Form 10-Q
period 2013-03-31
Garrison Capital Inc.
filed 2013-05-13
CIK 1509892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 814-00878

Garrison Capital Inc.

(Exact name of registrant as specified in its charter)

Delaware	90-0900145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1350 Avenue of the Americas

New York, New York 10019

(Address of principal executive offices)

(212) 372-9590

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 13, 2013 the Registrant had 16,758,779 shares of common stock, $0.001 par value, outstanding.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Financial Condition

Part I. Financial Information

Item 1. Financial Information

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Cash and cash equivalents	$13,827,176	$21,680,791
Cash and cash equivalents, restricted	32,298,639	69,902,136
Investments, fair value
Non-control/Non-affiliate investments (amortized cost of $286,579,737 and 233,938,360, respectively)	278,919,829	220,105,785
Accrued interest receivable	1,575,147	1,535,344
Deferred debt issuance costs (net of accumulated amortization of $606,601 and $434,672, respectively)	2,592,774	2,764,703
Deferred offering costs	653,838	-
Other assets	42,778	-
Total assets	$329,910,181	$315,988,759

Liabilities
Due to counterparties	$33,197,696	$15,742,446
Management fee payable	72,751	112,411
Senior secured revolving loan (Note 7)	5,000,000	-
Senior secured term loan (Note 7)	125,000,000	125,000,000
Interest payable	556,596	510,417
Accrued expenses and other payables	1,528,710	953,993
Total liabilities	165,355,753	142,319,267

Net assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 10,498,544 shares issued and outstanding	10,499	10,499
Paid-in-capital in excess of par	177,500,239	187,394,017
Accumulated undistributed net investment income	640,015	97,551
Accumulated net realized gain from investments	(5,936,417)	-
Net unrealized depreciation from investments	(7,659,908)	(13,832,575)
Total net assets	164,554,428	173,669,492
Total liabilities and net assets	$329,910,181	$315,988,759

Common shares outstanding (1)	10,498,544	10,498,544
Net asset value per common share (1)	$15.67	$16.54

(1)	Adjusted for Reverse Stock Split. See Note 1.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

March 31, 2013 (unaudited)

				% of
			Fair	Net
Security Description, March 31, 2013	Par / Shares	Cost	Value	Assets

Non-Control/Non-Affiliate Investments

Investments - United States

Common Equity

Miscellaneous Retail
Provo Craft Holdings, LLC, Common	1,850	$-	$128	$-%
Total Miscellaneous Retail		-	128	-

Transportation Services
EZE Trucking, LLC, Common	2,545	254,500	254,500	0.15
Total Transportation Services		254,500	254,500	0.15

Total Common Equity		254,500	254,628	0.15

Bank Loans

Apparel Products
Renfro Corporation, Term Loan B*
Libor ("L")+ 4.50%, 1.25% L Floor, 1/30/2019	1,000,000	$995,155	$1,010,000	0.61%
Totes Isotoner Corporation, Delayed Draw Term Loan*
L+ 5.75%, 1.50% L Floor, 7/7/2017	440,265	440,265	440,441	0.27
Totes Isotoner Corporation, Initial Term Loan (First Lien)*
L+ 5.75%, 1.50% L Floor, 7/7/2017	4,246,031	4,185,606	4,247,730	2.58
Total Apparel Products		5,621,026	5,698,171	3.46

Automotive
BBB Industries LLC, Term Loan*
L+ 4.25%, 1.25% L Floor, 3/27/2019	5,100,000	5,049,093	5,100,000	3.10
Holley Performance Products Inc., Term Loan*
Base Rate+ 6.00%**, 11/30/2017	10,000,000	9,882,381	9,882,381	6.00
Jason Inc., Term Loan*
L+ 3.75%, 1.25% L Floor, 2/28/2019	2,000,000	1,985,219	2,000,000	1.22
Total Automotive		16,916,693	16,982,381	10.32

Broadcasting & Entertainment
KXLA TV 44, Inc., Term Loan*
L+ 9.50%, 2.00% L Floor, 3/31/2016	4,987,469	5,034,551	5,037,343	3.06
Sesac Holdco II, LLC, Term Loan*
L+ 4.75%, 1.25% L Floor, 2/7/2019	997,500	987,762	1,004,981	0.61
Sesac Holdco II, LLC, Term Loan (Second Lien)*
L+ 8.75%, 1.25% L Floor, 7/12/2019	5,250,000	5,377,800	5,355,000	3.26
Total Broadcasting & Entertainment		11,400,113	11,397,324	6.93

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

March 31, 2013 (unaudited)

				% of
			Fair	Net
Security Description, March 31, 2013	Par	Cost	Value	Assets

Non-Control/Non-Affiliate Investments (continued)

Investments - United States (continued)

Bank Loans (continued)

Business Finance Services
Ocwen Loan Servicing, LLC, Initial Term Loan*
L+ 3.75%, 1.25% L Floor, 2/15/2018	4,000,000	$3,980,672	$4,065,200	2.47%
Total Business Finance Services		3,980,672	4,065,200	2.47

Chemicals
Arclin US Holdings Inc., Second Lien Term Loan*
L+ 6.00%, 1.75% L Floor, 1/15/2015	2,618,846	2,560,699	2,618,846	1.58
Porex Corporation, US Term Loan A*
L+ 5.25%, 1.50% L Floor, 3/31/2015	3,444,922	3,427,684	3,410,474	2.08
Total Chemicals		5,988,383	6,029,320	3.66

Communications
Aspect Software, Inc., Tranche B Term Loan*
L+ 5.25%, 1.75% L Floor, 5/7/2016	4,908,271	4,915,389	4,961,280	3.01
ConvergeOne Holdings Corp, Term A Loan*
L+ 7.00%, 1.50% L Floor, 6/8/2017	8,181,250	8,078,424	8,058,531	4.90
Einstruction Corp., Initial Term Loan* (1)
0.00%**, 7/2/2013	3,000,730	2,802,938	225,055	0.14
Sirva Worldwide, Term Loan*
L+ 6.25%, 1.25% L Floor, 3/27/2019	5,000,000	4,900,410	4,925,000	2.99
TeleGuam Holdings, LLC, Term Loan (First Lien)*
L+ 4.00%, 1.50% L Floor, 6/9/2016	3,536,511	3,525,244	3,488,061	2.12
Transfirst Holdings, Inc., Term B Loan (First Lien)*
L+ 5.00%, 1.25% L Floor, 12/27/2017	1,995,000	1,976,149	2,023,728	1.23
U.S. Telepacific Corp., Term Loan*
L+ 4.50%, 1.25% L Floor, 2/23/2017	2,946,186	2,942,814	2,932,633	1.79
Total Communications		29,141,368	26,614,288	16.18

Crop Agriculture
Earthbound Holdings III, LLC, Term Loan*
L+ 4.25%, 1.50% L Floor, 12/21/2016	2,932,524	2,905,099	2,844,548	1.73
Total Crop Agriculture		2,905,099	2,844,548	1.73

Consumer Finance Services
PlanMember Financial Corporation, Term Loan*
L+ 8.50%, 1.50% L Floor, 2/14/2018	1,000,000	975,616	975,702	0.59
Total Consumer Finance Services		975,616	975,702	0.59

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

March 31, 2013 (unaudited)

				% of
			Fair	Net
Security Description, March 31, 2013	Par	Cost	Value	Assets

Non-Control/Non-Affiliate Investments (continued)

Investments - United States (continued)

Bank Loans (continued)

Educational Services
Educate, Inc., Term Loan*
Base Rate+ 6.00%**, 6/16/2014	1,808,419	$1,799,171	$1,717,998	1.04%
Total Educational Services		1,799,171	1,717,998	1.04

Electrical Equipment
Syncsort Incorporated, Term Loan*
Base Rate+ 4.25%**, 3/31/2015	3,569,105	3,535,486	3,426,341	2.10
Roberts-Gordon LLC, Term Loan*
L+ 10.00%, 2.00% L Floor, 4/20/2016	11,279,909	11,229,588	11,392,708	6.90
Wash Multifamily Laundry Systems, LLC, Term Loan*
L+ 4.00%, 1.25% L Floor, 2/21/2019	1,000,000	997,551	1,012,500	0.62
Total Electrical Equipment		15,762,625	15,831,549	9.62

Finance Lessors
iStar Financial Inc., Term Loan
L+ 3.50%, 1.00% L Floor, 10/15/2017	7,352,522	7,352,522	7,407,666	4.50
Total Finance Lessors		7,352,522	7,407,666	4.50

Food Stores - Retail
Apple & Eve, LLC, Term Loan*
L+ 12.50%, 1.25% L Floor, 12/11/2017	9,937,500	9,844,111	9,844,679	5.98
Fairway Group Acquisition Company, Term Loan B
L+ 5.50%, 1.25% L Floor, 8/17/2018	6,982,500	6,982,500	7,095,966	4.31
Sagittarius Restaurants LLC (Del Taco), Term Loan
L+ 5.00%, 1.25% L Floor, 10/1/2018	5,000,000	4,950,075	5,012,500	3.05
Sqwincher Corporation, Term Loan*
L+ 10.00%, 1.50% L Floor, 8/3/2016	7,850,000	7,751,593	7,751,229	4.71
Total Food Stores - Retail		29,528,279	29,704,374	18.05

Health Services
eResearchTechnology, Inc., Term Loan*
L+ 4.75%, 1.25% L Floor, 5/2/2018	6,483,750	6,451,659	6,499,959	3.95
Healogics, Inc., Term B Loan (First Lien)*
L+ 4.00%, 1.25% L Floor, 2/5/2019	1,000,000	995,123	1,010,300	0.61
Virtual Radiologic Corporation, Term Loan B*
Base Rate+ 4.50%**, 12/22/2016	4,925,000	4,892,054	3,349,000	2.04
Total Health Services		12,338,836	10,859,259	6.60

Insurance Agents
Worley Claims Services, LLC, Term Loan*
L+ 11.00%, 1.50% L Floor, 7/6/2017	7,817,600	7,684,196	7,684,196	4.67
Total Insurance Agents		7,684,196	7,684,196	4.67

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

March 31, 2013 (unaudited)

				% of
			Fair	Net
Security Description, March 31, 2013	Par	Cost	Value	Assets

Non-Control/Non-Affiliate Investments (continued)

Investments - United States (continued)

Bank Loans (continued)

Metal Mining
Metal Services LLC (Phoenix), Term Loan*
L+ 6.50%, 1.25% L Floor, 6/30/2017	3,264,545	$3,210,574	$3,293,273	2.00%
Total Metal Mining		3,210,574	3,293,273	2.00

Miscellaneous Manufacturing
Alpha Packaging Holdings, Inc., Tranche B Term Loan*
L+ 4.50%, 1.25% L Floor, 9/17/2016	3,168,750	3,111,056	3,073,688	1.87
Arctic Glacier USA, Inc., Term Loan*
L+ 7.00%, 1.50% L Floor, 7/27/2018	4,725,000	4,599,688	4,795,875	2.92
GSE Environmental, Inc., Term Loan (First Lien)*
L+ 5.50%, 1.50% L Floor, 5/27/2016	3,932,457	3,907,654	3,883,302	2.36
Kranos Acquisition Corp., Term Loan*
L+ 13.00%, 1.00% L Floor, 6/15/2017	10,000,000	9,915,827	10,100,000	6.13
World Kitchen, LLC, Term Loan*
L+ 4.25%, 1.25% L Floor, 3/4/2019	3,500,000	3,465,494	3,552,500	2.16
Total Miscellaneous Manufacturing		24,999,719	25,405,365	15.44

Miscellaneous Retail
Provo Craft & Novelty, Inc., Term Loan (1)
L+ 7.00%, 3/22/2016	3,975,957	3,883,751	556,634	0.34
PSP Group, LLC, Term Loan*
L+ 4.75%, 1.50% L Floor, 9/13/2016	4,447,706	4,407,266	4,403,229	2.68
Total Miscellaneous Retail		8,291,017	4,959,863	3.02

Miscellaneous Services
Ascensus, Inc., Initial Term Loan*
L+ 6.75%, 1.25% L Floor, 12/21/2018	3,990,000	3,913,877	4,009,950	2.44
Attachmate Corporation, Second Lien Term Loan*
L+ 9.50%, 1.50% L Floor, 11/22/2018	5,000,000	5,049,377	5,027,000	3.05
Centiv Holding Company, Term Loan*
14.50%, 9/6/2016	7,600,000	7,455,046	7,455,046	4.53
First Data Corporation, 2018B Term Loan*
L+ 5.00%, 9/24/2018	2,000,000	1,968,163	2,013,000	1.22
Flexera Software, Inc., Term Loan*
Base Rate+ 2.75%**, 3/13/2019	5,500,000	5,472,726	5,532,450	3.36
Global Traffic Technologies, LLC, Term Loan A* (2)
L+ 6.00%, 2.00% L Floor, 6/28/2014	6,439,794	6,367,491	6,351,247	3.86
Global Traffic Technologies, LLC, Term Loan B* (2)
L+ 6.00%, 2.00% L Floor, 6/28/2014	3,560,206	3,540,288	3,511,253	2.13
United States Infrastructure Corporation, Term Loan*
L+ 4.25%, 1.25% L Floor, 7/29/2017	1,924,066	1,924,066	1,921,757	1.17
Vision Solutions, Inc., Term Loan (First Lien)*
L+ 4.50%, 1.50% L Floor, 7/23/2016	5,406,349	5,374,124	5,406,349	3.29
Total Miscellaneous Services		41,065,158	41,228,052	25.05

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

March 31, 2013 (unaudited)

				% of
			Fair	Net
Security Description, March 31, 2013	Par	Cost	Value	Assets

Non-Control/Non-Affiliate Investments (continued)

Investments - United States (continued)

Bank Loans (continued)

National Security
Scitor Corporation, Term Loan*
L+ 3.50%, 1.50% L Floor, 2/15/2017	6,639,773	6,629,921	6,637,117	4.03
Sirius Computer Solutions (SCS Holdings I Inc.), Term Loan*
L+ 5.75%, 1.25% L Floor, 12/7/2018	3,692,308	3,657,417	3,738,462	2.27
Six3 Systems, Inc., Term Loan*
L+ 5.75%, 1.25% L Floor, 10/4/2019	4,987,500	4,941,215	5,012,438	3.05
Total National Security		15,228,553	15,388,017	9.35

Oil & Gas
Varel International Energy Funding Corp., Term Loan*
L+ 7.75%, 1.50% L Floor, 7/17/2017	7,940,000	$7,788,812	$7,993,198	4.86%
Total Oil & Gas		7,788,812	7,993,198	4.86

Printing & Publishing
Cengage Learning, Inc., Tranche B (Extended)*
L+ 5.50%, 7/5/2017	5,950,188	5,950,188	4,569,744	2.78
Penn Foster, Inc., Term Loan*
Base Rate+ 5.00%**, 3/31/2015	1,185,748	1,185,748	1,043,458	0.63
Total Printing & Publishing		7,135,936	5,613,202	3.41

Restaurants
BMP/Pennant Holdings, LLC, Term Loan A*
L+5.00% Cash, L+1.00% PIK, 6/27/2014	2,858,549	2,657,220	2,572,705	1.57
BMP/Pennant Holdings, LLC, Term Loan B
L+6.00% Cash, L+6.00% PIK, 6/27/2014	639,847	597,058	319,924	0.19
Total Restaurants		3,254,278	2,892,629	1.76

Specialty Services
SI Organization, Inc. (The), New Tranche B Term Loan*
L+ 3.25%, 1.25% L Floor, 11/22/2016	3,910,000	3,896,564	3,893,578	2.37
Total Specialty Services		3,896,564	3,893,578	2.37

Textile Products
Universal Fiber Systems, LLC, Term Loan*
L+ 5.75%, 1.75% L Floor, 6/26/2015	4,250,000	4,228,750	4,165,000	2.53
Total Textile Products		4,228,750	4,165,000	2.53

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

March 31, 2013 (unaudited)

				% of
			Fair	Net
Security Description, March 31, 2013	Par	Cost	Value	Assets

Non-Control/Non-Affiliate Investments (continued)

Investments - United States (continued)

Bank Loans (continued)

Transportation Services
Delta Air Lines, Inc., Term Loan*
L+ 3.25%, 1.00% L Floor, 4/15/2017	4,925,000	$4,925,000	$4,988,040	3.03%
Fleetgistics Holdings, Inc., Term Loan*
L+ 5.88%, 2.00% L Floor, 3/23/2015	1,999,202	2,001,542	1,819,274	1.11
Orbitz Worldwide, Inc., Term Loan*
L+ 6.00%, 1.25% L Floor, 9/25/2017	1,000,000	990,067	1,006,700	0.61
Ozburn-Hessey Holding Company LLC, Term Loan*
L+ 6.25%, 2.00% L Floor, 4/8/2016	6,231,471	5,971,876	6,247,050	3.80
Total Transportation Services		13,888,485	14,061,064	8.54

Wholesale Durable Goods
Howard Berger Co. LLC, Term A Loan*
L+ 5.75%, 1.25% L Floor, 8/3/2017	1,985,000	1,959,167	1,980,038	1.20
Total Wholesale Durable Goods		1,959,167	1,980,038	1.20

Total Bank Loans		286,341,612	278,685,255	169.36

Total Non-Control/Non-Affiliate Investments		$286,596,112	$278,939,883	169.51%

Unfunded Obligations

Miscellaneous Services
Global Traffic Technologies, LLC, Revolver* (2)
1.00%, 6/28/2014	1,458,439	$(16,375)	$(20,054)	(0.01)%
Total Miscellaneous Services		(16,375)	(20,054)	(0.01)

Total Unfunded Obligations		$(16,375)	$(20,054)	(0.01)%

Total Investments - United States		$286,579,737	$278,919,829	169.50%

*	Denotes that all or a portion of the loan secures the loans under the Credit Facility (see Note 7).
**	Reference to an alternate base rate is commonly based on the Federal Funds Rate or the Prime Rate.
(1)	Investment currently placed on non-accrual status. The contractual default interest rate as of March 31, 2013 was 8.25% (Base Rate + 5.00%) for Einstruction Corp. and 15.00% for Provo Craft & Novelty, Inc.
(2)	On December 19, 2012, the Company purchased an interest in the Term Loan A, Term Loan B and Revolver of Global Traffic Technologies, LLC with par amounts of $6,439,794, $3,560,206 and $1,458,439, respectively. The Company has recorded these investments in accordance with the investment transaction policy of the Company contained in Note 2. As of March 31, 2013 the trade remains unsettled.

All debt investments were income producing as of March 31, 2013 except as noted above. Common equity investments are non-income producing unless otherwise noted.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2012

				% of
			Fair	Net
Security Description, December 31, 2012	Par / Shares	Cost	Value	Assets

Non-Control/Non-Affiliate Investments

Investments - United States

Common Equity

Food Stores - Retail
Next Generation Vending, LLC, Class A-2 Units	496,979	$496,979	$-	-%
Total Food Stores - Retail		496,979	-	-

Miscellaneous Retail
Provo Craft Holdings, LLC, Common	1,450	-	100	-
Total Miscellaneous Retail		-	100	-

Transportation Services
EZE Trucking, LLC, Common	2,545	254,500	254,500	0.15
Total Transportation Services		254,500	254,500	0.15

Total Common Equity		751,479	254,600	0.15

Bank Loans

Apparel Products
Totes Isotoner Corporation, Delayed Draw Term Loan*
Libor ("L")+ 5.75%, 1.50% L Floor, 7/7/2017	443,168	$443,168	$443,168	0.26%
Totes Isotoner Corporation, Initial Term Loan (First Lien)*
L+ 5.75%, 1.50% L Floor, 7/7/2017	4,274,032	4,209,699	4,274,032	2.46
Total Apparel Products		4,652,867	4,717,200	2.72

Automotive
BBB Industries LLC, Term Loan (First Lien)*
L+ 4.50%, 2.00% L Floor, 6/29/2013	5,134,969	5,096,067	5,032,269	2.90
Holley Performance Products Inc., Term Loan*
Base Rate+ 6.00%**, 11/30/2017	10,000,000	9,875,000	9,875,000	5.68
Total Automotive		14,971,067	14,907,269	8.58

Business Finance Services
Ocwen Financial Corporation, Initial Term Loan*
L+ 5.50%, 1.50% L Floor, 9/1/2016	2,000,772	1,975,466	2,005,774	1.15
Total Business Finance Services		1,975,466	2,005,774	1.15

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

December 31, 2012

				% of
			Fair	Net
Security Description, December 31, 2012	Par	Cost	Value	Assets

Non-Control/Non-Affiliate Investments (continued)

Investments - United States (continued)

Bank Loans (continued)

Chemicals
Arclin US Holdings Inc., Second Lien Term Loan*
L+ 6.00%, 1.75% L Floor, 1/15/2015	2,625,596	$2,559,288	$2,625,596	1.50%
Porex Corporation, US Term Loan A*
L+ 5.25%, 1.50% L Floor, 3/31/2015	3,444,922	3,425,559	3,410,474	1.98
Total Chemicals		5,984,847	6,036,070	3.48

Communications
Aspect Software, Inc., Tranche B Term Loan*
L+ 5.25%, 1.75% L Floor, 5/7/2016	4,968,421	4,976,199	4,993,263	2.88
ConvergeOne Holdings Corp, Term A Loan*
L+ 7.00%, 1.50% L Floor, 6/8/2017	8,287,500	8,177,212	8,163,188	4.70
Einstruction Corp., Initial Term Loan* (1)
0.00%**, 7/2/2013	3,000,730	2,802,938	462,112	0.27
TeleGuam Holdings, LLC, Term Loan (First Lien)*
L+ 4.00%, 1.50% L Floor, 6/9/2016	3,663,770	3,651,197	3,604,417	2.07
U.S. Telepacific Corp., Term Loan*
L+ 4.50%, 1.25% L Floor, 2/23/2017	2,952,912	2,949,328	2,910,390	1.67
Total Communications		22,556,874	20,133,370	11.59

Crop Agriculture
Earthbound Holdings III, LLC, Term Loan*
L+ 4.25%, 1.50% L Floor, 12/21/2016	2,940,018	2,910,705	2,938,254	1.69
Total Crop Agriculture		2,910,705	2,938,254	1.69

Educational Services
Educate, Inc., Term Loan*
L+ 7.00%, 1.50% L Floor, 6/16/2014	1,819,789	1,808,588	1,819,789	1.05
Total Educational Services		1,808,588	1,819,789	1.05

Electrical Equipment
Roberts-Gordon LLC, Term Loan*
L+ 10.00%, 2.00% L Floor, 4/20/2016	7,665,501	7,564,301	7,665,501	4.40
Syncsort Incorporated, Term Loan*
L+ 5.50%, 2.00% L Floor, 3/31/2015	3,569,105	3,531,342	3,426,341	1.99
Total Electrical Equipment		11,095,643	11,091,842	6.39

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

December 31, 2012

				% of
			Fair	Net
Security Description, December 31, 2012	Par	Cost	Value	Assets

Non-Control/Non-Affiliate Investments (continued)

Investments - United States (continued)

Bank Loans (continued)

Food Stores - Retail
Apple & Eve, LLC, Term Loan*
L+ 12.50%, 1.25% L Floor, 12/11/2017	10,000,000	$9,901,095	$9,901,199	5.70%
Fairway Group Acquisition Company, Term Loan
L+ 6.75%, 1.50% L Floor, 8/17/2018	6,982,500	6,908,884	7,030,679	4.05
Next Generation Vending, LLC, Priority Revolving Loan
L+ 10.00%, 1.50% L Floor, 6/28/2013	2,000,000	2,000,000	2,000,000	1.15
Next Generation Vending, LLC, Revolver
L+ 10.00%, 1.50% L Floor, 8/4/2016	1,607,143	1,583,997	964,286	0.56
Next Generation Vending, LLC, Term Loan
L+ 10.00%, 1.50% L Floor, 8/4/2016	11,400,000	11,235,820	6,840,000	3.94
Sqwincher Corporation, Term Loan*
L+ 10.00%, 1.50% L Floor, 8/3/2016	7,900,000	7,793,666	7,793,438	4.48
Total Food Stores - Retail		39,423,462	34,529,602	19.88

Health Services
AccentCare, Inc., Term Loan
L+ 5.00%, 1.50% L Floor, 12/22/2016	1,510,833	1,505,679	944,271	0.54
eResearchTechnology, Inc., Term Loan*
L+ 6.50%, 1.50% L Floor, 5/2/2018	5,985,000	5,766,364	5,910,188	3.40
Virtual Radiologic Corporation, Term Loan B*
Base Rate+ 4.50%**, 12/22/2016	4,925,000	4,889,877	4,186,250	2.41
Total Health Services		12,161,920	11,040,709	6.35

Insurance Agents
Worley Claims Services, LLC, Term Loan*
L+ 11.00%, 1.50% L Floor, 7/6/2017	7,891,200	7,748,761	7,748,761	4.46
Total Insurance Agents		7,748,761	7,748,761	4.46

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

December 31, 2012

				% of
			Fair	Net
Security Description, December 31, 2012	Par	Cost	Value	Assets

Non-Control/Non-Affiliate Investments (continued)

Investments - United States (continued)

Bank Loans (continued)

Metal Mining
Metal Services LLC (Phoenix), Term Loan*
L+ 6.50%, 1.25% L Floor, 6/30/2017	3,000,000	$2,941,182	$3,015,000	1.74%
Total Metal Mining		2,941,182	3,015,000	1.74

Miscellaneous Manufacturing
Alpha Packaging Holdings, Inc., Tranche B Term Loan*
L+ 5.00%, 1.75% L Floor, 9/17/2016	3,176,875	3,114,921	3,018,031	1.74
Arctic Glacier USA, Inc., Term Loan*
L+ 7.00%, 1.50% L Floor, 7/27/2018	4,737,500	4,606,039	4,761,188	2.74
GSE Environmental, Inc., Term Loan (First Lien)*
L+ 5.50%, 1.50% L Floor, 5/27/2016	3,932,457	3,905,718	3,883,302	2.24
Kranos Acquisition Corp., Term Loan*
L+ 13.00%, 1.00% L Floor, 6/15/2017	10,000,000	9,910,898	9,910,898	5.70
Total Miscellaneous Manufacturing		21,537,576	21,573,419	12.42

Miscellaneous Retail
Provo Craft & Novelty, Inc., Term Loan
L+ 7.00%, 1.50% L Floor, 3/22/2016	3,975,957	3,883,751	623,032	0.36
PSP Group, LLC, Term Loan*
L+ 4.75%, 1.50% L Floor, 9/13/2016	4,460,206	4,416,761	4,415,604	2.54
Total Miscellaneous Retail		8,300,512	5,038,636	2.90

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

December 31, 2012

				% of
			Fair	Net
Security Description, December 31, 2012	Par	Cost	Value	Assets

Non-Control/Non-Affiliate Investments (continued)

Investments - United States (continued)

Bank Loans (continued)

Miscellaneous Services
Ascensus, Inc., Initial Term Loan*
L+ 6.75%, 1.25% L Floor, 12/21/2018	4,000,000	$3,920,401	$3,940,000	2.27%
Centiv Holding Company, Term Loan*
14.50%, 9/6/2016	7,800,000	7,640,562	7,640,562	4.40
First Data Corporation, Non-Extended B-2 Term Loan*
L+ 2.75%, 9/24/2014	88,744	84,316	88,620	0.05
First Data Corporation, Non-Extended B-3 Term Loan*
L+ 2.75%, 9/24/2014	288,419	274,029	288,015	0.17
First Data Corporation, 2018B Term Loan*
L+ 5.00%, 9/24/2018	2,000,000	1,966,733	1,960,400	1.13
Global Traffic Technologies, LLC, Term Loan A*
L+ 6.00%, 2.00% L Floor, 6/28/2014	6,439,794	6,353,158	6,351,247	3.66
Global Traffic Technologies, LLC, Term Loan B*
L+ 6.00%, 2.00% L Floor, 6/28/2014	3,560,206	3,532,364	3,511,253	2.02
Transfirst Holdings, Inc., Term B Loan (First Lien)*
L+ 5.00%, 1.25% L Floor, 12/27/2017	2,000,000	1,980,120	1,966,600	1.13
United States Infrastructure Corporation, Term Loan*
L+ 4.25%, 1.25% L Floor, 7/29/2017	1,924,066	1,924,066	1,924,066	1.11
Vision Solutions, Inc., Term Loan (First Lien)*
L+ 4.50%, 1.50% L Floor, 7/23/2016	5,530,425	5,496,311	5,496,136	3.16
Total Miscellaneous Services		33,172,060	33,166,899	19.10

National Security
Scitor Corporation, Term Loan*
L+ 3.50%, 1.50% L Floor, 2/15/2017	4,639,773	4,624,144	4,620,750	2.67
Sirius Computer Solutions (SCS Holdings I Inc.), Term Loan*
Base Rate+ 4.75%**, 12/7/2018	3,923,077	3,884,399	3,947,792	2.27
Six3 Systems, Inc., Term Loan*
L+ 5.75%, 1.25% L Floor, 10/4/2019	5,000,000	4,951,839	4,975,000	2.86
Total National Security		13,460,382	13,543,542	7.80

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

December 31, 2012

				% of
			Fair	Net
Security Description, December 31, 2012	Par	Cost	Value	Assets

Non-Control/Non-Affiliate Investments (continued)

Investments - United States (continued)

Bank Loans (continued)

Printing & Publishing
Cengage Learning, Inc., Tranche B (Extended)*
L+ 5.50%, 7/5/2017	5,965,926	$5,965,926	$4,706,519	2.71%
Education Holdings 1, Inc., Term Loan*
L+ 5.50%, 1.50% L Floor, 12/7/2014	1,187,789	1,176,110	1,069,010	0.62
Total Printing & Publishing		7,142,036	5,775,529	3.33

Restaurants
BMP/Pennant Holdings, LLC, Term Loan A*
L+5.00% Cash, L+1.00% PIK, 6/27/2014	2,858,549	2,617,221	2,515,562	1.45
BMP/Pennant Holdings, LLC, Term Loan B
L+6.00% Cash, L+6.00% PIK, 6/27/2014	639,847	555,029	292,410	0.17
Total Restaurants		3,172,250	2,807,972	1.62

Specialty Services
SI Organization, Inc. (The), New Tranche B Term Loan*
L+ 3.25%, 1.25% L Floor, 11/22/2016	3,920,000	3,905,620	3,890,600	2.24
Total Specialty Services		3,905,620	3,890,600	2.24

Textile Products
Universal Fiber Systems, LLC, Term Loan*
L+ 5.75%, 1.75% L Floor, 6/26/2015	4,375,000	4,350,724	4,287,500	2.47
Total Textile Products		4,350,724	4,287,500	2.47

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments (continued)

December 31, 2012

				% of
			Fair	Net
Security Description, December 31, 2012	Par	Cost	Value	Assets

Non-Control/Non-Affiliate Investments (continued)

Investments - United States (continued)

Bank Loans (continued)

Transportation Services
Fleetgistics Holdings, Inc., Term Loan*
L+ 5.88%, 2.00% L Floor, 3/23/2015	2,025,665	$2,028,332	$1,863,612	1.07%
Ozburn-Hessey Holding Company LLC, Term Loan*
L+ 6.25%, 2.00% L Floor, 4/8/2016	6,231,471	5,950,713	6,169,156	3.55
Total Transportation Services		7,979,045	8,032,768	4.62

Wholesale Durable Goods
Howard Berger Co. LLC, Term A Loan*
L+ 5.75%, 1.25% L Floor, 8/3/2017	1,990,000	1,962,632	1,985,020	1.14
Total Wholesale Durable Goods		1,962,632	1,985,020	1.14

Total Bank Loans		233,214,219	220,085,525	126.72

Total Non-Control/Non-Affiliate Investments		$233,965,698	$220,340,125	126.87%

Unfunded Obligations

Miscellaneous Services
Global Traffic Technologies, LLC, Revolver*
1.00%, 6/28/2014	1,458,439	$(19,623)	$(20,054)	(0.01)%
Total Miscellaneous Services		(19,623)	(20,054)	(0.01)

Food Stores - Retail
Next Generation Vending, LLC, Revolver
1.00%, 8/4/2016	535,714	(7,715)	(214,286)	(0.12)
Total Food Stores - Retail		(7,715)	(214,286)	(0.12)

Total Unfunded Obligations		$(27,338)	$(234,340)	(0.13)%

Total Investments - United States		$233,938,360	$220,105,785	126.74%

*	Denotes that all or a portion of the loan secures the loans under the Credit Facility (see Note 7).
**	Reference to an alternate base rate is commonly based on the Federal Funds Rate or the Prime Rate.
(1)	Investment currently in default and placed on non-accrual status. The contractual default interest rate as of December 31, 2012 was 8.25% (Base Rate + 5.00%).

All debt investments were income producing as of December 31, 2012 except as noted above. Common equity investments are non-income producing unless otherwise noted.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

For the three months ended March 31, 2013 and March 31, 2012

	March 31, 2013	March 31, 2012
Investment income
Interest	$5,473,093	$6,724,640
Total investment income	5,473,093	6,724,640

Expenses
Interest	1,383,574	2,048,463
Management fees	1,031,371	461,678
Incentive fees	-	-
Professional fees	257,314	241,924
Directors’ fees	73,156	73,968
Administrator expenses	149,839	49,843
Other expenses	112,067	100,946
Total expenses	3,007,321	2,976,822
Base management fees waived	(438,620)	-
Directors’ fees waived	(34,426)	-
Administrator expenses waived	(101,197)	-
Net expenses	2,433,078	2,976,822
Net investment income	3,040,015	3,747,818

Realized and unrealized gain/(loss) on investments
Net realized gain/(loss) from investments	(5,936,417)	399,864
Net change in unrealized depreciation on investments	6,172,667	3,518,406
Net realized and unrealized gain/(loss) on investments	236,250	3,918,270

Net increase in net assets resulting from operations	$3,276,265	$7,666,088

Net investment income per common share/members' capital per unit (1)	$0.29	$0.36
Basic earnings per common share/members' capital per unit (1)	$0.31	$0.73
Basic weighted average common shares/members' capital units outstanding (1)	10,498,544	10,498,544

Dividends and distributions declared per common share/members' capital per unit	$1.18	$-

(1)	Adjusted for Reverse Stock Split. See Note 1.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets/Members’ Capital (unaudited)

For the three months ended March 31, 2013 and March 31, 2012

	March 31, 2013	March 31, 2012

Increase in net assets/members' capital from operations:
Net investment income	$3,040,015	$3,747,818
Net realized gain/(loss) from investments	(5,936,417)	399,864
Net change in unrealized appreciation on investments	6,172,667	3,518,406
Net increase in net assets/members' capital from operations:	3,276,265	7,666,088

Dividends and distributions to stockholders:
Distribution-in-kind	(9,991,329)
Cash distributions	(2,400,000)	-
Total dividends and distributions to stockholders	(12,391,329)	-

Total increase/(decrease) in net assets/members' capital	(9,115,064)	7,666,088
Net assets/members' capital at beginning of period	173,669,492	171,072,005
Net assets/members' capital at end of period	$164,554,428	$178,738,093
Net asset value per common share/members' capital per unit	$15.67	$17.02
Common shares/members' capital outstanding at end of period (1)	10,498,544	10,498,544

(1)	Adjusted for Reverse Stock Split. See Note 1.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

For the three months ended March 31, 2013 and March 31, 2012

	March 31, 2013	March 31, 2012
Cash flows from operating activities
Net income	$3,276,265	$7,666,088
Adjustments to reconcile net income to net cash used in operating activities:
Net accretion of discounts on investments	(313,378)	(702,341)
Net realized (gain)/loss from investments	5,936,417	(399,864)
Amortization of discount on senior secured notes payable	-	43,254
Amortization of deferred debt issuance costs	171,929	334,885
Net change in unrealized depreciation on investments	(6,172,667)	(3,518,406)
Purchases of investments	(92,457,589)	(8,400,000)
Paydowns of investments	23,658,902	38,651,822
Sales of investments	944,271	5,116,098
Changes in operating assets and liabilities:
Decrease (increase) in cash and cash equivalents, restricted	37,603,497	(6,302,654)
Decrease in due from counterparties	-	(59,856)
Decrease (increase) in accrued interest receivable	(441,132)	175,633
Decrease (increase) in deferred offering costs	(653,838)	(63,243)
Decrease (increase) in other assets	(42,778)	10,417
Increase in due to counterparties	17,455,250	-
(Decrease) increase in management fee payable	(39,660)	(206,033)
Decrease in interest payable on notes payable	46,179	(94,381)
Increase in accrued expenses and other payables	574,717	(118,172)
Net cash (used in) provided by operating activities	(10,453,615)	32,133,247

Cash flows from financing activities
Distributions	(2,400,000)	-
Repayment of senior secured notes payable	-	(24,429,816)
Proceeds from borrowing on revolving loan	5,000,000	-
Net cash provided by (used in) financing activities	2,600,000	(24,429,816)

Net (decrease) increase in cash and cash equivalents	(7,853,615)	7,703,431
Cash and cash equivalents at beginning of period	21,680,791	47,927,874
Cash and cash equivalents at end of period	$13,827,176	$55,631,305

Supplemental disclosure of cash flow information
Cash paid for interest expense	$1,165,464	$1,764,706

Supplemental disclosure of non-cash information

On February 25, 2013, our board of directors approved a distribution-in-kind, or the Distribution-in-Kind, in the amount of $9,991,329 or $0.95 per share. Assets distributed were Next Generation Vending, LLC, Priority Revolving Loan in the amount of $2,000,000, Next Generation Vending, LLC, Revolver in the amount of $750,000, Next Generation Vending, LLC, Term Loan in the amount of $6,840,000 and $401,329 of accrued interest.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

1.	Organization

Garrison Capital Inc. (“GARS” and, collectively with its subsidiaries, the “Company”, “we” or “our”) is a Delaware corporation and is an externally managed, closed-end, non-diversified management investment company. GARS has filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, GARS intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the period from October 9, 2012 to December 31, 2012.

Garrison Capital LLC, a Delaware limited liability company, commenced operations on December 17, 2010. On October 9, 2012, Garrison Capital LLC converted from a Delaware limited liability company to a Delaware corporation (the “Conversion”). In this Conversion, Garrison Capital Inc. succeeded to the business of Garrison Capital LLC and its subsidiaries, and the members of Garrison Capital LLC became stockholders of GARS. An aggregate of 10,707,221 shares of common stock, par value $0.001 per share, were issued to the members of GARS in this Conversion in accordance with their respective pro-rata membership interests in Garrison Capital LLC. As a result of a reverse stock split on February 25, 2013, which resulted in the conversion of one share of common stock into 0.9805106 shares of common stock (the “Reverse Stock Split), all amounts related to shares/units, share/unit prices, earnings per share/per unit and distributions per share/unit have been retroactively restated for all periods presented. As a result, the 10,707,221 shares of common shares issued in the Conversion have been retroactively restated to 10,498,544.

GARS priced its initial public offering (“IPO”) on March 26, 2013, which closed on April 2, 2013, selling 6,133,334 shares at a public offering price of $15.00 per share. Concurrent with the closing of the IPO, the Company’s directors, officers, employees and an affiliate of Garrison Capital Advisers LLC, a Delaware limited liability company (the “Investment Adviser”), purchased an additional 126,901 shares through a private placement transaction (the “Concurrent Private Placement”) exempt from registration under the Securities Act of 1933, as amended, at a price of $15.00 per share. Refer to Note 13 Subsequent Events.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

1.	Organization (continued)

The Company invests or provides direct lending in (1) first lien senior secured loans, (2) second lien senior secured loans, (3) “one-stop” senior secured loans or “unitranche” loans, (4) subordinated or mezzanine loans and (5) to a lesser extent, selected equity co-investments in middle-market companies. The term “one-stop” or “unitranche” refers to a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans. The term “mezzanine” refers to a loan that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. The Company’s investment objective is to generate current income and capital appreciation by investing primarily in secured loans to middle-market companies and minority equity investments in middle-market companies. The Company intends to generate risk-adjusted net returns by assembling a broad portfolio of investments.

The Company’s business and affairs are managed and controlled by the Company’s board of directors (the “Board”), of which a majority of the members are independent of the Company and the Investment Adviser and its affiliates.

On December 31, 2010, Garrison Capital LLC acquired Garrison Capital CLO Ltd., a Cayman Islands exempted company (“Garrison Capital CLO”), which was created on September 20, 2010 and initially capitalized on December 31, 2010. This entity is a wholly-owned consolidated subsidiary of GARS created for the purpose of acquiring and holding an investment in Garrison Funding 2010-1 LLC (“GF 2010-1”). This entity will be dissolved on April 8, 2013 pursuant to a Certificate of Dissolution received from the Registrar of Companies in the Cayman Islands on January 7, 2013.

On December 31, 2010, Garrison Capital CLO acquired 100% of the lowest tranche subordinated notes and nominal equity of GF 2010-1, a collateralized loan obligation entity (“CLO”) created on September 21, 2010 and initially capitalized on November 5, 2010 for the purpose of acquiring or participating in U.S. and Canadian dollar-denominated senior, first and second lien secured and unsecured corporate debt obligations, subject to the terms and conditions outlined in its indenture. GF 2010-1 previously appointed Deutsche Bank Trust Company Americas as its trustee (the “Trustee”). Garrison Investment Group, LP (the “Investment Manager”) was the collateral manager of GF 2010-1.

On April 25, 2011, Garrison Capital Equity Holdings LLC was formed for the purpose of holding minority equity investments in middle-market companies. Garrison Capital Equity Holdings LLC is 100% owned by GARS.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

1.	Organization (continued)

On April 19, 2012, Garrison Capital LLC formed Garrison Capital Funding 2012-1 Manager LLC, a Delaware limited liability company (‘‘GF 2012-1 Manager’’). This entity is a wholly-owned consolidated subsidiary of GARS created for the purpose of acquiring and holding an investment in Garrison Capital Funding 2012-1 LLC, a Delaware limited liability company (‘‘GF 2012-1’’). GF 2012-1 Manager owns 100% of the limited liability company interests of GF 2012-1, serves as collateral manager to GF 2012-1, and has entered into a sub-collateral management agreement with the Investment Adviser.

On April 19, 2012, Garrison Capital LLC formed GF 2012-1 LLC, for the purpose of acquiring or participating in U.S. dollar-denominated senior secured or second lien corporate loans and to acquire up to $150 million in financing.

On May 21, 2012, GF 2012-1 entered into a $150 million credit facility (the “Credit Facility”), consisting of $125 million of term loans (“Class A-T Loans”) and $25 million of revolving loans (Class A-R Loans”), which was utilized to refinance the GF 2010-1 Notes (as defined in Note 7). In connection with the execution of the Credit Facility and the refinancing of GF 2010-1, GF 2010-1 redeemed the GF 2010-1 Notes in accordance with the indenture governing such notes and a majority of the loans and other assets owned or financed under such indenture were sold or contributed to GF 2012-1 as collateral for the Credit Facility.

American Stock Transfer & Trust Company, LLC (“AST”) will serve as our transfer and dividend paying agent and registrar subsequent to the closing of our IPO as discussed in Note 13.

GARS entered into a custody agreement, which was effective as of October 9, 2012 (the “Custody Agreement”) with Deutsche Bank Trust Company Americas (the “Custodian”) to act as custodian for GARS. Deutsche Bank Trust Company Americas is also the collateral agent and custodian of GF 2012-1.

GARS entered into an administration agreement, which was effective as of October 9, 2012 (the “Administration Agreement”) with Garrison Capital Administrator LLC, a Delaware limited liability company (the “GARS Administrator”).

SEI Investments Global Fund Services, Inc. (the “Sub-Administrator”) is the Company’s sub-administrator. The Sub-Administrator performs certain accounting and administrative services for the Company. The Sub-Administrator receives a monthly fee from the Company equal to a percentage of the total net assets of the Company. The Sub-Administrator is also reimbursed by the Company for all reasonable out-of-pocket expenses.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

2.	Significant Accounting Policies

Basis of Presentation

GARS entered into an investment advisory agreement with the Investment Adviser, which was effective as of October 9, 2012 and subsequently amended and restated on March 26, 2013 (the “Investment Advisory Agreement”). The Investment Adviser is responsible for sourcing potential investments, conducting research and diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis subject to the supervision of the Board. The Investment Adviser was organized in November 2010 and is a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Investment Adviser is an affiliate of the Investment Manager. The Investment Manager is also the investment manager of various stockholders of the Company.

The accompanying interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial information. Accordingly, certain disclosures accompanying annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. The Company believes it has made all necessary adjustments so that the consolidated interim financial statements are presented fairly and that all such adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The accounts of the subsidiaries are prepared for the same reporting period as the Company using consistent accounting policies. Certain reclassifications have been made for previous periods in order to conform to the current period’s presentation.

Basis for Consolidation

Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services-Investment Companies, the Company is precluded from consolidating any entity other than another investment company.

The Company generally consolidates any investment company when it owns 100% of its partners’ or members’ capital or equity units. ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

2.	Significant Accounting Policies (continued)

Basis for Consolidation (continued)

GF 2012-1 Manager owns a 100% interest in GF 2012-1, which is deemed to be an investment company, and also provides collateral management services solely to GF 2012-1. As such, GARS has consolidated the accounts of these entities into these financial statements. As a result of this consolidation, the amounts outstanding under the Credit Facility are treated as the Company’s indebtedness.

Garrison Capital CLO and Garrison Capital Equity Holdings LLC are 100% owned investment companies. Furthermore, Garrison Capital CLO owns a 100% interest in GF 2010-1, which is deemed to be an investment company. As such, GARS has consolidated the accounts of these entities into these financial statements.

Investment Classification

As required by the 1940 Act, investments are classified by level of control. “Control Investments” are investments in those companies that the Company is deemed to control as defined in the 1940 Act. “Affiliate Investments” are investments in those companies that are affiliated companies, as defined in the 1940 Act, other than Control Investments. “Non-Control/Non-Affiliate Investments” are those that are neither Control Investments nor Affiliate Investments.

Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if it owns more than 25% of the voting securities of such company. The Company is deemed to be an affiliate of a company in which it has invested if it owns 5% or more of the voting securities of such company.

As of March 31, 2013 and December 31, 2012, all of the Company’s investments were Non-Control/Non-Affiliate Investments.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the consolidated financial statements, including the estimated fair values of investments and the amount of income and expenses during the reporting period. Actual results could differ from those estimates.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

2.	Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Company defines cash equivalents as highly liquid financial instruments with original maturities of three months or less including those held in overnight sweep bank deposit accounts. At March 31, 2013, cash held in designated bank accounts with its custodian was $13,827,176. At December 31, 2012, cash held in designated bank accounts with its custodian was $21,669,437 and cash held at another major financial institution was $11,354.

Cash and Cash Equivalents, restricted

Cash and cash equivalents, restricted at March 31, 2013 and December 31, 2012, included cash of $32,298,639 and $69,902,136, respectively, held by GF 2012-1 in designated bank accounts with its custodian. GF 2012-1 is required to use a portion of these amounts to pay interest expense, reduce borrowings at the end of the investment period, and to pay other amounts in accordance with the terms of the credit agreement of the Credit Facility. Funds held by GF 2012-1 are not available for general use by the Company. Principal proceeds received by GF 2012-1 during the investment period are available to make new investments.

There were no cash equivalents, restricted held as of March 31, 2013 and December 31, 2012.

Investment Transactions and Related Investment Income and Expense

The Company records its investment transactions on a trade date basis, which is the date when management has determined that all material legal terms have been contractually defined for the transactions. These transactions could possibly settle on a subsequent date depending on the transaction type. All related revenue and expenses attributable to these transactions are reflected on the consolidated statements of operations commencing on the trade date unless otherwise specified by the transaction documents. Realized gains and losses on investment transactions are recorded using the specific identification method.

The Company accrues interest income if it expects that ultimately it will be able to collect such income.  Generally, when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Investment Adviser will place the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible.  However, the Company remains contractually entitled to this interest.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

2.	Significant Accounting Policies (continued)

Investment Transactions and Related Investment Income and Expense (continued)

The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of March 31, 2013 and December 31, 2012, the Company had two investments that were placed on non-accrual status.

Any original issue discounts, as well as any other purchase discounts or premiums on debt investments, are accreted or amortized and included in interest income, over the maturity periods of the investments. If a loan is placed on non-accrual status the Investment Adviser will cease recognizing amortization of purchase discount until all principal and interest is current through payment or until a restructuring occurs, such that the income is deemed to be collectible.

Interest Expense

Interest expense is recorded on an accrual basis and is adjusted for amortization of deferred debt issuance costs.

Expenses

Expenses related to, but not limited to, ratings fees, due diligence, valuation expenses and independent collateral appraisals may arise when the Company makes certain investments. These expenses are recognized as incurred in the consolidated statements of operations within ratings fees and other expenses.

Loan Origination, Facility, Commitment and Amendment Fees

The Company may receive loan origination, facility, commitment, and amendment fees in addition to interest income during the life of the investment. The Company may receive origination fees upon the origination of an investment.

Origination fees received by the Company are initially deferred and reduced from the cost basis of the investment and subsequently accreted into interest income over the remaining stated term of the loan. Facility fees, sometimes referred to as asset management fees, are accrued as a percentage periodic fee on the base amount (either the funded facility amount or the committed principal amount). Commitment fees are based upon the undrawn portion committed by the Company and are accrued over the life of the loan.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

2.	Significant Accounting Policies (continued)

Loan Origination, Facility, Commitment and Amendment Fees (continued)

Amendment fees are paid in connection with loan amendments and waivers and are recognized upon completion of the amendments or waivers, generally when such fees are receivable. Any such fees are included in interest income on the consolidated statements of operations. For the three months ended March 31, 2013 and March 31, 2012, other income in the amount of $24,067 and $257,680, respectively, was included in interest income.

Valuation of Investments

The Company values its investments in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures (formerly FASB Statement No. 157, “ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value.

ASC 820’s definition of fair value focuses on exit price in the principal, or most advantageous, market and prioritizes the use of market-based inputs over entity-specific inputs within a measurement of fair value.

The Company’s portfolio consists of primarily debt investments. The fair value of the Company’s investments is initially determined by investment professionals of the Investment Adviser and ultimately determined by the Board on a quarterly basis. The Investment Adviser generally uses various approaches, including, but not limited to, proprietary models that consider the analyses of independent valuation agents as well as credit risk, liquidity, market credit spreads, other applicable factors for similar transactions, bid quotations obtained from other financial institutions that trade in similar investments or based on bid prices provided by independent third party pricing services.

The types of factors that the Board may take into account when verifying the fair value initially determined by the Investment Adviser and determining the fair value of the Company’s investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

2.	Significant Accounting Policies (continued)

Valuation of Investments (continued)

The Board has retained several independent valuation firms to review the valuation of each portfolio investment that does not have a readily available market quotation at least once during each 12-month period. However, the Board does not intend to have de minimis investments of less than 0.5% of the Company’s total assets (up to an aggregate of 10.0% of the Company’s total assets) independently reviewed.

The Board is ultimately and solely responsible for determining the fair value of the Company’s assets using a documented valuation policy and consistently applied valuation process.

Due to the nature of the Company’s strategy, the Company’s portfolio is primarily comprised of relatively illiquid investments that are privately held. Inputs into the determination of fair value of the Company’s portfolio investments require significant management judgment or estimation. This means that the Company’s portfolio valuations are based on unobservable inputs and the Investment Adviser’s own assumptions about how market participants would price the asset or liability in question. Valuations of privately held investments are inherently uncertain and they may fluctuate over short periods of time and may be based on estimates. The determination of fair value by the Board may differ materially from the values that would have been used if a ready market for these investments existed.

The valuation process is conducted at the end of each fiscal quarter, with a portion of the Company’s valuations of portfolio companies without market quotations subject to review by the independent valuation firms each quarter. When an external event with respect to one of the Company’s portfolio companies, such as a purchase transaction, public offering or subsequent equity sale occurs, we expect to use the pricing indicated by the external event to corroborate our valuation.

With respect to investments for which market quotations are not readily available, our Board will undertake a multi-step valuation process each quarter, as described below:

• The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by investment professionals of the Investment Adviser responsible for credit monitoring.

• Preliminary valuation conclusions are then documented and discussed with our senior management and the Investment Adviser.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

2.	Significant Accounting Policies (continued)

Valuation of Investments (continued)

• The audit committee of the Board reviews these preliminary valuations.

• At least once annually, the valuation for each portfolio investment that does not have a readily available quotation is reviewed by an independent valuation firm, subject to the de minimis exception above.

• The Board discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith.

Net assets/Members’ capital could be materially affected if the determinations regarding the fair value of the investments were materially higher or lower than the values that are ultimately realized upon the disposal of such investments.

Deferred Offering Costs

Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of the IPO as discussed in Note 1 and will be charged against proceeds from the offering when received.

As of March 31, 2013, $653,838 of expenses associated with the IPO were deferred and included in accrued expenses and other payables. These amounts will be charged against proceeds from the IPO when received.

The Company previously expensed $1,676,117 of costs related to its delayed offering in 2012. Of those costs, $212,976 and $317,976 were included in accrued expenses and other payables as of March 31, 2013 and December 31, 2012, respectively.

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend or distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

2.	Significant Accounting Policies (continued)

Dividends and Distributions (continued)

The Company adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our stockholders who have not ‘opted out’ of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution.

No action is required on the part of a registered stockholder to have their cash dividend or other distribution reinvested in shares of our common stock. A registered stockholder may elect to receive an entire distribution in cash by notifying AST in writing so that such notice is received by AST no later than the record date for distributions to stockholders. AST will set up an account for shares acquired through the plan for each stockholder who has not elected to receive dividends or other distributions in cash and hold such shares in non-certificated form. Upon request by a stockholder participating in the plan, received in writing not less than 10 days prior to the record date, AST will, instead of crediting shares to the participant’s account, issue a certificate registered in the participant’s name for the number of whole shares of our common stock and a check for any fractional share.

Those stockholders whose shares are held by a broker or other financial intermediary may receive dividends and other distributions in cash by notifying their broker or other financial intermediary of their election.

Earnings and net asset value per share

The earnings per share and average shares outstanding calculations for the three months ended March 31, 2012 are based on the assumption that the number of shares issued on the date of the Conversion (10,498,544 shares of common stock) had been issued on January 1, 2012, as adjusted for the Reverse Stock Split.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

2.	Significant Accounting Policies (continued)

Income Taxes

Prior to the Conversion, Garrison Capital LLC was treated as a partnership for U.S. federal, state and local income tax purposes and, therefore, no provision has been made in the accompanying consolidated financial statements for federal, state or local income taxes. In accordance with the partnership tax law requirements, each partner would include their respective components of Garrison Capital LLC’s taxable profits or losses, as shown on their Schedule K-1s in their respective tax or information returns. GF 2012-1, GF 2012-1 Manager and Garrison Capital Equity Holdings LLC are disregarded entities for tax purposes prior to and post Conversion.

As discussed in Note 1, for tax purposes, GARS intends to elect to be treated as a RIC under Subchapter M of the Code, for the period from the date of the Conversion, October 9, 2012, to December 31, 2012 and for future taxable years. Such election will be made upon the filing of the Company’s first tax return. Accordingly, no provision for federal income tax has been made in the financial statements for the three months ended March 31, 2013. GARS has made certain reclassification adjustments with respect to permanent differences between book and tax in the component of net assets on the statement of financial condition. These permanent differences arose primarily due to the distribution-in-kind.

GARS intends to comply with all RIC qualification provisions contained in the Code including certain source-of-income and asset diversification requirements as well as distribution requirements to our stockholders equal to at least 90% of “investment company taxable income.” “Investment company taxable income” is generally defined as net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses. As a RIC, GARS will generally not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that it distributes to its stockholders in a timely manner. However, GARS will be subject to U.S. federal income taxes at regular corporate tax rates on any net ordinary income or net capital gain not distributed to its stockholders assuming at least 90% of its investment company taxable income is distributed.

GARS may choose to retain its net capital gains or any investment company taxable income, and pay the associated U.S. federal corporate income tax, including a 4% nondeductible U.S. federal excise tax. GARS expects to make sufficient distributions to avoid being subject to any U.S. federal excise tax.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

2.	Significant Accounting Policies (continued)

Income Taxes (continued)

The Company is required to determine whether a tax position of the Company is more likely-than-not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that could have negatively impact the Company’s net assets.

U.S. GAAP provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.

The Company has concluded that it was not necessary to record a liability for any such tax positions as of March 31, 2013 and December 31, 2012. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed as of March 31, 2013 and December 31, 2012. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statement of operations.

On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Modernization Act”) was enacted, and the provisions of the Modernization Act were effective for GARS for the period from October 9, 2012 to December 31, 2012. The Modernization Act is the first major piece of tax legislation affecting RICs since 1986 and it updates several of the federal income and excise tax provisions related to RICs.

New capital losses may now be carried forward indefinitely, and retain the character of the original loss. Under pre-enactment law, capital losses could be carried forward for eight years, and carried forward as short-term capital, irrespective of the character of the original loss. Additionally, any losses incurred for tax years beginning after the Modernization Act are required to be utilized prior to the losses incurred in pre-enactment tax years. However this ordering rule will not impact GARS.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

3.	Investments

The Company’s investments include bank loans (both funded and unfunded, “Bank Loans”) and minority equity investments (“Equity”) of diversified companies. These financial instruments also may be purchased indirectly through an interest in a limited partnership or a limited liability company. Certain of the risks of investing in the financial instruments of a company are discussed herein.

The Company may invest in companies that are experiencing various forms of financial, operational, legal, and/or other distress or impairment, including companies involved in bankruptcy or other reorganization or liquidation proceedings, and those which might become involved in such proceedings.

Through investing in these companies, the Company is exposed to credit risk relating to whether the borrower will meet its obligation to pay when it comes due until the investments are sold or mature. Any investment in a distressed company may involve special risks.

The Company’s transactions in Bank Loans are normally secured financings that are collateralized by physical assets and/or the enterprise value of the borrower. This collateral, and the Company’s rights to this collateral, are different depending on the specific transaction and are defined by the legal documents agreed to in the transaction.

The terms of the Bank Loans may require the Company to extend to a borrower additional credit or provide funding for any unfunded portion of such Bank Loans at the request of the borrower. This exposes the Company to potential liabilities that are not reflected on the consolidated statements of financial condition. As of March 31, 2013 and December 31, 2012, the Company had $1,458,439 and $1,994,153 of unfunded obligations with a fair value of $(20,054) and $(234,340), respectively. The negative fair value is the result of the unfunded commitment being valued below par.

There is no central clearinghouse for the Company’s Bank Loans or Equity, nor is there a central depository for custody of any such interests. The processes by which these interests are cleared, settled and held in custody are individually negotiated between the parties to the transaction. This subjects the Company to operational risk to the extent that there are delays and failures in these processes. The Custodian maintains records of the investments owned by the Company.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

4.	Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments approximate the carrying amounts presented in the consolidated statements of financial condition.

U.S. GAAP requires enhanced disclosures about investments that are measured and reported on a fair value basis. Under U.S. GAAP, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Further, the guidance distinguishes between inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the reporting entity (observable inputs) and inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances (unobservable inputs). Various inputs are used in determining the values of the Company’s investments and these inputs are categorized as of each valuation date.

The inputs are summarized in three broad levels listed below:

•	Level 1 – quoted unadjusted prices in active markets for identical investments as of the reporting date
•	Level 2 – other significant observable inputs (including quoted prices for similar investments, interest rates, prepayments, credit risk, etc.)
•	Level 3 – significant unobservable inputs (including the reporting entity’s own assumptions about the assumptions market participants would use in determining the fair values of investments or indicative bid prices from unaffiliated market makers or independent third party pricing services)

Fair value of publicly traded instruments is generally based on quoted market prices. Fair value of non-publicly traded instruments, and of publicly traded instruments for which quoted market prices are not readily available, may be determined based on other relevant factors, including without limitation, bid quotations from unaffiliated market makers or independent third party pricing services, the price activity of comparable instruments and valuation pricing models.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

4.	Fair Value of Financial Instruments (continued)

For those investments valued using quotations, the bid price is generally used, unless the Company determines that it is not representative of an exit price. To the extent observable market data is available, such information may be the result of consensus pricing information or broker quotes. Due to the fact that the significant inputs used by the contributors of the consensus pricing source or the broker are unobservable and evidence with respect to trading levels is not available any investments valued using indicative bid prices from unaffiliated market makers and independent third party pricing services have been classified within Level 3.

Investments classified as Level 3 may be fair valued using the income and market approaches, using a market yield valuation methodology or enterprise value methodology.

Factors that could affect fair value measurements using the above referenced approaches include assumed growth rates, capitalization rates, discount rates, loan-to-value ratios, liquidation value, relative capital structure priority, market comparables, compliance with applicable loan, covenant and interest coverage performance, book value, market derived multiples, reserve valuation, assessment of credit ratings of an underlying borrower, review of ongoing performance, review of financial projections as compared to actual performance, review of interest rate and yield risk.

Such factors may be given different weighting depending on management’s assessment of the underlying investment, and management may analyze apparently comparable investments in different ways. The Company has used, and intends to continue to use, independent valuation firms to provide additional corroboration for estimating the fair values of investments.  Valuations performed by the independent valuation firms may utilize proprietary models and inputs. The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

4.	Fair Value of Financial Instruments (continued)

All of the Company’s investments (other than cash and cash equivalents) are classified as Level 3 under ASC 820.

The following table summarizes the valuation of the Company’s investments measured at fair value based on the fair value hierarchy detailed above as of March 31, 2013 and December 31, 2012:

	As of March 31,2013
	Level 1	Level 2	Level 3	Total
Senior Secured	$-	$-	$265,664,355	$265,664,355
Second Lien	-	-	13,000,846	13,000,846
Equity Investments	-	-	254,628	254,628
	$-	$-	$278,919,829	$278,919,829

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Senior Secured	$-	$-	$217,225,589	$217,225,589
Second Lien	-	-	2,625,596	2,625,596
Equity Investments	-	-	254,600	254,600
	$-	$-	$220,105,785	$220,105,785

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

4.	Fair Value of Financial Instruments (continued)

The net change in unrealized appreciation/(depreciation) for the three months ended March 31, 2013 and March 31, 2012 reported within the net change in unrealized appreciation/(depreciation) on investments in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets was $6,172,667 and $3,518,406, respectively.

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
	Senior Secured	Second Lien	Equity
	Investments	Investments	Investments	Total

Fair value, beginning of period	$217,225,589	$2,625,596	$254,600	$220,105,785

Transfers into Level 3 (1)	-	-	-	-
Transfers out of Level 3 (1)	-	-	-	-

Total net realized and unrealized gain/(loss) on investments	289,560	(53,338)	28	236,250
Total net accretion of discounts on investments	304,290	9,088	-	313,378

Purchases/Issuances	82,031,339	10,426,250	-	92,457,589
Sales (2)	(10,534,271)	-	-	(10,534,271)
Paydowns	(23,652,152)	(6,750)	-	(23,658,902)

Fair value, end of period	$265,664,355	$13,000,846	$254,628	$278,919,829

Net change in unrealized appreciation/(depreciation) included in earnings related to investments still held at reporting date	$85,405	$(53,337)	$0	$32,068

(1)	Transfers into or out of Level 1, 2 or 3 are recognized at the reporting date. There were no transfers of investments between levels by the Company for the three months ended March 31, 2013.
(2)	Includes $9,590,000 Distribution-in-Kind.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

4.	Fair Value of Financial Instruments (continued)

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the three months ended March 31, 2012:

	Three Months ended March 31, 2012
	Senior Secured	Second Lien	Equity
	Investments	Investments	Investments	Total

Fair value, beginning of period	$315,424,066	$4,376,068	$978,491	$320,778,625

Transfers into Level 3 (1)	-	-	-	-
Transfers out of Level 3 (1)	-	-	-	-

Total net realized and unrealized gain on investments	3,730,874	187,396	-	3,918,270
Total net accretion of discounts on investments	656,570	45,771	-	702,341

Purchases	8,400,000	-	-	8,400,000
Issuances	-	-	-	-
Sales	(5,116,098)	-	-	(5,116,098)
Paydowns	(38,645,072)	(6,750)	-	(38,651,822)

Fair value, end of period	$284,450,340	$4,602,485	$978,491	$290,031,316

Net change in unrealized appreciation included in earnings related to investments still held at reporting date	$2,524,996	$187,396	$0	$2,712,392

(1)	Transfers into or out of Level 1, 2 or 3 are recognized at the reporting date. There were no transfers of investments between levels by the Company for the three months ended March 31, 2012.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

4.	Fair Value of Financial Instruments (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at March 31, 2013:

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range				Weighted
	3/31/2013	Technique	Input	Low		High		Average

Senior Secured Investments (2)	$265,664,355	Comparable yield approach	Market rate (1)	3.9%		20.2%		8.8%

		Market comparable companies	EBITDA multiple	3.2	x	11.5	x	6.8	x

Second Lien Investments	13,000,846	Comparable yield approach	Market rate (1)	7.7%		10.4%		9.5%

		Market comparable companies	EBITDA multiple	5.0	x	11.0	x	8.1	x

Equity Investments	254,628	Market comparable companies	EBITDA multiple	5.3	x	7.0	x	5.3	x

Total	$278,919,829

(1)	Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.
(2)	Includes total unfunded obligations of ($20,054).

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

4.	Fair Value of Financial Instruments (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at December 31, 2012:

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range				Weighted
	12/31/2012	Technique	Input	Low		High		Average

Senior Secured Investments (2)	$217,225,589	Comparable yield approach	Market rate (1)	3.0%		15.4%		9.5%

		Market comparable companies	EBITDA multiple	4.5	x	11.5	x	6.9	x

Second Lien Investments	2,625,596	Comparable yield approach	Market rate (1)	7.8%		7.8%		7.8%

		Market comparable companies	EBITDA multiple	5.0	x	5.0	x	5.0	x

Equity Investments	254,600	Market comparable companies	EBITDA multiple	5.3	x	7.0	x	5.7	x

Total	$220,105,785

(1)	Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.
(2)	Includes total unfunded obligations of ($234,340).

Significant unobservable inputs used in the fair value measurement of the reporting entity’s Bank Loans include indicative bid quotations obtained from independent third party pricing services (“consensus pricing”), multiples of market comparable companies, and relative comparable yields.

Significant decreases (increases) in consensus pricing or market comparables could result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in comparable yields could result in significantly lower (higher) fair value measurements. Generally, a change in the assumption used for relative comparable yields is accompanied by a directionally opposite change in the assumptions used for pricing.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

4.	Fair Value of Financial Instruments (continued)

The composition of the Company’s portfolio by industry at cost and fair value as of March 31, 2013 was as follows:

Industry	Cost of Investments		Fair Value of Investment
Miscellaneous Services	$41,048,783	14.3%	$41,207,998	14.8%
Food Stores - Retail	29,528,279	10.3	29,704,374	10.6
Communications	29,141,368	10.2	26,614,288	9.5
Miscellaneous Manufacturing	24,999,719	8.7	25,405,365	9.1
Automotive	16,916,693	5.9	16,982,381	6.1
Electrical Equipment	15,762,625	5.5	15,831,549	5.7
National Security	15,228,553	5.3	15,388,017	5.5
Transportation Services	14,142,985	4.9	14,315,564	5.1
Broadcasting & Entertainment	11,400,113	4.0	11,397,324	4.1
Health Services	12,338,836	4.3	10,859,259	3.9
Oil & Gas	7,788,812	2.7	7,993,198	2.9
Insurance Agents	7,684,196	2.7	7,684,196	2.8
Finance Lessors	7,352,522	2.6	7,407,666	2.7
Chemicals	5,988,383	2.1	6,029,320	2.2
Apparel Products	5,621,026	2.0	5,698,171	2.0
Printing & Publishing	7,135,936	2.5	5,613,202	2.0
Miscellaneous Retail	8,291,017	2.9	4,959,991	1.8
Textile Products	4,228,750	1.5	4,165,000	1.5
Business Finance Services	3,980,672	1.4	4,065,200	1.5
Specialty Services	3,896,564	1.4	3,893,578	1.4
Metal Mining	3,210,574	1.1	3,293,273	1.2
Restaurants	3,254,278	1.1	2,892,629	1.0
Crop Agriculture	2,905,099	1.0	2,844,548	1.0
Wholesale Durable Goods	1,959,167	0.7	1,980,038	0.7
Educational Services	1,799,171	0.6	1,717,998	0.6
Consumer Finance Services	975,616	0.3	975,702	0.3
Total	$286,579,737	100.0%	$278,919,829	100.0%

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

4.	Fair Value of Financial Instruments (continued)

The composition of the Company’s portfolio by industry at cost and fair value as of December 31, 2012 was as follows:

Industry	Cost of Investments		Fair Value of Investment
Food Stores - Retail	$39,912,726	17.1%	$34,315,316	15.6%
Miscellaneous Services	33,152,437	14.2	33,146,845	15.1
Miscellaneous Manufacturing	21,537,576	9.2	21,573,419	9.8
Communications	22,556,874	9.6	20,133,370	9.1
Automotive	14,971,067	6.4	14,907,269	6.8
National Security	13,460,382	5.8	13,543,542	6.2
Electrical Equipment	11,095,643	4.7	11,091,842	5.0
Health Services	12,161,920	5.2	11,040,709	5.0
Transportation Services	8,233,545	3.5	8,287,268	3.8
Insurance Agents	7,748,761	3.3	7,748,761	3.5
Chemicals	5,984,847	2.6	6,036,070	2.7
Printing & Publishing	7,142,036	3.1	5,775,529	2.6
Miscellaneous Retail	8,300,512	3.5	5,038,736	2.3
Apparel Products	4,652,867	2.0	4,717,200	2.1
Textile Products	4,350,724	1.9	4,287,500	1.9
Specialty Services	3,905,620	1.7	3,890,600	1.8
Metal Mining	2,941,182	1.3	3,015,000	1.4
Crop Agriculture	2,910,705	1.2	2,938,254	1.3
Restaurants	3,172,250	1.4	2,807,972	1.3
Business Finance Services	1,975,466	0.8	2,005,774	0.9
Wholesale Durable Goods	1,962,632	0.8	1,985,020	0.9
Educational Services	1,808,588	0.8	1,819,789	0.8
Total	$233,938,360	100.0%	$220,105,785	100.0%

Refer to the consolidated schedules of investments for detailed disaggregation of the Company’s investments.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

5.	Indemnifications

In the normal course of business, the Company enters into certain contracts that provide a variety of indemnifications. The Company’s maximum exposure under these indemnifications is unknown. However, no liabilities have arisen under these indemnifications in the past and, while there can be no assurances in this regard, there is no expectation that any will occur in the future. Therefore, the Company does not consider it necessary to record a liability for any indemnifications under U.S. GAAP.

6.	Due To and Due From Counterparties

The Company executes investment transactions with agents, brokers, investment companies, agent banks and other financial institutions. Due to and due from counterparties include amounts related to unsettled purchase and sale transactions of investments of GF 2012-1 and principal paydowns receivable from the borrowers.

Amounts due to counterparties were $33,197,696 and $15,742,446, as of March 31, 2013 and December 31, 2012, respectively. There were no amounts due from counterparties as of March 31, 2013 and December 31, 2012.

7.	Financing

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of March 31, 2013 and December 31, 2012, the Company’s asset coverage for borrowed amounts was 226.6% and 238.9%, respectively.

On November 5, 2010, GF 2010-1 completed a $300,000,000 collateralized loan securitization. GF 2010-1 was the borrower under a collateralized loan obligation facility (the “CLO Facility”) which was refinanced, as further described below. The CLO Facility consisted of senior secured notes (collectively, the “GF 2010-1 Notes”).

On May 21, 2012, GF 2012-1, the Company’s wholly-owned indirect subsidiary, entered into the Credit Facility in an aggregate principal amount of $150 million, consisting of $125,000,000 of term loans Class A-T Loans and $25,000,000 of revolving loans Class A-R Loans (collectively, the “GF 2012-1 Loans”) which was utilized, along with cash on hand of GF 2010-1 and Garrison Capital LLC, to redeem the existing GF 2010-1 Notes.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

7.	Financing (continued)

GARS has the ability to refinance the Credit Facility through a collateralized loan obligation as provided by certain provisions of the Credit Facility agreement. As of March 31, 2013 and December 31, 2012, GARS had not undertaken any measures to finance the Credit Facility under these provisions.

Fees paid as part of the execution of the Credit Facility in the amount of $3,199,375 consisted of a facility fee of $2,250,000 and other costs of $949,375, which included rating agency fees and legal fees associated with the establishment of the Credit Facility. These costs are included in deferred debt issuance costs on the consolidated statements of financial condition and will be amortized over the stated maturity of the respective loans.

There are no assets remaining in Garrison Capital CLO and GF 2010-1. Garrison Capital CLO will be dissolved on April 8, 2013, and the Company expects to dissolve GF 2010-1 as soon as practicable.

The table below shows the loans outstanding under the Credit Facility as of March 31, 2013:

March 31, 2013	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate	Stated Maturity

Class A-T Loans:
Class A-T Loans	$125,000,000	$125,000,000	COF(1)+3.25%	2/21/2020
Class A-R Loans:
Class A-R Loans	5,000,000	5,000,000	COF(1)+3.25%	2/21/2020
	$130,000,000	$130,000,000

(1)	Cost of Funds (“COF”) rate. See below for further information.

At March 31, 2013, $20,000,000 of the Class A-R Loans remained undrawn which bears a 1.25% annual fee.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

7.	Financing (continued)

The table below shows the loans outstanding under the Credit Facility as of December 31, 2012:

December 31, 2012	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate	Stated Maturity

Class A-T Loans:
Class A-T Loans	$125,000,000	$125,000,000	COF(1)+2.75%	2/21/2020
Class A-R Loans:
Class A-R Loans	0	0	COF(1)+1.25%	2/21/2020
	$125,000,000	$125,000,000

(1)	COF rate. See below for further information.

At December 31, 2012, $25,000,000 of the Class A-R Loans remained undrawn which bears a 1.25% annual fee.

The fair value of the GF 2012-1 Loans approximated the carrying value on the consolidated statements of financial condition at March 31, 2013 and December 31, 2012.

Through February 20, 2013, the Class A-T Loans and the Class A-R Loans under the Credit Facility will bear interest at an annual rate equal to a COF rate plus 2.75% or 3.25%, respectively depending on the credit quality of the loans securing the Credit Facility. The COF rate is capped at the London Interbank Offered Rate (“LIBOR”) plus 0.50%. Regardless of the credit quality of the loans securing the Credit Facility, from February 20, 2013 to the November 21, 2013, the Credit Facility will bear interest at an annual rate equal to a COF rate plus 3.25%. In addition, the Class A-R Loans bear a 1.25% annual fee on any undrawn portion of the loans.

The ability of GF 2012-1 to draw under the Class A-R Loans terminates on November 21, 2013, which is also the end of the reinvestment period, and the Credit Facility matures on February 21, 2020. The Credit Facility is secured by all of the assets held by GF 2012-1.

On November 21, 2013, the Credit Facility is subject to a margin rate increase of 0.25%. From November 21, 2013 to February 21, 2020, the Credit Facility is subject to further incremental margin rate increases of 0.25% on each six-month anniversary date, but in no event will the margin rate exceed 4.50%.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

7.	Financing (continued)

The credit agreement of the Credit Facility provides that, to the extent cash is available from cash collections, the holders of the GF 2012-1 Loans are to receive quarterly interest payments on the 20th business day of February, May, August and November of each year until the stated maturity.

Under the Credit Facility, there are two coverage tests applicable to the collateral loans. The first such test compares the amount of interest received on the collateral loans held by GF 2012-1 to the amount of interest payable on the GF 2012-1 Loans under the Credit Facility in respect of the amounts drawn. To meet this first test, at any time, the aggregate amount of interest received on the collateral loans must equal at least 150% of the aggregate amount of interest payable on the GF 2012-1 Loans.

The second such test compares the aggregate principal amount of the collateral loans to the aggregate outstanding principal amount of the GF 2012-1 Loans in respect of the amounts drawn. To meet this second test at any time, the aggregate principal amount of the collateral loans must equal at least 176% of the aggregate outstanding principal amount on the GF 2012-1 Loans.

If the coverage tests are not satisfied on any date on which compliance is measured, GF 2012-1 will be required to apply available amounts to the repayment of principal of the GF 2012-1 Loans to the extent necessary to satisfy the applicable coverage tests and, as a result, there may be reduced funds available for GF 2012-1 to make additional investments or to make distributions on the Company’s equity interests in GF 2012-1. Dates on which compliance is measured include each day collateral loans are purchased, originated or sold and the last day of each calendar month. Furthermore, if under the second coverage test the aggregate principal amount of the collateral loans equals 125% or less of the aggregate outstanding principal amount on the GF 2012-1 Loans and remains so for five business days, an event of default will be deemed to have occurred. As of March 31, 2013 and December 31, 2012, the Custodian has asserted that all of the coverage tests were met.

At March 31, 2013 and December 31, 2012, the weighted average interest rate of the Class A-T Loans was 3.75% and 3.25%, respectively and the weighted average effective interest rate, including the effects of deferred debt issuance costs, was 4.03% and 3.53%, respectively. At March 31, 2013 and December 31, 2012, the weighted average interest rate of the Class A-R Loans was 1.75% and 1.25%, respectively and the weighted average effective interest rate, including the effects of deferred debt issuance costs, was 3.00% and 2.50%, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

8.	Related Party Transactions

Investment Advisory Agreement

GARS entered into the Investment Advisory Agreement with the Investment Adviser, which was effective as of October 9, 2012 and subsequently amended and restated on March 26, 2013. The Investment Adviser agreed to waive its base management fee and incentive fee commencing from the pricing of the IPO through September 30, 2013.

Prior to the Conversion, GARS paid a management fee to the Investment Adviser in arrears for the preceding fiscal quarter equal to 0.375% (1.50% per annum) of the value of the Company’s consolidated members’ capital (excluding the average amount of cash held during the period).

Under the Amended and Restated Investment Advisory Agreement, the Investment Adviser is entitled to a base management fee for its services calculated at an annual rate of 1.75% of gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds. The Investment Adviser agreed to waive its base management fee from the pricing of an IPO through September 30, 2013. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper maturing within 270 days of purchase.

From the date of Conversion through the pricing of the IPO, the Investment Adviser waived that portion of the management fee due under the Investment Advisory Agreement in excess of a base management fee equal to an annual rate of 1.50% of the average of the value of the Company’s net assets (including cash and cash equivalents) calculated at the end of the two most recently completed calendar quarters, payable in arrears. Under no circumstances, will the Investment Adviser receive a base management fee greater than 1.75% of gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds calculated based on the average carrying value of the gross assets of the Company at the end of the two most recently completed calendar quarters.

For the three months ended March 31, 2013, the Investment Adviser earned management fees under the Investment Advisory Agreement in the amount of $1,031,371 of which $438,620 was waived. For the three months ended March 31, 2012, the Investment Adviser earned management fees of $461,678 none of which was waived.

Management fees in the amount of $72,751 and $112,411 were payable as of March 31, 2013 and December 31, 2012, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

8.	Related Party Transactions (continued)

Investment Advisory Agreement (continued)

Under the Investment Advisory Agreement, the Investment Adviser is entitled to an incentive fee consisting of two components that are independent of each other, with the result that one component may be payable even if the other is not.

The first component, which is income-based and payable quarterly in arrears, will equal 20% of the amount, if any, that our pre-incentive fee net investment income exceeds a 2.00% quarterly (8.00% annualized) hurdle rate (the “Hurdle Rate”), subject to a “catch-up” provision measured at the end of each calendar quarter. The operation of the first component of the incentive fee for each quarter is as follows:

•	no incentive fee is payable to the Investment Adviser in any calendar quarter in which the Company’s pre-incentive fee net investment Income does not exceed the Hurdle Rate;

•	100% of the Company’s pre-incentive fee net investment income with respect to that portion of such the Company’s pre-incentive fee net investment income, if any, that exceeds the Hurdle Rate but is less than 2.50% in any calendar quarter (10.00% annualized). We refer to this portion of the Company’s pre-incentive fee net investment income (which exceeds the Hurdle Rate but is less than 2.50%) subject to a “catch-up” feature and the Incentive Fee Cap and Deferral Mechanism described below. The effect of the “catch-up” provision is that, if such the Company’s pre-incentive fee net investment income exceeds 2.50% in any calendar quarter, the Investment Adviser will receive 20% of such pre-incentive fee net investment income as if the Hurdle Rate did not apply; and

•	20% of the amount of such the Company’s pre-incentive fee net investment income, if any, that exceeds 2.50% in any calendar quarter (10.00% annualized) (once the Hurdle Rate is reached and the catch-up is achieved).

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

8.	Related Party Transactions (continued)

Investment Advisory Agreement (continued)

The portion of such incentive fee that is attributable to deferred interest (such as payment-in-kind interest or original issue discount) will be paid to the Investment Adviser, together with any other interest accrued on the loan from the date of deferral to the date of payment, only if and to the extent the Company actually receives such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. Any reversal of such amounts would reduce net income for the quarter by the net amount of the reversal (after taking into account the reversal of incentive fees payable) and would result in a reduction and possibly elimination of the incentive fees for such quarter. For the avoidance of doubt, no interest will be paid to the Investment Adviser on amounts accrued and not paid in respect of deferred interest.

The second component, which is capital gains-based, will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s cumulative aggregate realized capital gains from January 1 through the end of such year, computed net of the Company’s aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees and subject to the Incentive Fee Cap and Deferral Mechanism described below. The capital gains component of the incentive fee is not subject to any minimum return to stockholders.

Incentive Fee Cap and Deferral Mechanism

We have structured the calculation of these incentive fees to include a fee limitation such that, no incentive fee will be paid to our Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to our Investment Adviser for the period that includes such fiscal quarter and the 11 full preceding fiscal quarters (the “Incentive Fee Look-back Period”), would exceed 20.0% of our cumulative pre-incentive fee net return during the applicable Incentive Fee Look-back Period. The Incentive Fee Look-back Period will commence on April 1, 2013. Prior to April 1, 2016, the Incentive Fee Look-back Period will consist of fewer than 12 full fiscal quarters.

There was no incentive fee charged for the three months ended March 31, 2013.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

8.	Related Party Transactions (continued)

Administration Agreement

As discussed in Note 1, GARS entered into the Administration Agreement with GARS Administrator. Under the Administration Agreement the GARS Administrator provides the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as the GARS Administrator, subject to review by the Board, from time to time determines to be necessary or useful to perform its obligations under the Administration Agreement. The GARS Administrator is responsible for the financial and other records that the Company is required to maintain and prepare reports to stockholders, and reports and other materials filed with the SEC. The GARS Administrator provides on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance. No managerial assistance was provided to any portfolio companies for the three months ended March 31, 2013.

In addition, the GARS Administrator assists the Company in determining and publishing the Company’s net asset value, overseeing the preparation and filing of the Company’s tax returns, and the printing and dissemination of reports to stockholders of the Company, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company reimburses the GARS Administrator for the costs and expenses incurred by the GARS Administrator in performing its obligations and providing personnel and facilities as described.

The GARS Administrator agreed to waive any amounts due to it under the Administration Agreement from the date of the Conversion through the quarter in which the Company executed the IPO. Therefore no expense was charged by the Administrator for three months ended March 31, 2013. The amount waived by the GARS Administrator for the three months ended March 31, 2013 was $101,197. Net administration expenses of $48,642 reflected on the consolidated statements of operations relate to amounts payable to the Sub-Administrator as discussed in Note 1.

Directors Fees

The Company’s independent directors each receive an annual fee of $70,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each in-person Board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

8.	Related Party Transactions (continued)

Directors Fees (continued)

In addition, the chairman of the audit committee receives an annual fee of $12,500 and each chairman of any other committee receives an annual fee of $5,000 for their additional services in these capacities, (collectively, “Directors Fees”). No compensation is paid to directors who are not independent of the Company and the Investment Adviser.

Our independent directors agreed to waive a portion of their fees from the date of the Conversion through the quarter in which the Company executed the IPO. As a result of this waiver, commencing with the calendar quarter ended December 31, 2012 until such time as the independent directors agree to resume payment of the full annual fee, the independent directors did and will each receive an annual fee of $35,000. They did and will continue to receive all other Directors Fees.

For the three months ended March 31, 2013 and March 31, 2012, independent directors earned Directors Fees of $38,730 (net of fee waivers of $34,426) and $73,968, respectively.

Affiliated Stockholders

GSOF LLC, GSOF-SP LLC, GSOF- SP II LLC, GSOF-SP DB LLC (subsidiaries of Garrison Special Opportunities Fund LP), GSOIF Corporate Loan Pools Ltd. (a subsidiary of Garrison Special Opportunities Institutional Fund LP) and Garrison Capital Offshore Ltd. (a subsidiary of Garrison Credit Opportunities Holdings L.P.), Garrison Capital Fairchild I Ltd. (a subsidiary of Fairchild Offshore Fund L.P.), and Garrison Capital Fairchild II Ltd. (a subsidiary of Fairchild Offshore Fund II L.P.) (collectively, the “Garrison Funds”) are all entities that are owned by funds that are managed by the Investment Manager.

At March 31, 2013 and December 31, 2012, the Garrison Funds owned an aggregate of 5,334,521, or 51% the total outstanding common shares of GARS.

Other

Garrison Loan Agency Services LLC acts as the administrative and collateral agent for certain loans held by the Company.

The Company may invest alongside other clients of the Investment Manager and their affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

9.	Financial Highlights

The following table represents financial highlights for the Company for the three months ended March 31, 2013 and March 31, 2012.

	March 31, 2013	March 31, 2012
Per share data
Net asset value per common share/members' capital per unit at beginning of period	16.54	16.29
Increase in net assets/members' capital from operations:
Net investment income	0.29	0.36
Net realized gain/(loss) on investments	(0.57)	0.03
Net unrealized appreciation on investments	0.59	0.34
Net increase in net assets from operations	0.31	0.73
Stockholder transactions
Distribution-in-kind	(0.95)	-
Cash distributions	(0.23)	-
Total dividends and distributions to stockholders	(1.18)	-
Net asset value per common share/members' capital per unit at end of period	15.67	17.02

Total book return(1)	1.89%	4.48%
Total market return(2)	0.87%	N/A
Common shares/members' capital units outstanding at beginning of period	10,498,544	10,498,544
Common shares/members' capital units outstanding at end of period	10,498,544	10,498,544
Net assets/members' capital at beginning of period	$173,669,492	$171,072,005
Net assets/members' capital at end of period	$164,554,428	$178,738,093
Average net assets/members' capital(3)(5)	$172,290,255	$175,386,680
Ratio of net investment income to average net assets/members' capital(3)(5)	1.76%	2.14%
Ratio of total expenses to average net assets/members' capital(3)(5)	1.41%	1.70%
Ratio of portfolio turnover to average investments at fair value(6)	9.80%	2.74%
Average outstanding debt(4)	$126,250,000	$201,177,638
Average debt per common share/members' capital per unit	$12.03	$19.16

(1)	Total return equals the net increase in net asset value from operations over the net asset value per common share/members’ capital per unit at beginning of the period.
(2)	Total market return based on the change in market price per share from the IPO price of $15.00 per share as of March 27, 2013 and the closing price of $15.13 per share on March 31, 2013.
(3)	Calculated based on monthly average net assets/members' capital.
(4)	Calculated based on monthly average debt outstanding
(5)	During the three months ended March 31, 2013, the Investment Adviser waived $438,620 of Management fees, the Board waived $34,426 of Directors’ fees, and the GARS Administrator waived $101,197 of Administrator expenses. Had the Investment Adviser not waived these fees, the ratio of net investment income to average net assets/members' capital and the ratio of total expenses to average net assets/members' capital would have been 1.43% and 1.75%, respectively.
(6)	Calculated based on monthly average investments at fair value.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

10.	Net Assets/Members’ Capital

The Company’s authorized stock consists of 100,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.

As discussed in Note 1, on the date of the Conversion, the members of Garrison Capital LLC became stockholders of GARS. An aggregate of 10,498,544 shares of common stock, par value $0.001 per share, were issued and outstanding as of March 31, 2013.

As discussed in Note 1, GARS priced its IPO on March 26, 2013, selling 6,133,334 shares at a public offering price of $15.00 per share. The closing of the IPO took place on April 2, 2013 and all shares were issued as of that date. Concurrent with the IPO, the Company’s directors, officers, employees and an affiliate of the Investment Adviser purchased an additional 126,901 shares through the Concurrent Private Placement at a price of $15.00 per share.

For the three months ended March 31, 2013, there were no shares of preferred stock issued.

Prior to the Conversion the Company issued limited liability interests (“Units”), as approved by the Board. The Units issued by the Company were not certificated.

For the three months ended March 31, 2012, the Company did not issue any new Units, although certain Units were transferred between members or their affiliates.

11.	Allocation of Profits and Losses

Prior to the Conversion the Company’s members were issued Units of the Company that represented their limited liability company interests in Garrison Capital LLC. Profits and losses were allocated on a pro-rata basis to all members based on the number of Units held by each member in proportion to the aggregate number of all outstanding Units of the Company.

12.	Earnings per share

The following table sets forth the computation of the net increase in net assets per share resulting from operations, pursuant to FASB ASC 260, Earnings per Share (“ASU 260”), for the three months ended March 31, 2013 and March 31, 2012:

	Three Months	Three Months
	March 31, 2013	March 31, 2012
Net increase in net asset resulting from operations	$3,276,265	$7,666,088
Basic weighted average shares outstanding	10,498,544	10,498,544
Basic earnings per share	$0.31	$0.73

As a result of the Reverse Stock Split, which resulted in the conversion of one share of common stock into 0.9805106 shares of common stock, all amounts related to shares/units, share/unit prices, earnings per share/per unit and dividends per share/unit have been retroactively restated.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

March 31, 2013

13.	Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date.

On February 25, 2013, the Company declared a distribution in the amount of $2,400,000, or $0.23 a share, which was paid on March 13, 2013 to stockholders of record as of February 25, 2013.

On February 25, 2013, the Company declared a distribution-in-kind in the amount of $9,991,329 or $0.95 a share. Investments distributed were Next Generation Vending, LLC, Priority Revolving Loan in the amount of $2,000,000, Next Generation Vending, LLC, Revolver in the amount of $750,000, Next Generation Vending, LLC, Term Loan in the amount of $6,840,000, and $401,329 of accrued interest.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. Federal Income Tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

14.	Contingencies

In the ordinary course of business, the Company may be named as a defendant or a plaintiff in various lawsuits and other legal proceedings. Such proceedings include actions brought against the Company and others with respect to transactions to which the Company may have been a party. The outcomes of such lawsuits are uncertain and, based on these lawsuits, the values of the investments to which they relate could decrease. Management does not believe that as a result of litigation there would be any material impact on the consolidated financial condition of the Company. The Company has had no outstanding litigation proceedings brought against it since the commencement of the Company on December 17, 2010.

15.	Subsequent Events

On April 2, 2013, GARS closed its IPO, selling 6,133,334 shares of its common stock, including 800,000 shares issued pursuant to the underwriters’ exercise of the over-allotment option, at a public offering price of $15.00 per share, raising $92,000,010 in gross proceeds. Total proceeds received net of sales load were $85,560,009 and $84,906,171 net of offering expenses of $653,838. Concurrent with the closing of the IPO, the Company’s directors, officers, employees and an affiliate of the Investment Adviser purchased an additional 126,901 shares through the Concurrent Private Placement at a price of $15.00 per share raising an additional $1,903,510 of proceeds. The Company’s common stock trades on The NASDAQ Global Select Market under the symbol “GARS”.

On April 1, 2013, the Company had additional borrowings of the Class A-R Loans in the amount of $5,000,000. On April 26, 2013, the Company had additional borrowings of the Class A-R Loans in the amount of $15,000,000. As of May 9, 2013, none of the Class A-R Loans remain undrawn.

On May 9, 2013, the Board approved a distribution in the amount of $5,865,573, or $0.35 a share, which will be paid on June 27, 2013 to stockholders of record as of June 13, 2013.

These consolidated interim financial statements were approved by the Board and were available for issuance on May 9, 2013. Subsequent events have been evaluated through this date. No material subsequent events other than as disclosed above have occurred through this date.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q.

On October 9, 2012, Garrison Capital LLC, a Delaware limited liability company, converted into a corporation. In this conversion, Garrison Capital Inc. succeeded to the business of Garrison Capital LLC and its consolidated subsidiaries, and the members of Garrison Capital LLC became stockholders of Garrison Capital Inc. In this quarterly report on Form 10-Q, we refer to these transactions as the “BDC Conversion.” References to “we,” “us,” “our” and “Garrison Capital” refer to Garrison Capital LLC and its consolidated subsidiaries for the periods prior to the consummation of the BDC Conversion and refer to Garrison Capital Inc. and its consolidated subsidiaries for the periods after the consummation of the BDC Conversion.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;

•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets;

•	our business prospects and the prospects of our prospective portfolio companies;

•	the impact of investments that we expect to make;

•	the impact of increased competition;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our prospective portfolio companies to achieve their objectives;

•	the relative and absolute performance of our investment adviser;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	our ability to make distributions to our stockholders;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies; and

•	the impact of future acquisitions and divestitures.

We use words such as “anticipates,” “believes,” “expects,” “intends” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” and elsewhere in this quarterly report on Form 10-Q.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission, or the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

The “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in connection with this quarterly report on Form 10-Q or any periodic reports we file under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Overview

We are a recently-organized, externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for tax purposes, we intend to elect to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, for the period from October 9, 2012 to December 31, 2012 and to qualify annually thereafter. Our shares are currently listed on The NASDAQ Global Select Market under the symbol “GARS”.

On March 26, 2013, we priced our initial public offering, or IPO, selling 6,133,334 shares, including 800,000 shares pursuant to the underwriters’ exercise of the over-allotment option, at a public offering price of $15.00 per share. On March 27, 2013, our common stock began trading on The NASDAQ Global Select Market under the symbol “GARS”.

Our investment objective is to generate current income and capital appreciation by making investments generally in the range of $10 million to $25 million primarily in debt securities and loans of U.S. based middle-market companies, which we define as those having annual earnings before interest, taxes and depreciation, or EBITDA, of between $5 million and $30 million. Our goal is to generate attractive risk-adjusted returns by assembling a broad portfolio of investments.

We invest primarily in (1) first lien senior secured loans, (2) second lien senior secured loans, (3) “one- stop” senior secured or “unitranche” loans, (4) subordinated or mezzanine loans and (5) to a lesser extent, selected equity co-investments in middle-market companies. We use the term “one-stop” or “unitranche” to refer to a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans. We use the term “mezzanine” to refer to a loan that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness.

We believe that the middle market offers attractive risk-adjusted returns for debt investors. Historically, we believe there has been a persistent scarcity of available capital relative to demand, which, from a lender’s perspective, has generally resulted in more favorable transaction structures, including enhanced covenant protection and increased pricing relative to larger companies. We further believe that the turmoil in the markets has exacerbated this scarcity of capital, as many traditional lenders to middle-market companies have exited the business or focused their attention on larger borrowers. In addition, middle-market companies traditionally have exhibited lower default rates and improved recoveries compared to larger borrowers and typically offer greater access to key senior managers, which we believe further enhances the attractiveness of lending to this market segment and facilitates due diligence investigations and regular monitoring.

Our investment activities are managed by our investment adviser, Garrison Capital Advisers LLC, or the Investment Adviser. Our Investment Adviser is responsible for sourcing potential investments, conducting research and diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. Under an investment advisory agreement, or the Investment Advisory Agreement, with the Investment Adviser, we pay the Investment Adviser a base management fee and an incentive fee for its services. Garrison Capital Administrator LLC, or the Administrator, provides certain administrative services and facilities necessary for us to operate, including, office facilities and equipment and clerical, bookkeeping and record-keeping services. The Administrator oversees our financial reporting as well as prepares our reports to stockholders and reports required to be filed with the SEC. The Administrator also manages the determination and publication of our net asset value and the preparation and filing of our tax returns and generally monitors the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator may retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without any profit to the Administrator. The Administrator has retained SEI Investments Global Fund Services, Inc. to provide certain accounting and administrative services to it.

As of March 31, 2013, we held investments in 63 portfolio companies with a fair value of $278.9 million, including investments in 61 portfolio companies held through Garrison Capital Funding 2012-1 LLC, or GF 2012-1. The investments held by GF 2012-1 as of March 31, 2013 consisted of senior secured loans fair valued at $263.6 million and related indebtedness of $130.0 million. As of that date, the loans held by GF 2012-1 (held at fair value), together with cash and other assets held by GF 2012-1, equaled approximately $299.8 million. As of March 31, 2013, our portfolio had an average investment size of approximately $4.3 million, a weighted average yield of 8.91% and a weighted average contractual maturity of 49 months.

As of December 31, 2012, we held investments in 49 portfolio companies with a fair value of $220.1 million, including investments in 45 portfolio companies held through GF 2012-1. The investments held by GF 2012-1 as of December 31, 2012 consisted of senior secured loans fair valued at $202.5 million and related indebtedness of $125.0 million. As of that date, the loans held by GF 2012-1 (held at fair value), together with cash and other assets held by GF 2012-1, equaled approximately $276.2 million. As of December 31, 2012, our portfolio had an average investment size of approximately $4.3 million, a weighted average yield of 9.62% and a weighted average contractual maturity of 46 months.

Revenues.  We generate revenue in the form of interest earned on the securities that we hold and capital gains and distributions, if any, on the warrants or other equity interests that we may acquire in portfolio companies. Our debt investments, whether in the form of senior secured, unitranche or mezzanine loans, typically have a term of one to seven years and bear interest at a fixed or floating rate. Interest is generally payable quarterly or semiannually, with the amortization of principal generally being deferred for several years from the date of the initial investment. In some cases, loans may have a payment-in-kind feature. The principal amount of the debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, original issue discount and market discount are recorded as a reduction of par value, and we then accrete such amounts into interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts.

Expenses.  Our primary operating expenses include the payment of (1) the base management fee and incentive fee to the Investment Adviser under the Investment Advisory Agreement; (2) the allocable portion of overhead to the Administrator under the Administration Agreement; (3) the interest expense on our outstanding debt, if any, and (4) our other operating costs, as detailed below. We bear all other costs and expenses of our operations and transactions, including:

•	our organization;

•	calculating our net asset value and net asset value per share (including the cost and expenses of any independent valuation firm);

•	fees and expenses, including travel expenses, incurred by the Investment Adviser or payable to third parties in performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;

•	interest payable on debt, if any, incurred to finance our investments;

•	offerings of our common stock and other securities;

•	the base management fee and any incentive fee;

•	distributions on our shares;

•	administration fees payable to the Administrator under the Administration Agreement;

•	transfer agent and custody fees and expenses;

•	the allocated costs incurred by the Administrator as our administrator in providing managerial assistance to those portfolio companies that request it;

•	amounts payable to third parties relating to, or associated with, evaluating, making and disposing of investments;

•	brokerage fees and commissions;

•	registration fees;

•	listing fees;

•	taxes;

•	independent director fees and expenses;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable U.S. federal and state securities laws;

•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	costs of holding stockholder meetings;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance and any other insurance premiums;

•	litigation, indemnification and other non-recurring or extraordinary expenses;

•	direct costs and expenses of administration and operation, including audit and legal costs;

•	fees and expenses associated with marketing efforts;

•	dues, fees and charges of any trade association of which we are a member; and

•	all other expenses reasonably incurred by us or the Administrator in connection with administering our business, such as the allocable portion of overhead under the Administration Agreement, including rent and our allocable portion of the costs and expenses of our chief compliance officer, chief financial officer and their respective staffs.

Recent Developments

On April 2, 2013, we closed our IPO, raising approximately $92.0 million in gross proceeds. Total proceeds received net of sales load was approximately $85.6 million and net of offering expenses was approximately $84.9 million. Concurrent with the IPO, our directors, officers, employees and an affiliate of the Investment Adviser purchased an additional 126,901 shares through a private placement transaction, or the Concurrent Private Placement, exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, at a price of $15.00 per share, raising approximately $1.9 million of proceeds.

On April 1, 2013, the Company had additional borrowings of the Class A-R Loans in the amount of $5.0 million. On April 26, 2013, the Company had additional borrowings of the Class A-R Loans in the amount of $15.0 million. As of May 13, 2013, none of the Class A-R Loans remain undrawn.

On May 9, 2013, the board of directors approved a distribution in the amount of approximately $5.9 million, or $0.35 a share, which will be paid on June 27, 2013 to stockholders of record as of June 13, 2013.

Consolidated Results of Operations

The consolidated results of operations set forth below include historical financial information prior to our election, effective as of October 9, 2012, to be treated as a business development company. As a business development company and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. In addition, our portfolio of investments consists primarily of syndicated secured loans, and, over time, we expect that such loans will represent a smaller percentage of our investment portfolio as we grow our business, these investments are repaid and we invest in a different mix of assets.   The results of operations described below may not be indicative of the results we report in future periods. Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Consolidated operating results for the three months ended March 31, 2013 and March 31, 2012 are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
	(unaudited)	(unaudited)
Total investment income	$5,473,093	$6,724,640
Net investment income	3,040,015	3,747,818
Net realized and unrealized gain/(loss) on investments	(5,936,417)	399,864
Net change in unrealized appreciation on investments	6,172,667	3,518,406

Net Investment Income

Net investment income for the three months ended March 31, 2013 and March 31, 2012 was $3.0 million and $3.7 million, respectively. Net investment income decreased by $0.7 million for the three months ended March 31, 2013 from the three months ended March 31, 2012 as described below under “Investment Income” and “Expenses.”

Investment Income

Investment income for the three months ended March 31, 2013 and March 31, 2012 was $5.5 million and $6.7 million, respectively.

Investment income decreased by $1.3 million for the three months ended March 31, 2013 from the three months ended March 31, 2012 due to a decrease in interest income in the amount of $0.6 million, a decrease in the net accretion from the amortization of discounts in the amount of $0.5 million and a decrease in other income in the amount of $0.2 million.

The decrease in interest income was largely driven by the decrease in the average portfolio investment balance during the three months ended March 31, 2013 as compared to March 31, 2012. The decrease in other income was primarily driven by the recognition of fees earned on the early repayment of one portfolio investment in the three months ended March 31, 2012 which did not recur in the three months ended March 31, 2013.

Expenses

Total expenses for the three months ended March 31, 2013 and March 31, 2012 were $2.4 million and $3.0 million, respectively.

Total expenses for the three months ended March 31, 2013 included total fee and expense waivers of $0.6 million, comprised of $0.4 million of management fees waived by the Investment Adviser and $0.2 million of directors’ fees and administration expenses waived by the Administrator.

The following table summarizes our expenses, net of waivers, for the three months ended March 31, 2013 and March 31, 2012:

	Three Months	Three Months
($'000)	Ended	Ended	Variance $
	March 31, 2013	March 31, 2012	2012 vs 2011
	(unaudited)	(unaudited)
Interest	1,384	2,048	(664)
Management fees	593	462	131
Professional fees	257	242	15
Directors’ fees	39	74	(35)
Administrator expenses	49	50	(1)
Other expenses	112	101	11
	2,434	2,977	(543)

Garrison Funding 2010-1 LLC, or GF 2010-1, was the borrower under a collateralized loan obligation facility, or the CLO Facility, which was refinanced. The CLO Facility consisted of senior secured notes, or the GF 2010-1 Notes. Interest expense decreased by $(0.7) million for the three months ended March 31, 2013 from the three months ended March 31, 2012 primarily due to a decrease in average debt outstanding as part of the refinancing of the GF 2010-1 Notes on May 21, 2012. As of March 31, 2013, we had $130.0 million of debt outstanding compared to $194.0 million as of March 31, 2012.

Management fees increased by $0.2 million for the three months ended March 31, 2013 from the three months ended March 31, 2012 primarily due to the change in the calculation of management fees. Management fees are calculated as 1.75% of gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds (as defined in the financial statements). For the three months ended March 31, 2013, the Investment Adviser waived that portion of the management fee due under the Investment Advisory Agreement in excess of a management fee equal to an annual rate of 1.50% of the average of the value of our net assets, including cash and cash equivalents (as defined in the financial statements), calculated at the end of the two most recently completed calendar quarters.

Net Realized Gain (Loss) and Unrealized Gain on Investments

For the three months ended March 31, 2013 and March 31, 2012, we realized a net loss on investments of $5.9 million and a net gain on investments of $0.4 million, respectively. For the three months ended March 31, 2013, approximately $5.7 million of realized losses were as a result of the distribution-in-kind of the assets of Next Generation Vending, LLC. The remaining net realized loss of $0.2 million primarily resulted from the early full repayment of six portfolio investments and the sale of one portfolio investment.

For the three months ended March 31, 2012, the $0.4 million net realized gain resulted from the early full repayment of nine portfolio investments and the sale of one portfolio investment.

For the three months ended March 31, 2013 and March 31, 2012, net change in unrealized depreciation on investments was $6.2 million and $3.5 million, respectively. The net change in unrealized depreciation on investments for the three months ended March 31, 2013 in the amount of $6.2 million was primarily driven by the $5.7 million reversal of unrealized depreciation as a result of the distribution-in-kind of the investment in Next Generation Vending, LLC, $1.1 million due to a rise in market prices for loan assets as a result of the general improvement in the credit markets, $0.4 million due to the reversal of prior period net unrealized depreciation due to early full repayments and sales of portfolio investments, offset by negative credit related adjustment of two portfolio investments in the amount of $1.0 million.

For the three months ended March 31, 2012, unrealized appreciation of $3.5 million was primarily driven by $2.6 million net increase in the fair value of portfolio investments due to a rise in market prices for loan assets as a result of the general improvement in the credit markets and $0.9 million due to the reversal of prior period unrealized depreciation due to early full repayments and sales of portfolio investments.

Net Increase in Net Assets from Operations

We had a net asset value per common share outstanding on March 31, 2013 of $15.67. We had a net asset value per common share outstanding on December 31, 2012 of $16.54.

Based on 10,498,544 basic weighted average shares outstanding, the net increase in net assets from operations per share for the three months ended March 31, 2013 was $0.31. We declared and paid a cash distribution on March 13, 2013 in the amount of $2.4 million, or $0.23 a share. In addition, we declared and paid a distribution-in-kind of the investment in Next Generation Vending, LLC on March 13, 2013 in the amount of $10.0 million, or $0.95 a share.

We had a net asset value per members’ capital units outstanding on March 31, 2012 of $17.02. We had a net asset value per members’ capital units outstanding on December 31, 2011 of $16.29.

Based on 10,498,544 units outstanding, the net increase in members’ capital from operations per unit for the three months ended March 31, 2012 was $0.73.

Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders and will have an ongoing need to raise additional capital for investment purposes. We generate cash primarily from offerings of our securities and our Credit Facility, as described below, and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less. Our primary use of funds from operations includes investments in portfolio companies and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our Credit Facility and proceeds from public and private offerings of securities to finance our investment objectives.

On April 2, 2013, we closed our IPO, which included the sale of 6,133,334 shares of common stock, including 800,000 shares issued pursuant to the underwriters’ exercise of the over-allotment option, at a public offering price of $15.00 per share, raising approximately $92.0 million in gross proceeds. The total proceeds that we received net of sales load were approximately $85.6 million and were approximately $84.9 million, net of offering expenses of approximately $0.7 million. Concurrent with the IPO, the Company’s directors, officers, employees and an affiliate of the Investment Adviser purchased an additional 126,901 shares through the Concurrent Private Placement at $15.00 per share, raising $1.9 million.

On April 1, 2013, the Company had additional borrowings of the Class A-R Loans in the amount of $5.0 million. On April 26, 2013, the Company had additional borrowings of the Class A-R Loans in the amount of $15.0 million. As of May 13, 2013, none of the Class A-R Loans remain undrawn.

On May 9, 2013, the board of directors approved a distribution in the amount of approximately $5.9 million, or $0.35 a share, which will be paid on June 27, 2013 to stockholders of record as of June 13, 2013.

On May 21, 2012, GF 2012-1 entered into a $150 million credit facility, which was amended on June 18, 2012 and August 6, 2012, with the lenders party thereto, Natixis, New York Branch, as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent and custodian. In this quarterly report on Form 10-Q, we refer to this credit facility as the “Credit Facility”. We have borrowed funds under the Credit Facility and, to the extent permitted under the 1940 Act, we may also borrow funds to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors determines that leveraging our portfolio would be in the best interest of us and our stockholders. We do not intend to borrow additional money to fund our investments until such time as we have invested substantially all of the proceeds of the IPO and the Concurrent Private Placement. We expect that our primary use of funds will be investments in portfolio companies, cash distributions to holders of our common stock and the payment of operating expenses. As of March 31, 2013 and December 31, 2012, we had approximately $20.0 million and $25.0 million, respectively, available for additional borrowings under the Credit Facility.

As of March 31, 2013 and December 31, 2012, we had cash and cash equivalents of $13.8 million and $21.7 million, respectively. Also, as of March 31, 2013 and December 31, 2012, we had cash and cash equivalents, restricted of $32.3 million and $69.9 million, respectively, held by GF 2012-1. For purposes of U.S. generally accepted accounting principles, or U.S. GAAP, we consider cash equivalents to be highly liquid financial instruments with original maturities of three months or less and cash held in overnight sweep deposit accounts.

During the three months ended March 31, 2013, cash and cash equivalents decreased by $7.9 million as a result of net cash used in operating activities of $10.5 million offset by cash provided by financing activities in the amount of $2.6 million.

During the three months ended March 31, 2013, cash used in operating activities resulted from purchases of investments in the amount of $92.5 million offset by repayments and sales of investments in the amount of $23.7 million and $1.0 million, respectively, a decrease in cash and cash equivalents, restricted accounts in the amount of $37.6 million, an increase in due to counterparties in the amount of $17.5 million and net investment income in the amount of $3.0 million. Net cash provided by financing activities resulted from proceeds received from borrowings in the amount of $5.0 million on the Class A-R loans under the Credit Facility offset by a cash distribution in the amount of $2.4 million.

As of March 31, 2012 and December 31, 2011, we had cash and cash equivalents of $55.6 million and $47.9 million and cash and cash equivalents, securitization accounts of $23.3 million and $17.0 million, respectively, which was cash held by GF 2010-1.

During the three months ended March 31, 2012, cash and cash equivalents increased by $7.7 million as a result of cash provided by operating activities in the amount of $32.1 million, offset in part by cash used in financing activities of $24.4 million.

During the three months ended March 31, 2012, cash provided by operating activities resulted primarily from early full repayments and sales of investments in the amount of $38.7 million and $5.1 million, respectively, and net investment income in the amount of $3.7 million, offset by purchases of investments in the amount of $8.4 million and an increase in cash and cash equivalents, securitization accounts in the amount of $6.3 million. Net cash used in financing activities resulted from our principal repayment on the Class A-1 Senior Secured Notes of GF 2010-1 in the amount of $24.4 million on February 21, 2012.

As of March 31, 2013 and December 31, 2012, we had $1,458,439 and $1,994,153, respectively, of unfunded obligations with a fair value of $(20,054) and $(234,340), respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2013 and December 31, 2012, respectively, subject to the terms of each loan’s respective credit agreement.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our financial statements. However, our portfolio companies may, from time to time, experience the impact of inflation on their operating results.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2013 and December 31, 2012, we had $1.5 million and $2.0 million of outstanding commitments to fund such investments, respectively.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2013 is as follows:

	Payments Due by Period (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit Facility	$130.0	$—	$—	$—	$130.0
Unfunded commitments(1)	$1.5	$1.5	$—	$—	$—
Total contractual obligations	$131.5	$1.5	$—	$—	$130.0

(1)	Unfunded commitments represent all amounts unfunded as of March 31, 2013. These amounts may or may not be funded to the borrowing party in the future. The unfunded commitments related to a senior secured revolving loan of Global Traffic Technologies, LLC with a maturity date of 2014. We reflect this amount in the less than one-year category because the entire amount was eligible for funding as of March 31, 2013.

We have certain contracts under which we have material future commitments. Under the Investment Advisory Agreement, the Investment Adviser provides us with investment advisory and management services. We have agreed to pay for these services (1) a base management fee equal to a percentage of the average adjusted value of our gross assets and (2) an incentive fee based on our performance.

We entered into the Administration Agreement on October 9, 2012 with the Administrator as our administrator. Under the Administration Agreement, the Administrator furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services and provides us with other administrative services necessary to conduct our day-to-day operations.

If any of the contractual obligations discussed above are terminated, our costs under any new agreements that we enter into may increase. In addition, we would likely incur significant time and expense in locating alternative parties to provide the services we expect to receive under our Investment Advisory Agreement and our Administration Agreement. Any new investment advisory agreement would also be subject to approval by our stockholders.

Both the Investment Advisory Agreement and the Administration Agreement may be terminated by either party without penalty upon no fewer than 60 days’ written notice to the other.

Critical Accounting Policies

The preparation of our financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. We have identified the following as critical accounting policies.

Basis for Consolidation

Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 946, Financial Services-Investment Companies, or ASC 946, we are precluded from consolidating any entity other than another investment company. We generally consolidate any investment company when we own 100% of its partners’ or members’ capital or equity units. ASC 946 also provides an exception to the aforementioned if the investment company has an investment in a controlled operating company that provides substantially all of its services to the investment company. Garrison Capital Funding 2012-1 Manager LLC, or GF 2012-1 Manager, owns a 100% equity interest in GF 2012-1, which is deemed to be an investment company, and also provides collateral management services solely to GF 2012-1. As such, we have consolidated the accounts of these entities into our financial statements. As a result of this consolidation, the amounts outstanding under the Credit Facility are treated as our indebtedness. Garrison Capital CLO Ltd. and Garrison Capital Equity Holdings LLC are 100% owned investment companies. Furthermore, Garrison Capital CLO Ltd. owns a 100% interest in GF 2010-1, which is deemed to be an investment company. As such, we have consolidated the accounts of these entities into its financial statements. We dissolved Garrison Capital CLO Ltd. as of April 8, 2013. Currently, no assets remain in GF 2010-1, and we expect to dissolve GF 2010-1 as soon as practicable.

Valuation of Portfolio Investments

We value our investments in accordance with ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820’s definition of fair value focuses on exit price in the principal, or most advantageous, market and prioritizes the use of market-based inputs over entity-specific inputs within a measurement of fair value. ASC 820 classifies the inputs used to measure these fair values into the following hierarchy:

Level 1 — quoted unadjusted prices in active markets for identical investments as of the reporting date

Level 2 — other significant observable inputs (including quoted prices for similar investments, interest rates, prepayments, credit risk, etc.)

Level 3 — significant unobservable inputs (including the Investment Adviser’s own assumptions about the assumptions market participants would use in determining the fair values of investments)

The valuation process is conducted at the end of each fiscal quarter, with a portion of our valuations of portfolio companies without market quotations subject to review by the independent valuation firms each quarter.

Our portfolio consists of primarily debt investments. The fair value of our investments is initially determined by investment professionals of our Investment Adviser and ultimately determined by our board of directors on a quarterly basis. Our Investment Adviser generally uses various approaches, including proprietary models that consider the analyses of independent valuation agents as well as credit risk, liquidity, market credit spreads, other applicable factors for similar transactions, bid quotations obtained from other financial institutions that trade in similar investments or based on prices provided by independent third party pricing services.

The types of factors that our board of directors may take into account when verifying the price initially determined by our Investment Adviser and determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors.

Our board of directors has retained several independent valuation firms to review the valuation of each portfolio investment that does not have a readily available market quotation at least once during each 12-month period. However, our board of directors does not intend to have de minimis investments of less than 0.5% of our total assets (up to an aggregate of 10% of our total assets) independently reviewed. Our board of directors is ultimately and solely responsible for determining the fair value of our assets using a documented valuation policy and consistently applied valuation process.

Due to the nature of our strategy, our portfolio includes relatively illiquid investments that are privately held. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Valuations of privately held investments are inherently uncertain and they may fluctuate over short periods of time and may be based on estimates. The determination of fair value by our board of directors may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be materially affected if the determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realized upon the disposal of such investments.

The valuation process is conducted at the end of each fiscal quarter, with a portion of our valuations of portfolio companies without market quotations subject to review by the independent valuation firms each quarter. When an external event with respect to one of our portfolio companies, such as a purchase transaction, public offering or subsequent equity sale occurs, we expect to use the pricing indicated by the external event to corroborate our valuation.

With respect to investments for which market quotations are not readily available, our board of directors will undertake a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by investment professionals of our Investment Adviser responsible for credit monitoring.

•	Preliminary valuation conclusions are then documented and discussed with our senior management and our Investment Adviser.

•	The audit committee of the board of directors reviews these preliminary valuations.

•	At least once annually, the valuation for each portfolio investment that does not have a readily available quotation is reviewed by an independent valuation firm, subject to the de minimis exception above.

•	The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith.

Net assets could be materially affected if the determinations regarding the fair value of the investments were materially higher or lower than the values that are ultimately realized upon the disposal of such investments.

Ongoing Monitoring

We view active portfolio monitoring as a vital part of the investment process. Our Investment Adviser monitors the financial trends of each portfolio company to determine if they are meeting their respective business plans and to assess the appropriate course of action for each company.

Our Investment Adviser uses several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•	assessment of success in adhering to portfolio company’s business plan and compliance with covenants;

•	periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	comparisons to other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings; and

•	review of monthly and quarterly financial statements and financial projections for portfolio companies.

Our Investment Adviser assigns an internal rating for each of our portfolio companies. The rating scale is a numeric scale of 1 to 4 based on the credit attributes and prospects of the portfolio company’s business. In general, we use the ratings as follows:

•	a rating of 1 denotes a high quality investment with no loss of principal expected;

•	a rating of 2 denotes a moderate to high quality investment with no loss of principal expected;

a rating of 3 denotes a moderate quality investment with market rates of expected loss of principal and potential non-compliance with financial covenants; and

•	a rating of 4 denotes a low quality investment with an expected loss of principal. In case of risk grade 4 loans, our Investment Adviser will assign a recovery value to the loan.

The following table shows the distribution of our investments on the 1 to 4 investment performance rating scale at fair value as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013
	(unaudited)		As of December 31, 2012
	Investments at Fair	Percentage of Total	Investments at Fair	Percentage of Total
	Value	Investments	Value	Investments
Risk Rating 1	2,618,846	0.9%	2,625,596	1.2%
Risk Rating 2	237,887,597	85.3%	175,440,835	79.7%
Risk Rating 3	37,311,645	13.4%	39,717,528	18.0%
Risk Rating 4	1,101,741	0.4%	2,321,826	1.1%
	278,919,829	100.0%	220,105,785	100.0%

Investment Transactions and Related Investment Income and Expense

We record our investment transactions on a trade date basis, which is the date when we have determined that all material terms have been defined for the transactions. These transactions could possibly settle on a subsequent date depending on the transaction type. All related revenue and expenses attributable to these transactions are reflected on the consolidated statement of operations commencing on the trade date unless otherwise specified by the transaction documents. Realized gains and losses on investment transactions are recorded on the specific identification method.

We accrue interest income if we expect that ultimately we will be able to collect it. Generally, when an interest default occurs on a loan in our portfolio, or if our management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we will place the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of March 31, 2013, there was one investment in default, which was placed on non-accrual status.

Any original issue discounts, as well as any other purchase discounts or premiums on debt investments, are accreted or amortized and included in interest income over the maturity periods of the investments.

Interest Expense

Interest expense is recorded on an accrual basis and is adjusted for amortization of deferred debt issuance costs.

Other Expenses

Certain expenses related to, but not limited to, rating fees, due diligence, valuation expenses and independent collateral appraisals may arise when we make certain investments. These expenses are recognized in the consolidated statement of operations within ratings fees and other expenses as they are incurred.

Loan Origination, Facility, Commitment and Amendment Fees

We may receive loan origination, facility, commitment and amendment fees in addition to interest income from the loans during the life of the investment. We may receive origination fees upon the origination of an investment. Origination fees are initially deferred and reduced from the cost basis of the investment and subsequently accreted into interest income over the remaining stated term of the loan. Facility fees, sometimes referred to as asset management fees, are accrued as a percentage periodic fee on the base amount (either the funded facility amount or the committed principal amount). Commitment fees are based upon the undrawn portion committed by us and are recorded on an accrual basis. Amendment fees are paid in connection with loan amendments and waivers and are recognized upon completion of the amendments or waivers, generally when such fees are receivable. Any such fees are included in interest income on the consolidated statement of operations. For the three months ended March 31, 2013 and March 31, 2012, other income in the amount of $24,067 and $257,680, respectively, was included in interest income.

Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by the board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if the board of directors authorizes, and we declare, a cash dividend or other distribution, then our stockholders who have not ‘opted out’ of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution.

No action is required on the part of a registered stockholder to have their cash dividend or other distribution reinvested in shares of our common stock. A registered stockholder may elect to receive an entire distribution in cash by notifying American Stock Transfer & Trust Company, LLC, the plan administrator and our transfer agent and registrar, in writing so that such notice is received by the plan administrator no later than the record date for distributions to stockholders. The plan administrator will set up an account for shares acquired through the plan for each stockholder who has not elected to receive dividends or other distributions in cash and hold such shares in non-certificated form. Upon request by a stockholder participating in the plan, received in writing not less than 10 days prior to the record date, the plan administrator will, instead of crediting shares to the participant’s account, issue a certificate registered in the participant’s name for the number of whole shares of our common stock and a check for any fractional share. The plan administrator is authorized to deduct a $15.00 transaction fee plus a $0.10 per share brokerage commission from the proceeds of the sale of any fractional share of common stock.

Those stockholders whose shares are held by a broker or other financial intermediary may receive dividends and other distributions in cash by notifying their broker or other financial intermediary of their election.

Income Tax

As a business development company, we intend to elect to be treated as a RIC under Subchapter M of the Code beginning with the period from October 9, 2012 to December 31, 2012 and to qualify annually thereafter.

We intend to comply with all RIC qualification provisions contained in the Code including certain source-of-income and asset diversification requirements as well as distribution requirements to our stockholders equal to at least 90% of “investment company taxable income.” “Investment company taxable income” is generally defined as net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses. As a RIC, we will generally not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders in a timely manner. However, we will be subject to U.S. federal income taxes at regular corporate tax rates on any net ordinary income or net capital gain not distributed to our stockholders assuming at least 90% of our investment company taxable income is distributed.

We may choose to retain net capital gains or any investment company taxable income, and pay the associated U.S. federal corporate income tax, including a 4% nondeductible U.S. federal excise tax. We expect to make sufficient distributions to avoid being subject to any U.S. federal excise tax.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the period covered by our financial statements, all of the loans in our portfolio had floating interest rates, and we expect that our loans in the future will also have floating interest rates. These loans are usually based on a floating London Interbank Offered Rate, or LIBOR, and typically have interest rate re-set provisions that adjust applicable LIBOR under such loans to current market rates on a quarterly basis. In addition, the Credit Facility has a floating interest rate provision based on a cost of funds that approximates LIBOR and we expect that any other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the balance sheet as of March 31, 2013 covered by this analysis was to remain constant and that no actions are taken to alter our existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including indebtedness under the Credit Facility or other borrowing, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we cannot assure you that actual results would not differ materially from the statement above.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts, and the collateral manager may engage in similar hedging activities with respect to the obligations of GF 2012-1, to the extent permitted under the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. We, our Investment Adviser and the collateral manager have not hedged any of the obligations of GF 2012-1.

Item 4: Controls and Procedures.

As of the period covered by this report, we, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on our evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in our periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, are based upon certain assumptions about the likelihood of future events and can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1: Legal Proceedings.

Garrison Capital, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings.

Item 1A: Risk Factors.

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our amended registration statement on Form N-2 filed with the SEC on March 19, 2013, which could materially affect our business, financial condition and/or operating results.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

Not applicable.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description

3.1*	Certificate of Incorporation
31.1*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Garrison Capital Inc.

Dated: May 13, 2013	By	/s/ Joseph Tansey
Joseph Tansey
Chief Executive Officer
(Principal Executive Officer)

Dated: May 13, 2013	By	/s/ Brian Chase
Brian Chase
Chief Financial Officer
(Principal Accounting and Financial Officer)