Form 10-Q
period 2013-06-30
Garrison Capital Inc.
filed 2013-08-08
CIK 1509892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 8, 2013 the Registrant had 16,758,779 shares of common stock, $0.001 par value, outstanding.

i

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Financial Condition

Part I. Financial Information

Item 1. Financial Statements

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Cash and cash equivalents	$11,679,992	$21,680,791
Cash and cash equivalents, restricted	12,668,677	69,902,136
Due from counterparties	5,140,159	—
Investments, fair value
Non-control/Non-affiliate investments (amortized cost of $424,563,536 and $233,938,360, respectively)	418,068,805	220,105,785
Accrued interest receivable	1,892,402	1,535,344
Deferred debt issuance costs (net of accumulated amortization of $839,020 and $434,672, respectively)	2,820,524	2,764,703
Other assets	484,077	—
Total assets	$452,754,636	$315,988,759
Liabilities
Due to counterparties	$23,377,523	$15,742,446
Payables to affiliates	240,711	112,411
Senior secured revolving loan (Note 7)	50,000,000	—
Senior secured term loan (Note 7)	125,000,000	125,000,000
Interest payable	714,765	510,417
Accrued expenses and other payables	1,036,206	953,993
Total liabilities	200,369,205	142,319,267
Net assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 16,758,779 and 10,498,544 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	16,759	10,499
Paid-in-capital in excess of par	259,194,510	187,394,017
(Over)/under distributed net investment income	(331,107)	97,551
Net unrealized depreciation from investments	(6,494,731)	(13,832,575)
Total net assets	252,385,431	173,669,492
Total liabilities and net assets	$452,754,636	$315,988,759
Common shares outstanding(1)	16,758,779	10,498,544
Net asset value per common share(1)	$15.06	$16.54

(1)	Adjusted for Reverse Stock Split. See Note 1.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2013 (unaudited)

Security Description, June 30, 2013	Par/Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments – United States
Common Equity
Miscellaneous Manufacturing
Valterra Products Holdings, LLC, Common Class A*	185,847	$185,847	$185,847	0.07%
Valterra Products Holdings, LLC, Common Class B*	20,650	20,650	20,650	0.01
Total Miscellaneous Manufacturing		206,497	206,497	0.08
Miscellaneous Retail
Provo Craft Holdings, LLC, Common	1,850	—	128	—
Total Miscellaneous Retail		—	128	—
Oil & Gas
Anchor Drilling Fluids USA, Inc., Common	959	2,038,456	2,038,460	0.81
Total Oil & Gas		2,038,456	2,038,460	0.81
Transportation Services
EZE Trucking, LLC, Common	2,545	254,500	254,500	0.10
Total Transportation Services		254,500	254,500	0.10
Total Common Equity		$2,499,453	$2,499,585	0.99%
Preferred Equity
Oil & Gas
Anchor Drilling Fluids USA, Inc., Preferred, 10.00% PIK	1,723	$2,721,574	$4,453,182	1.76%
Total Oil & Gas		2,721,574	4,453,182	1.76
Total Preferred Equity		$2,721,574	$4,453,182	1.76%
Bank Loans
Apparel Products
Renfro Corporation, Term Loan B* Libor (“L”) + 4.50%, 1.25% L Floor, 1/30/2019	997,500	$992,875	$999,994	0.40%
Totes Isotoner Corporation, Delayed Draw Term Loan* L+ 5.75%, 1.50% L Floor, 7/7/2017	425,748	425,748	425,216	0.17
Totes Isotoner Corporation, Initial Term Loan (First Lien)* L+ 5.75%, 1.50% L Floor, 7/7/2017	4,106,025	4,051,041	4,100,893	1.62
Total Apparel Products		5,469,664	5,526,103	2.19
Automotive
BBB Industries LLC, Term Loan* L+ 4.25%, 1.25% L Floor, 3/27/2019	5,036,250	4,988,094	5,029,955	1.99
Holley Performance Products Inc., Term Loan* Base Rate+ 6.00%**, 11/30/2017	9,875,000	9,765,119	9,765,051	3.86
Jason Inc., Term Loan* L+ 3.75%, 1.25% L Floor, 2/28/2019	1,955,556	1,941,719	1,950,667	0.77
Tower Automotive Holdings USA, LLC, Initial Term Loan* L+ 4.50%, 1.25% L Floor, 4/23/2020	2,000,000	1,990,296	2,016,260	0.80
Total Automotive		18,685,228	18,761,933	7.42

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2013 (unaudited)

Security Description, June 30, 2013	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Bank Loans (continued)
Broadcasting & Entertainment
KXLA TV 44, Inc., Term Loan* L+ 9.50%, 2.00% L Floor, 3/31/2016	8,351,967	$8,428,108	$8,435,487	3.34%
Sesac Holdco II, LLC, Term Loan* L+ 4.75%, 1.25% L Floor, 2/7/2019	995,000	985,704	997,488	0.40
Sesac Holdco II, LLC, Term Loan (Second Lien)* L+ 8.75%, 1.25% L Floor, 7/12/2019	5,250,000	5,380,896	5,394,375	2.15
Total Broadcasting & Entertainment		14,794,708	14,827,350	5.89
Business Finance Services
Ocwen Loan Servicing, LLC, Initial Term Loan* L+ 3.75%, 1.25% L Floor, 2/15/2018	2,992,500	2,978,787	3,006,206	1.19
Total Business Finance Services		2,978,787	3,006,206	1.19
Chemicals
Arclin US Holdings Inc., Second Lien Term Loan L+ 6.00%, 1.75% L Floor, 1/15/2015	2,612,097	2,562,245	2,612,097	1.02
Porex Corporation, US Term Loan A* L+ 5.25%, 1.50% L Floor, 3/31/2015	3,289,568	3,274,502	3,289,569	1.32
Total Chemicals		5,836,747	5,901,666	2.34
Communications
Aspect Software, Inc., Tranche B Term Loan* L+ 5.25%, 1.75% L Floor, 5/7/2016	4,848,120	4,854,581	4,840,024	1.92
ConvergeOne Holdings Corp, Term Loan* L+ 8.00%, 1.25% L Floor, 5/8/2019	12,000,000	11,824,836	11,700,000	4.63
Einstruction Corp., Initial Term Loan(1) 0.00%**, 7/2/2013	3,000,730	2,802,938	225,617	0.09
HC Cable OpCo, LLC, Term Loan L+ 5.50%, 1.75% L Floor, 9/30/2013	18,070,611	17,971,706	18,070,611	7.15
Sirva Worldwide, Loan* L+ 6.25%, 1.25% L Floor, 3/27/2019	4,987,500	4,892,338	4,887,750	1.94
Transfirst Holdings, Inc., Term B-1 Loan* L+ 3.50%, 1.25% L Floor, 12/27/2017	1,990,013	1,990,013	1,982,550	0.79
U.S. Telepacific Corp., Term Loan* L+ 4.50%, 1.25% L Floor, 2/23/2017	2,939,459	2,936,305	2,924,027	1.17
Total Communications		47,272,717	44,630,579	17.69
Crop Agriculture
Earthbound Holdings III, LLC, Term Loan* L+ 4.25%, 1.50% L Floor, 12/21/2016	2,925,030	2,899,524	2,909,498	1.15
Total Crop Agriculture		2,899,524	2,909,498	1.15
Consumer Finance Services
PlanMember Financial Corporation, Term Loan* L+ 8.50%, 1.50% L Floor, 2/14/2018	992,500	969,549	969,536	0.38
Total Consumer Finance Services		969,549	969,536	0.38

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2013 (unaudited)

Security Description, June 30, 2013	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Bank Loans (continued)
Electrical Equipment
Roberts-Gordon LLC, Term Loan* L+ 10.00%, 2.00% L Floor, 4/20/2016	10,894,317	$10,851,375	$10,983,288	4.33%
Syncsort Incorporated, Term Loan* Base Rate+ 4.25%**, 3/31/2015	3,011,515	2,986,723	3,011,515	1.21
Wash Multifamily Laundry Systems, LLC, Term Loan* L+ 4.00%, 1.25% L Floor, 2/21/2019	1,000,000	997,656	1,002,500	0.40
Total Electrical Equipment		14,835,754	14,997,303	5.94
Finance Lessors
iStar Financial Inc., Loan* L+ 3.50%, 1.00% L Floor, 10/15/2017	7,017,018	7,017,018	6,997,300	2.77
Total Finance Lessors		7,017,018	6,997,300	2.77
Food Stores – Retail
Apple & Eve, LLC, Term Loan* L+ 12.50%, 1.25% L Floor, 12/11/2017	9,875,000	9,787,174	9,787,120	3.88
Fairway Group Acquisition Company, Term Loan* L+ 4.00%, 1.00% L Floor, 8/17/2018	6,965,000	6,965,000	6,951,975	2.75
Sagittarius Restaurants LLC (Del Taco), Initial Term Loan* L+ 5.00%, 1.25% L Floor, 10/1/2018	4,987,500	4,939,979	4,991,640	1.98
Sqwincher Corporation, Term Loan* L+ 10.00%, 1.50% L Floor, 8/3/2016	7,523,900	7,436,688	7,606,148	3.01
Total Food Stores – Retail		29,128,841	29,336,883	11.62
Health Services
Apria Healthcare Group Inc., Term Loan L+ 5.50%, 1.25% L Floor, 4/6/2020	1,000,000	990,355	999,690	0.40
Ellman International, Inc., Term Loan L+ 7.50%, 1.50% L Floor, 2/28/2014	3,316,480	3,265,522	3,250,151	1.29
Ellman International, Inc., Revolver Base Rate+ 6.50%**, 2/28/2014	1,588,437	1,563,930	1,556,668	0.62
eResearchTechnology, Inc., Term Loan* L+ 4.75%, 1.25% L Floor, 5/2/2018	6,467,500	6,437,075	6,483,669	2.56
Healogics, Inc., Term B Loan (First Lien)* L+ 4.00%, 1.25% L Floor, 2/5/2019	997,500	992,845	998,747	0.40
Virtual Radiologic Corporation, Term Loan B* Base Rate+ 4.50%**, 12/22/2016	4,912,500	4,881,857	3,156,281	1.25
Total Health Services		18,131,584	16,445,206	6.52
Hotels and Motels
Buffalo Thunder Inc., Term Loan* L+ 3.00%, 1/1/2014	2,186,329	2,155,023	2,154,853	0.85
Total Hotels and Motels		2,155,023	2,154,853	0.85
Insurance Agents
Worley Claims Services, LLC, Term Loan* L+ 11.00%, 1.50% L Floor, 7/6/2017	6,707,661	6,599,956	6,908,891	2.74
Total Insurance Agents		6,599,956	6,908,891	2.74

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2013 (unaudited)

Security Description, June 30, 2013	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Bank Loans (continued)
Metal Mining
Metal Services LLC (Phoenix), Term Loan* L+ 6.50%, 1.25% L Floor, 6/30/2017	3,256,364	$3,206,138	$3,264,505	1.29%
Total Metal Mining		3,206,138	3,264,505	1.29
Miscellaneous Manufacturing
Arctic Glacier USA, Inc., Term Loan (First Lien)* L+ 4.75%, 1.25% L Floor, 5/10/2019	4,725,000	4,701,946	4,734,828	1.89
Alpha Packaging Holdings, Inc., Tranche B Term Loan* L+ 4.50%, 1.25% L Floor, 9/17/2016	3,160,625	3,107,261	3,097,413	1.23
Anchor Hocking, LLC (EveryWare Global), Term Loan L+ 6.25%, 1.25% L Floor, 5/21/2020	7,000,000	6,931,895	6,930,000	2.76
Axia Acquisition Corporation, Term Loan A L+ 3.00% Cash, L+6.00% PIK, 2.00% L Floor, 3/12/2016	1,752,940	1,662,247	1,682,822	0.67
Expera Specialty Solutions, LLC, Term Loan* L+ 6.25%, 1.25% L Floor, 12/26/2018	7,000,000	6,860,695	6,895,000	2.73
Kranos Acquisition Corp., Term Loan* L+ 11.00%, 1.00% L Floor, 6/15/2017	10,000,000	9,920,865	10,195,890	4.03
Nursery Supplies, Inc., Term Loan* Base Rate+ 6.50%**, 6/13/2018	11,500,000	11,443,067	11,442,500	4.53
Ranpak Corp., Second Lien Term Loan* L+ 7.25%, 1.25% L Floor, 4/23/2020	1,000,000	990,319	1,000,000	0.39
Ranpak Corp., Term Loan* L+ 3.25%, 1.25% L Floor, 4/23/2019	1,000,000	995,186	997,500	0.39
Valterra Products Holdings, LLC, Term Loan* L+ 9.00%, 1.00% L Floor, 5/31/2018	8,736,404	8,564,643	8,564,547	3.39
World Kitchen, LLC, Term Loan* L+ 4.25%, 1.25% L Floor, 3/4/2019	3,307,500	3,276,278	3,311,634	1.31
Total Miscellaneous Manufacturing		58,454,402	58,852,134	23.32
Miscellaneous Retail
Provo Craft & Novelty, Inc., Term Loan(1) 0.00%**, 3/22/2016	4,274,187	3,883,751	512,902	0.20
PSP Group, LLC, Term Loan* L+ 4.75%, 1.50% L Floor, 9/13/2016	4,435,206	4,397,820	4,413,030	1.76
Total Miscellaneous Retail		8,281,571	4,925,932	1.96

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2013 (unaudited)

Security Description, June 30, 2013	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Bank Loans (continued)
Miscellaneous Services
Ascensus, Inc., Initial Term Loan* L+ 6.75%, 1.25% L Floor, 12/21/2018	3,980,000	$3,907,409	$4,019,800	1.59%
Attachmate Corporation, Second Lien Term Loan L+ 9.50%, 1.50% L Floor, 11/22/2018	5,000,000	5,047,174	4,978,150	1.97
Centiv Holding Company, Term Loan* 14.50%, 9/6/2016	7,400,000	7,269,207	7,489,670	2.97
First Data Corporation, Term Loan* L+ 4.00%, 9/24/2018	2,000,000	2,000,000	1,948,340	0.77
Flexera Software, Inc., Term Loan* L+ 3.75%, 1.25% L Floor, 3/13/2019	5,486,250	5,460,196	5,493,108	2.18
Global Traffic Technologies, LLC, Term Loan A* L+ 5.25%, 1.25% L Floor, 6/30/2015	5,190,787	5,128,170	5,138,879	2.04
Global Traffic Technologies, LLC, Term Loan B* L+ 5.25%, 1.25% L Floor, 6/30/2015	3,560,206	3,528,334	3,524,604	1.40
NAP Asset Holdings Ltd., Canadian Term Loan* L+ 7.00%, 1.00% L Floor, 3/22/2018	2,943,281	2,915,152	2,913,848	1.15
NAP Asset Holdings Ltd., Term Loan* L+ 7.00%, 1.00% L Floor, 3/22/2018	6,587,342	6,524,389	6,521,469	2.58
RRHC Acquisition, Inc. (Randall Reilly), Term Loan* L+ 7.50%, 2/28/2014	10,557,648	10,557,648	10,557,648	4.18
Sprint Industrial Holdings, LLC, Term Loan L+ 5.75%, 1.25% L Floor, 5/14/2019	6,000,000	5,941,421	6,015,000	2.38
TriNet HR Corporation, Term Loan B* L+ 5.25%, 1.25% L Floor, 10/24/2018	498,748	498,743	497,501	0.20
United States Infrastructure Corporation, Term Loan* L+ 4.25%, 1.25% L Floor, 7/29/2017	1,884,910	1,884,910	1,883,345	0.75
Vision Solutions, Inc., Term Loan (First Lien)* L+ 4.50%, 1.50% L Floor, 7/23/2016	5,331,261	5,301,899	5,304,604	2.10
Total Miscellaneous Services		65,964,652	66,285,966	26.26
National Security
Scitor Corporation, Term Loan* L+ 3.50%, 1.50% L Floor, 2/15/2017	6,639,773	6,630,560	6,440,580	2.56
Sirius Computer Solutions (SCS Holdings I Inc.), Term Loan* L+ 5.75%, 1.25% L Floor, 12/7/2018	3,500,000	3,468,392	3,543,750	1.40
Six3 Systems, Inc., Term Loan* L+ 5.75%, 1.25% L Floor, 10/4/2019	4,975,000	4,930,622	5,024,750	1.99
Total National Security		15,029,574	15,009,080	5.95
Oil & Gas
Anchor Drilling Fluids USA, Inc., Term Loan B L+ 8.25% Cash, L+1.00% PIK, 2.00% L Floor, 3/5/2014	12,463,732	12,480,838	12,463,732	4.94
Varel International Energy Funding Corp., Term Loan* L+ 7.75%, 1.50% L Floor, 7/17/2017	7,880,000	7,738,753	8,037,600	3.18
Total Oil & Gas		20,219,591	20,501,332	8.12

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2013 (unaudited)

Security Description, June 30, 2013	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Bank Loans (continued)
Printing & Publishing
Cengage Learning, Inc., Tranche B (Extended)*(1) 0.00%**, 7/5/2017	5,934,450	$5,934,450	$4,311,378	1.70%
Penn Foster, Inc., Term Loan* Base Rate+ 5.00%**, 3/31/2015	1,170,926	1,170,926	1,030,415	0.41
Playboy Enterprises, Inc., Term Loan* L+ 6.00%, 1.25% L Floor, 3/6/2017	7,590,910	7,544,070	7,590,910	3.01
Total Printing & Publishing		14,649,446	12,932,703	5.12
Restaurants
BMP/Pennant Holdings, LLC, Term Loan A* L+5.00% Cash, L+1.00% PIK, 6/27/2014	2,849,684	2,689,744	2,564,716	1.02
BMP/Pennant Holdings, LLC, Term Loan B L+6.00% Cash, L+6.00% PIK, 6/27/2014	638,049	604,051	319,025	0.12
Total Restaurants		3,293,795	2,883,741	1.14
Specialty Services
SI Organization, Inc. (The), New Tranche B Term Loan* L+ 4.25%, 1.25% L Floor, 11/22/2016	3,900,225	3,887,748	3,783,218	1.50
Total Specialty Services		3,887,748	3,783,218	1.50
Textile Products
Universal Fiber Systems, LLC, Term Loan* L+ 5.75%, 1.75% L Floor, 6/26/2015	4,125,000	4,106,689	4,125,000	1.64
Total Textile Products		4,106,689	4,125,000	1.64
Transportation Services
Delta Air Lines, Inc., Term Loan* L+ 3.25%, 1.00% L Floor, 4/20/2017	4,912,500	4,912,500	4,926,304	1.95
Exel Direct Inc., Term Loan* L+ 11.00%, 1.00% L Floor, 5/31/2018	11,500,000	11,273,905	11,273,779	4.47
Fleetgistics Holdings, Inc., Term Loan* L+ 5.88%, 2.00% L Floor, 3/23/2015	1,879,588	1,881,508	1,748,017	0.69
State Class Tankers II LLC, Term Loan L+ 5.50%, 1.25% L Floor, 6/20/2020	5,000,000	5,000,113	4,962,500	1.97
Lineage Logistics, LLC, Term Loan* L+ 3.50%, 1.00% L Floor, 4/26/2019	1,000,000	995,153	995,420	0.39
Raymond Express International, LLC, Term Loan* L+ 7.75%, 1.75% L Floor, 2/28/2018	4,570,893	4,527,260	4,527,234	1.79
Stafford Logistics, Inc., Term Loan* L+ 5.50%, 1.25% L Floor, 6/26/2019	3,853,064	3,814,586	3,824,166	1.52
Ozburn-Hessey Holding Company LLC, Term Loan B* L+ 5.50%, 1.25% L Floor, 5/23/2019	6,500,000	6,436,157	6,443,125	2.55
Total Transportation Services		38,841,182	38,700,545	15.33
Wholesale Durable Goods
Howard Berger Co. LLC, Term A Loan* L+ 5.75%, 1.25% L Floor, 8/3/2017	1,885,483	1,862,369	1,873,699	0.75
Total Wholesale Durable Goods		1,862,369	1,873,699	0.75
Total Bank Loans		$414,572,257	$406,511,162	161.07%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2013 (unaudited)

Security Description, June 30, 2013	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Financial Assets
Consumer Finance Services GLC Trust 2013-2(2)	5,002,748	$5,002,748	$5,002,748	1.98%
Total Consumer Finance Services		5,002,748	5,002,748	1.98
Total Financial Assets		$5,002,748	$5,002,748	1.98%
Total Non-Control/Non-Affiliate Investments		$424,796,032	418,466,677	165.80%
Unfunded Obligations
Health Services
Ellman International, Inc., Revolver 0.50%, 2/28/2014	397,109	$(6,001)	$(7,942)	—%
Total Health Services		(6,001)	(7,942)	—
Miscellaneous Manufacturing
Valterra Products Holdings, LLC, Revolver 0.50%, 5/31/2018	1,588,437	(31,229)	(31,247)	(0.01)
Total Miscellaneous Manufacturing		(31,229)	(31,247)	(0.01)
Miscellaneous Services
Global Traffic Technologies, LLC, Revolver 0.50%, 6/30/2015	1,458,439	(13,056)	(14,584)	(0.01)
Total Miscellaneous Services		(13,056)	(14,584)	(0.01)
Printing & Publishing
Penton Media, Inc., Revolver 0.50%, 8/1/2014	6,453,026	(177,077)	(338,796)	(0.13)
Total Printing & Publishing		(177,077)	(338,796)	(0.13)
Transportation Services
Raymond Express International, LLC, Revolver 0.50%, 2/28/2018	537,752	(5,133)	(5,303)	—
Total Transportation Services		(5,133)	(5,303)	—
Total Unfunded Obligations		$(232,496)	$(397,872)	(0.16)%
Total Investments – United States		$424,563,536	$418,068,805	165.65%

*	Denotes that all or a portion of the loan secures the loans under the Credit Facility (see Note 7).
**	Reference to an alternate base rate is commonly based on the Federal Funds Rate or the Prime Rate.
(1)	Investment currently placed on non-accrual status. The contractual default interest rate as of June 30, 2013 was 8.25% (Base Rate + 5.00%) for Einstruction Corp., 15.00% for Provo Craft & Novelty, Inc. and 5.77% (LIBOR + 5.50%) for Cengage Learning, Inc.
(2)	GLC Trust 2013-2 includes 489 small balance consumer loans with an average par of $10,231, weighted average adjusted rate of 10.4% and a weighted average maturity of 9/13/2017. As of June 30, 2013, the Company had an outstanding commitment to purchase an additional $119,000 of loans.

All debt and preferred equity investments were income producing as of June 30, 2013 except as noted above. Common equity investments are non-income producing unless otherwise noted.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2012

Security Description, December 31, 2012	Par/Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments – United States
Common Equity
Food Stores – Retail
Next Generation Vending, LLC, Class A-2 Units	496,979	$496,979	$—	—%
Total Food Stores – Retail		496,979	—	—
Miscellaneous Retail
Provo Craft Holdings, LLC, Common	1,450	—	100	—
Total Miscellaneous Retail		—	100	—
Transportation Services
EZE Trucking, LLC, Common	2,545	254,500	254,500	0.15
Total Transportation Services		254,500	254,500	0.15
Total Common Equity		$751,479	$254,600	0.15%
Bank Loans
Apparel Products
Totes Isotoner Corporation, Delayed Draw Term Loan* Libor (“L”)+ 5.75%, 1.50% L Floor, 7/7/2017	443,168	$443,168	$443,168	0.26%
Totes Isotoner Corporation, Initial Term Loan (First Lien)* L+ 5.75%, 1.50% L Floor, 7/7/2017	4,274,032	4,209,699	4,274,032	2.46
Total Apparel Products		4,652,867	4,717,200	2.72
Automotive
BBB Industries LLC, Term Loan (First Lien)* L+ 4.50%, 2.00% L Floor, 6/29/2013	5,134,969	5,096,067	5,032,269	2.90
Holley Performance Products Inc., Term Loan* Base Rate+ 6.00%**, 11/30/2017	10,000,000	9,875,000	9,875,000	5.68
Total Automotive		14,971,067	14,907,269	8.58
Business Finance Services
Ocwen Financial Corporation, Initial Term Loan* L+ 5.50%, 1.50% L Floor, 9/1/2016	2,000,772	1,975,466	2,005,774	1.15
Total Business Finance Services		1,975,466	2,005,774	1.15
Chemicals
Arclin US Holdings Inc., Second Lien Term Loan* L+ 6.00%, 1.75% L Floor, 1/15/2015	2,625,596	2,559,288	2,625,596	1.50
Porex Corporation, US Term Loan A* L+ 5.25%, 1.50% L Floor, 3/31/2015	3,444,922	3,425,559	3,410,474	1.98
Total Chemicals		5,984,847	6,036,070	3.48

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2012

Security Description, December 31, 2012	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Bank Loans (continued)
Communications
Aspect Software, Inc., Tranche B Term Loan* L+ 5.25%, 1.75% L Floor, 5/7/2016	4,968,421	$4,976,199	$4,993,263	2.88%
ConvergeOne Holdings Corp, Term A Loan* L+ 7.00%, 1.50% L Floor, 6/8/2017	8,287,500	8,177,212	8,163,188	4.70
Einstruction Corp., Initial Term Loan*(1) 0.00%**, 7/2/2013	3,000,730	2,802,938	462,112	0.27
TeleGuam Holdings, LLC, Term Loan (First Lien)* L+ 4.00%, 1.50% L Floor, 6/9/2016	3,663,770	3,651,197	3,604,417	2.07
U.S. Telepacific Corp., Term Loan* L+ 4.50%, 1.25% L Floor, 2/23/2017	2,952,912	2,949,328	2,910,390	1.67
Total Communications		22,556,874	20,133,370	11.59
Crop Agriculture
Earthbound Holdings III, LLC, Term Loan* L+ 4.25%, 1.50% L Floor, 12/21/2016	2,940,018	2,910,705	2,938,254	1.69
Total Crop Agriculture		2,910,705	2,938,254	1.69
Educational Services
Educate, Inc., Term Loan* L+ 7.00%, 1.50% L Floor, 6/16/2014	1,819,789	1,808,588	1,819,789	1.05
Total Educational Services		1,808,588	1,819,789	1.05
Electrical Equipment
Roberts-Gordon LLC, Term Loan* L+ 10.00%, 2.00% L Floor, 4/20/2016	7,665,501	7,564,301	7,665,501	4.40
Syncsort Incorporated, Term Loan* L+ 5.50%, 2.00% L Floor, 3/31/2015	3,569,105	3,531,342	3,426,341	1.99
Total Electrical Equipment		11,095,643	11,091,842	6.39
Food Stores – Retail
Apple & Eve, LLC, Term Loan* L+ 12.50%, 1.25% L Floor, 12/11/2017	10,000,000	9,901,095	9,901,199	5.70
Fairway Group Acquisition Company, Term Loan L+ 6.75%, 1.50% L Floor, 8/17/2018	6,982,500	6,908,884	7,030,679	4.05
Next Generation Vending, LLC, Priority Revolving Loan L+ 10.00%, 1.50% L Floor, 6/28/2013	2,000,000	2,000,000	2,000,000	1.15
Next Generation Vending, LLC, Revolver L+ 10.00%, 1.50% L Floor, 8/4/2016	1,607,143	1,583,997	964,286	0.56
Next Generation Vending, LLC, Term Loan L+ 10.00%, 1.50% L Floor, 8/4/2016	11,400,000	11,235,820	6,840,000	3.94
Sqwincher Corporation, Term Loan* L+ 10.00%, 1.50% L Floor, 8/3/2016	7,900,000	7,793,666	7,793,438	4.48
Total Food Stores – Retail		39,423,462	34,529,602	19.88

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2012

Security Description, December 31, 2012	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Bank Loans (continued)
Health Services
AccentCare, Inc., Term Loan L+ 5.00%, 1.50% L Floor, 12/22/2016	1,510,833	$1,505,679	$944,271	0.54%
eResearchTechnology, Inc., Term Loan* L+ 6.50%, 1.50% L Floor, 5/2/2018	5,985,000	5,766,364	5,910,188	3.40
Virtual Radiologic Corporation, Term Loan B* Base Rate+ 4.50%**, 12/22/2016	4,925,000	4,889,877	4,186,250	2.41
Total Health Services		12,161,920	11,040,709	6.35
Insurance Agents
Worley Claims Services, LLC, Term Loan* L+ 11.00%, 1.50% L Floor, 7/6/2017	7,891,200	7,748,761	7,748,761	4.46
Total Insurance Agents		7,748,761	7,748,761	4.46
Metal Mining
Metal Services LLC (Phoenix), Term Loan* L+ 6.50%, 1.25% L Floor, 6/30/2017	3,000,000	2,941,182	3,015,000	1.74
Total Metal Mining		2,941,182	3,015,000	1.74
Miscellaneous Manufacturing
Alpha Packaging Holdings, Inc., Tranche B Term Loan* L+ 5.00%, 1.75% L Floor, 9/17/2016	3,176,875	3,114,921	3,018,031	1.74
Arctic Glacier USA, Inc., Term Loan* L+ 7.00%, 1.50% L Floor, 7/27/2018	4,737,500	4,606,039	4,761,188	2.74
GSE Environmental, Inc., Term Loan (First Lien)* L+ 5.50%, 1.50% L Floor, 5/27/2016	3,932,457	3,905,718	3,883,302	2.24
Kranos Acquisition Corp., Term Loan* L+ 13.00%, 1.00% L Floor, 6/15/2017	10,000,000	9,910,898	9,910,898	5.70
Total Miscellaneous Manufacturing		21,537,576	21,573,419	12.42
Miscellaneous Retail
Provo Craft & Novelty, Inc., Term Loan L+ 7.00%, 1.50% L Floor, 3/22/2016	3,975,957	3,883,751	623,032	0.36
PSP Group, LLC, Term Loan* L+ 4.75%, 1.50% L Floor, 9/13/2016	4,460,206	4,416,761	4,415,604	2.54
Total Miscellaneous Retail		8,300,512	5,038,636	2.90

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2012

Security Description, December 31, 2012	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Bank Loans (continued)
Miscellaneous Services
Ascensus, Inc., Initial Term Loan* L+ 6.75%, 1.25% L Floor, 12/21/2018	4,000,000	$3,920,401	$3,940,000	2.27%
Centiv Holding Company, Term Loan* 14.50%, 9/6/2016	7,800,000	7,640,562	7,640,562	4.40
First Data Corporation, Non-Extended B-2 Term Loan* L+ 2.75%, 9/24/2014	88,744	84,316	88,620	0.05
First Data Corporation, Non-Extended B-3 Term Loan* L+ 2.75%, 9/24/2014	288,419	274,029	288,015	0.17
First Data Corporation, 2018B Term Loan* L+ 5.00%, 9/24/2018	2,000,000	1,966,733	1,960,400	1.13
Global Traffic Technologies, LLC, Term Loan A* L+ 6.00%, 2.00% L Floor, 6/28/2014	6,439,794	6,353,158	6,351,247	3.66
Global Traffic Technologies, LLC, Term Loan B* L+ 6.00%, 2.00% L Floor, 6/28/2014	3,560,206	3,532,364	3,511,253	2.02
Transfirst Holdings, Inc., Term B Loan (First Lien)* L+ 5.00%, 1.25% L Floor, 12/27/2017	2,000,000	1,980,120	1,966,600	1.13
United States Infrastructure Corporation, Term Loan* L+ 4.25%, 1.25% L Floor, 7/29/2017	1,924,066	1,924,066	1,924,066	1.11
Vision Solutions, Inc., Term Loan (First Lien)* L+ 4.50%, 1.50% L Floor, 7/23/2016	5,530,425	5,496,311	5,496,136	3.16
Total Miscellaneous Services		33,172,060	33,166,899	19.10
National Security
Scitor Corporation, Term Loan* L+ 3.50%, 1.50% L Floor, 2/15/2017	4,639,773	4,624,144	4,620,750	2.67
Sirius Computer Solutions (SCS Holdings I Inc.), Term Loan* Base Rate+ 4.75%**, 12/7/2018	3,923,077	3,884,399	3,947,792	2.27
Six3 Systems, Inc., Term Loan* L+ 5.75%, 1.25% L Floor, 10/4/2019	5,000,000	4,951,839	4,975,000	2.86
Total National Security		13,460,382	13,543,542	7.80
Printing & Publishing
Cengage Learning, Inc., Tranche B (Extended)* L+ 5.50%, 7/5/2017	5,965,926	5,965,926	4,706,519	2.71
Education Holdings 1, Inc., Term Loan* L+ 5.50%, 1.50% L Floor, 12/7/2014	1,187,789	1,176,110	1,069,010	0.62
Total Printing & Publishing		7,142,036	5,775,529	3.33
Restaurants
BMP/Pennant Holdings, LLC, Term Loan A* L+5.00% Cash, L+1.00% PIK, 6/27/2014	2,858,549	2,617,221	2,515,562	1.45
BMP/Pennant Holdings, LLC, Term Loan B L+6.00% Cash, L+6.00% PIK, 6/27/2014	639,847	555,029	292,410	0.17
Total Restaurants		3,172,250	2,807,972	1.62

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2012

Security Description, December 31, 2012	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Bank Loans (continued)
Specialty Services
SI Organization, Inc. (The), New Tranche B Term Loan* L+ 3.25%, 1.25% L Floor, 11/22/2016	3,920,000	$3,905,620	$3,890,600	2.24%
Total Specialty Services		3,905,620	3,890,600	2.24
Textile Products
Universal Fiber Systems, LLC, Term Loan* L+ 5.75%, 1.75% L Floor, 6/26/2015	4,375,000	4,350,724	4,287,500	2.47
Total Textile Products		4,350,724	4,287,500	2.47
Transportation Services
Fleetgistics Holdings, Inc., Term Loan* L+ 5.88%, 2.00% L Floor, 3/23/2015	2,025,665	2,028,332	1,863,612	1.07
Ozburn-Hessey Holding Company LLC, Term Loan* L+ 6.25%, 2.00% L Floor, 4/8/2016	6,231,471	5,950,713	6,169,156	3.55
Total Transportation Services		7,979,045	8,032,768	4.62
Wholesale Durable Goods
Howard Berger Co. LLC, Term A Loan* L+ 5.75%, 1.25% L Floor, 8/3/2017	1,990,000	1,962,632	1,985,020	1.14
Total Wholesale Durable Goods		1,962,632	1,985,020	1.14
Total Bank Loans		$233,214,219	$220,085,525	126.72%
Total Non-Control/Non-Affiliate Investments		$233,965,698	$220,340,125	126.87%
Unfunded Obligations
Miscellaneous Services
Global Traffic Technologies, LLC, Revolver* 1.00%, 6/28/2014	1,458,439	$(19,623)	$(20,054)	(0.01)%
Total Miscellaneous Services		(19,623)	(20,054)	(0.01)
Food Stores – Retail
Next Generation Vending, LLC, Revolver 1.00%, 8/4/2016	535,714	(7,715)	(214,286)	(0.12)
Total Food Stores – Retail		(7,715)	(214,286)	(0.12)
Total Unfunded Obligations		$(27,338)	$(234,340)	(0.13)%
Total Investments – United States		$233,938,360	$220,105,785	126.74%

*	Denotes that all or a portion of the loan secures the loans under the Credit Facility (see Note 7).
**	Reference to an alternate base rate is commonly based on the Federal Funds Rate or the Prime Rate.
(1)	Investment currently in default and placed on non-accrual status. The contractual default interest rate as of December 31, 2012 was 8.25% (Base Rate + 5.00%).

All debt investments were income producing as of December 31, 2012 except as noted above. Common equity investments are non-income producing unless otherwise noted.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

For the three and six months ended June 30, 2013 and June 30, 2012

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Investment income
Interest	$7,611,496	$5,910,861	$13,084,589	$12,635,501
Total investment income	7,611,496	5,910,861	13,084,589	12,635,501
Expenses
Interest	1,619,182	1,524,658	3,002,756	3,573,122
Loss on refinancing of senior secured notes (see Note 7)	—	3,352,725	—	3,352,725
Management fees	1,513,959	546,834	2,545,330	1,008,512
Incentive fees	117,036	—	117,036	—
Professional fees	351,057	215,572	608,371	457,496
Directors' fees	95,524	73,967	168,680	147,935
Administrator expenses	220,184	50,127	370,023	99,970
Other expenses	278,708	96,362	390,775	197,308
Total expenses	4,195,650	5,860,245	7,202,971	8,837,068
Base management fees waived	(1,513,959)	—	(1,952,579)	—
Incentive fees waived	(117,036)	—	(117,036)	—
Directors' fees waived	—	—	(34,426)	—
Administrator expenses waived	—	—	(101,197)	—
Net expenses	2,564,655	5,860,245	4,997,733	8,837,068
Net investment income	5,046,841	50,616	8,086,856	3,798,433
Realized and unrealized gain/(loss) on investments
Net realized gain/(loss) from investments	585,179	1,478,254	(5,351,238)	1,878,118
Net change in unrealized appreciation/(depreciation) on investments	1,165,177	(3,996,439)	7,337,844	(478,033)
Net realized and unrealized gain/(loss) on investments	1,750,356	(2,518,185)	1,986,606	1,400,085
Net increase in net assets resulting from operations	$6,797,197	$(2,467,569)	$10,073,462	$5,198,518
Net investment income per common share/members' capital per unit(1)	$0.30	$0.00	$0.59	$0.36
Basic earnings per common share/members' capital per unit(1)	$0.41	$(0.24)	$0.74	$0.50
Basic weighted average common shares/members' capital units outstanding(1)	16,689,985	10,498,544	13,611,368	10,498,544
Dividends and distributions declared per common share/members' capital per unit(2)	$0.35	$—	$1.34	$—

(1)	Adjusted for Reverse Stock Split. See Note 1.
(2)	Calculated using basic weighted average common shares/members’ capital units outstanding.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets/Members’ Capital (unaudited)

For the six months ended June 30, 2013 and June 30, 2012

	June 30, 2013	June 30, 2012
Increase in net assets/members' capital from operations:
Net investment income	$8,086,856	$3,798,433
Net realized gain/(loss) from investments	(5,351,238)	1,878,118
Net change in unrealized appreciation/(depreciation) on investments	7,337,844	(478,033)
Net increase in net assets/members' capital from operations:	10,073,462	5,198,518
Dividends and distributions to stockholders:
Return of capital	(247,260)	—
Distributions in kind(1)	(9,991,329)	—
Cash distributions	(8,018,313)	—
Total dividends and distributions to stockholders	(18,256,902)	—
Common Share transactions
Issuance of common stock, net of underwriting costs	87,463,519	—
Offering costs	(564,140)	—
Net increase in net assets/members' capital from common share transactions:	86,899,379	—
Total increase/(decrease) in net assets/members' capital	78,715,939	5,198,518
Net assets/members' capital at beginning of period	173,669,492	171,072,005
Net assets/members' capital at end of period	$252,385,431	$176,270,523
Net asset value per common share/members' capital per unit	$15.06	$16.79
Common shares/members' capital outstanding at end of period(2)	16,758,779	10,498,544

(1)	Distributions-in-kind were made to only these investors which held shares of the Company’s common stock prior to the IPO.
(2)	Adjusted for Reverse Stock Split. See Note 1.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

For the six months ended June 30, 2013 and June 30, 2012

	June 30, 2013	June 30, 2012
Cash flows from operating activities
Net income	$10,073,462	$5,198,518
Adjustments to reconcile net income to net cash used in operating activities:
Net accretion of discounts on investments	(708,449)	(1,228,465)
Net realized (gain)/loss from investments	5,351,238	(1,878,118)
Amortization of discount on senior secured notes payable	—	67,494
Loss on refinancing of senior secured notes	—	3,352,725
Amortization of deferred debt issuance costs	404,348	476,335
Net change in unrealized (appreciation)/depreciation on investments	(7,337,844)	478,033
Purchases of investments	(282,504,971)	(41,665,558)
Paydowns of investments	70,809,677	93,134,589
Sales of investments	6,837,329	22,389,825
Changes in operating assets and liabilities:
Decrease (increase) in cash and cash equivalents, restricted	57,233,459	(22,359,392)
Increase in due from counterparties	(5,140,159)	(5,458,251)
(Increase) decrease in accrued interest receivable	(758,387)	442,862
Decrease (increase) in deferred offering costs	—	(257,873)
(Increase) decrease in other assets	(484,077)	10,417
Increase in due to counterparties	7,635,077	5,760,000
Increase (decrease) in payables to affiliates	128,300	(150,661)
Increase (decrease) in interest payable on notes payable	204,348	(292,452)
Increase in accrued expenses and other payables	82,213	47,724
Net cash (used in) provided by operating activities	(138,174,436)	58,067,752
Cash flows from financing activities
Capital contributions	87,463,519	—
Distributions	(8,265,573)	—
Offering costs	(564,140)	—
Deferred debt issuance costs	(460,169)	(3,199,375)
Repayment of senior secured notes payable	—	(219,500,000)
Proceeds from borrowing on revolving loan	50,000,000	125,000,000
Net cash provided by (used in) financing activities	128,173,637	(97,699,375)
Net (decrease) increase in cash and cash equivalents	(10,000,799)	(39,631,623)
Cash and cash equivalents at beginning of period	21,680,791	47,927,874
Cash and cash equivalents at end of period	$11,679,992	$8,296,251
Supplemental disclosure of cash flow information
Cash paid for interest expense	$2,394,107	$3,321,850

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

1. Organization

Garrison Capital Inc. (“GARS” and, collectively with its subsidiaries, the “Company”, “we” or “our”) is a Delaware corporation and is an externally managed, closed-end, non-diversified management investment company. GARS has filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, GARS intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for the period beginning October 9, 2012 and ended March 31, 2013.

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

GARS priced its initial public offering (“IPO”) on March 26, 2013, which closed on April 2, 2013, selling 6,133,334 shares, including 800,000 shares issued pursuant to the underwriters’ over-allotment option, at a public offering price of $15.00 per share. Concurrent with the closing of the IPO, the Company’s directors, officers, employees and an affiliate of Garrison Capital Advisers LLC, a Delaware limited liability company (the “Investment Adviser”), purchased an additional 126,901 shares through a private placement transaction (the “Concurrent Private Placement”) exempt from registration under the Securities Act of 1933, as amended, at a price of $15.00 per share.

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

On December 31, 2010, Garrison Capital LLC acquired Garrison Capital CLO Ltd., a Cayman Islands exempted company (“Garrison Capital CLO”), which was created on September 20, 2010 and initially capitalized on December 31, 2010. This entity was a wholly-owned consolidated subsidiary of GARS created for the purpose of acquiring and holding an investment in Garrison Funding 2010-1 LLC (“GF 2010-1”). Garrison Capital CLO was dissolved on April 8, 2013 pursuant to a Certificate of Dissolution received from the Registrar of Companies in the Cayman Islands on January 7, 2013. GF 2010-1 was dissolved on June 6, 2013 pursuant to a Certificate of Cancellation from the State of Delaware.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

1. Organization  – (continued)

On April 25, 2011, Garrison Capital Equity Holdings LLC was formed for the purpose of holding minority equity investments in middle-market companies. Garrison Capital Equity Holdings LLC is 100% owned by GARS.

On April 19, 2012, Garrison Capital LLC formed Garrison Capital Funding 2012-1 Manager LLC, a Delaware limited liability company (“GF 2012-1 Manager”). This entity is a wholly-owned consolidated subsidiary of GARS created for the purpose of acquiring and holding an investment in Garrison Capital Funding 2012-1 LLC, a Delaware limited liability company (“GF 2012-1”). GF 2012-1 Manager owns 100% of the limited liability company interests of GF 2012-1, serves as collateral manager to GF 2012-1, and has entered into a sub-collateral management agreement with the Investment Adviser.

On April 19, 2012, Garrison Capital LLC formed GF 2012-1 LLC for the purpose of acquiring or participating in U.S. dollar-denominated senior secured or second lien corporate loans and to acquire up to $150 million in financing.

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

On May 17, 2013, GARS formed GLC Trust 2013-2, a Delaware statutory trust (“GLC Trust 2013-2”). This entity is a wholly-owned subsidiary of GARS created for the purpose of investing in small balance consumer loans.

American Stock Transfer & Trust Company, LLC (“AST”) serves as our transfer and dividend paying agent and registrar.

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

2. Significant Accounting Policies

Basis of Presentation

GARS entered into an investment advisory agreement with the Investment Adviser, which was effective as of October 9, 2012 and subsequently amended and restated on March 26, 2013 (the “Investment Advisory Agreement”). The Investment Adviser is responsible for sourcing potential investments, conducting research and diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

2. Significant Accounting Policies  – (continued)

Basis of Presentation – (continued)

our investments and monitoring our investments and portfolio companies on an ongoing basis subject to the supervision of the Board. The Investment Adviser was organized in November 2010 and is a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Investment Adviser is an affiliate of Garrison Investment Group LP (the “Investment Manager”). The Investment Manager is also the investment manager of various stockholders of the Company.

Basis for Consolidation

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

Garrison Capital Equity Holdings LLC and GLC Trust 2013-2 are 100% owned investment companies. As such, GARS has consolidated the accounts of these entities into these financial statements.

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

As of June 30, 2013 and December 31, 2012, all of the Company’s investments were Non-Control/Non-Affiliate investments.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

2. Significant Accounting Policies  – (continued)

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

Cash and Cash Equivalents

The Company defines cash equivalents as highly liquid financial instruments with original maturities of three months or less including those held in overnight sweep bank deposit accounts. At June 30, 2013 and December 31, 2012, cash held in designated bank accounts with its custodian was $6,502,938 and $21,669,437, respectively. At June 30, 2013 and December 31, 2012, cash held in designated bank accounts with other major financial institutions was $5,177,054 and $11,354, respectively.

Cash and Cash Equivalents, restricted

Cash and cash equivalents, restricted at June 30, 2013 and December 31, 2012 included cash of $12,668,677 and $69,902,136, respectively, held by GF 2012-1 in designated bank accounts with its custodian. GF 2012-1 is required to use a portion of these amounts to pay interest expense, reduce borrowings at the end of the investment period and to pay other amounts in accordance with the terms of the credit agreement of the Credit Facility. Funds held by GF 2012-1 are not available for general use by the Company.

There were no cash equivalents, restricted held as of June 30, 2013 and December 31, 2012.

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

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected.

The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of June 30, 2013 and December 31, 2012, the Company had three investments that were placed on non-accrual status.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

2. Significant Accounting Policies  – (continued)

Investment Transactions and Related Investment Income and Expense – (continued)

Any original issue discounts, as well as any other purchase discounts or premiums on debt investments, are accreted or amortized and included in interest income, over the maturity periods of the investments. If a loan is placed on non-accrual status, the Investment Adviser will cease recognizing amortization of purchase discount until all principal and interest is current through payment or until a restructuring occurs, such that the income is deemed to be collectible.

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

Amendment fees are paid in connection with loan amendments and waivers and are recognized upon completion of the amendments or waivers, generally when such fees are receivable. Any such fees are included in interest income on the consolidated statements of operations. For the three months ended June 30, 2013 and June 30, 2012, other income in the amount of $92,289 and $12,695, respectively, was included in interest income. For the six months ended June 30, 2013 and June 30, 2012, other income in the amount of $116,356 and $270,375, respectively, was included in interest income.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

2. Significant Accounting Policies  – (continued)

Valuation of Investments – (continued)

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

With respect to investments for which market quotations are not readily available, our Board will undertake a multi-step valuation process each quarter, as described below:

•	The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by investment professionals of the Investment Adviser responsible for credit monitoring.
•	Preliminary valuation conclusions are then documented and discussed with our senior management and the Investment Adviser.
•	The audit committee of the Board reviews these preliminary valuations.
•	At least once annually, the valuation for each portfolio investment that does not have a readily available quotation is reviewed by an independent valuation firm, subject to the de minimis exception described above.
•	The Board discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith.

Net assets/Members’ capital could be materially affected if the determinations regarding the fair value of the investments were materially higher or lower than the values that are ultimately realized upon the disposal of such investments.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

2. Significant Accounting Policies  – (continued)

Offering Costs

Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of the IPO as discussed in Note 1 and are charged against proceeds from the offering when received. Total offering costs of $564,140 were charged against proceeds for the six months ended June 30, 2013.

The Company previously expensed $1,676,117 of costs related to its delayed offering in 2012. Of those costs, $0 and $317,976 were included in accrued expenses and other payables as of June 30, 2013 and December 31, 2012, respectively.

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

Earnings and net asset value per share

The earnings per share, net asset value per share and average shares outstanding calculations for the six months ended June 30, 2012 are based on the assumption that the number of shares issued on the date of the Conversion (10,498,544 shares of common stock) had been issued on January 1, 2012, as adjusted for the Reverse Stock Split.

Income Taxes

Prior to the Conversion, Garrison Capital LLC was treated as a partnership for U.S. federal, state and local income tax purposes and, therefore, no provision has been made in the accompanying consolidated financial statements for federal, state or local income taxes. In accordance with the partnership tax law requirements, each partner would include their respective components of Garrison Capital LLC’s taxable profits or losses, as shown on their Schedule K-1s in their respective tax or information returns. GF 2012-1, GF 2012-1 Manager and Garrison Capital Equity Holdings LLC are disregarded entities for tax purposes prior to and post Conversion. GLC Trust 2013-2 is a grantor trust for U.S. taxable income purposes, whereby the income reverts to the beneficiary.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

2. Significant Accounting Policies  – (continued)

Income Taxes – (continued)

As discussed in Note 1, for tax purposes, GARS intends to elect to be treated as a RIC under Subchapter M of the Code, for the period from the date of the Conversion, beginning October 9, 2012, and for future taxable years. Such election will be made upon the filing of the Company’s first tax return for the above-mentioned period. Accordingly, no provision for federal income tax has been made in the financial statements for the six months ended June 30, 2013. GARS has made certain reclassification adjustments with respect to permanent differences between book and tax in the component of net assets on the statement of financial condition discussed below.

GARS intends to comply with all RIC qualification provisions contained in the Code including certain source-of-income and asset diversification requirements as well as distribution requirements to our stockholders equal to at least 90% of “investment company taxable income”. “Investment company taxable income” is generally defined as net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses. As a RIC, GARS will generally not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that it distributes to its stockholders in a timely manner. However, GARS will be subject to U.S. federal income taxes at regular corporate tax rates on any net ordinary income or net capital gain not distributed to its stockholders assuming at least 90% of its investment company taxable income is distributed.

GARS may choose to retain its net capital gains or any investment company taxable income, and pay the associated U.S. federal corporate income tax, including a 4% nondeductible U.S. federal excise tax. GARS expects to make sufficient distributions to avoid being subject to any U.S. federal excise tax.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with U.S. GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent differences have no impact on net assets. The below were reclassifications made due to permanent differences for the tax year ended March 31, 2013:

Accumulated Net Investment Income/(Loss)	$10,117,837
Paid-In Capital	$(15,968,373)
Accumulated Net Realized Gain/(Loss) on Investment	$5,850,536

The permanent book-to-tax differences arose primarily due to return of capital distributions and the Distribution-in-Kind.

The following table reconciles net decrease in net assets resulting from operations to taxable income from the date of Conversion, October 9, 2012, to tax year ended March 31, 2013:

Net increase in net assets resulting from operations	$(1,444,744)
Net change in unrealized appreciation on investments	(355,361)
Permanent book-to-tax differences	5,729,784
Temporary book-to-tax differences	—
Taxable income before deductions for distribution	$3,929,679

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

2. Significant Accounting Policies  – (continued)

Income Taxes – (continued)

The tax character of distributions paid during the tax period from October 9, 2012 to March 31, 2013 was as follows:

Ordinary	$3,929,679
Long-term Capital Gain	—
Return of Capital	10,238,589
Total	$14,168,268

As of March 31, 2013, the federal income tax basis of investments was $286,579,737 resulting in net unrealized losses of $(7,659,908).

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of June 30, 2013, and December 31, 2012. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed as of June 30, 2013 and December 31, 2012. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statement of operations.

On December 22, 2010, the Regulated Investment Company Modernization Act of 2010 (the “Modernization Act”) was enacted, and the provisions of the Modernization Act were effective for GARS for the period from October 9, 2012 to March 31, 2013. The Modernization Act is the first major piece of tax legislation affecting RICs since 1986 and it updates several of the federal income and excise tax provisions related to RICs.

New capital losses may now be carried forward indefinitely, and retain the character of the original loss. Under pre-enactment law, capital losses could be carried forward for eight years, and carried forward as short-term capital, irrespective of the character of the original loss. Additionally, any losses incurred for tax years beginning after the Modernization Act are required to be utilized prior to the losses incurred in pre-enactment tax years. However, this ordering rule will not impact GARS.

3. Investments

The Company’s investments include bank loans (both funded and unfunded, “Bank Loans”), preferred and minority equity investments (“Equity”) of diversified companies and financial asset pools which are held directly through a corporate trust (“Financial Assets”). Financial Assets include unsecured small balance consumer loans.

These financial instruments also may be purchased indirectly through an interest in a limited partnership or a limited liability company. Certain of the risks of investing in the financial instruments of a distressed borrower or a company are discussed herein.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

3. Investments  – (continued)

The Company may invest in assets for which the underlying borrower or companies are experiencing various forms of financial, operational, legal, and/or other distress or impairment, including companies involved in bankruptcy or other reorganization or liquidation proceedings, and those which might become involved in such proceedings. Through investing in these assets, the Company is exposed to credit risk relating to whether the borrower will meet its obligation to pay when it comes due until the investments are sold or mature. Any investment in a distressed company may involve special risks.

The Company’s transactions in Bank Loans are normally secured financings that are collateralized by physical assets and/or the enterprise value of the borrower. This collateral, and the Company’s rights to this collateral, are different depending on the specific transaction and are defined by the legal documents agreed to in the transaction.

The terms of the Bank Loans may require the Company to extend to a borrower additional credit or provide funding for any unfunded portion of such Bank Loans at the request of the borrower. This exposes the Company to potential liabilities that are not reflected on the consolidated statements of financial condition. As of June 30, 2013 and December 31, 2012, the Company had $10,434,763 and $1,994,153 of unfunded obligations with a fair value of $(397,872) and $(234,340), respectively. The negative fair value is the result of the unfunded commitment being valued below par.

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

The inputs are summarized in three broad levels listed below:

•	Level 1 — quoted unadjusted prices in active markets for identical investments as of the reporting date.
•	Level 2 — other significant observable inputs (including quoted prices for similar investments, interest rates, prepayments, credit risk, etc.)
•	Level 3 — significant unobservable inputs (including the reporting entity’s own assumptions about the assumptions market participants would use in determining the fair values of investments or indicative bid prices from unaffiliated market makers or independent third party pricing services).

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

4. Fair Value of Financial Instruments  – (continued)

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

For those investments valued using quotations, the bid price is generally used, unless the Company determines that it is not representative of an exit price. To the extent observable market data is available, such information may be the result of consensus pricing information or broker quotes. Due to the fact that the significant inputs used by the contributors of the consensus pricing source or the broker are unobservable and evidence with respect to trading levels is not available, any investments valued using indicative bid prices from unaffiliated market makers and independent third party pricing services have been classified within Level 3.

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

The following table summarizes the valuation of the Company’s investments measured at fair value based on the fair value hierarchy detailed above as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013
	Level 1	Level 2	Level 3	Total
Senior Secured	$—	$—	$392,128,667	$392,128,667
Second Lien	—	—	13,984,623	13,984,623
Preferred Equity Investments	—	—	4,453,182	4,453,182
Common Equity Investments	—	—	2,499,585	2,499,585
Financial Assets	—	—	5,002,748	5,002,748
	$—	$—	$418,068,805	$418,068,805

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Senior Secured	$—	$—	$217,225,589	$217,225,589
Second Lien	—	—	2,625,596	2,625,596
Common Equity Investments	—	—	254,600	254,600
	$—	$—	$220,105,785	$220,105,785

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

4. Fair Value of Financial Instruments  – (continued)

The net change in unrealized appreciation/(depreciation) for the six months ended June 30, 2013 and June 30, 2012 reported within the net change in unrealized appreciation/(depreciation) on investments in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets was $7,337,844 and $(478,033), respectively.

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the six months ended June 30, 2013:

	Six Months Ended June 30, 2013
	Senior Secured Investments	Second Lien Investments	Preferred Equity Investments	Common Equity Investments	Financial Assets	Total
Fair value, beginning of period	$217,225,589	$2,625,596	$—	$254,600	$—	$220,105,785
Transfers into Level 3(1)	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—
Total net realized and unrealized gain/(loss) on investments	317,285	(62,319)	1,731,608	32	—	1,986,606
Total net accretion of discounts on investments	689,853	18,596	—	—	—	708,449
Purchases/Issuances	261,119,447	11,416,249	2,721,574	2,244,953	5,002,748	282,504,971
Sales(2)	(16,427,329)	—	—	—	—	(16,427,329)
Paydowns	(70,796,178)	(13,499)	—	—	—	(70,809,677)
Fair value, end of period	$392,128,667	$13,984,623	$4,453,182	$2,499,585	$5,002,748	$418,068,805
Net change in unrealized appreciation/(depreciation) included in earnings related to investments still held at reporting date	$(331,068)	$(62,319)	$1,731,608	$—	$—	$1,338,221

(1)	Transfers into or out of Level 1, 2 or 3 are recognized at the reporting date. There were no transfers of investments between levels by the Company for the six months ended June 30, 2013.
(2)	Includes $9,991,329 Distribution-in-Kind.

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the six months ended June 30, 2012:

	Six Months ended June 30, 2012
	Senior Secured Investments	Second Lien Investments	Equity Investments	Total
Fair value, beginning of period	$315,424,066	$4,376,068	$978,491	$320,778,625
Transfers into Level 3(1)	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—
Total net realized and unrealized gain on investments	1,466,720	209,975	(276,610)	1,400,085
Total net accretion of discounts on investments	1,161,915	66,550	—	1,228,465
Purchases	41,665,558	—	—	41,665,558
Issuances	—	—	—	—
Sales	(22,389,825)	—	—	(22,389,825)
Paydowns	(91,121,090)	(2,013,499)	—	(93,134,589)
Fair value, end of period	$246,207,344	$2,639,094	$701,881	$249,548,319
Net change in unrealized appreciation included in earnings related to investments still held at reporting date	$(3,524,176)	$18,084	$(276,610)	$(3,782,700)

(1)	Transfers into or out of Level 1, 2 or 3 are recognized at the reporting date. There were no transfers of investments between levels by the Company for the six months ended June 30, 2012.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

4. Fair Value of Financial Instruments  – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at June 30, 2013:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2013	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Senior Secured Investments(2)	$392,128,667	Comparable yield approach	Market rate(1)	4.2%	22.9%	8.8%
		Market comparable companies	EBITDA multiple	4.2x	11.5x	6.8x
Second Lien Investments	13,984,623	Comparable yield approach	Market rate(1)	7.8%	11.1%	9.6%
		Market comparable companies	EBITDA multiple	5.0x	11.0x	8.2x
Equity Investments	6,952,767	Market comparable companies	EBITDA multiple	5.0x	7.0x	5.0x
Total(3)	$413,066,057

(1)	Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.
(2)	Includes total unfunded obligations of $(397,872).
(3)	Fair value for purposes of this table excludes our investment in Financial Assets which is held at recent transaction price and for which the cost basis approximates fair value.

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at December 31, 2012:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Senior Secured Investments(2)	$217,225,589	Comparable yield approach	Market rate(1)	3.0%	15.4%	9.5%
		Market comparable companies	EBITDA multiple	4.5x	11.5x	6.9x
Second Lien Investments	2,625,596	Comparable yield approach	Market rate(1)	7.8%	7.8%	7.8%
		Market comparable companies	EBITDA multiple	5.0x	5.0x	5.0x
Equity Investments	254,600	Market comparable companies	EBITDA multiple	5.3x	7.0x	5.7x
Total	$220,105,785

(1)	Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.
(2)	Includes total unfunded obligations of ($234,340).

Significant unobservable inputs used in the fair value measurement of the reporting entity’s Bank Loans include indicative bid quotations obtained from independent third party pricing services (“consensus pricing”), multiples of market comparable companies, and relative comparable yields.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

4. Fair Value of Financial Instruments  – (continued)

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

The composition of the Company’s portfolio by industry at cost and fair value as of June 30, 2013 was as follows:

Industry	Cost of Investments		Fair Value of Investments
Miscellaneous Services	$65,951,596	15.5%	$66,271,382	15.9%
Miscellaneous Manufacturing	58,629,670	13.8	59,027,384	14.1
Transportation Services	39,090,549	9.2	38,949,742	9.3
Broadcasting & Entertainment	14,794,708	3.5	14,827,350	3.5
Food Stores – Retail	29,128,841	6.9	29,336,883	7.0
Communications	47,272,717	11.1	44,630,579	10.7
Oil & Gas	24,979,621	5.9	26,992,974	6.5
Automotive	18,685,228	4.4	18,761,933	4.5
Health Services	18,125,583	4.3	16,437,264	3.9
Electrical Equipment	14,835,754	3.5	14,997,303	3.6
National Security	15,029,574	3.5	15,009,080	3.6
Printing & Publishing	14,472,369	3.4	12,593,907	3.0
Finance Lessors	7,017,018	1.7	6,997,300	1.7
Consumer Finance Services	5,972,297	1.4	5,972,284	1.4
Insurance Agents	6,599,956	1.6	6,908,891	1.7
Chemicals	5,836,747	1.4	5,901,666	1.4
Apparel Products	5,469,664	1.3	5,526,103	1.3
Miscellaneous Retail	8,281,571	2.0	4,926,060	1.2
Textile Products	4,106,689	1.0	4,125,000	1.0
Specialty Services	3,887,748	0.9	3,783,218	0.9
Metal Mining	3,206,138	0.8	3,264,505	0.8
Business Finance Services	2,978,787	0.7	3,006,206	0.7
Crop Agriculture	2,899,524	0.7	2,909,498	0.7
Restaurants	3,293,795	0.8	2,883,741	0.7
Hotels and Motels	2,155,023	0.5	2,154,853	0.5
Wholesale Durable Goods	1,862,369	0.4	1,873,699	0.4
Total	$424,563,536	100.0%	$418,068,805	100.0%

Refer to the consolidated schedules of investments for detailed disaggregation of the Company’s investments.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

4. Fair Value of Financial Instruments  – (continued)

The composition of the Company’s portfolio by industry at cost and fair value as of December 31, 2012 was as follows:

Industry	Cost of Investments		Fair Value of Investment
Food Stores – Retail	$39,912,726	17.1%	$34,315,316	15.6%
Miscellaneous Services	33,152,437	14.2	33,146,845	15.1
Miscellaneous Manufacturing	21,537,576	9.2	21,573,419	9.8
Communications	22,556,874	9.6	20,133,370	9.1
Automotive	14,971,067	6.4	14,907,269	6.8
National Security	13,460,382	5.8	13,543,542	6.2
Electrical Equipment	11,095,643	4.7	11,091,842	5.0
Health Services	12,161,920	5.2	11,040,709	5.0
Transportation Services	8,233,545	3.5	8,287,268	3.8
Insurance Agents	7,748,761	3.3	7,748,761	3.5
Chemicals	5,984,847	2.6	6,036,070	2.7
Printing & Publishing	7,142,036	3.1	5,775,529	2.6
Miscellaneous Retail	8,300,512	3.5	5,038,736	2.3
Apparel Products	4,652,867	2.0	4,717,200	2.1
Textile Products	4,350,724	1.9	4,287,500	1.9
Specialty Services	3,905,620	1.7	3,890,600	1.8
Metal Mining	2,941,182	1.3	3,015,000	1.4
Crop Agriculture	2,910,705	1.2	2,938,254	1.3
Restaurants	3,172,250	1.4	2,807,972	1.3
Business Finance Services	1,975,466	0.8	2,005,774	0.9
Wholesale Durable Goods	1,962,632	0.8	1,985,020	0.9
Educational Services	1,808,588	0.8	1,819,789	0.8
Total	$233,938,360	100.0%	$220,105,785	100.0%

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

6. Due To and Due From Counterparties

The Company executes investment transactions with agents, brokers, investment companies, agent banks and other financial institutions. Due to and due from counterparties include amounts related to unsettled purchase and sale transactions of investments and principal paydowns receivable from the borrowers.

Amounts due to counterparties were $23,377,523 and $15,742,446 as of June 30, 2013 and December 31, 2012, respectively. Amounts due from counterparties as of June 30, 2013 and December 31, 2012 were $5,140,159 and $0, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

7. Financing

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of June 30, 2013 and December 31, 2012, the Company’s asset coverage for borrowed amounts was 244.2% and 238.9%, respectively.

On November 5, 2010, GF 2010-1 completed a $300,000,000 collateralized loan securitization. GF 2010-1 was the borrower under a collateralized loan obligation facility (the “CLO Facility”) which was refinanced, as further described below. The CLO Facility consisted of senior secured notes (collectively, the “GF 2010-1 Notes”).

On May 21, 2012, GF 2012-1, the Company’s wholly-owned indirect subsidiary, entered into the Credit Facility in an aggregate principal amount of $150,000,000, consisting of $125,000,000 of term loans Class A-T Loans and $25,000,000 of revolving loans Class A-R Loans (collectively, the “GF 2012-1 Loans”) which was utilized, along with cash on hand of GF 2010-1 and Garrison Capital LLC, to redeem the existing GF 2010-1 Notes. On June 5, 2013, GF 2012-1 entered into an agreement to increase the size of the Credit Facility from $150,000,000 to $175,000,000, consisting of $125,000,000 of Class A-T loans and $50,000,000 of Class A-R loans. All other terms of the Credit Facility remain unchanged.

In connection with the execution of the Credit Facility and the redemption of the GF 2010-1 Notes in accordance with the indenture governing such notes, a majority of the loans and other assets owned or financed under such indenture were sold or contributed to GF 2012-1 as collateral for the Credit Facility.

The redemption of the GF 2010-1 Notes resulted in a $3,352,725 loss for the three and six months ended June 30, 2012 due to the write off of deferred debt issuance costs in the amount of $2,397,825 and the recognition of $954,900 of unamortized original issue discount on the GF 2010-1 Notes, which are included in loss on refinancing of senior secured notes on the consolidated statements of operations. For purposes of the Company’s consolidated financial statements, there were no gains or losses recognized as part of the sale from GF 2010-1 to GF 2012-1.

GARS has the ability to refinance the Credit Facility through a collateralized loan obligation as provided by certain provisions of the Credit Facility agreement.

Fees paid as part of the execution of the Credit Facility in the amount of $3,199,375 consisted of a facility fee of $2,250,000 and other costs of $949,375, which included rating agency fees and legal fees associated with the establishment of the Credit Facility. In addition, fees paid related to the additional $25,000,000 of Class A-R loans in the amount of $460,169 consisted of a facility fee of $375,000, legal fees of $64,169 and $21,000 of rating agency fees. These costs are included in deferred debt issuance costs on the consolidated statements of financial condition and will be amortized over the stated maturity of the respective loans.

There are no assets remaining in Garrison Capital CLO and GF 2010-1. As discussed in Note 1, Garrison Capital CLO was dissolved on April 8, 2013, and the Company dissolved GF 2010-1 on June 6, 2013 pursuant to a Certificate of Cancellation from the State of Delaware.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

7. Financing  – (continued)

The table below shows the loans outstanding under the Credit Facility as of June 30, 2013:

June 30, 2013	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate	Stated Maturity
Class A-T Loans:
Class A-T Loans	$125,000,000	$125,000,000	COF(1)+3.25%	2/21/2020
Class A-R Loans:
Class A-R Loans	50,000,000	50,000,000	COF(1)+3.25%	2/21/2020
	$175,000,000	$175,000,000

(1)	Cost of Funds (“COF”) rate. See below for further information.

The table below shows the loans outstanding under the Credit Facility as of December 31, 2012:

December 31, 2012	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate	Stated Maturity
Class A-T Loans:
Class A-T Loans	$125,000,000	$125,000,000	COF(1)+2.75%	2/21/2020
Class A-R Loans:
Class A-R Loans	—	—	COF(1)+1.25%	2/21/2020
	$125,000,000	$125,000,000

(1)	COF rate. See below for further information.

At June 30, 2013 and December 31, 2012, $0 and $25,000,000, respectively, of the Class A-R Loans remained undrawn which bears a 1.25% annual fee.

The fair value of the GF 2012-1 Loans approximated the carrying value on the consolidated statements of financial condition at June 30, 2013 and December 31, 2012.

Through February 20, 2013, the Class A-T Loans and the Class A-R Loans under the Credit Facility bore interest at an annual rate equal to a COF rate plus 2.75% or 3.25%, respectively, depending on the credit quality of the loans securing the Credit Facility. The COF rate is capped at the London Interbank Offered Rate (“LIBOR”) plus 0.50%. Regardless of the credit quality of the loans securing the Credit Facility, from February 20, 2013 to November 21, 2013, the Credit Facility bears interest at an annual rate equal to a COF rate plus 3.25%. In addition, the Class A-R Loans bear a 1.25% annual fee on any undrawn portion of the loans.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

7. Financing  – (continued)

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

If the coverage tests are not satisfied on any date on which compliance is measured, GF 2012-1 will be required to apply available amounts to the repayment of principal of the GF 2012-1 Loans to the extent necessary to satisfy the applicable coverage tests and, as a result, there may be reduced funds available for GF 2012-1 to make additional investments or to make distributions on the Company’s equity interests in GF 2012-1. Dates on which compliance is measured include each day collateral loans are purchased, originated or sold and the last day of each calendar month. Furthermore, if under the second coverage test the aggregate principal amount of the collateral loans equals 125% or less of the aggregate outstanding principal amount on the GF 2012-1 Loans and remains so for five business days, an event of default will be deemed to have occurred. As of June 30, 2013 and December 31, 2012, the Custodian has asserted that all of the coverage tests were met.

At June 30, 2013 and December 31, 2012, the weighted average interest rate of the Class A-T Loans was 3.75% and 3.25%, respectively and the weighted average effective interest rate, including the effects of deferred debt issuance costs, was 4.03% and 3.53%, respectively. At June 30, 2013 and December 31, 2012, the weighted average interest rate of the Class A-R Loans was 3.75% and 1.25%, respectively, and the weighted average effective interest rate, including the effects of deferred debt issuance costs, was 4.84% and 2.50%, respectively.

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

Under the Amended and Restated Investment Advisory Agreement, the Investment Adviser is entitled to a base management fee for its services calculated at an annual rate of 1.75% of gross assets, excluding cash and cash equivalents and cash and cash equivalents, restricted, but including assets purchased with borrowed funds. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper maturing within 270 days of purchase.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

8. Related Party Transactions  – (continued)

Investment Advisory Agreement – (continued)

From the date of Conversion through the pricing of the IPO, the Investment Adviser waived that portion of the management fee due under the Investment Advisory Agreement in excess of a base management fee equal to an annual rate of 1.50% of the average of the value of the Company’s net assets (including cash and cash equivalents) calculated at the end of the two most recently completed calendar quarters, payable in arrears. Under no circumstances would the Investment Adviser have received a base management fee greater than 1.75% of gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds calculated based on the average carrying value of the gross assets of the Company at the end of the two most recently completed calendar quarters.

For the three and six months ended June 30, 2013, the Investment Adviser earned management fees under the Investment Advisory Agreement in the amount of $1,513,959 and $2,545,330, respectively of which $1,513,959 and $1,952,579, respectively, was waived. For the three and six months ended June 30, 2012, the Investment Adviser earned management fees of $546,834 and $1,008,512, respectively, none of which was waived.

Management fees in the amount of $72,751 and $112,411 were payable as of June 30, 2013 and December 31, 2012, respectively, and are included in payables to affiliates on the Consolidated Statements of Financial Position.

Under the Investment Advisory Agreement, the Investment Adviser is entitled to an incentive fee consisting of two components that are independent of each other, with the result that one component may be payable even if the other is not.

The first component, which is income-based and payable quarterly in arrears, will equal 20% of the amount, if any, that the Company’s pre-incentive fee net investment income exceeds a 2.00% quarterly (8.00% annualized) hurdle rate (the “Hurdle Rate”), subject to a “catch-up” provision measured at the end of each calendar quarter. The operation of the first component of the incentive fee for each quarter is as follows:

•	no incentive fee is payable to the Investment Adviser in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle Rate;
•	100% of the Company’s pre-incentive fee net investment income with respect to that portion of such the Company’s pre-incentive fee net investment income, if any, that exceeds the Hurdle Rate but is less than 2.50% in any calendar quarter (10.00% annualized). We refer to this portion of the Company’s pre-incentive fee net investment income (which exceeds the Hurdle Rate but is less than 2.50%) as the “catch-up”. The effect of the “catch-up” provision is that, if the Company’s pre-incentive fee net investment income exceeds 2.50% in any calendar quarter, the Investment Adviser will receive 20% of such pre-incentive fee net investment income as if the Hurdle Rate did not apply; and
•	20% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 2.50% in any calendar quarter (10.00% annualized) (once the Hurdle Rate is reached and the catch-up is achieved).

The portion of such incentive fee that is attributable to deferred interest (such as payment-in-kind interest or original issue discount) will be paid to the Investment Adviser, together with any other interest accrued on the loan from the date of deferral to the date of payment, only if and to the extent the Company actually receives such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. Any reversal of such amounts would reduce net income for the quarter by the net amount of the reversal (after taking into account the reversal of incentive fees payable) and would result in a reduction and

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

8. Related Party Transactions  – (continued)

Investment Advisory Agreement – (continued)

possibly elimination of the incentive fees for such quarter. For the avoidance of doubt, no interest will be paid to the Investment Adviser on amounts accrued and not paid in respect of deferred interest.

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

Incentive Fee Cap and Deferral Mechanism

We have structured the calculation of these incentive fees to include a fee limitation such that no incentive fee will be paid to our Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to our Investment Adviser for the period that includes such fiscal quarter and the 11 full preceding fiscal quarters (the “Incentive Fee Look-back Period”), would exceed 20.0% of our cumulative pre-incentive fee net return during the applicable Incentive Fee Look-back Period. The Incentive Fee Look-back Period commenced on April 1, 2013. Prior to April 1, 2016, the Incentive Fee Look-back Period will consist of fewer than 12 full fiscal quarters.

For the three and six months ended June 30, 2013, the Investment Adviser earned $117,036 of incentive fees, all of which was waived. No incentive fees were earned for the three and six months ended June 30, 2012.

Administration Agreement

As discussed in Note 1, GARS entered into the Administration Agreement with GARS Administrator. Under the Administration Agreement, the GARS Administrator provides the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as the GARS Administrator, subject to review by the Board, from time to time determines to be necessary or useful to perform its obligations under the Administration Agreement. The GARS Administrator is responsible for the financial and other records that the Company is required to maintain and prepare reports to stockholders, and reports and other materials filed with the Securities and Exchange Commission (the “SEC”). The GARS Administrator provides on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance. No managerial assistance was provided to any portfolio companies for the six months ended June 30, 2013.

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

The GARS Administrator agreed to waive any amounts due to it under the Administration Agreement from the date of the Conversion through the quarter in which the Company executed the IPO. Gross Administrator charges for the three and six months ended June 30, 2013, including amounts payable to the Sub-Administrator as discussed in Note 1 were $220,184 and $370,023, respectively. The amount of these charges waived by the GARS Administrator for the three and six months ended June 30, 2013 was $0 and $101,197, respectively. Administration fees payable to the GARS Administrator in the amount of $151,076 and $0 were payable as of June 30, 2013 and December 31, 2012, respectively, and are included in payables to affiliates on the consolidated statements of financial position.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

8. Related Party Transactions  – (continued)

Directors’ Fees

The Company’s independent directors each receive an annual fee of $70,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each in-person Board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting.

In addition, the chairman of the audit committee receives an annual fee of $12,500 and each chairman of any other committee receives an annual fee of $5,000 for their additional services in these capacities (collectively, “Directors’ Fees”). No compensation is paid to directors who are not independent of the Company and the Investment Adviser.

Our independent directors agreed to waive a portion of their fees from the date of the Conversion through the quarter in which the Company executed the IPO.

For the three and six months ended June 30, 2013, independent directors earned Directors’ Fees of $95,524 and $134,254, respectively (net of fee waivers of $0 and $34,426, respectively). For the three and six months ended June 30, 2012, independent directors earned Directors’ Fees of $73,967 and $147,935, respectively. Directors’ fees in the amount of $16,884 and $0 were payable as of June 30, 2013 and December 31, 2012, respectively, and are included in payables to affiliates on the Consolidated Statements of Financial Position.

Affiliated Stockholders

GSOF LLC, GSOF-SP LLC, GSOF- SP II LLC, GSOF-SP DB LLC (subsidiaries of Garrison Special Opportunities Fund LP), GSOIF Corporate Loan Pools Ltd. (a subsidiary of Garrison Special Opportunities Institutional Fund LP), Garrison Capital Offshore Ltd. (a subsidiary of Garrison Credit Opportunities Holdings L.P.), Garrison Capital Fairchild I Ltd. (a subsidiary of Fairchild Offshore Fund L.P.), and Garrison Capital Fairchild II Ltd. (a subsidiary of Fairchild Offshore Fund II L.P.) (collectively, the “Garrison Funds”) are all entities that are owned by funds that are managed by the Investment Manager.

At June 30, 2013 and December 31, 2012, the Garrison Funds owned an aggregate of 5,443,728 and 5,334,521, respectively, or 32% and 51%, respectively, of the total outstanding common shares of GARS. In addition, as of June 30, 2013, officers and directors of the Company directly owned an aggregate of 35,069, or 0.2%, of the total outstanding common shares of GARS. No shares were directly held by officers and directors of the Company as of December 31, 2012.

Other

Garrison Loan Agency Services LLC acts as the administrative and collateral agent for certain loans held by the Company.

The Company may invest alongside other clients of the Investment Manager and their affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

9. Financial Highlights

The following table represents financial highlights for the Company for the six months ended June 30, 2013 and June 30, 2012.

	June 30, 2013	June 30, 2012
Per share data
Net asset value per common share/members' capital per unit at beginning of period	16.54	15.98
Increase in net assets/members' capital from operations:
Net investment income	0.59	0.36
Net realized gain/(loss) on investments	(0.39)	0.18
Net unrealized appreciation on investments	0.54	(0.05)
Net increase in net assets from operations	0.74	0.50
Stockholder transactions
Return of capital	(0.02)	—
Distributions in kind(1)	(0.95)	—
Cash distributions	(0.56)	—
Dilutive impact of share issuance(2)	(0.69)	—
Total additions from and dividends and distributions to stockholders	(2.22)	—
Net asset value per common share/members' capital per unit at end of period	15.06	16.47
Total book return(3)	4.47%	3.10%
Total market return(4)	2.80%	N/A
Common shares/members' capital units outstanding at beginning of period	10,498,544	10,498,544
Common shares/members' capital units outstanding at end of period	16,758,779	10,498,544
Weighted average common shares/members' capital units outstanding	13,611,368	10,498,544
Net assets/members' capital at beginning of period	$173,669,492	$171,072,005
Net assets/members' capital at end of period	$252,385,431	$176,270,523
Average net assets/members' capital(5)	$207,209,335	$176,421,581
Ratio of net investment income to average net assets/members' capital(5)(7)	3.90%	2.15%
Ratio of total expenses to average net assets/members' capital(5)(7)	2.41%	5.01%
Ratio of portfolio turnover to average investments at fair value(8)	25.08%	14.54%
Average outstanding debt(6)	$140,000,000	$184,572,396
Average debt per common share/members' capital per unit	$8.35	$17.58

(1)	Distributions in kind were made to only those investors who held shares of the Company’s common stock prior to the IPO.
(2)	Dilution caused due to issuance of shares at IPO at $15.00 per share was below net asset value.
(3)	Total return equals the net increase of ending net asset value from operations over the net asset value per common share/members’ capital per unit at beginning of the period.
(4)	Total market return based on the change in market price per share based on the initial public offering price per share as of March 27, 2013 and the closing price per share on June 28, 2013.
(5)	Calculated utlizing monthly net assets/members' capital.
(6)	Calculated based on monthly debt outstanding.
(7)	During the six months ended June 30, 2013, the Investment Adviser waived $1,952,579 of management fees and $117,036 of incentive fees, the independent directors waived $34,426 of Directors' fees and the GARS Administrator waived $101,197 of Administrator expenses. Had these expenses not been waived, the ratio of net investment income to average net assets/members' capital and the ratio of total expenses to average net assets/members' capital would have been 2.85% and 3.49% respectively.
(8)	Calculated based on monthly average investments at fair value.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

10. Net Assets/Members’ Capital

The Company’s authorized stock consists of 100,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.

As discussed in Note 1, on the date of the Conversion, the members of Garrison Capital LLC became stockholders of GARS. An aggregate of 16,758,779 shares of common stock, par value $0.001 per share, were issued and outstanding as of June 30, 2013.

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

For the six months ended June 30, 2013, there were no shares of preferred stock issued.

Prior to the Conversion, the Company issued limited liability interests (“Units”), as approved by the Board. The Units issued by the Company were not certificated.

For the six months ended June 30, 2012, the Company did not issue any new Units, although certain Units were transferred between members or their affiliates.

11. Allocation of Profits and Losses

Prior to the Conversion, the Company’s members were issued Units of the Company that represented their limited liability company interests in Garrison Capital LLC. Profits and losses were allocated on a pro-rata basis to all members based on the number of Units held by each member in proportion to the aggregate number of all outstanding Units of the Company.

12. Earnings per share

The following table sets forth the computation of the net increase in net assets per share resulting from operations, pursuant to FASB ASC 260, Earnings per Share (“ASU 260”), for the six months ended June 30, 2013 and June 30, 2012:

	Six Months June 30, 2013	Six Months June 30, 2012
Net increase in net asset resulting from operations	$10,073,462	$5,198,519
Basic weighted average shares outstanding	13,611,368	10,498,544
Basic earnings per share	$0.74	$0.50

As a result of the Reverse Stock Split, which resulted in the conversion of one share of common stock into 0.9805106 shares of common stock, all amounts related to shares/units, share/unit prices, earnings per share/per unit and dividends per share/unit have been retroactively restated.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2013

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

On May 9, 2013, the Board approved a distribution in the amount of $5,865,573, or $0.35 a share, which was paid on June 27, 2013 to stockholders of record as of June 13, 2013. Such distributions included a return of capital for tax purposes of approximately $233,554, or $0.01 per share, based on current earnings for the year ended December 31, 2013.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. Federal Income Tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

14. Contingencies

In the ordinary course of business, the Company may be named as a defendant or a plaintiff in various lawsuits and other legal proceedings. Such proceedings include actions brought against the Company and others with respect to transactions to which the Company may have been a party. The outcomes of such lawsuits are uncertain and, based on these lawsuits, the values of the investments to which they relate could decrease. Management does not believe that as a result of litigation there would be any material impact on the consolidated financial condition of the Company. The Company has had no outstanding litigation proceedings brought against it since the commencement of operations on December 17, 2010.

15. Subsequent Events

On August 6, 2013, the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which will be paid on September 26, 2013 to stockholders of record as of September 12, 2013.

From July 1, 2013 through August 6, 2013 sixteen investments (excluding partial repayments of investments) were fully sold or repaid in the amount of $53,056,618 with a weighted average yield of 5.9%. Proceeds from the sales were used to settle outstanding trades and newly originated assets. From July 1, 2013 through August 6, 2013 we originated additional loans for total par of $30,541,713 with a weighted average yield of 11.9% and purchased additional investments for total par of $5,962,087 with a weighted average yield of 8.3%.

These consolidated interim financial statements were approved by the Board and were available for issuance on August 6, 2013. Subsequent events have been evaluated through this date. No material subsequent events other than as disclosed above have occurred through this date.

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

Overview

We are a recently-organized, externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for tax purposes, we intend to elect to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, beginning October 9, 2012 and ended March 31, 2013. We intend to qualify for future taxable years thereafter. Our shares are currently listed on The NASDAQ Global Select Market under the symbol “GARS”.

On March 26, 2013, we priced our initial public offering, or IPO, selling 6,133,334 shares, including 800,000 shares pursuant to the underwriters’ exercise of the over-allotment option, at a public offering price of $15.00 per share. On March 27, 2013, our common stock began trading on The NASDAQ Global Select Market under the symbol “GARS”.

On April 2, 2013, we closed our IPO, raising approximately $92.0 million in gross proceeds. Total proceeds received net of sales load was approximately $85.6 million and net of offering expenses was approximately $84.9 million. Concurrent with the IPO, our directors, officers, employees and an affiliate of our investment adviser, Garrison Capital Advisers LLC, or the Investment Adviser, purchased an additional 126,901 shares through a private placement transaction, or the Concurrent Private Placement, exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, at a price of $15.00 per share, raising approximately $1.9 million of proceeds.

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

Our investment activities are managed by our Investment Adviser. Our Investment Adviser is responsible for sourcing potential investments, conducting research and diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. Under an investment advisory agreement, or the Investment Advisory Agreement, with the Investment Adviser, we pay the Investment Adviser a base management fee and an incentive fee for its services. Garrison Capital Administrator LLC, or the Administrator, provides certain administrative services and facilities necessary for us to operate, including office facilities and equipment and clerical, bookkeeping and record-keeping services, pursuant to an administration agreement, or the Administration Agreement. The Administrator oversees our financial reporting and prepares our reports to stockholders and reports required to be filed with the SEC. The Administrator also manages the determination and publication of our net asset value and the preparation and filing of our tax returns and generally monitors the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator may retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without any profit to the Administrator. The Administrator has retained SEI Investments Global Fund Services, Inc. to provide certain accounting and administrative services to it.

As of June 30, 2013, we held investments in 83 portfolio companies with a fair value of $418.1 million, including investments in 70 portfolio companies held through Garrison Capital Funding 2012-1 LLC, or GF 2012-1. The investments held by GF 2012-1 as of June 30, 2013 consisted of senior secured loans fair valued at $327.2 million and related indebtedness of $175.0 million. As of that date, the loans held by GF 2012-1 (held at fair value), together with cash and other assets held by GF 2012-1, equaled approximately $348.9 million. As of June 30, 2013, our portfolio had an average investment size of approximately $4.7 million, a weighted average yield of 8.80% and a weighted average contractual maturity of 48 months. For purposes of the weighted average yield and weighted average contractual maturity we have excluded HC Cable OpCo, LLC which we purchased with the expectation that it would be refinanced in the near term. HC Cable OpCo, LLC refinanced on July 17, 2013 and our loan was paid off at par. The par amount held by us post-refinance is $11.5 million and the loan has a rate of London Interbank Offered Rate, or LIBOR, plus 850 base points with a 1.00% LIBOR floor, a 1.75% upfront fee and a maturity date of July 17, 2018.

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

Expenses.  Our primary operating expenses include the payment of (1) the base management fee and incentive fee to the Investment Adviser under the Investment Advisory Agreement; (2) the allocable portion of overhead to the Administrator under the Administration Agreement; (3) the interest expense on our outstanding debt, if any; and (4) our other operating costs, as detailed below. We bear all other costs and expenses of our operations and transactions, including:

•	our organization;
•	calculating our net asset value and net asset value per share (including the cost and expenses of any independent valuation firm);
•	fees and expenses, including travel expenses, incurred by the Investment Adviser or payable to third parties in performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;
•	offerings of our common stock and other securities;
•	distributions on our shares;
•	transfer agent and custody fees and expenses;

•	amounts payable to third parties relating to, or associated with, evaluating, making and disposing of investments;
•	brokerage fees and commissions;
•	registration fees;
•	listing fees;
•	taxes;
•	independent director fees and expenses;
•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable U.S. federal and state securities laws;
•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;
•	costs of holding stockholder meetings;
•	our fidelity bond;
•	directors and officers/errors and omissions liability insurance and any other insurance premiums;
•	litigation, indemnification and other non-recurring or extraordinary expenses;
•	direct costs and expenses of administration and operation, including audit and legal costs;
•	fees and expenses associated with marketing efforts;
•	dues, fees and charges of any trade association of which we are a member; and
•	all other expenses reasonably incurred by us or the Administrator in connection with administering our business, such as the allocable portion of overhead under the Administration Agreement, including rent and our allocable portion of the costs and expenses of our chief compliance officer, chief financial officer and their respective staffs.

Recent Developments

On August 6, 2013, the board of directors approved a distribution in the amount of approximately $5.9 million or $0.35 a share, which will be paid on September 26, 2013 to stockholders of record as of September 12, 2013.

From July 1, 2013 through August 6, 2013, sixteen investments (excluding partial repayments of investments) were fully sold or repaid in the amount of $53.1 million with a weighted average yield of 5.9%. Proceeds from the sales were used to settle outstanding trades and newly originated assets. From July 1, 2013 through August 6, 2013, we originated additional loans for total par of $30.5 million with a weighted average yield of 11.9% and purchased additional investments for total par of $6.0 million with a weighted average yield of 8.3%.

Based on new investment commitments closed in July 2013 and our pipeline for the rest of the quarter, we believe new originations will be strong for the quarter ended September 30, 2013.

Market Trends

For the three months ended June 30, 2013 we saw increased volatility in the liquid credit markets which started the quarter strong but saw spreads widening at the end of the quarter. Liquid credit markets continue to show some spread compression due to the increase of available capital. We have also noted a continued increase in leverage multiples in the liquid credit markets. We do not believe that the overall trends in the liquid credit markets have had a significant impact on the lower middle-market which has seen more modest pressure on spreads and is less susceptible to leverage increases. We believe that there continues to be a scarcity of capital in the lower middle-market as many traditional lenders to these companies have exited the business due to regulatory restrictions or focused their attention on larger borrowers.

Consolidated Results of Operations

The consolidated results of operations set forth below also includes historical financial information prior to our election, as of October 9, 2012, to be treated as a business development company. As a business development company and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code. In addition, our portfolio of investments consists primarily of syndicated secured loans, and, over time, we expect that such loans will represent a smaller percentage of our investment portfolio as we grow our business, these investments are repaid and we invest in a different mix of assets.

The results of operations described below may not be indicative of the results we report in future periods. Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Consolidated operating results for the three and six months ended June 30, 2013 and June 30, 2012 are as follows:

(in thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Variance	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Variance
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net investment income	$5,047	$51	$4,996	$8,087	$3,798	$4,288
Total investment income	7,611	5,911	1,701	13,085	12,636	449
Expenses	2,565	5,860	(3,295)	4,998	8,837	(3,839)
Net realized gain/(loss) on investments	585	1,478	(893)	(5,351)	1,878	(7,229)
Net change in unrealized appreciation on investments	1,165	(3,996)	5,161	7,338	(478)	7,816

Net Investment Income

Net investment income for the three and six months ended June 30, 2013 was $5.0 million and $8.1 million, respectively. Net investment income for the three and six months ended June 30, 2012 was $0.1 million and $3.8 million, respectively.

Net investment income increased by $4.9 million for the three months ended June 30, 2013 from the three months ended June 30, 2012 and increased $4.3 million for the six months ended June 30, 2013 from the six months ended June 30, 2012 as described below under “Investment Income” and “Expenses.”

Investment Income

Investment income for the three and six months ended June 30, 2013 was $7.6 million and $13.1 million, respectively. Investment income for the three and six months ended June 30, 2012 was $5.9 million and $12.6 million, respectively.

Investment income increased by $1.7 million for the three months ended June 30, 2013 from the three months ended June 30, 2012 due to an increase in interest income in the amount of $1.8 million, partially offset by a decrease in the net accretion from the amortization of discounts in the amount of $0.1 million. The increase in interest income was largely driven by the increase in the average portfolio investment balance during the three months ended June 30, 2013 as compared to June 30, 2012.

Investment income increased by $0.5 million for the six months ended June 30, 2013 from the six months ended June 30, 2012 due to an increase in interest income in the amount of $1.1 million, partially offset by a decrease in the net accretion from the amortization of discounts in the amount of $0.5 million and a decrease in other income in the amount of $0.1 million.

The increase in interest income was largely driven by the increase in the average portfolio investment balance during the six months ended June 30, 2013 as compared to June 30, 2012. The decrease in other income was primarily driven by the recognition of fees earned on the early repayment of one portfolio investment in the six months ended June 30, 2012 which did not recur in the six months ended June 30, 2013.

Expenses

Total expenses for the three and six months ended June 30, 2013 were $2.6 million and $5.0 million, respectively. Total expenses for the three and six months ended June 30, 2012 were $5.9 million and $8.8 million, respectively.

Total expenses for the three months and six months ended June 30, 2013 included total fee and expense waivers of $1.6 million and $2.2 million, respectively. Fee waivers for the three months ended June 30, 2013 were comprised of $1.5 million of management fees and $0.1 million of incentive fees waived by the Investment Adviser. Fee waivers for the six months ended June 30, 2013 were comprised of $2.0 million of management fees and $0.1 million of incentive fees waived by the Investment Adviser and an aggregate $0.1 million of directors’ fees waived by the independent directors and administration expenses waived by the Administrator.

Total expenses for the three and six months ended June 30, 2012 included a $3.4 million loss on the refinancing of senior secured notes. In connection with the execution of the Credit Facility (as defined below) and the refinancing of Garrison Funding 2010-1 LLC, or GF 2010-1, the senior secured notes, or GF 2010-1 Notes, that comprised the collateralized loan obligation facility for which GF 2010-1 was the borrower were redeemed in accordance with the indenture governing such notes, which resulted in a loss due to the write off of deferred debt issuance costs in the amount of $2.4 million and the recognition of $1.0 million of unamortized original issue discount.

The following tables summarize our expenses, net of fee waivers and excluding the loss on refinancing of senior secured notes for the three and six months ended June 30, 2013 and June 30, 2012:

(in thousands)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Variance	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Variance
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest	$1,619	$1,525	$94	$3,003	$3,573	$(570)
Management fees	—	547	(547)	593	1,009	(416)
Professional fees	351	216	135	608	457	151
Directors’ fees	96	74	22	134	148	(14)
Administrator expenses	220	50	170	269	100	169
Other expenses	279	96	183	391	197	194
Total expenses	$2,565	$2,508	$57	$4,998	$5,484	$(486)

Interest expense decreased $0.6 million for the six months ended June 30, 2013 from the six months ended June 30, 2012 primarily due to a decrease in average debt outstanding and lower borrowing costs as part of the refinancing of the GF 2010-1 Notes on May 21, 2012. As of June 30, 2013, we had $175.0 million of debt outstanding.

Management fees deceased $0.5 million and $0.4 million for the three and six months ended June 30, 2013, respectively, from the three and six months ended June 30, 2012 as the result of the waiver of all management fees for the three and six months ended June 30, 2013 as discussed above. Management fees are calculated as 1.75% of gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds (as defined in the financial statements). For the first three months of 2013, the Investment Adviser waived that portion of the management fee due under the Investment Advisory Agreement in excess of a management fee equal to an annual rate of 1.50% of the average of the value of our net assets, including cash and cash equivalents (as defined in the financial statements), calculated at the end of the two most recently completed calendar quarters. For the three months ended June 30, 2013 the Investment Adviser waived all management fees.

Professional fees for the three months and six months ended June 30, 2013 increased by $0.2 million from the three and six months ended June 30, 2012 as a result of an increase in legal fees related to increased regulatory compliance requirements.

Administrator expenses for the three and six months ended June 30, 2013 increased by $0.2 million from the three and six months ended June 30, 2012 due to the services provided by the Administrator under the Administration Agreement.

Other expenses for the three and six months ended June 30, 2013 increased by $0.2 million from the three and six months ended June 30, 2012 primarily as a result of premiums related to insurance policies entered into as a result of the Company executing its IPO.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

For the three and six months ended June 30, 2013, we realized net gains on investments of $0.6 million and net loss on investments of $5.4 million, respectively.

Net realized gains for the three months ended June 30, 2013 resulted from the early full repayment of nine loans, the sale of three loans and other partial repayments. Net realized losses for the six months ended June 30, 2013 were driven primarily by the $5.7 million of realized losses incurred as a result of the distribution-in-kind of the assets of Next Generation Vending, LLC. The remaining net realized gain of $0.3 million resulted from the early full repayment of fifteen portfolio investments, the sale of three portfolio investments and other partial repayments.

For the three and six months ended June 30, 2012, we realized net gains on investments of $1.5 million and $1.9 million, respectively.

Net realized gains for the three months ended June 30, 2012 primarily resulted from the early full repayment of twelve portfolio investments and the sale of five portfolio investments. Net realized gains for the six months ended June 30, 2012 primarily resulted from the early full repayment of twenty-one portfolio investments and the sale of six portfolio investments.

For the three and six months ended June 30, 2013, the net change in unrealized depreciation on investments was $1.2 million and $7.3 million, respectively.

The net change in unrealized depreciation for the three months ended June 30, 2013 was driven by the increase in the unrealized value of one portfolio company in the amount of $1.7 million and the increase in the market value of the remaining portfolio in the amount of $0.4 million offset by the reversal of prior period unrealized appreciation of $(0.5) million and the negative credit related adjustment of two portfolio investments in the amount of $(0.4) million.

The net change in unrealized depreciation for the six months ended June 30, 2013 was driven by the $5.7 million reversal of unrealized depreciation as a result of the distribution-in-kind of the investment in Next Generation Vending, LLC, the increase in the unrealized value of one portfolio company in the amount of $1.7 million, $1.2 million due to a rise in market prices for loan assets as a result of the general improvement in the credit markets and the continued strong performance of the borrowers of our originated investments, $0.3 million due to the reversal of prior period net unrealized depreciation due to early full repayments and sales of portfolio investments, offset by negative credit related adjustment of three portfolio investments in the amount of $1.6 million.

For the three and six months ended June 30, 2012, net unrealized depreciation on investments was $(4.0) million and $(0.5) million, respectively.

The net change in unrealized depreciation for the three months ended June 30, 2012 was primarily driven by negative credit related adjustments of three portfolio investments in the amount of $(2.8) million, negative market related adjustments of the remaining portfolio of investments in the amount of $(1.0) million and $(0.2) million due to the reversal of prior period unrealized appreciation due to the early repayments and sales of portfolio investments.

The net change in unrealized depreciation for the six months ended June 30, 2012 was primarily driven by negative credit related adjustments of three portfolio investments in the amount of $(2.9) million, offset by

$1.8 million due to the reversal of prior period unrealized depreciation due to the early repayments and sales of portfolio investments, and $0.6 million as a result of the increase in the fair value of the remaining portfolio of investments primarily due to a rise in market prices for loan assets as a result of the general improvement in the credit markets.

Net Increase in Net Assets from Operations

We had a net asset value per common share outstanding on June 30, 2013 of $15.06. We had a net asset value per common share outstanding on December 31, 2012 of $16.54.

Based on 13,611,368 basic weighted average shares outstanding, the net increase in net assets from operations per share for the six months ended June 30, 2013 was $0.74. We declared and paid a cash distribution on June 27, 2013 in the amount of $5.9 million, or $0.35 a share. Additionally, we declared and paid a cash distribution in the amount of $2.4 million, or $0.23 a share, and a distribution-in-kind of the investment in Next Generation Vending, LLC in the amount of $10.0 million, or $0.95 a share, on March 13, 2013.

Based on 10,498,544 units outstanding, the net increase in members’ capital from operations per unit for the six months ended June 30, 2012 was $0.50.

Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders and will have an ongoing need to raise additional capital for investment purposes. We generate cash primarily from offerings of our securities, our Credit Facility, as described below, and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less.

In addition to proceeds from public and private offerings of securities and our Credit Facility as of June 30, 2013 we have identified approximately fifty-seven investments with a total par value of $226.9 million which we have defined as transitory and consist of investments below the low end of our portfolio yield target of 9.0%. We intend to migrate out of these assets over time into those meeting our core portfolio yield which we define as those investments that generally yield 9.0% or greater. We view these investments as an additional source of liquidity to meet our investment objectives.

Our primary use of funds from operations includes investments in portfolio companies, cash distributions to holders of our common stock, payments of interest on our debt, and payments of fees and other operating expenses we incur. We believe that our existing cash and cash equivalents, available borrowings and our transitory portfolio as of June 30, 2013 will be sufficient to fund our anticipated funding requirements through at least June 30, 2014.

On May 21, 2012, GF 2012-1 entered into a $150 million credit facility, which was amended on June 18, 2012, August 6, 2012 and June 5, 2013, with the lenders party thereto, Natixis, New York Branch, as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent and custodian. In this quarterly report on Form 10-Q, we refer to this credit facility as the “Credit Facility”. We have borrowed funds under the Credit Facility and, to the extent permitted under the 1940 Act, we may also borrow funds to the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced debt financing opportunities, or if our board of directors determines that leveraging our portfolio would be in the best interest of us and our stockholders. On June 5, 2013, we entered into an agreement to increase the size of the Credit Facility from $150.0 million to $175.0 million, consisting of $125.0 million of term loans and $50.0 million of revolving loans. All other terms of the credit agreement remain unchanged. As of June 30, 2013 and December 31, 2012, we had approximately $0.0 million and $25.0 million, respectively, available for additional borrowings under the Credit Facility.

On April 2, 2013, we closed our IPO, which included the sale of 6,133,334 shares of common stock, including 800,000 shares issued pursuant to the underwriters’ exercise of the over-allotment option, at a public offering price of $15.00 per share, raising approximately $92.0 million in gross proceeds. The total proceeds that we received net of sales load were approximately $85.6 million and were approximately $84.9 million, net of offering expenses of approximately $0.6 million. Concurrent with the IPO, the Company’s directors, officers, employees and an affiliate of the Investment Adviser purchased an additional 126,901 shares through the Concurrent Private Placement at $15.00 per share, raising $1.9 million.

On May 9, 2013, our board of directors approved a distribution in the amount of approximately $5.9 million, or $0.35 a share, which was paid on June 27, 2013 to stockholders of record as of June 13, 2013. Such distributions included a return of capital for tax purposes of approximately $0.2 million, or $0.01 per share, based on current earnings for the fiscal year ending December 31, 2013.

On August 6, 2013, our board of directors approved a distribution in the amount of approximately $5.9 million, or $0.35 a share, which will be paid on September 26, 2013 to stockholders of record as of September 12, 2013.

As of June 30, 2013 and December 31, 2012, we had cash and cash equivalents of $11.7 million and $21.7 million, respectively. Also, as of June 30, 2013 and December 31, 2012, we had cash and cash equivalents, restricted of $12.7 million and $69.9 million, respectively, held by GF 2012-1. For purposes of U.S. generally accepted accounting principles, or U.S. GAAP, we consider cash equivalents to be highly liquid financial instruments with original maturities of three months or less and cash held in overnight sweep deposit accounts.

During the six months ended June 30, 2013, cash and cash equivalents decreased by $10.0 million as a result of net cash used in operating activities of $138.6 million offset by cash provided by financing activities in the amount of $128.6 million.

During the six months ended June 30, 2013, cash used in operating activities resulted from purchases of investments in the amount of $282.5 million offset by repayments and sales of investments in the amount of $70.8 million and $6.8 million, respectively, a decrease in cash and cash equivalents, restricted accounts in the amount of $57.2 million, an increase in due to counterparties in the amount of $7.6 million and net investment income in the amount of $8.1 million. Net cash provided by financing activities resulted from proceeds received from net capital contributions from the sale of common shares of $86.9 million and borrowings in the amount of $50.0 million on the revolving loans under the Credit Facility offset by a cash distribution in the amount of $8.3 million.

As of June 30, 2012 and December 31, 2011, we had cash and cash equivalents of $8.3 million and $47.9 million and cash and cash equivalents, securitization accounts of $39.4 million held by GF 2012-1 and $17.0 million held by GF 2010-1, respectively.

As of June 30, 2013 and December 31, 2012, we had $10.5 million and $2.0 million, respectively, of unfunded obligations with a fair value of $(0.4) million and $(0.2) million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2013 and December 31, 2012, respectively, subject to the terms of each loan’s respective credit agreement.

Portfolio Composition and Select Portfolio Information

As of June 30, 2013, we held investments in 83 portfolio companies with a fair value of $418.1 million. As of June 30, 2013, our portfolio had an average investment size of approximately $4.7 million, a weighted average yield of 8.80% and a weighted average contractual maturity of 48 months. For purposes of the weighted average yield and weighted average contractual maturity we have excluded HC Cable OpCo, LLC which we purchased with the expectation that it would be refinanced in the near term. The company refinanced on July 17, 2013 and our loan was paid off at par. The par amount held by us post-refinance is $11.5 million and the loan has a rate of LIBOR plus 850 base points with a 1.00% LIBOR floor, a 1.75% upfront fee and a maturity date of July 17, 2018.

The following table shows select information of our portfolio for the periods from June 30, 2012 to June 30, 2013.

Summary of Portfolio characteristics ($ in millions)	June 30, 2013	March 31, 2013	December 31, 2012	March 31, 2012	June 30, 2012
Total Market Value	$418.1	$278.9	$220.1	$242.0	$249.6
Number of portfolio companies	83	63	49	53	54
Average investment size(1)	$4.7	$4.4	$4.3	$4.3	$4.4
Weighted average yield(2)(3)	8.8%	8.9%	9.6%	9.4%	8.9%
Weighted average price (1)	$97.1	$96.4	$93.0	$95.6	$95.8
First lien	93.8%	95.2%	98.7%	98.7%	98.1%
Second lien	3.3%	4.7%	1.2%	1.1%	1.6%
Consumer loans	1.2%	0.0%	0.0%	0.0%	0.0%
Mezzanine	0.0%	0.0%	0.0%	0.0%	0.0%
Equity	1.7%	0.1%	0.1%	0.2%	0.3%
Core	48.3%	36.7%	N/A	N/A	N/A
Transitory	51.7%	63.3%	N/A	N/A	N/A
Originated(4)	17.2%	17.1%	19.5%	20.6%	16.8%
Club(5)	11.6%	11.6%	16.8%	8.0%	8.3%
Purchased	71.2%	71.3%	63.7%	71.4%	74.8%
Fixed (1)	1.7%	2.6%	3.3%	3.2%	3.1%
Floating (1)	98.3%	97.4%	96.7%	96.8%	96.9%
Performing (1)	98.8%	99.7%	99.0%	99.3%	99.1%
Non-performing (1)	1.2%	0.3%	1.0%	0.7%	0.9%
Weighted average debt/EBITDA(1) (2)	3.8x	3.6x	3.5x	3.5x	3.2x
Weighted average risk rating	2.17	2.18	2.26	2.36	2.20

(1)	Excludes consumer loans and equity investments.
(2)	Excludes investments with a risk rating of 4, unfunded revolvers and equity investments.
(3)	Excludes the impact of HC Cable Opco, LLC which was purchased with the expectation of a refinance event in the near term.
(4)	Originated positions include investments where we have sourced and led the execution of the deal and typically funded the entire loan.
(5)	Club positions include investments where we provide direct lending to a borrower with one or two other lenders but did not source or lead the deal.

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

Our Investment Adviser assigns an internal rating for each of our portfolio companies. The rating scale is a numeric scale of 1 to 4 based on the credit attributes and prospects of the portfolio company’s business. In general, we use the ratings as follows:

•	a rating of 1 denotes a high quality investment with no loss of principal expected;
•	a rating of 2 denotes a moderate to high quality investment with no loss of principal expected;
•	a rating of 3 denotes a moderate quality investment with market rates of expected loss of principal and potential non-compliance with financial covenants; and
•	a rating of 4 denotes a low quality investment with an expected loss of principal. In case of risk grade 4 loans, our Investment Adviser will assign a recovery value to the loan.

The following table shows the distribution of our investments on the 1 to 4 investment performance rating scale at fair value as of June 30, 2013 and December 31, 2012.

($ in millions)	As of June 30, 2013 (unaudited)		As of December 31, 2012
	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Risk Rating 1	$4.6	1.1%	$2.6	1.2%
Risk Rating 2	353.5	84.6%	175.5	79.7%
Risk Rating 3	54.6	13.0%	39.7	18.0%
Risk Rating 4	5.4	1.3%	2.3	1.1%
	$418.1	100.0%	$220.1	100.0%

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our financial statements. However, our portfolio companies may, from time to time, experience the impact of inflation on their operating results.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2013 and December 31, 2012, we had $10.4 million and $2.0 million of outstanding commitments to fund such investments, respectively.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2013 is as follows:

	Payments Due by Period (in millions)
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Credit Facility	$175.0	$—	$—	$—	$175.0
Unfunded commitments(1)	10.4	10.4	—	—	10.4
Commitments to purchase loans	0.1	0.1	—	—	0.1
Total contractual obligations	$185.5	$10.5	$—	$—	$185.5

(1)	Unfunded commitments represent all amounts unfunded as of June 30, 2013. These amounts may or may not be funded to the borrowing party in the future. The unfunded commitments are related to senior secured revolving loans. We reflect this amount in the less than one-year category because the entire amount was eligible for funding as of June 30, 2013.

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

Basis for Consolidation

Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 946, Financial Services- Investment Companies, or ASC 946, we are precluded from consolidating any entity other than another investment company. We generally consolidate any investment company when we own 100% of its partners’ or members’ capital or equity units. ASC 946 also provides an exception to the aforementioned if the investment company has an investment in a controlled operating company that provides substantially all of its services to the investment company. Garrison Capital Funding 2012-1 Manager LLC, or GF 2012-1 Manager, owns a 100% equity interest in GF 2012-1, which is deemed to be an investment company, and also provides collateral management services solely to GF 2012-1. As such, we have consolidated the accounts of these entities into our financial statements. As a result of this consolidation, the amounts outstanding under the Credit Facility are treated as our indebtedness. Garrison Capital Equity Holdings LLC and GLC Trust 2013-2 are 100% owned investment companies. As such, we have has consolidated the accounts of these entities into these financial statements. We dissolved Garrison Capital CLO Ltd. as of April 8, 2013 and GF 2010-1 was dissolved on June 5, 2013.

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

We accrue interest income if we expect that ultimately we will be able to collect it. Generally, when an interest default occurs on a loan in our portfolio, or if our management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we will place the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of June 30, 2013, there were three investments in default, which were placed on non-accrual status.

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

Loan Origination, Facility, Commitment and Amendment Fees

We may receive loan origination, facility, commitment and amendment fees in addition to interest income from the loans during the life of the investment. We may receive origination fees upon the origination of an investment. Origination fees are initially deferred and reduced from the cost basis of the investment and subsequently accreted into interest income over the remaining stated term of the loan. Facility fees, sometimes referred to as asset management fees, are accrued as a percentage periodic fee on the base amount (either the funded facility amount or the committed principal amount). Commitment fees are based upon the undrawn portion committed by us and are recorded on an accrual basis. Amendment fees are paid in connection with loan amendments and waivers and are recognized upon completion of the amendments or waivers, generally when such fees are receivable. Any such fees are included in interest income on the consolidated statement of operations. For the three months ended June 30, 2013 and June 30, 2012, other income in the amount of $92,289 and $12,695, respectively, was included in interest income. For the six months ended June 30, 2013 and June 30, 2012, other income in the amount of $116,356 and $270,375, respectively, was included in interest income.

Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by our board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although we may decide to retain such capital gains for investment.

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if our board of directors authorizes, and we declare, a cash dividend or other distribution, then our stockholders who have not ‘opted out’ of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution.

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

Income Tax

As a business development company, we intend to elect to be treated as a RIC under Subchapter M of the Code for the period beginning October 9, 2012 and ending March 31, 2013. We intend to qualify for future tax years thereafter.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. During the period covered by our financial statements, all of the loans in our portfolio had floating interest rates, and we expect that our loans in the future will also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate re-set provisions that adjust applicable LIBOR under such loans to current market rates on a quarterly basis. In addition, the Credit Facility has a floating interest rate provision based on a cost of funds that approximates LIBOR and we expect that any other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the balance sheet as of June 30, 2013 covered by this analysis was to remain constant and that no actions are taken to alter our existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including indebtedness under the Credit Facility or other borrowing, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we cannot assure you that actual results would not differ materially from the statement above.

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

Part II — Other Information

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds.

Concurrent with the closing of the IPO, certain of our directors, officers, employees and an affiliate of the Investment Adviser purchased an additional 126,901 shares through the Concurrent Private Placement at a price of $15.00 per share, raising approximately $1.9 million of proceeds. The Concurrent Private Placement was conducted in reliance on Rule 506 under Regulation D of the Securities Act.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

Not applicable.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
10.1	Agreement for Commitment Increase, dated as of June 5, 2013, by and between Garrison Funding 2012-1 LLC, as borrower, and Versailles Assets LLC, as increasing lender, as acknowledged and agreed to by Natixis, New York Branch, as administrative agent (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 814-00878), filed on June 6, 2013)
31.1	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Garrison Capital Inc.
Dated: August 8, 2013	By /s/ Joseph Tansey Joseph Tansey Chief Executive Officer (Principal Executive Officer)
Dated: August 8, 2013	By /s/ Brian Chase Brian Chase Chief Financial Officer (Principal Accounting and Financial Officer)