Form 10-Q
period 2013-09-30
Garrison Capital Inc.
filed 2013-11-07
CIK 1509892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 814-00878

Garrison Capital Inc.

(Exact name of registrant as specified in its charter)

Delaware	90-0900145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1290 Avenue of the Americas, Suite 914
New York, New York 10104

(Address of principal executive offices)

(212) 372-9590

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of November 6, 2013 the Registrant had 16,758,779 shares of common stock, $0.001 par value, outstanding.

i

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Financial Condition

Part I. Financial Information

Item 1. Financial Statements

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Cash and cash equivalents	$3,111,162	$21,680,791
Cash and cash equivalents, restricted	30,780,085	69,902,136
Due from counterparties	4,761	—
Investments, fair value
Non-control/Non-affiliate investments (amortized cost of $411,491,187 and $233,938,360, respectively)	411,525,374	220,105,785
Accrued interest receivable	1,917,409	1,535,344
Deferred debt issuance costs (net of accumulated amortization of $1,209,668 and $434,672, respectively)	4,582,313	2,764,703
Deferred offering costs	—	—
Other assets	673,305	—
Total assets	$452,594,409	$315,988,759
Liabilities
Due to counterparties	$10,290,000	$15,742,446
Payables to affiliates	339,275	112,411
Senior secured revolving note (Note 7)	50,000,000	—
Senior secured term note (Note 7)	137,748,370	125,000,000
Interest payable	87,379	510,417
Accrued expenses and other payables	856,203	953,993
Total liabilities	199,321,227	142,319,267
Net assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 16,758,779 and 10,498,544 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	16,759	10,499
Paid-in-capital in excess of par	259,194,509	187,394,017
(Over)/under distributed net investment income	(5,972,272)	97,551
Net unrealized depreciation from investments	34,186	(13,832,575)
Total net assets	253,273,182	173,669,492
Total liabilities and net assets	$452,594,409	$315,988,759
Common shares outstanding(1)	16,758,779	10,498,544
Net asset value per common share(1)	$15.11	$16.54

(1)	Adjusted for Reverse Stock Split. See Note 1.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

September 30, 2013 (unaudited)

Security Description, September 30, 2013	Par/Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments – United States
Common Equity
Consumer Finance Services
Prosper Marketplace, Series B Preferred Stock	1,000,000	$1,000,000	$1,000,000	0.39%
Total Consumer Finance Services		1,000,000	1,000,000	0.39
Miscellaneous Manufacturing
Valterra Products Holdings, LLC, Common Class A	185,847	185,847	185,847	0.07
Valterra Products Holdings, LLC, Common Class B	20,650	20,650	20,650	0.01
Total Miscellaneous Manufacturing		206,497	206,497	0.08
Miscellaneous Retail
Provo Craft Holdings, LLC, Common	101	—	77	—
Total Miscellaneous Retail		—	77	—
Oil & Gas
Anchor Drilling Fluids USA, Inc., Common	959	2,038,456	2,038,460	0.80
Total Oil & Gas		2,038,456	2,038,460	0.80
Transportation Services
EZE Trucking, LLC, Common	2,678	267,801	165,828	0.07
Total Transportation Services		267,801	165,828	0.07
Total Common Equity		$3,512,754	$3,410,862	1.34%
Preferred Equity
Oil & Gas
Anchor Drilling Fluids USA, Inc., Preferred, 10.00% PIK	1,723	$2,721,574	$4,453,182	1.76%
Total Oil & Gas		2,721,574	4,453,182	1.76
Total Preferred Equity		$2,721,574	$4,453,182	1.76%
Bank Loans
Apparel Products
Joe's Jeans Inc., Term Loan*
Libor (“L”) + 10.75%, 1.25% L Floor, 9/30/2018	10,500,000	$10,290,115	$10,290,000	4.06%
Totes Isotoner Corporation, Delayed Draw Term Loan* L+ 5.75%, 1.50% L Floor, 7/7/2017	425,748	425,748	425,748	0.17
Totes Isotoner Corporation, Initial Term Loan (First Lien)* L+ 5.75%, 1.50% L Floor, 7/7/2017	5,106,025	5,052,072	5,106,025	2.02
Total Apparel Products		15,767,935	15,821,773	6.25
Automotive
BBB Industries LLC, Term Loan* L+ 4.25%, 3.25% L Floor, 3/27/2019	4,972,500	4,927,042	4,960,069	1.96
Holley Performance Products Inc., Term Loan* Base Rate+ 6.00%**, 11/30/2017	9,750,000	9,647,698	9,750,000	3.85
Penda Corporation, Term Loan L+ 14.00%, 1/26/2019	7,176,457	7,038,221	7,037,641	2.77
Total Automotive		21,612,961	21,747,710	8.58

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

September 30, 2013 (unaudited)

Security Description, September 30, 2013	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Bank Loans (continued)
Broadcasting & Entertainment
KXLA TV 44, Inc., Term Loan* L+ 9.50%, 2.00% L Floor, 3/31/2016	8,330,436	$8,399,432	$8,413,740	3.32%
Sesac Holdco II, LLC, Term Loan (First Lien)* L+ 4.75%, 1.25% L Floor, 2/7/2019	992,500	983,644	994,981	0.39
Sesac Holdco II, LLC, Term Loan (Second Lien)* L+ 8.75%, 1.25% L Floor, 7/12/2019	5,250,000	5,383,992	5,355,000	2.11
Total Broadcasting & Entertainment		14,767,068	14,763,721	5.82
Chemicals
Arclin US Holdings Inc., Second Lien Term Loan L+ 6.00%, 1.75% L Floor, 1/15/2015	2,605,347	2,563,750	2,605,347	1.02
Porex Corporation, US Term Loan A* L+ 5.25%, 1.50% L Floor, 3/31/2015	3,101,082	3,088,619	3,101,083	1.23
Total Chemicals		5,652,369	5,706,430	2.25
Communications
Aspect Software, Inc., Tranche B Term Loan* L+ 5.25%, 1.75% L Floor, 5/7/2016	7,831,439	7,809,054	7,831,439	3.09
ConvergeOne Holdings Corp, Term Loan* L+ 8.00%, 1.25% L Floor, 5/8/2019	11,910,000	11,743,634	11,776,013	4.65
HC Cable OpCo, LLC, Term Loan L+ 9.50%**, 9/30/2013	11,010,638	10,825,972	10,825,866	4.27
Northland Cable Television, Inc., Term Loan* L+ 9.50%**, 9/30/2013	2,853,043	2,758,299	2,788,849	1.10
Sirva Worldwide, Loan* L+ 6.25%, 1.25% L Floor, 3/27/2019	4,975,000	4,884,245	5,024,750	1.98
U.S. Telepacific Corp., Term Loan* L+ 4.50%, 1.25% L Floor, 2/23/2017	2,932,732	2,929,795	2,921,734	1.15
Total Communications		40,950,999	41,168,651	16.24
Crop Agriculture
Earthbound Holdings III, LLC, Term Loan* L+ 4.25%, 1.50% L Floor, 12/21/2016	2,917,536	2,893,940	2,913,159	1.15
Total Crop Agriculture		2,893,940	2,913,159	1.15
Consumer Finance Services
PlanMember Financial Corporation, Term Loan* L+ 8.50%, 1.50% L Floor, 2/14/2018	985,000	963,463	963,450	0.38
Total Consumer Finance Services		963,463	963,450	0.38
Electrical Equipment
Roberts-Gordon LLC, Term Loan* L+ 10.00%, 2.00% L Floor, 4/20/2016	9,983,588	9,953,796	10,039,607	3.96
Syncsort Incorporated, Term Loan* Base Rate+ 4.25%**, 3/31/2015	3,175,561	3,152,614	3,175,561	1.27
Total Electrical Equipment		13,106,410	13,215,168	5.23

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

September 30, 2013 (unaudited)

Security Description, September 30, 2013	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Bank Loans (continued)
Food Stores – Retail
Apple & Eve, LLC, Term Loan* L+ 12.50%, 1.25% L Floor, 12/11/2017	9,812,500	$9,730,174	$9,730,120	3.84%
Fairway Group Acquisition Company, Term Loan* L+ 4.00%, 1.00% L Floor, 8/17/2018	2,957,550	2,957,550	2,966,807	1.17
Sagittarius Restaurants LLC (Del Taco), Initial Term Loan* L+ 5.00%, 1.25% L Floor, 10/1/2018	4,946,429	4,901,559	4,934,063	1.95
Sqwincher Corporation (The), Term Loan* L+ 10.00%, 1.50% L Floor, 8/3/2016	7,423,900	7,344,859	7,486,342	2.96
Total Food Stores – Retail		24,934,142	25,117,332	9.92
Health Services
Ellman International, Inc., Term Loan L+ 7.50%, 1.50% L Floor, 2/28/2014	3,286,697	3,255,395	3,220,963	1.27
Ellman International, Inc., Revolver Base Rate+ 6.50%**, 2/28/2014	1,985,546	1,966,637	1,945,836	0.77
eResearchTechnology, Inc., Term Loan* L+ 4.75%, 1.25% L Floor, 5/2/2018	6,451,250	6,422,482	6,451,250	2.55
Virtual Radiologic Corporation, Term Loan B* L+ 5.50%, 1.75% L Floor, 12/22/2016	4,887,500	4,859,222	3,079,125	1.22
Walnut Hill Physicians' Hospital, Construction Loan 12.50%, 11/29/2013	1,959,728	1,959,728	1,959,728	0.77
Total Health Services		18,463,464	16,656,902	6.58
Hotels and Motels
Buffalo Thunder Inc., Term Loan* L+ 3.00%, 1/1/2014	1,237,039	1,228,183	1,237,039	0.49
Total Hotels and Motels		1,228,183	1,237,039	0.49
Insurance Agents
Worley Claims Services, LLC, Term Loan* L+ 11.00%, 1.50% L Floor, 7/6/2017	6,640,584	6,540,648	6,824,170	2.69
Total Insurance Agents		6,540,648	6,824,170	2.69
Metal Mining
Metal Services LLC (Phoenix), Term Loan* L+ 6.50%, 1.25% L Floor, 6/30/2017	3,248,182	3,201,684	3,264,423	1.29
Total Metal Mining		3,201,684	3,264,423	1.29

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

September 30, 2013 (unaudited)

Security Description, September 30, 2013	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Bank Loans (continued)
Miscellaneous Manufacturing
Arctic Glacier USA, Inc., Term Loan (First Lien)* L+ 4.75%, 1.25% L Floor, 5/10/2019	4,713,188	$4,691,180	$4,699,425	1.87%
Alpha Packaging Holdings, Inc., Tranche B Term Loan* L+ 4.50%, 1.25% L Floor, 9/17/2016	3,152,500	3,103,444	3,089,450	1.22
Anchor Hocking, LLC (EveryWare Global), Term Loan L+ 6.25%, 1.25% L Floor, 5/21/2020	6,982,500	6,917,049	7,034,869	2.78
Axia Acquisition Corporation, Term Loan A L+ 9.00%, 2.00% L Floor, 3/12/2016	1,780,403	1,695,978	1,709,187	0.67
Expera Specialty Solutions, LLC, Term Loan* L+ 10.75%, 1.25% L Floor, 12/26/2018	6,982,500	6,849,923	7,017,413	2.77
Kranos Acquisition Corp., Term Loan* L+ 11.00%, 1.00% L Floor, 6/15/2017	10,000,000	9,925,904	10,170,685	4.01
Nursery Supplies, Inc., Term Loan* L+ 7.50%, 1.00% L Floor, 6/13/2018	11,500,000	11,445,964	11,445,424	4.51
Ranpak Corp., Second Lien Term Loan* L+ 7.25%, 1.25% L Floor, 4/23/2020	1,000,000	990,677	1,020,000	0.40
Valterra Products Holdings, LLC, Term Loan* L+ 9.00%, 1.00% L Floor, 5/31/2018	8,736,404	8,573,446	8,573,350	3.39
Total Miscellaneous Manufacturing		54,193,565	54,759,803	21.62
Miscellaneous Retail
PSP Group, LLC, Term Loan* L+ 4.75%, 1.50% L Floor, 9/13/2016	4,422,706	4,388,357	4,400,592	1.74
Total Miscellaneous Retail		4,388,357	4,400,592	1.74
Miscellaneous Services
Ascensus, Inc., Initial Term Loan* L+ 6.75%, 1.25% L Floor, 12/21/2018	3,970,000	3,900,923	4,009,700	1.58
Attachmate Corporation, Second Lien Term Loan L+ 9.50%, 1.50% L Floor, 11/22/2018	4,865,221	4,908,980	4,776,041	1.89
Centiv Holding Company, Term Loan* 14.50%, 9/6/2016	7,200,000	7,082,809	7,268,709	2.87
Global Traffic Technologies, LLC, Term Loan A* L+ 5.25%, 1.25% L Floor, 6/30/2015	3,316,401	3,278,110	3,283,237	1.29
Global Traffic Technologies, LLC, Term Loan B* L+ 5.25%, 1.25% L Floor, 6/30/2015	3,560,206	3,536,434	3,524,604	1.39
NAP Asset Holdings Ltd., Canadian Term Loan* L+ 7.00%, 1.00% L Floor, 3/22/2018	2,906,490	2,880,194	2,880,178	1.14
NAP Asset Holdings Ltd., Term Loan* L+ 7.00%, 1.00% L Floor, 3/22/2018	6,505,001	6,446,149	6,446,113	2.55
RRHC Acquisition, Inc. (Randall Reilly), Term Loan* Base Rate+ 6.50%**, 2/28/2014	10,557,648	10,557,648	10,557,648	4.17
Sprint Industrial Holdings, LLC, Term Loan L+ 5.75%, 1.25% L Floor, 5/14/2019	5,985,000	5,929,076	6,007,444	2.37
Vision Solutions, Inc., Term Loan (First Lien)* L+ 4.50%, 1.50% L Floor, 7/23/2016	5,256,172	5,229,607	5,256,172	2.08
Total Miscellaneous Services		53,749,930	54,009,846	21.33

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

September 30, 2013 (unaudited)

Security Description, September 30, 2013	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Bank Loans (continued)
National Security
Scitor Corporation, Term Loan* L+ 3.50%, 1.50% L Floor, 2/15/2017	6,639,773	$6,631,200	$6,540,176	2.58%
Sirius Computer Solutions (SCS Holdings I Inc.), Term Loan* L+ 5.75%, 1.25% L Floor, 12/7/2018	3,423,077	3,393,596	3,465,865	1.37
Six3 Systems, Inc., Term Loan* L+ 5.75%, 1.25% L Floor, 10/4/2019	4,962,500	4,920,020	4,987,313	1.96
Total National Security		14,944,816	14,993,354	5.91
Oil & Gas
Anchor Drilling Fluids USA, Inc., Term Loan B L+ 9.25%, 2.00% L Floor, 3/5/2014	12,414,773	12,407,240	12,414,773	4.90
Varel International Energy Funding Corp., Term Loan* L+ 7.75%, 1.50% L Floor, 7/17/2017	7,820,000	7,688,559	7,976,400	3.14
Total Oil & Gas		20,095,799	20,391,173	8.04
Printing & Publishing
Cengage Learning, Inc., Tranche B (Extended)*(1) 0.00%**, 7/5/2017	5,934,450	5,934,450	4,342,771	1.71
Penn Foster, Inc., Term Loan* Base Rate+ 5.00%**, 3/31/2015	1,170,926	1,170,926	1,030,415	0.41
Penton Media, Inc., Revolver L+ 5.00%, 1.00% L Floor, 8/1/2014	5,758,885	5,644,975	5,781,433	2.28
Playboy Enterprises, Inc., Term Loan* L+ 6.00%, 1.25% L Floor, 3/6/2017	7,571,885	7,528,503	7,382,588	2.91
Total Printing & Publishing		20,278,854	18,537,207	7.31
Restaurants
BMP/Pennant Holdings, LLC, Term Loan A* L+ 5.00% Cash, L+1.00% PIK, 6/27/2014	2,834,059	2,715,538	2,692,356	1.06
BMP/Pennant Holdings, LLC, Term Loan B L+ 6.00% Cash, L+6.00% PIK, 6/27/2014	634,924	609,721	349,208	0.14
Total Restaurants		3,325,259	3,041,564	1.20
Specialty Services
SI Organization, Inc. (The), New Tranche B Term Loan* L+ 4.25%, 1.25% L Floor, 11/22/2016	3,890,450	3,878,928	3,832,093	1.51
Total Specialty Services		3,878,928	3,832,093	1.51
Textile Products
Universal Fiber Systems, LLC, Term Loan* L+ 5.75%, 1.75% L Floor, 6/26/2015	4,000,000	3,984,488	4,000,000	1.58
Total Textile Products		3,984,488	4,000,000	1.58

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

September 30, 2013 (unaudited)

Security Description, September 30, 2013	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Bank Loans (continued)
Transportation Services
EZE Trucking, LLC, Term Loan* Base Rate+ 8.75%**, 7/31/2018	10,462,500	$10,209,818	$10,209,675	4.04%
Fleetgistics Holdings, Inc., Term Loan* L+ 5.88%, 2.00% L Floor, 3/23/2015	1,759,973	1,761,508	1,717,734	0.69
MXD Group, Inc. (fka Exel Direct Inc.), Term Loan* L+ 5.50%, 5/31/2018	14,000,000	13,735,698	13,738,708	5.43
Ozburn-Hessey Holding Company LLC, Term Loan B* L+ 7.00%, 1.50% L Floor, 5/23/2019	6,483,750	6,422,789	6,475,645	2.57
Raymond Express International, LLC, Term Loan* L+ 7.75%, 1.75% L Floor, 2/28/2018	4,517,118	4,476,327	4,476,302	1.78
Stafford Logistics, Inc., Term Loan* L+ 5.50%, 1.25% L Floor, 6/26/2019	3,843,431	3,805,808	3,843,431	1.52
State Class Tankers II LLC, Term Loan L+ 5.50%, 1.25% L Floor, 6/20/2020	5,000,000	5,001,012	5,000,000	1.97
Total Transportation Services		45,412,960	45,461,495	18.00
Wholesale Durable Goods
Howard Berger Co. LLC, Term A Loan* L+ 5.75%, 1.25% L Floor, 8/3/2017	1,880,722	1,859,080	1,778,141	0.70
Total Wholesale Durable Goods		1,859,080	1,778,141	0.70
Total Bank Loans		$396,195,302	$394,605,196	155.81%
Financial Assets
Consumer Finance Services
GLC Trust 2013-2(2)	9,169,826	$9,169,826	$9,169,826	3.62%
Total Consumer Finance Services		9,169,826	9,169,826	3.62
Total Financial Assets		$9,169,826	$9,169,826	3.62%
Total Non-Control/Non-Affiliate Investments		$411,599,456	$411,639,066	162.53%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

September 30, 2013 (unaudited)

Security Description, September 30, 2013	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Unfunded Obligations
Communications
HC Cable OpCo, LLC, Revolver 0.50%, 2/28/2014	489,362	$(8,207)	$(8,212)	—%
Total Communications		(8,207)	(8,212)	—
Miscellaneous Manufacturing
Valterra Products Holdings, LLC, Revolver 0.50%, 5/31/2018	1,588,437	(29,629)	(29,646)	(0.01)
Total Miscellaneous Manufacturing		(29,629)	(29,646)	(0.01)
Miscellaneous Services
Global Traffic Technologies, LLC, Revolver 0.50%, 6/30/2015	1,458,439	(9,738)	(14,584)	(0.01)
Total Miscellaneous Services		(9,738)	(14,584)	(0.01)
Printing & Publishing
Penton Media, Inc., Revolver 0.50%, 8/1/2014	694,141	(22,027)	(22,560)	(0.01)
Total Printing & Publishing		(22,027)	(22,560)	(0.01)
Transportation Services
EZE Trucking, LLC, CapEx A Loan 0.50%, 8/1/2014	1,400,000	(33,812)	(33,831)	(0.01)
Raymond Express International, LLC, Revolver 0.50%, 2/28/2018	537,752	(4,856)	(4,859)	—
Total Transportation Services		(38,668)	(38,690)	(0.01)
Total Unfunded Obligations		$(108,269)	$(113,692)	(0.04)%
Total Investments – United States		$411,491,187	$411,525,374	162.49%

*	Denotes that all or a portion of the loan secures the loans under the CLO Facility II (see Note 7).
**	Reference to an alternate base rate is commonly based on the Federal Funds Rate or the Prime Rate.
(1)	Investment in default and on non-accrual status. The contractual default interest rate as of September 30, 2013 was 5.75% (LIBOR + 5.50%).
(2)	GLC Trust 2013-2 includes 925 small balance consumer loans with an average par of $9,909, a weighted average adjusted rate of 16.6% and a weighted average maturity of 9/21/2017. As of September 30, 2013, the Company had an outstanding commitment to purchase an additional $341,315 of loans.

All debt and preferred equity investments were income producing as of September 30, 2013 except as noted above. Common equity investments are non-income producing unless otherwise noted.

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

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

For the three and nine months ended September 30, 2013 and September 30, 2012

	Three months ended September 30, 2013	Three months ended September 30, 2012	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Investment income
Interest	$9,337,744	$5,857,704	$22,422,333	$18,493,205
Total investment income	9,337,744	5,857,704	22,422,333	18,493,205
Expenses
Interest	1,898,139	1,304,782	4,900,895	4,877,904
Loss on refinancing of senior secured notes (see Note 7)	426,714	—	426,714	3,352,725
Management fees	1,863,177	619,286	4,408,507	1,627,798
Incentive fees	—	—	—	—
Professional fees	355,522	204,747	963,893	662,243
Directors' fees	100,000	74,781	268,680	222,716
Administrator expenses	217,743	50,334	587,766	150,304
Ratings fees	—	—	—	—
Other expenses	425,304	114,889	816,079	312,197
Total expenses	5,286,599	2,368,819	12,372,534	11,205,887
Base management fees waived	(1,863,177)	—	(3,815,756)	—
Directors' fees waived	—	—	(34,426)	—
Administrator expenses waived	—	—	(101,197)	—
Net expenses	3,423,422	2,368,819	8,421,155	11,205,887
Net investment income	5,914,322	3,488,885	14,001,178	7,287,318
Realized and unrealized gain/(loss) on investments
Net realized gain/(loss) from investments	(5,689,915)	1,022,499	(11,041,153)	2,900,617
Net change in unrealized appreciation/(depreciation) on investments	6,528,917	(1,026,186)	13,866,761	(1,504,219)
Net realized and unrealized gain/(loss) on investments	839,002	(3,687)	2,825,608	1,396,398
Net increase in net assets resulting from operations	$6,753,324	$3,485,198	$16,826,786	$8,683,716
Net investment income per common share/members' capital per unit(1)	$0.35	$0.33	$0.95	$0.69
Basic earnings per common share/members' capital per unit(1)	$0.40	$0.33	$1.15	$0.83
Basic weighted average common shares/members' capital units outstanding(1)	16,758,779	10,498,544	14,672,034	10,498,544
Dividends and distributions declared per common share/members' capital per unit(2)	$0.35	$—	$1.64	$—

(1)	Adjusted for Reverse Stock Split. See Note 1.
(2)	Calculated using basic weighted average common shares/members’ capital units outstanding.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets/Members’ Capital (unaudited)

For the nine months ended September 30, 2013 and September 30, 2012

	September 30, 2013	September 30, 2012
Increase in net assets/members' capital from operations:
Net investment income	$14,001,178	$7,287,318
Net realized gain/(loss) from investments	(11,041,153)	2,900,617
Net change in unrealized appreciation/(depreciation) on investments	13,866,761	(1,504,219)
Net increase in net assets/members' capital from operations:	16,826,786	8,683,716
Dividends and distributions to stockholders:
Distributions-in-kind(1)	(9,991,329)	—
Cash distributions	(14,131,146)	—
Total dividends and distributions to stockholders	(24,122,475)	—
Common Share transactions
Issuance of common stock, net of underwriting costs	87,463,519	—
Offering costs	(564,140)	—
Net increase in net assets/members' capital from common share transactions:	86,899,379	—
Total increase/(decrease) in net assets/members' capital	79,603,690	8,683,716
Net assets/members' capital at beginning of period	173,669,492	171,072,005
Net assets/members' capital at end of period	$253,273,182	$179,755,721
Net asset value per common share/members' capital per unit	$15.11	$17.12
Common shares/members' capital outstanding at end of period(2)	16,758,779	10,498,544

(1)	Distributions-in-kind were made to only those investors which held shares of the Company’s common stock prior to the IPO.
(2)	Adjusted for Reverse Stock Split. See Note 1.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

  Consolidated Statements of Cash Flows (unaudited)

For the nine months ended September 30, 2013 and September 30, 2012

	September 30, 2013	September 30, 2012
Cash flows from operating activities
Net income	$16,826,786	$8,683,716
Adjustments to reconcile net income to net cash used in operating activities:
Net accretion of discounts on investments	(1,120,020)	(1,583,561)
Net realized (gain)/loss from investments	11,041,153	(2,900,617)
Amortization of discount on senior secured notes payable	—	3,352,725
Loss on refinancing of senior secured notes	426,714	67,494
Amortization of deferred debt issuance costs	774,996	654,682
Net change in unrealized (appreciation)/depreciation on investments	(13,866,761)	1,504,219
Purchases of investments	(344,138,532)	(81,966,808)
Paydowns of investments	100,032,951	129,156,666
Sales of investments	47,041,620	34,534,036
Changes in operating assets and liabilities:
Decrease (increase) in cash and cash equivalents, restricted	39,122,051	(30,183,899)
(Increase) in due from counterparties	(4,761)	—
(Increase) decrease in accrued interest receivable	(783,394)	49,649
Decrease (increase) in deferred offering costs	—	(482,812)
(Increase) decrease in other assets	(673,305)	10,417
Decrease (increase) in due to counterparties	(5,452,446)	6,915,000
Increase (decrease) in payables to affiliates	226,864	(196,811)
Decrease in interest payable on notes payable	(423,038)	(276,028)
(Decrease) increase in accrued expenses and other payables	(108,288)	386,629
Net cash (used in) provided by operating activities	(151,077,410)	67,724,697
Cash flows from financing activities
Capital contributions	87,463,519	—
Distributions	(14,131,146)	—
Offering costs	(564,140)	—
Payments for financing costs	(3,008,822)	(3,199,375)
Repayment of senior secured notes payable	—	(219,500,000)
Proceeds from borrowing on term loan	12,748,370	125,000,000
Proceeds from borrowing on revolving loan	50,000,000	—
Net cash provided by (used in) financing activities	132,507,781	(97,699,375)
Net (decrease) increase in cash and cash equivalents	(18,569,629)	(29,974,678)
Cash and cash equivalents at beginning of period	21,680,791	47,927,874
Cash and cash equivalents at end of period	$3,111,162	$17,953,196
Supplemental disclosure of cash flow information
Cash paid for interest expense	$4,549,104	$4,431,859

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2013

1. Organization

Garrison Capital Inc. (“GARS” and, collectively with its subsidiaries, the “Company”, “we” or “our”) is a Delaware corporation and is an externally managed, closed-end, non-diversified management investment company. GARS has filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, GARS has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for the period beginning October 9, 2012 and ended March 31, 2013.

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

September 30, 2013

1. Organization  – (continued)

On April 25, 2011, Garrison Capital Equity Holdings LLC was formed for the purpose of holding minority equity investments in middle-market companies. Garrison Capital Equity Holdings LLC is 100% owned by GARS.

On April 19, 2012, GARS formed Garrison Funding 2012-1 Manager LLC, a Delaware limited liability company (“GF 2012-1 Manager”). This entity is a wholly-owned consolidated subsidiary of GARS created for the purpose of acquiring and holding an investment in Garrison Funding 2012-1 LLC, a Delaware limited liability company (“GF 2012-1”). On September 23, 2013, in anticipation of refinancing the credit facility of GF 2012-1, GF 2012-1 Manager effected a name change to Garrison Funding 2013-2 Manager LLC (“GF 2013-2 Manager”).

On April 19, 2012, GARS formed GF 2012-1 LLC for the purpose of acquiring or participating in U.S. dollar-denominated senior secured or second lien corporate loans and to acquire up to $150 million in financing.

On May 21, 2012, GF 2012-1 entered into a $150.0 million credit facility (the “Credit Facility”), consisting of $125.0 million of term loans (“Class A-T Loans”) and $25.0 million of revolving loans (Class A-R Loans”), which was utilized to refinance the GF 2010-1 Notes (as defined in Note 7).

On July 24, 2013, GARS formed Garrison Funding 2013-2 Ltd. (“GF 2013-2”), a Cayman Islands exempted company for the purpose of refinancing the Credit Facility. On September 25, 2013 (the “Refinancing Date”), under Part XVI of the Cayman Islands Companies Law (2012 Revision), GF 2013-2 and GF 2012-1 merged with GF 2013-2 remaining as the surviving entity (the “Merger”). On the effective date of the Merger, all of the rights, the property, and the business, undertaking, goodwill, benefits, immunities and privileges of each individual company immediately vested in the surviving company.

On the Refinancing Date, GF 2013-2 completed a $350.0 million collateralized loan obligation (the “CLO Facility II”) through a private placement, the proceeds of which were utilized, along with cash on hand, to refinance the existing Credit Facility (see Note 7). Immediately following the completion of CLO Facility II, GF 2013-2 Manager owned 100% of the Subordinated Notes (as defined below). GF 2013-2 Manager serves as collateral manager to GF 2013-2, and has entered into a sub-collateral management agreement with the Investment Adviser.

On May 17, 2013, GARS formed GLC Trust 2013-2, a Delaware statutory trust (“GLC Trust 2013-2”). This entity is a wholly-owned subsidiary of GARS created for the purpose of investing in a portfolio of small balance consumer loans. GLC Trust 2013-2 is 100% owned by GARS.

On August 13, 2013, Garrison Capital Equity Holdings II LLC was formed for the purpose of holding minority equity investments in middle-market companies. Garrison Capital Equity Holdings II LLC is 100% owned by GARS.

On August 15, 2013, Walnut Hill Leasing II LLC was formed for the purpose of holding a first lien equipment loan. Walnut Hill Leasing II LLC is 100% owned by GARS.

American Stock Transfer & Trust Company, LLC (“AST”) serves as our transfer and dividend paying agent and registrar.

GARS entered into a custody agreement, which was effective as of October 9, 2012 (the “Custody Agreement”), with Deutsche Bank Trust Company Americas (the “Custodian”) to act as custodian for GARS. Deutsche Bank Trust Company Americas is also the trustee of GF 2013-2.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2013

1. Organization  – (continued)

GARS entered into an administration agreement, which was effective as of October 9, 2012 (the “Administration Agreement”), with Garrison Capital Administrator LLC, a Delaware limited liability company (the “GARS Administrator”).

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

Basis for Consolidation

The Company generally consolidates any investment company when it owns 100% of its partners’ or members’ capital or equity units. ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries.

GF 2013-2 Manager owns a 100% interest in GF 2013-2, which is deemed to be an investment company, and also provides collateral management services solely to GF 2013-2. As such, GARS has consolidated the accounts of these entities into these financial statements. As a result of this consolidation, the amounts outstanding under the CLO Facility II are treated as the Company’s indebtedness.

Garrison Capital Equity Holdings LLC, Garrison Capital Equity Holdings II LLC, Walnut Hill Leasing II LLC and GLC Trust 2013-2 are 100% owned investment companies. As such, GARS has consolidated the accounts of these entities into these financial statements.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2013

2. Significant Accounting Policies  – (continued)

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

As of September 30, 2013 and December 31, 2012, all of the Company’s investments were Non-Control/Non-Affiliate investments.

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

Cash and Cash Equivalents

The Company defines cash equivalents as highly liquid financial instruments with original maturities of three months or less including those held in overnight sweep bank deposit accounts. At September 30, 2013 and December 31, 2012, cash held in designated bank accounts with its custodian was $2,286,348 and $21,669,437, respectively. At September 30, 2013 and December 31, 2012, cash held in designated bank accounts with other major financial institutions was $824,814 and $11,354, respectively.

Cash and Cash Equivalents, restricted

Cash and cash equivalents, restricted at September 30, 2013 and December 31, 2012 included cash of $30,780,085 and $69,902,136, respectively, held by GF 2013-2 in designated bank accounts with its custodian. GF 2013-2 is required to use a portion of these amounts to pay interest expense, reduce borrowings at the end of the investment period and to pay other amounts in accordance with the terms of the indenture of the CLO Facility II. Funds held by GF 2013-2 are not available for general use by the Company.

There were no cash equivalents, restricted held as of September 30, 2013 and December 31, 2012.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2013

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

The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of September 30, 2013 and December 31, 2012, the Company had one investment that was placed on non-accrual status.

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

Interest Expense

Interest expense is recorded on an accrual basis and is adjusted for amortization of deferred debt issuance costs and any original issue discount.

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

Amendment fees are paid in connection with loan amendments and waivers and are recognized upon completion of the amendments or waivers, generally when such fees are receivable. Any such fees are included in interest income on the consolidated statements of operations. For the three months ended September 30, 2013 and September 30, 2012, other income in the amount of $45,414 and $30,636, respectively, was included in interest income. For the nine months ended September 30, 2013 and September 30, 2012, other income in the amount of $446,744 and $301,011, respectively, was included in interest income.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2013

2. Significant Accounting Policies  – (continued)

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2013

2. Significant Accounting Policies  – (continued)

Valuation of Investments – (continued)

With respect to investments for which market quotations are not readily available, our Board will undertake a multi-step valuation process each quarter, as described below:

•	The Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by investment professionals of the Investment Adviser responsible for credit monitoring.
•	Preliminary valuation conclusions are then documented and discussed with our senior management and the Investment Adviser.
•	The valuation committee of the Board reviews these preliminary valuations.
•	At least once annually, the valuation for each portfolio investment that does not have a readily available quotation is reviewed by an independent valuation firm, subject to the de minimis exception described above.
•	The Board discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith.

Net assets/Members’ capital could be materially affected if the determinations regarding the fair value of the investments were materially higher or lower than the values that are ultimately realized upon the disposal of such investments.

Offering Costs

Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of the IPO as discussed in Note 1 and are charged against proceeds from the offering when received. Total offering costs of $564,140 were charged against proceeds for the nine months ended September 30, 2013.

The Company previously expensed $1,676,117 of costs related to its delayed offering in 2012. Of those costs, $0 and $317,976 were included in accrued expenses and other payables as of September 30, 2013 and December 31, 2012, respectively.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2013

2. Significant Accounting Policies  – (continued)

Dividends and Distributions – (continued)

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

Earnings and net asset value per share

The earnings per share, net asset value per share and average shares outstanding calculations for the nine months ended September 30, 2012 are based on the assumption that the number of shares issued on the date of the Conversion (10,498,544 shares of common stock) had been issued on January 1, 2012, as adjusted for the Reverse Stock Split.

Income Taxes

Prior to the Conversion, Garrison Capital LLC was treated as a partnership for U.S. federal, state and local income tax purposes and, therefore, no provision has been made in the accompanying consolidated financial statements for federal, state or local income taxes. In accordance with the partnership tax law requirements, each partner would include their respective components of Garrison Capital LLC’s taxable profits or losses, as shown on their Schedule K-1s in their respective tax or information returns. GF 2013-2, GF 2013-2 Manager, Garrison Capital Equity Holdings LLC, Garrison Capital Equity Holdings II LLC and Walnut Hill Leasing II LLC are disregarded entities for tax purposes. GLC Trust 2013-2 is a grantor trust for U.S. taxable income purposes, whereby the income reverts to GARS.

As discussed in Note 1, for tax purposes, GARS elected to be treated as a RIC under Subchapter M of the Code, for the period from the date of the Conversion, beginning October 9, 2012, and for future taxable years. Such election has been made upon the filing of the Company’s first tax return for the above-mentioned period. Accordingly, no provision for federal income tax has been made in the financial statements for the nine months ended September 30, 2013. For its most recent tax year ended March 31, 2013, GARS has made certain reclassification adjustments with respect to permanent differences between book and tax in the component of net assets on the statement of financial condition discussed below.

GARS complies with all RIC qualification provisions contained in the Code including certain source-of-income and asset diversification requirements as well as distribution requirements to our stockholders equal to at least 90% of “investment company taxable income”. “Investment company taxable income” is generally defined as net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses. As a RIC, GARS generally does not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that it distributes to its stockholders in a timely manner. However, GARS is subject to U.S. federal income taxes at regular corporate tax rates on any net ordinary income or net capital gain not distributed to its stockholders assuming at least 90% of its investment company taxable income is distributed.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2013

2. Significant Accounting Policies  – (continued)

Income Taxes – (continued)

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

The Company is required to determine whether a tax position of the Company is more likely-than-not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that could negatively impact the Company’s net assets.

U.S. GAAP provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2013

2. Significant Accounting Policies  – (continued)

Income Taxes – (continued)

The Company has concluded that it was not necessary to record a liability for any such tax positions as of September 30, 2013 and December 31, 2012. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed as of September 30, 2013 and December 31, 2012. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statement of operations.

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

The terms of the Bank Loans may require the Company to extend to a borrower additional credit or provide funding for any unfunded portion of such Bank Loans at the request of the borrower. This exposes the Company to potential liabilities that are not reflected on the consolidated statements of financial condition. As of September 30, 2013 and December 31, 2012, the Company had $6,168,131 and $1,994,153 of unfunded obligations with a fair value of $(113,692) and $(234,340), respectively. The negative fair value is the result of the unfunded commitment being valued below par.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2013

3. Investments  – (continued)

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2013

4. Fair Value of Financial Instruments  – (continued)

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

The following table summarizes the valuation of the Company’s investments measured at fair value based on the fair value hierarchy detailed above as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013
	Level 1	Level 2	Level 3	Total
Senior Secured	$—	$—	$373,702,258	$373,702,258
Second Lien	—	—	13,756,388	13,756,388
Mezzanine	—	—	7,032,858	7,032,858
Preferred Equity Investments	—	—	4,453,182	4,453,182
Common Equity Investments	—	—	3,410,862	3,410,862
Financial Assets	—	—	9,169,826	9,169,826
	$—	$—	$411,525,374	$411,525,374

	As of December 31, 2012			Total
	Level 1	Level 2	Level 3
Senior Secured	$—	$—	$217,225,589	$217,225,589
Second Lien	—	—	2,625,596	2,625,596
Common Equity Investments	—	—	254,600	254,600
	$—	$—	$220,105,785	$220,105,785

The net change in unrealized appreciation/(depreciation) for the nine months ended September 30, 2013 and September 30, 2012 reported within the net change in unrealized appreciation/(depreciation) on investments in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets was $13,866,763 and $(1,504,222), respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2013

4. Fair Value of Financial Instruments  – (continued)

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the nine months ended September 30, 2013:

	Nine Months Ended September 30, 2013
	Senior Secured Investments	Second Lien Investments	Mezzanine Investments	Preferred Equity Investments	Common Equity Investments	Financial Assets	Total
Fair value, beginning of period	$217,225,589	$2,625,596	$—	$—	$254,600	$—	$220,105,785
Transfers into Level 3(1)	—	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—	—
Total net realized and unrealized gain/(loss) on investments	1,372,228	(158,583)	(579)	1,731,608	(101,992)	—	2,842,682
Total net accretion of discounts on investments	1,074,793	28,154	—	—	—	—	1,102,947
Purchases/Issuances	310,048,792	11,416,249	7,033,437	2,721,574	3,748,653	9,169,826	344,138,531
Sales(2)	(56,141,221)	—	—	—	(490,399)	—	(56,631,620)
Paydowns	(99,877,923)	(155,028)	—	—	—	—	(100,032,951)
Fair value, end of period	$373,702,258	$13,756,388	$7,032,858	$4,453,182	$3,410,862	$9,169,826	$411,525,374
Net change in unrealized appreciation/(depreciation) included in earnings related to investments still held at reporting date	$805,792	$(157,318)	$(580)	$—	$1,629,639	$—	$2,277,533

(1)	Transfers into or out of Level 1, 2 or 3 are recognized at the reporting date. There were no transfers of investments between levels by the Company for the nine months ended September 30, 2013.
(2)	Includes $9,991,329 Distribution-in-Kind.

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the nine months ended September 30, 2012:

	Nine Months ended September 30, 2012
	Senior Secured Investments	Second Lien Investments	Equity Investments	Total
Fair value, beginning of period	$315,424,066	$4,376,068	$978,491	$320,778,625
Transfers into Level 3(1)	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—
Total net realized and unrealized gain/(loss) on investments	1,680,186	201,553	(485,341)	1,396,398
Total net accretion of discounts on investments	1,508,588	74,973	—	1,583,561
Purchases	81,966,808	—	—	81,966,808
Issuances	—	—	—	—
Sales	(34,534,036)	—	—	(34,534,036)
Paydowns	(127,136,417)	(2,020,249)	—	(129,156,666)
Fair value, end of period	$238,909,195	$2,632,345	$493,150	$242,034,690
Net change in unrealized appreciation/(depreciation) included in earnings related to investments still held at reporting date	$(2,911,636)	$1,314	$(485,341)	$(3,395,663)

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2013

4. Fair Value of Financial Instruments  – (continued)

(1)	Transfers into or out of Level 1, 2 or 3 are recognized at the reporting date. There were no transfers of investments between levels by the Company for the nine months ended September 30, 2012.

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at September 30, 2013:

	Fair Value at September 30, 2013	Valuation Technique	Unobservable Input		Range		Weighted Average
					Low	High
Senior Secured Investments(1)	$373,702,258	Comparable yield approach	Market rate	(2)	3.2%	24.1%	9.4%
		Market comparable companies	EBITDA multiple		4.2x	23.4x	7.0x
Second Lien Investments	13,756,388	Comparable yield approach	Market rate	(2)	7.8%	11.5%	9.8%
		Market comparable companies	EBITDA multiple		5.0x	10.6x	8.0x
Mezzanine Investments	7,032,858	Comparable yield approach	Market rate	(2)	14.5%	14.5%	14.5%
		Market comparable companies	EBITDA multiple		7.6x	7.6x	7.6x
Equity Investments	6,864,044	Market comparable companies	EBITDA multiple		5.0x	7.0x	5.0x
Financial Assets	9,169,826	Discounted cash flows	Interest rate		11.4%	30.8%	16.9%
			Prepayment rate		50.0%	80.0%	67.1%
			Unit loss rate		3.7%	27.9%	10.6%
			Discount rate		10.0%	10.0%	10.0%
Total(3)	$410,525,374

(1)	Includes total unfunded obligations of $(113,692).
(2)	Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.
(3)	Fair value for purposes of this table excludes an equity investment in a consumer lending platform, which is valued at recent transaction price of $1.0 million and for which the cost basis approximates fair value.

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at December 31, 2012:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input		Range		Weighted Average
					Low	High
Senior Secured Investments(1)	$217,225,589	Comparable yield approach	Market rate	(2)	3.0%	15.4%	9.5%
		Market comparable companies	EBITDA multiple		4.5x	11.5x	6.9x
Second Lien Investments	2,625,596	Comparable yield approach	Market rate	(2)	7.8%	7.8%	7.8%
		Market comparable companies	EBITDA multiple		5.0x	5.0x	5.0x
Equity Investments	254,600	Market comparable companies	EBITDA multiple		5.3x	7.0x	5.7x
Total	$220,105,785

(1)	Includes total unfunded obligations of ($234,340).
(2)	Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2013

4. Fair Value of Financial Instruments  – (continued)

Significant unobservable inputs used in the fair value measurement of the reporting entity’s Bank Loans include indicative bid quotations obtained from independent third party pricing services (“consensus pricing”), multiples of market comparable companies, and relative comparable yields.

Significant decreases (increases) in consensus pricing or market comparables could result in significantly lower (higher) fair value measurements. Significant increases (decreases) in comparable yields could result in significantly lower (higher) fair value measurements. Generally, a change in the assumption used for relative comparable yields is accompanied by a directionally opposite change in the assumptions used for pricing.

Significant unobservable inputs used in the fair value measurement of the reporting entity’s Financial Assets include interest rate, prepayment rate, unit loss rate and discount rate.

Significant decreases (increases) in interest rates or prepayment rates could result in significantly lower (higher) fair value measurements. Significant increases (decreases) in unit loss rates or discount rates could result in significantly lower (higher) fair value measurements.

The composition of the Company’s portfolio by industry at cost and fair value as of September 30, 2013 was as follows:

Industry	Cost of Investments		Fair Value of Investment
Miscellaneous Services	$53,740,192	13.0%	$53,995,262	13.3%
Miscellaneous Manufacturing	54,370,433	13.2	54,936,654	13.3
Transportation Services	45,642,093	11.1	45,588,633	11.1
Broadcasting & Entertainment	14,767,068	3.6	14,763,721	3.6
Food Stores - Retail	24,934,142	6.1	25,117,332	6.1
Communications	40,942,792	9.9	41,160,439	10.0
Oil & Gas	24,855,829	6.0	26,882,815	6.5
Automotive	21,612,961	5.3	21,747,710	5.3
Health Services	18,463,464	4.5	16,656,902	4.0
Electrical Equipment	13,106,410	3.2	13,215,168	3.2
National Security	14,944,816	3.6	14,993,354	3.6
Printing & Publishing	20,256,827	4.9	18,514,647	4.5
Consumer Finance Services	11,133,289	2.7	11,133,276	2.7
Insurance Agents	6,540,648	1.6	6,824,170	1.7
Chemicals	5,652,369	1.4	5,706,430	1.4
Apparel Products	15,767,935	3.8	15,821,773	3.8
Miscellaneous Retail	4,388,357	1.1	4,400,669	1.1
Textile Products	3,984,488	1.0	4,000,000	1.0
Specialty Services	3,878,928	0.9	3,832,093	0.9
Metal Mining	3,201,684	0.8	3,264,423	0.8
Crop Agriculture	2,893,940	0.7	2,913,159	0.7
Restaurants	3,325,259	0.8	3,041,564	0.7
Hotels and Motels	1,228,183	0.3	1,237,039	0.3
Wholesale Durable Goods	1,859,080	0.5	1,778,141	0.4
Total	$411,491,187	100.0%	$411,525,374	100.0%

Refer to the consolidated schedules of investments for detailed disaggregation of the Company’s investments.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2013

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

Amounts due to counterparties were $10,290,000 and $15,742,446 as of September 30, 2013 and December 31, 2012, respectively. Amounts due from counterparties as of September 30, 2013 and December 31, 2012 were $4,761 and $0, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2013

7. Financing

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of September 30, 2013 and December 31, 2012, the Company’s asset coverage for borrowed amounts was 235.0% and 238.9%, respectively.

On November 5, 2010, GF 2010-1 completed a $300,000,000 collateralized loan securitization. GF 2010-1 was the borrower under a collateralized loan obligation facility (the “CLO Facility”) which was refinanced, as further described below. The CLO Facility consisted of senior secured notes (collectively, the “GF 2010-1 Notes”).

On May 21, 2012, GF 2012-1, the Company’s wholly-owned indirect subsidiary, entered into the Credit Facility in an aggregate principal amount of $150,000,000, consisting of $125,000,000 of term loans Class A-T Loans and $25,000,000 of revolving loans Class A-R Loans (collectively, the “GF 2012-1 Loans”) which was utilized, along with cash on hand of GF 2010-1 and Garrison Capital LLC, to redeem the existing GF 2010-1 Notes. On June 5, 2013, GF 2012-1 entered into an agreement to increase the size of the Credit Facility from $150,000,000 to $175,000,000, consisting of $125,000,000 of Class A-T loans and $50,000,000 of Class A-R loans. All other terms of the Credit Facility remained unchanged.

In connection with the execution of the Credit Facility and the redemption of the GF 2010-1 Notes in accordance with the indenture governing such notes, a majority of the loans and other assets owned or financed under such indenture were sold or contributed to GF 2012-1 as collateral for the Credit Facility.

The redemption of the GF 2010-1 Notes resulted in a $3,352,725 loss for the three and nine months ended September 30, 2012 due to the write off of deferred debt issuance costs in the amount of $2,397,825 and the recognition of $954,900 of unamortized original issue discount on the GF 2010-1 Notes, which are included in loss on refinancing of senior secured notes on the consolidated statements of operations. For purposes of the Company’s consolidated financial statements, there were no gains or losses recognized as part of the sale from GF 2010-1 to GF 2012-1.

GARS had the ability to refinance the Credit Facility through a collateralized loan obligation as provided by certain provisions of the Credit Facility agreement.

On the Refinancing Date, GF 2013-2 completed the CLO Facility II through a private placement of (1) $50.0 million of AAA(sf) rated Class A-1R revolving notes (“Class A-1R Notes”), which bear interest at either the CP Rate (as defined in the indenture governing the CLO Facility II) or the London Interbank Offered Rate (“LIBOR”) plus 1.90%; (2) $111.2 million of AAA(sf) rated Class A-1T notes (“Class A-1T Notes”), which bear interest at three-month LIBOR plus 1.80%; (3) $24.2 million of AA(sf) rated Class A-2 notes (“Class A-2 Notes” and collectively with the Class A-1R Notes and the Class A-1T Notes, the “Class A Notes”), which bear interest at three-month LIBOR plus 3.40%; (4) $25.0 million of A(sf) rated Class B notes (“Class B Notes”), which bear interest at three-month LIBOR plus 4.65%; (5) $13.7 million of Class C notes (not rated) (“Class C Notes” and collectively with the Class A Notes and Class B Notes, the “Secured Notes”), which bear interest at three-month LIBOR plus 5.50%; and (6) $126.0 million of subordinated notes (“Subordinated Notes” and collectively with the Class A Notes, Class B Notes and Class C Notes, the “GF 2013-2 Notes”), which do not have a stated interest rate, the proceeds of which were utilized, along with cash on hand, to refinance the existing Credit Facility. All of the GF 2013-2 Notes are scheduled to mature on September 25, 2023. As of September 30, 2013, GARS had retained $22.0 million of the Class A-1T Notes and 100% of the Class C Notes. The Subordinated Notes represent the residual interest in GF 2013-2. Immediately following the completion of CLO Facility II, GF 2013-2 Manager owned 100% of the Subordinated Notes.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2013

7. Financing  – (continued)

The refinance of the Credit Facility resulted in a $426,714 loss for the three and nine months ended September 30, 2013 due to the third party expenses incurred to effect the refinancing in the amount of $426,714, which is included in loss on refinancing of senior secured notes on the consolidated statements of operations.

Fees paid as part of the execution of the Credit Facility, the refinance of the Credit Facility and the execution of the CLO Facility II in the amount of $6,197,695 consisted of facility fees of $3,950,250 and other costs of $2,247,445, which included rating agency fees and legal fees. These costs are included in deferred debt issuance costs on the consolidated statements of financial condition and will be amortized over the stated maturity of the respective loans, with $4,582,313 of deferred debt issuance costs remaining as of September 30, 2013.

The table below shows the notes outstanding under the CLO Facility II as of September 30, 2013:

September 30, 2013	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate	Stated Maturity
Class A-1R Notes:
Class A-1R Notes	$50,000,000	$50,000,000	CP Rate or LIBOR + 1.90%	9/25/2013
Class A-1T Notes:
Class A-1T Notes	88,818,908	89,175,000	LIBOR + 1.80%	9/25/2013
Class A-2 Notes:
Class A-2 Notes	24,029,415	24,150,000	LIBOR + 3.40%	9/25/2013
Class B Notes:
Class B Notes	24,900,047	25,025,000	LIBOR + 4.65%	9/25/2013
	$187,748,370	$188,350,000

The table below shows the loans outstanding under the Credit Facility as of December 31, 2012:

December 31, 2012	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate	Stated Maturity
Class A-T Loans:
Class A-T Loans	$125,000,000	$125,000,000	COF(1)+2.75%	2/21/2020
Class A-R Loans:
Class A-R Loans	—	—	COF(1)+1.25%	2/21/2020
	$125,000,000	$125,000,000

(1)	COF rate. See below for further information.

At September 30, 2013 and December 31, 2012, $0 and $25,000,000, respectively, of the Class A-1R Notes and Class A-R Loans remained undrawn. The Class A-1R Notes and the Class A-R Loans bore a 1.00% and 1.25% annual fee on undrawn amounts, respectively.

The fair value of the GF 2013-2 Notes and the GF 2013-2 Loans approximated the carrying value on the consolidated statements of financial condition at September 30, 2013 and December 31, 2012, respectively.

Through September 25, 2013, the Class A-T Loans and the Class A-R Loans under the Credit Facility bore interest at an annual rate equal to a cost of funds (“COF”) rate plus 3.25%. The COF rate was capped at

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2013

7. Financing  – (continued)

LIBOR plus 0.50%. From September 25, 2013 to September 25, 2023, the Class A-1R Notes bear interest at an annual rate equal to the CP Rate or LIBOR plus 1.90%, the Class A-1T Notes bear interest at an annual rate equal to LIBOR plus 1.80%, the Class A-2 Notes bear interest at an annual rate equal to LIBOR plus 3.40% and the Class B Notes bear interest at an annual rate equal to LIBOR plus 4.65%.

The ability of GF 2013-2 to draw under the Class A-1R Notes terminates on September 25, 2016, which is also the end of the extended reinvestment period, and the CLO Facility II matures on September 25, 2023. The CLO Facility II is secured by all of the assets held by GF 2013-2.

The indenture governing the CLO Facility II provides that, to the extent cash is available from cash collections, the holders of the GF 2013-2 Notes are to receive quarterly interest payments on the 20th business day of February, May, August and November of each year, commencing in February 2014, until the stated maturity.

Under the documents governing the CLO Facility II, there are two coverage tests applicable to the Secured Notes. The first test compares the amount of interest received on the collateral loans held by GF 2013-2 to the amount of interest payable on the Secured Notes under the CLO Facility II in respect of the amounts drawn. To meet this first test, at any time, the aggregate amount of interest received on the collateral loans must equal, after the payment of certain fees and expenses, at least 135.0% of the aggregate amount of interest payable on the Class A Notes, 125.0% of the interest payable on the Class A Notes and Class B Notes, taken together, and 115% of the interest payable on the Class A Notes, Class B Notes and Class C Notes, taken together.

The second test compares the aggregate principal amount of the collateral loans to the aggregate outstanding principal amount of the Secured Notes in respect of the amounts drawn. To meet this second test at any time, the aggregate principal amount of the collateral loans must equal at least 173.4% of the aggregate outstanding principal amount of the Class A Notes, 156.1% of the aggregate principal amount of the Class A Notes and Class B Notes, taken together, and 148.1% of the aggregate outstanding principal amount of the Class A Notes, Class B Notes and Class C Notes, taken together.

If the coverage tests are not satisfied on any date on which compliance is measured, GF 2013-2 will be required to apply available amounts to the repayment of interest on and principal of the GF 2013-2 Notes to the extent necessary to satisfy the applicable coverage tests and, as a result, there may be reduced funds available for GF 2013-2 to make additional investments or to make distributions on the Company’s equity interests in GF 2013-2. Dates on which compliance is measured include each day collateral loans are purchased, originated or sold and the last day of each calendar month. Furthermore, if under the second coverage test the aggregate principal amount of the collateral loans equals 125.0% or less of the aggregate outstanding principal amount on the GF 2013-2 Loans and remains so for ten business days, an event of default will be deemed to have occurred. As of September 30, 2013 and December 31, 2012, the Trustee has asserted that all of the coverage tests were met.

At September 30, 2013 and December 31, 2012, the weighted average interest rate of the Secured Notes and the Class A-T Loans was 2.81% and 3.25%, respectively, and the weighted average effective interest rate, including the effects of deferred debt issuance costs, was 3.20% and 3.53%, respectively. At September 30, 2013 and December 31, 2012, the weighted average interest rate of the Class A-IR Notes and the Class A-R Loans was 2.23% and 1.25%, respectively, and the weighted average effective interest rate, including the effects of deferred debt issuance costs, was 2.37% and 2.50%, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2013

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

For the three and nine months ended September 30, 2013, the Investment Adviser earned management fees under the Investment Advisory Agreement in the amount of $1,863,177 and $4,408,507, respectively, of which $1,863,177 and $3,815,756, respectively, was waived. For the three and nine months ended September 30, 2012, the Investment Adviser earned management fees of $619,286 and $1,627,798, respectively, none of which was waived.

Management fees in the amount of $0 and $112,411 were payable as of September 30, 2013 and December 31, 2012, respectively, and are included in payables to affiliates on the Consolidated Statements of Financial Position.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2013

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

The portion of such incentive fee that is attributable to deferred interest (such as payment-in-kind interest or original issue discount) will be paid to the Investment Adviser, together with any other interest accrued on the loan from the date of deferral to the date of payment, only if and to the extent the Company actually receives such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. Any reversal of such amounts would reduce net income for the quarter by the net amount of the reversal (after taking into account the reversal of incentive fees payable) and would result in a reduction and possibly elimination of the incentive fees for such quarter. For the avoidance of doubt, no incentive will be paid to the Investment Adviser on amounts accrued and not paid in respect of deferred interest.

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

No incentive fees were earned for the three and nine months ended September 30, 2013 or September 30, 2012.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2013

8. Related Party Transactions  – (continued)

Administration Agreement

As discussed in Note 1, GARS entered into the Administration Agreement with GARS Administrator. Under the Administration Agreement, the GARS Administrator provides the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as the GARS Administrator, subject to review by the Board, from time to time determines to be necessary or useful to perform its obligations under the Administration Agreement. The GARS Administrator is responsible for the financial and other records that the Company is required to maintain and prepare reports to stockholders, and reports and other materials filed with the Securities and Exchange Commission (the “SEC”). The GARS Administrator provides on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance. No managerial assistance was provided to any portfolio companies for the nine months ended September 30, 2013.

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

The GARS Administrator agreed to waive any amounts due to it under the Administration Agreement from the date of the Conversion through the quarter in which the Company executed the IPO. Gross Administrator charges for the three and nine months ended September 30, 2013, including amounts payable to the Sub-Administrator as discussed in Note 1, were $217,743 and $587,766, respectively. The amount of these charges waived by the GARS Administrator for the three and nine months ended September 30, 2013 was $0 and $101,197, respectively. Administration fees payable to the GARS Administrator in the amount of $299,017 and $0 were payable as of September 30, 2013 and December 31, 2012, respectively, and are included in payables to affiliates on the consolidated statements of financial position.

Directors’ Fees

The Company’s independent directors each receive an annual fee of $70,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each in-person Board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting.

In addition, the chairman of the audit committee receives an annual fee of $12,500 and each chairman of any other committee receives an annual fee of $5,000 for their additional services in these capacities (all such fees and reimbursements collectively, “Directors’ Fees”). No compensation is paid to directors who are not independent of the Company and the Investment Adviser.

Our independent directors agreed to waive a portion of their fees from the date of the Conversion through the quarter in which the Company executed the IPO.

For the three and nine months ended September 30, 2013, independent directors earned Directors’ Fees of $100,000 and $234,254, respectively (net of fee waivers of $0 and $34,426, respectively). For the three and nine months ended September 30, 2012, independent directors earned Directors’ Fees of $74,781 and $222,716, respectively. Directors’ fees in the amount of $0 and $0 were payable as of September 30, 2013 and December 31, 2012, respectively, and are included in payables to affiliates on the Consolidated Statements of Financial Position.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2013

8. Related Party Transactions  – (continued)

Affiliated Stockholders

GSOF LLC, GSOF-SP LLC, GSOF-SP II LLC, GSOF-SP DB LLC (subsidiaries of Garrison Special Opportunities Fund LP), GSOIF Corporate Loan Pools Ltd. (a subsidiary of Garrison Special Opportunities Institutional Fund LP), Garrison Capital Offshore Ltd. (a subsidiary of Garrison Credit Opportunities Holdings L.P.), Garrison Capital Fairchild I Ltd. (a subsidiary of Fairchild Offshore Fund L.P.), and Garrison Capital Fairchild II Ltd. (a subsidiary of Fairchild Offshore Fund II L.P.) (collectively, the “Garrison Funds”) are all entities that are owned by funds that are managed by the Investment Manager.

At September 30, 2013 and December 31, 2012, the Garrison Funds owned an aggregate of 5,377,364 and 5,334,521, respectively, or 32.1% and 50.8%, respectively, of the total outstanding common shares of GARS. In addition, as of September 30, 2013, officers and directors of the Company directly owned an aggregate of 34,143, or 0.2%, of the total outstanding common shares of GARS. No shares were directly held by officers and directors of the Company as of December 31, 2012.

Other

Garrison Loan Agency Services LLC acts as the administrative and collateral agent for certain loans held by the Company.

The Company may invest alongside other clients of the Investment Manager and their affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations.

9. Financial Highlights

The following table represents financial highlights for the Company for the nine months ended September 30, 2013 and September 30, 2012.

	September 30, 2013	September 30, 2012
Per share data
Net asset value per common share/members' capital per unit at beginning of period	16.54	16.29
Increase in net assets/members' capital from operations:
Net investment income	0.95	0.69
Net realized gain/(loss) on investments	(0.75)	0.28
Net unrealized appreciation on investments	0.95	(0.14)
Net increase in net assets from operations	1.15	0.83
Stockholder transactions
Return of capital	—	—
Distributions-in-kind(1)	(0.95)	—
Cash distributions	(0.94)	—
Dilutive impact of share issuance(2)	(0.69)	—
Total additions from and dividends and distributions to stockholders	(2.58)	—
Net asset value per common share/members' capital per unit at end of period	15.11	17.12
Total book return(3)	6.95%	5.08%
Total market return(4)	-1.47%	N/A
Common shares/members' capital units outstanding at beginning of period	10,498,544	10,498,544
Common shares/members' capital units outstanding at end of period	16,758,779	10,498,544
Weighted average common shares/members' capital units outstanding	14,672,034	10,498,544
Net assets/members' capital at beginning of period	$173,669,492	$171,072,005
Net assets/members' capital at end of period	$253,273,182	$179,755,721

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2013

9. Financial Highlights  – (continued)

	September 30, 2013	September 30, 2012
Average net assets/members' capital(5)	$221,560,995	$177,047,097
Ratio of net investment income to average net assets/members' capital(5)(7)	6.32%	4.12%
Ratio of total expenses to average net assets/members' capital(5)(7)	3.80%	6.33%
Ratio of portfolio turnover to average investments at fair value(8)	43.43%	29.92%
Average outstanding debt(6)	$151,774,837	$166,700,677
Average debt per common share/members' capital per unit	$9.06	$15.88

(1)	Distributions in kind were made to only those investors which held shares of the Company’s common stock prior to the IPO.
(2)	Dilution due to the issuance of shares at IPO at $15.00 per share, which was below net asset value.
(3)	Total return equals the net increase of ending net asset value from operations over the net asset value per common share/members’ capital per unit at beginning of the period.
(4)	Total market return calculated as the change in market price per share based on the initial public offering price per share as of March 27, 2013 and the closing price per share on June 28, 2013.
(5)	Calculated utilizing monthly net assets/members’ capital.
(6)	Calculated based on monthly debt outstanding.
(7)	During the nine months ended September 30, 2013, the Investment Adviser waived $3,815,756 of management fees, the independent directors waived $34,426 of Directors’ fees and the GARS Administrator waived $101,197 of Administrator expenses. Had these expenses not been waived, the ratio of net investment income to average net assets/members’ capital and the ratio of total expenses to average net assets/members’ capital would have been 4.56% and 5.62% respectively.
(8)	Calculated based on monthly average investments at fair value.

10. Net Assets/Members’ Capital

The Company’s authorized stock consists of 100,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.

As discussed in Note 1, on the date of the Conversion, the members of Garrison Capital LLC became stockholders of GARS. An aggregate of 16,758,779 shares of common stock, par value $0.001 per share, were issued and outstanding as of September 30, 2013.

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

For the nine months ended September 30, 2013, there were no shares of preferred stock issued.

Prior to the Conversion, the Company issued limited liability interests (“Units”), as approved by the Board. The Units issued by the Company were not certificated.

For the nine months ended September 30, 2012, the Company did not issue any new Units, although certain Units were transferred between members or their affiliates.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2013

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

12. Earnings per share

The following table sets forth the computation of the net increase in net assets per share resulting from operations, pursuant to FASB ASC 260, Earnings per Share (“ASU 260”), for the nine months ended September 30, 2013 and September 30, 2012:

	Nine Months September 30, 2013	Nine Months September 30, 2012
Net increase in net asset resulting from operations	$16,826,786	$8,683,716
Basic weighted average shares outstanding	14,672,034	10,498,544
Basic earnings per share	$1.15	$0.83

As a result of the Reverse Stock Split, which resulted in the conversion of one share of common stock into 0.9805106 shares of common stock, all amounts related to shares/units, share/unit prices, earnings per share/per unit and dividends per share/unit have been retroactively restated for the nine months ending September 30, 2012.

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

On August 6, 2013, the Board approved a distribution in the amount of $5,865,573, or $0.35 a share, which was paid on September 26, 2013 to stockholders of record as of September 12, 2013.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. Federal Income Tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP. We expect that a portion of distributions will result in a return of capital for the nine months ended September 30, 2013.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2013

15. Subsequent Events

On November 5, 2013, the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which will be paid on December 27, 2013 to stockholders of record as of December 13, 2013.

On October 1, 2013, GARS sold $10.0 million of the $22.0 million Class A-1T Notes that it retained in the CLO Facility II on September 25, 2013. On October 7, 2013, GARS sold $7.0 million of the retained Class A-1T Notes and on October 8, 2013, GARS sold the remaining $5.0 million of the retained Class A-1T Notes.

On November 4, 2013, the Board established a valuation committee. The members of the valuation committee are Roy Guthrie, Cecil Martin, Bruce Shewmaker and Matthew Westwood, each of whom meets the independence standards established by the SEC and the Nasdaq Listing Rules. The valuation committee is responsible for assisting the Board in determining whether market quotations are readily available for securities held by us, the fair value of securities held by us for which market quotations are not readily available and the fair value of our assets which are not held in the form of securities. The valuation committee charter is available on our website at http://www.garrisoncapitalbdc.com. In connection with the establishment of the valuation committee, the chairman of the valuation committee will receive an annual fee of $10,000 and the chairman of the audit committee will receive an annual fee of $10,000 (reduced from $12,500).

For the three months ending December 31, 2013, our Investment Adviser has agreed to waive that portion of its income-based incentive fee, if any, necessary for the Company’s net investment income per share plus net realized gain (loss) per share (excluding any portion of realized gains (losses) that are associated with the reversal of any portion of unrealized appreciation/depreciation attributable to periods prior to April 1, 2013) for the three months ending December 31, 2013 to equal $0.35 per share, net of fee waivers.

For the three months ending June 30, 2014, our Investment Adviser has agreed to waive that portion of its income-based incentive fee, if any, necessary for the Company’s net investment income per share plus net realized gain (loss) per share (excluding any portion of realized gains (losses) that are associated with the reversal of any portion of unrealized appreciation/depreciation attributable to periods prior to April 1, 2013) for the six months ending June 30, 2014 to equal $0.70 per share, net of fee waivers.

These consolidated interim financial statements were approved by the Board and were available for issuance on November 5, 2013. Subsequent events have been evaluated through this date. No material subsequent events other than as disclosed above have occurred through this date.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitutes forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

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

On July 24, 2013, we formed Garrison Funding 2013-2 Ltd., or GF 2013-2, a Cayman Islands exempted company for the purpose of refinancing the Credit Facility, as defined below. On September 25, 2013, under Part XVI of the Cayman Islands Companies Law (2012 Revision), GF 2013-2 and GF 2012-1 merged with GF 2013-2 remaining as the surviving entity, or the Merger. On the effective date of the Merger, all of the rights, the property, and the business, undertaking, goodwill, benefits, immunities and privileges of each individual company immediately vested in the surviving company.

On September 25, 2013, we completed a $350.0 million collateralized loan obligation, or the CLO Facility II, through a private placement of (1) $50.0 million of AAA(sf) rated Class A-1R revolving notes, or Class A-1R Notes, which bear interest at either the CP Rate, as defined in the indenture governing the CLO Facility II, or the London Interbank Offered Rate, or LIBOR, plus 1.90%; (2) $111.2 million of AAA(sf) rated Class A-1T notes, or Class A-1T Notes, which bear interest at three-month LIBOR plus 1.80%; (3) $24.2 million of AA(sf) rated Class A-2 notes, or Class A-2 Notes, and collectively with the Class A-1R Notes and the Class A-1T Notes, the Class A Notes, which bear interest at three-month LIBOR plus 3.40%; (4) $25.0 million of A(sf) rated Class B notes, or Class B Notes, which bear interest at three-month LIBOR plus 4.65%; (5) $13.7 million of Class C notes (not rated, or Class C Notes, and collectively with the Class A Notes and Class B Notes, the Secured Notes, which bear interest at three-month LIBOR plus 5.50%; and (6) $126.0 million of subordinated notes, or Subordinated Notes and collectively with the Class A Notes, Class B Notes and Class C Notes, the GF 2013-2 Notes, which do not have a stated interest rate, the proceeds of which were utilized, along with cash on hand, to refinance the existing Credit Facility. All of the GF 2013-2 Notes are scheduled to mature on September 25, 2023. As of September 30, 2013 we had retained $22.0 million of the Class A-1T Notes and 100% of the Class C Notes and Subordinated Notes. On October 1, 2013, we sold $10.0 million of the $22.0 million Class A-1T Notes that were retained in the CLO Facility II on September 25, 2013. On October 7, 2013, we sold $7.0 million of the retained Class A-1T Notes and on October 8, 2013, we sold the remaining $5.0 million of the retained Class A-1T Notes. As of September 30, 2013 and December 31, 2012, we had approximately $0 and $25.0 million available for additional borrowings under the CLO Facility II and Credit Facility, respectively.

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

We invest primarily in (1) first lien senior secured loans, (2) second lien senior secured loans, (3) “one-stop” senior secured or “unitranche” loans, (4) subordinated or mezzanine loans and (5) to a lesser extent, selected equity co-investments in middle-market companies. We use the term “one-stop” or “unitranche” to refer to a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans. We use the term “mezzanine” to refer to a loan that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness.

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

As of September 30, 2013, we held investments in 71 portfolio companies with a fair value of $411.5 million, including investments in 59 portfolio companies held through GF 2013-2. The investments held by GF 2013-2 as of September 30, 2013 consisted of senior secured loans fair valued at $328.5 million. As of that date, the loans held by GF 2013-2 (held at fair value), together with cash and other assets held by GF 2013-2, equaled approximately $365.7 million. As of September 30, 2013, our portfolio had an average investment size of approximately $5.1 million, a weighted average yield of 9.5% and a weighted average contractual maturity of 46 months.

As of December 31, 2012, we held investments in 49 portfolio companies with a fair value of $220.1 million, including investments in 45 portfolio companies held through Garrison Funding 2012-1 LLC, or GF 2012-1. The investments held by GF 2012-1 as of December 31, 2012 consisted of senior secured loans fair valued at $202.5 million and related indebtedness of $125.0 million. As of that date, the loans held by GF 2012-1 (held at fair value), together with cash and other assets held by GF 2012-1, equaled approximately $276.2 million. As of December 31, 2012, our portfolio had an average investment size of approximately $4.3 million, a weighted average yield of 9.6% and a weighted average contractual maturity of 46 months.

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

During periods of asset growth, we expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets and increase during periods of asset declines. Incentive fees, interest expenses and costs relating to future offerings of securities would be additive to the expenses described above.

Recent Developments

On November 5, 2013, the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which will be paid on December 27, 2013 to stockholders of record as of December 13, 2013.

From October 1, 2013 through November 5, 2013 we originated one new investment, two club deals, upsized one of our existing originated investments and closed additional consumer loan purchases for a total increase to par in our core portfolio of $43.8 million with a weighted average yield of 12.5%. From October 1, 2013 through November 5, 2013 repayments in our core portfolio consisted of the early full repayment of one investment and partial repayments for a total of $10.2 million of par with a weighted average yield of 9.6%.

From October 1, 2013 through November 5, 2013 repayments in our transitory portfolio consisted of the early full repayment of two investments and partial repayments for a total of $16.8 million of par with a weighted average yield of 8.2%.

On October 1, 2013, we sold $10.0 million of the $22.0 million Class A-1T Notes that we retained in the CLO Facility II on September 25, 2013. On October 7, 2013, we sold $7.0 million of the retained Class A-1T Notes and on October 8, 2013, we sold the remaining $5.0 million of the retained Class A-1T Notes.

On November 4, 2013, the Board established a valuation committee. The members of the valuation committee are Roy Guthrie, Cecil Martin, Bruce Shewmaker and Matthew Westwood, each of whom meets the independence standards established by the SEC and the Nasdaq Listing Rules. The valuation committee is responsible for assisting the Board in determining whether market quotations are readily available for securities held by us, the fair value of securities held by us for which market quotations are not readily available and the fair value of our assets which are not held in the form of securities. The valuation committee charter is available on our website at http://www.garrisoncapitalbdc.com. In connection with the establishment of the valuation committee, the chairman of the valuation committee will receive an annual fee of $10,000 and the chairman of the audit committee will receive an annual fee of $10,000 (reduced from $12,500).

For the three months ending December 31, 2013, our Investment Adviser has agreed to waive that portion of its income-based incentive fee, if any, necessary for the Company’s net investment income per share plus net realized gain (loss) per share (excluding any portion of realized gains (losses) that are associated with the reversal of any portion of unrealized appreciation/depreciation attributable to periods prior to April 1, 2013) for the three months ending December 31, 2013 to equal $0.35 per share, net of fee waivers.

For the three months ending June 30, 2014, our Investment Adviser has agreed to waive that portion of its income-based incentive fee, if any, necessary for the Company’s net investment income per share plus net realized gain (loss) per share (excluding any portion of realized gains (losses) that are associated with the reversal of any portion of unrealized appreciation/depreciation attributable to periods prior to April 1, 2013) for the six months ending June 30, 2014 to equal $0.70 per share, net of fee waivers.

Market Trends

For the three months ended September 30, 2013 leveraged loan volume eased but year to date remain at record levels. Volume was driven by refinancing and recapitalization activity in the first half of the year and increased M&A activity during the three months ended September 30, 2013. Spreads in the liquid credit markets tightened at the onset of the quarter as news that the Federal Reserve’s tapering of its bond buyback program would be postponed but finished the quarter relatively flat due to the increased loan supply from M&A activity. Liquid credit markets have shown an increase in leverage and some spread compression year-over-year due to the increase of available capital.

We do not believe that the overall trends in the liquid credit markets have had a significant impact on the lower middle-market which has seen more modest pressure on spreads and is less susceptible to leverage increases. We believe that there continues to be a scarcity of capital in the lower middle-market as many traditional lenders to these companies have exited the business due to regulatory restrictions or focused their attention on larger borrowers. Sponsor business currently represents the bulk of direct lending opportunities which we anticipate will change if and when the economy improves. The lower middle-market continues to command significant pricing premiums and better structures than the broadly syndicated market.

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

Consolidated operating results for the three and nine months ended September 30, 2013 and September 30, 2012 are as follows:

(in thousands)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Three Months Variance	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Nine Months Variance
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net investment income	$5,914	$3,489	$2,425	$14,001	$7,287	$6,714
Total investment income	9,338	5,858	3,480	22,422	18,493	3,929
Expenses	3,423	2,369	1,055	8,421	11,206	(2,785)
Net realized gain/(loss) on investments	(5,690)	1,022	(6,712)	(11,041)	2,901	(13,942)
Net change in unrealized appreciation on investments	6,529	(1,026)	7,555	13,867	(1,504)	15,371

Net Investment Income

Net investment income for the three and nine months ended September 30, 2013 was $5.9 million and $14.0 million, respectively. Net investment income for the three and nine months ended September 30, 2012 was $3.5 million and $7.3 million, respectively.

Net investment income increased by $2.4 million for the three months ended September 30, 2013 from the three months ended September 30, 2012 and increased $6.7 million for the nine months ended September 30, 2013 from the nine months ended September 30, 2012 as described below under “Investment Income” and “Expenses.”

Investment Income

Investment income for the three and nine months ended September 30, 2013 was $9.3 million and $22.4 million, respectively. Investment income for the three and nine months ended September 30, 2012 was $5.9 million and $18.5 million, respectively.

Investment income increased by $3.5 million for the three months ended September 30, 2013 from the three months ended September 30, 2012 due to an increase in interest income in the amount of $3.5 million. The increase in interest income was largely driven by the increase in the average portfolio investment balance during the three months ended September 30, 2013 as compared to September 30, 2012.

Investment income increased by $4.0 million for the nine months ended September 30, 2013 from the nine months ended September 30, 2012 due to an increase in interest income in the amount of $4.3 million and an increase in other income of $0.2 million offset by a decrease in the net accretion from the amortization of discounts in the amount of $0.5 million.

The increase in interest income was largely driven by the increase in the average portfolio investment balance during the nine months ended September 30, 2013 as compared to September 30, 2012.

Expenses

Total expenses for the three and nine months ended September 30, 2013 were $3.4 million and $8.4 million, respectively. Total expenses for the three and nine months ended September 30, 2012 were $2.4 million and $11.2 million, respectively.

Total expenses for the three months and nine months ended September 30, 2013 included total fee and expense waivers of $1.8 million and $4.0 million, respectively. Fee waivers for the three months ended September 30, 2013 were comprised of $1.9 million of management fees waived by the Investment Adviser. Fee waivers for the nine months ended September 30, 2013 were comprised of $3.8 million of management fees waived by the Investment Adviser and an aggregate $0.1 million of directors’ fees waived by the independent directors and administration expenses waived by the Administrator.

Total expenses for the three and nine months ended September 30, 2013 included $0.4 million of loss on the refinancing of senior secured notes, which consisted of debt issuance costs that were written off in connection with the execution of the CLO Facility II and the refinancing of the Credit Facility (as defined below).

Total expenses for the three and nine months ended September 30, 2012 included a $3.4 million loss on the refinancing of senior secured notes. In connection with the execution of the Credit Facility and the refinancing of Garrison Funding 2010-1 LLC, or GF 2010-1, the senior secured notes, or GF 2010-1 Notes, that comprised the collateralized loan obligation facility for which GF 2010-1 was the borrower were redeemed in accordance with the indenture governing such notes, which resulted in a loss due to the write off of deferred debt issuance costs in the amount of $2.4 million and the recognition of $1.0 million of unamortized original issue discount.

The following tables summarize our expenses, net of fee waivers and excluding the loss on refinancing of senior secured notes for the three and nine months ended September 30, 2013 and September 30, 2012:

(in thousands)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Three Months Variance	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Nine Months Variance
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest	$1,898	$1,305	$593	$4,901	$4,878	$23
Management fees	—	619	(619)	593	1,628	(1,035)
Professional fees	356	205	151	964	662	302
Directors fees	100	75	25	234	223	11
Administrator expenses	218	50	168	487	150	337
Other expenses	425	115	310	815	312	503
	$2,997	$2,369	$628	$7,994	$7,853	$141

Interest expense increased $0.6 million for the three months ended September 30, 2013 from the three months ended September 30, 2012 primarily due to an increase in average debt outstanding. As of September 30, 2013 and 2012, we had $187.7 million and $125.0 million of debt outstanding, respectively.

Management fees decreased $0.6 million and $1.0 million for the three and nine months ended September 30, 2013, respectively, from the three and nine months ended September 30, 2012 as the result of the waiver of management fees for the three and nine months September 30, 2013 as discussed above. Management fees are calculated as 1.75% of gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds (as defined in the financial statements). For the three months ended March 30, 2013, the Investment Adviser waived that portion of the management fee due under the Investment Advisory Agreement in excess of a management fee equal to an annual rate of 1.50% of the average of the value of our net assets, including cash and cash equivalents (as defined in the financial statements), calculated at the end of the two most recently completed calendar quarters. For the three months ended September 30, 2013 the Investment Adviser waived all management fees.

Professional fees for the three months and nine months ended September 30, 2013 increased by $0.2 million and $0.3 million, respectively, from the three and nine months ended September 30, 2012 as a result of an increase in legal fees related to increased regulatory compliance requirements, as well as an increase in audit fees.

Administrator expenses for the three and nine months ended September 30, 2013 increased by $0.2 million and $0.3 million, respectively, from the three and nine months ended September 30, 2012 due to the services provided by the Administrator under the Administration Agreement.

Other expenses for the three and nine months ended September 30, 2013 increased by $0.3 million and $0.5 million, respectively, from the three and nine months ended September 30, 2012 primarily as a result of premiums related to insurance policies entered into as a result of the Company executing its IPO, as well as ratings fees.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

For the three and nine months ended September 30, 2013, we realized net loss on investments of $5.7 million and net loss on investments of $11.0 million, respectively.

Net realized losses for the three months ended September 30, 2013 were driven primarily by $6.0 million of realized losses incurred as a result of the early full repayment of two portfolio investments. The remaining net realized gain of $0.3 million resulted from the sale of thirteen portfolio investments, the early full repayment of four portfolio investments, one refinance and other partial repayments.

Net realized losses for the nine months ended September 30, 2013 were driven primarily by $5.7 million of realized losses incurred as a result of the distribution-in-kind of the assets of Next Generation Vending, LLC and $6.0 million of realized losses incurred as a result of the early full repayment of two portfolio investments. The remaining net realized gain of $0.7 million resulted from the early full repayment of twenty one portfolio investments, the sale of seventeen portfolio investments, one refinance and other partial repayments.

For the three and nine months ended September 30, 2012, we realized net gains on investments of $1.0 million and $2.9 million, respectively.

Net realized gains for the three months ended September 30, 2012 primarily resulted from the early full repayment of five portfolio investments and the sale of two portfolio investments. Net realized gains for the nine months ended September 30, 2012 primarily resulted from the early full repayment of twenty six portfolio investments and the sale of eight portfolio investments.

For the three and nine months ended September 30, 2013, the net change in unrealized appreciation on investments was $6.5 million and $13.9 million, respectively.

The net change in unrealized appreciation for the three months ended September 30, 2013 was driven primarily by the reversal of prior period unrealized depreciation in the amount of $6.0 million as a result of the full repayment of two portfolio investments.

The remaining net change in unrealized appreciation on investments was due to the increase in the market value of the remaining portfolio in the amount of $0.6 million offset by the reversal of prior period unrealized appreciation of $(0.1) million.

The net change in unrealized appreciation for the nine months ended September 30, 2013 was driven primarily by the $5.7 million reversal of unrealized depreciation as a result of the distribution-in-kind of the investment in Next Generation Vending, LLC, the increase in the value of one portfolio company in the amount of $1.7 million and the reversal of prior period unrealized depreciation in the amount of $5.6 million as a result of the full repayment of two portfolio investments. The remaining net change in unrealized depreciation on investments is due to the increase in the market value of the remaining portfolio in the amount of $2.0 million and the reversal of prior period unrealized depreciation of $0.3 million offset by negative credit related adjustment of two portfolio companies in the amount of $(1.4) million.

For the three and nine months ended September 30, 2012, net unrealized depreciation on investments was $(1.0) million and $(1.5) million, respectively.

The net change in unrealized depreciation for the three months ended September 30, 2012 was primarily driven by negative credit related adjustments of two portfolio investments in the amount of $(2.0) million, offset by positive market related adjustments of the remaining portfolio of investments in the amount of $1.0 million. The net change in unrealized depreciation for the nine months ended September 30, 2012 was primarily driven by negative credit related adjustments of four portfolio investments in the amount of $(4.9) million, offset by $1.9 million due to the reversal of prior period unrealized depreciation due to the early repayments and sales of portfolio investments, and $1.5 million as a result of the increase in the fair value of the remaining portfolio of investments primarily due to a rise in market prices for loan assets as a result of the general improvement in the credit markets.

Net Increase in Net Assets from Operations

We had a net asset value per common share outstanding on September 30, 2013 of $15.11. We had a net asset value per common share outstanding on December 31, 2012 of $16.54.

Based on 14,672,034 basic weighted average shares outstanding, the net increase in net assets from operations per share for the nine months ended September 30, 2013 was $1.15. We declared and paid a cash distribution on June 27, 2013 in the amount of $5.9 million, or $0.35 a share, and declared and paid a cash distribution on September 26, 2013 in the amount of $5.9 million, or $0.35 a share. Additionally, we declared and paid a cash distribution in the amount of $2.4 million, or $0.23 a share, and a distribution-in-kind of the investment in Next Generation Vending, LLC in the amount of $10.0 million, or $0.95 a share, on March 13, 2013.

Based on 10,498,544 units outstanding, the net increase in members’ capital from operations per unit for the nine months ended September 30, 2012 was $0.83.

Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders and will have an ongoing need to raise additional capital for investment purposes. We generate cash primarily from offerings of our securities, the CLO Facility II, as described below, other borrowings we may incur and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less.

In addition to proceeds from public and private offerings of securities and our CLO Facility II as of September 30, 2013 we have identified approximately forty portfolio companies with a total par value of $180.0 million and a fair value of $176.0 million which we have defined as transitory and consist of investments below the low end of our portfolio yield target of 9.0%. We intend to migrate out of these assets over time into those meeting our core portfolio yield which we define as those investments that generally yield 9.0% or greater. We view these investments as an additional source of liquidity to meet our investment objectives. For the three months ended September 30, 2013 we transitioned out of eighteen transitory assets with a total par value of $53.4 million (including partial principal repayments) and one core asset which was refinanced with a total par value of $7.1 million (HC Cable Opco, LLC) and other partial repayments totaling par of $4.4 million. Total additions to our core portfolio totaled $38.8 million of par. Total additions included six new portfolio company investments consisting of five originations totaling $30.2 million of par, a $1.0 million equity investment in a consumer lending platform, $2.5 million related to an upsize of one of our existing originated investments, $4.7 million of additional consumer loan purchases, and $0.4 million of additional fundings on outstanding revolvers.

Our primary use of funds from operations includes investments in portfolio companies, cash distributions to holders of our common stock, payments of interest on our debt, and payments of fees and other operating expenses we incur. We believe that our existing cash and cash equivalents, available borrowings and our transitory portfolio as of September 30, 2013 will be sufficient to fund our anticipated funding requirements through at least September 30, 2014. We do not expect additional equity offerings until we meet shelf eligibility requirements at the end of the first quarter of 2014.

On May 21, 2012, GF 2012-1 entered into a $150.0 million credit facility, which was amended on June 18, 2012, August 6, 2012 and June 5, 2013, with the lenders party thereto, Natixis, New York Branch, as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent and custodian. In this quarterly report on Form 10-Q, we refer to this credit facility as the “Credit Facility”. On June 5, 2013, the Company entered into an agreement to increase the size of its credit facility from $150.0 million to $175.0 million, consisting of $125.0 million of Class A-T loans and $50.0 million of Class A-R loans.

On September 25, 2013, we completed the CLO Facility II through a private placement of (1) $50.0 million of AAA(sf) rated Class A-1R Notes, which bear interest at the CP Rate or LIBOR plus 1.90%; (2)

$111.2 million of AAA(sf) rated Class A-1T Notes, which bear interest at three-month LIBOR plus 1.80%; (3) $24.2 million of AA(sf) rated Class A-2 Notes, which bear interest at three-month LIBOR plus 3.40%; (4) $25.0 million of A(sf) rated Class B Notes, which bear interest at three-month LIBOR plus 4.65%; (5) $13.7 million of Class C Notes, which bear interest at three-month LIBOR plus 5.50%; and (6) $126.0 million Subordinated Notes, which do not have a stated interest rate, the proceeds of which were utilized, along with cash on hand, to refinance the existing Credit Facility. All of the GF 2013-2 Notes are scheduled to mature on September 25, 2023. As of September 30, 2013 we had retained $22.0 million of the Class A-1T Notes and 100% of the Class C Notes and Subordinated Notes. On October 1, 2013, we sold $10.0 million of the $22.0 million Class A-1T Notes that were retained in the CLO Facility II on September 25, 2013. On October 7, 2013, we sold $7.0 million of the retained Class A-1T Notes and on October 8, 2013, we sold the remaining $5.0 million of the retained Class A-1T Notes. As of September 30, 2013 and December 31, 2012, we had approximately $0 and $25.0 million, respectively, available for additional borrowings under the CLO Facility II and Credit Facility, respectively.

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

On August 6, 2013, our board of directors approved a distribution in the amount of approximately $5.9 million, or $0.35 a share, which was paid on September 26, 2013 to stockholders of record as of September 12, 2013.

As of September 30, 2013 and December 31, 2012, we had cash and cash equivalents of $3.1 million and $21.7 million, respectively. Also, as of September 30, 2013 and December 31, 2012, we had cash and cash equivalents, restricted of $30.8 million ($44.7 million net of unsettled trades and sale of the Class A-1T Notes) and $69.9 million, respectively, held by GF 2013-2. For purposes of U.S. generally accepted accounting principles, or U.S. GAAP, we consider cash equivalents to be highly liquid financial instruments with original maturities of three months or less and cash held in overnight sweep deposit accounts.

During the nine months ended September 30, 2013, cash and cash equivalents decreased by $18.6 million as a result of net cash used in operating activities of $151.1 million offset by cash provided by financing activities in the amount of $132.5 million.

During the nine months ended September 30, 2013, cash used in operating activities resulted from purchases of investments in the amount of $344.1 million offset by repayments and sales of investments in the amount of $100.0 million and $47.0 million, respectively, a decrease in cash and cash equivalents restricted accounts in the amount of $39.1 million, an increase in due to counterparties of $5.5 million and net investment income in the amount of $14.0 million. Net cash provided by financing activities resulted from proceeds received from net capital contributions from the sale of common shares of $86.9 million and borrowings in the amount of $50.0 million on the Class A-1R Notes and $12.7 million on the Class A-1T Notes under the CLO Facility II offset by cash distributions in the amount of $14.1 million and debt issuance costs of $3.0 million.

As of December 31, 2012, we had cash and cash equivalents of $21.7 million and cash and cash equivalents, securitization accounts of $69.9 million held by GF 2012-1.

As of September 30, 2013 and December 31, 2012, we had $6.5 million and $2.0 million, respectively, of unfunded obligations with a fair value of $(0.1) million and $(0.2) million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2013 and December 31, 2012, respectively, subject to the terms of each loan’s respective credit agreement.

Portfolio Composition and Select Portfolio Information

As of September 30, 2013, we held investments in 71 portfolio companies with a fair value of $411.5 million. As of September 30, 2013, our portfolio had an average investment size of approximately $5.1 million, a weighted average yield of 9.5% and a weighted average contractual maturity of 46 months.

The following table shows select information of our portfolio for the periods from September 30, 2012 to September 30, 2013.

Summary of Portfolio characteristics ($ in millions)	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Total Market Value	$411.5	$418.1	$278.9	$220.1	$242.0
Number of portfolio companies	71.0	83	63	49	53
Average investment size(1)	$5.1	$4.7	$4.4	$4.3	$4.3
Weighted average yield(2)(3)	9.5%	8.8%	8.9%	9.6%	9.4%
Weighted average price(1)	$98.6	$97.1	$96.4	$93.0	$95.6
First lien	90.8%	93.8%	95.2%	98.7%	98.7%
Second lien	3.3%	3.3%	4.7%	1.2%	1.1%
Consumer loans	2.2%	1.2%	0%	0%	0%
Mezzanine	1.7%	0%	0%	0%	0%
Equity	1.9%	1.7%	0.1%	0.1%	0.2%
Core	57.2%	48.3%	36.7%	N/A	N/A
Transitory	42.8%	51.7%	63.3%	N/A	N/A
Originated(4)	26.3%	16.0%	17.1%	19.5%	20.6%
Club(5)	15.0%	12.8%	6.2%	7.8%	8.0%
Purchased	58.7%	71.2%	76.7%	72.6%	71.4%
Fixed(1)	4.1%	1.7%	2.6%	3.3%	3.2%
Floating(1)	95.9%	98.3%	97.4%	96.7%	96.8%
Performing(1)	98.9%	98.8%	99.7%	99.0%	99.3%
Non-performing(1)	1.1%	1.2%	0.3%	1.0%	0.7%
Weighted average debt/EBITDA(1)(2)	3.7x	3.8x	3.6x	3.5x	3.5x
Weighted average risk rating	2.21	2.17	2.18	2.26	2.36

(1)	Excludes consumer loans and equity investments.
(2)	Excludes investments with a risk rating of 4, unfunded revolvers and equity investments.
(3)	Excludes the impact of HC Cable Opco, LLC at Q2 2013.
(4)	Originated positions include investments where we have sourced and led the execution of the deal and typically funded the entire loan.
(5)	Club positions include investments where we provide direct lending to a borrower with one or two other lenders but did not source or lead the deal.

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

The following table shows the distribution of our investments on the 1 to 4 investment performance rating scale at fair value as of September 30, 2013 and December 31, 2012.

($ in millions)	As of September 30, 2013 (unaudited)		As of December 31, 2012
	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Risk Rating 1	$3.8	1.0%	$2.6	1.2%
Risk Rating 2	326.9	79.4	175.5	79.7
Risk Rating 3	76.1	18.5	39.7	18.0
Risk Rating 4	4.7	1.1	2.3	1.1
	$411.5	100.0%	$220.1	100.0%

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our financial statements. However, our portfolio companies may, from time to time, experience the impact of inflation on their operating results.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2013 and December 31, 2012, we had $6.5 million and $2.0 million of outstanding commitments to fund such investments, respectively.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2013 is as follows:

	Payments Due by Period (in millions)
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
CLO Facility II	$—	$—	$—	$188.4	$188.4
Unfunded commitments(1)	6.2	—	—	—	6.2
Commitments to purchase loans	0.3	—	—	—	0.3
Total contractual obligations	$6.5	$—	$—	$188.4	$194.9

(1)	Unfunded commitments represent all amounts unfunded as of September 30, 2013. These amounts may or may not be funded to the borrowing party in the future. The unfunded commitments are related to senior secured revolving loans. We reflect this amount in the less than one-year category because the entire amount was eligible for funding as of September 30, 2013.

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

Basis for Consolidation

Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 946, Financial Services-Investment Companies, or ASC 946, we are precluded from consolidating any entity other than another investment company. We generally consolidate any investment company when we own 100% of its partners’ or members’ capital or equity units. ASC 946 also provides an exception to the aforementioned if the investment company has an investment in a controlled operating company that provides substantially all of its services to the investment company. Garrison Funding 2013-2 Manager LLC, or GF 2013-2 Manager, owns a 100% equity interest in GF 2013-2, which is deemed to be an investment company, and also provides collateral management services solely to GF 2013-2. As such, we have consolidated the accounts of these entities into our financial statements. As a result of this consolidation, the amounts outstanding under the CLO Facility II are treated as our indebtedness. Garrison Capital Equity Holdings LLC, Garrison Capital Equity Holdings II LLC, Walnut Hill Leasing II LLC and GLC Trust 2013-2 are 100% owned investment companies. As such, we have consolidated the accounts of these entities into our financial statements. We dissolved Garrison Capital CLO Ltd. as of April 8, 2013 and GF 2010-1 was dissolved on June 5, 2013.

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

With respect to investments for which market quotations are not readily available, our board of directors will undertake a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by investment professionals of our Investment Adviser responsible for credit monitoring.
•	Preliminary valuation conclusions are then documented and discussed with our senior management and our Investment Adviser.
•	The valuation committee of the board of directors reviews these preliminary valuations.
•	At least once annually, the valuation for each portfolio investment that does not have a readily available quotation is reviewed by an independent valuation firm, subject to the de minimis exception above.
•	The board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith.

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

We accrue interest income if we expect that ultimately we will be able to collect it. Generally, when an interest default occurs on a loan in our portfolio, or if our management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we will place the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of September 30, 2013, there was one investment in default, which was placed on non-accrual status.

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

Loan Origination, Facility, Commitment and Amendment Fees

We may receive loan origination, facility, commitment and amendment fees in addition to interest income from the loans during the life of the investment. We may receive origination fees upon the origination of an investment. Origination fees are initially deferred and reduced from the cost basis of the investment and subsequently accreted into interest income over the remaining stated term of the loan. Facility fees, sometimes referred to as asset management fees, are accrued as a percentage periodic fee on the base amount (either the funded facility amount or the committed principal amount). Commitment fees are based upon the undrawn portion committed by us and are recorded on an accrual basis. Amendment fees are paid in connection with loan amendments and waivers and are recognized upon completion of the amendments or waivers, generally when such fees are receivable. Any such fees are included in interest income on the consolidated statement of operations. For the three months ended September 30, 2013 and September 30, 2012, other income in the amount of $45,414 and $30,636, respectively, was included in interest income. For the nine months ended September 30, 2013 and September 30, 2012, other income in the amount of $446,744 and $301,011, respectively, was included in interest income.

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

Income Tax

As a business development company, we elected to be treated as a RIC under Subchapter M of the Code for the period beginning October 9, 2012 and ending March 31, 2013. We intend to qualify for future tax years thereafter.

We comply with all RIC qualification provisions contained in the Code including certain source-of-income and asset diversification requirements as well as distribution requirements to our stockholders equal to at least 90% of “investment company taxable income.” “Investment company taxable income” is generally defined as net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses. As a RIC, we do not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders in a timely manner. However, we are subject to U.S. federal income taxes at regular corporate tax rates on any net ordinary income or net capital gain not distributed to our stockholders assuming at least 90% of our investment company taxable income is distributed.

We may choose to retain net capital gains or any investment company taxable income, and pay the associated U.S. federal corporate income tax, including a 4% nondeductible U.S. federal excise tax. We expect to make sufficient distributions to avoid being subject to any U.S. federal excise tax.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. During the period covered by our financial statements, all of the loans in our portfolio had floating interest rates, and we expect that our loans in the future will also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate re-set provisions that adjust applicable LIBOR under such loans to current market rates on a quarterly basis. In addition, the CLO Facility II has a floating interest rate provision based on a cost of funds that approximates LIBOR and we expect that any other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the balance sheet as of September 30, 2013 covered by this analysis was to remain constant and that no actions are taken to alter our existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including indebtedness under the CLO Facility II or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we cannot assure you that actual results would not differ materially from the statement above.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts, and the collateral manager may engage in similar hedging activities with respect to the obligations of GF 2013-2, to the extent permitted under the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. We, our Investment Adviser and the collateral manager have not hedged any of the obligations of GF 2013-2.

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

Item 1A: Risk Factors.

Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this report, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results. In such case, our net asset value and the trading price of our common stock, or any securities we may issue, could decline, and you may lose all or part of your investment.

We are subject to risks associated with the CLO Facility II.

As a result of the CLO Facility II, we are subject to a variety of risks, including those set forth below.

The Retained Notes are subordinated obligations of GF 2013-2.

We indirectly own all of the Subordinated Notes. We refer to the Subordinated Notes and the Class C Notes collectively as the “Retained Notes.” We consolidate the financial statements of GF 2013-2 in our consolidated financial statements and treat the Class A Notes and Class B Notes as leverage.

The Retained Notes are the most junior classes of securities issued by GF 2013-2. They are subordinated in priority of payment to every other class of notes issued by GF 2013-2 and are subject to certain payment restrictions set forth in the indenture governing the notes issued by GF 2013-2. In accordance with the priority of payment provisions of the indenture of GF 2013-2, all principal proceeds are generally required to be used to pay down every other class of notes issued by GF 2013-2 prior to the Retained Notes. In addition, the Retained Notes generally have only limited voting rights and generally do not benefit from any creditors’ rights or ability to exercise remedies under the indenture governing the notes issued by GF 2013-2. The Retained Notes are not guaranteed by another party.

The Subordinated Notes do not bear a stated rate of interest, and the Class C Notes bear interest at LIBOR plus 5.5%. We receive cash distributions on the Retained Notes only if GF 2013-2 has made all required cash interest payments on all of the Class A Notes and Class B Notes it has issued. We view the Subordinated Notes as an equity investment in the CLO Facility II and the Class C Notes as additional funding and cannot assure you that distributions on the assets held by GF 2013-2 will be sufficient to make any distributions to us or that the yield on the Retained Notes will meet our expectations.

The Subordinated Notes are unsecured and rank behind all of the secured creditors, known or unknown, of GF 2013-2, including the holders of the Class A Notes, Class B Notes and Class C Notes it has issued. Consequently, to the extent that the value of GF 2013-2’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the value of the Subordinated Notes realized at their redemption could be reduced. Accordingly, the Subordinated Notes may not be paid in full and may be subject to up to 100% loss.

The Retained Notes are a highly leveraged investment.

As of September 30, 2013, GF 2013-2 owed approximately $188.4 million under the Class A Notes and Class B Notes, and the fair value of the investments held by GF 2013-2 was $328.5 million. The leveraged nature of the Retained Notes may magnify the adverse impact on the Retained Notes of changes in the market value of the investments held by GF 2013-2, changes in the distributions on those investments, defaults and recoveries on those investments, capital gains and losses on those investments, prepayments on those investments and availability, prices and interest rates of those investments. We are prepared to hold the Retained Notes for an indefinite period of time or until their stated maturity.

The interests of investors in certain of the Class A Notes and Class B Notes may not be aligned with our interests, and we may have no control over remedies.

The Class A Notes and Class B Notes rank senior in right of payment to the Retained Notes. As a result, there are circumstances in which the interests of investors in a class of notes may not be aligned with the interests of holders of the other classes of notes issued by GF 2013-2. For example, under the terms of the indenture, investors in the Class A-1R Notes and Class A-1T Notes, or together, the Class A-1 Notes, have the right to receive payments of principal and interest prior to investors in all other classes of notes.

As the holder of the Retained Notes, we are generally not entitled to exercise remedies under the indenture governing the notes issued by GF 2013-2. For as long as the Class A-1 Notes, remain outstanding, investors in the Class A-1 Notes comprise the most senior class of notes of GF 2013-2 then outstanding, or the Controlling Class, under the CLO Facility II. Upon repayment of the Class A-1 Notes, investors in the Class A-2 Notes will become the Controlling Class. Upon repayment of the Class A Notes, investors in the Class B Notes will become the Controlling Class. Upon repayment of the Class A Notes and Class B Notes, investors in the Class C Notes will become the Controlling Class. The Controlling Class has the right to act in certain circumstances with respect to the portfolio loans in ways that may benefit their interests but not in the interests of other investors in more junior classes of notes, including by exercising remedies, waiving events of default or rescinding declaration of acceleration of the notes under the indenture governing the notes issued by GF 2013-2. The Controlling Class has no obligation to consider any possible adverse effect on any other class of notes. For example, upon the occurrence and during the continuance of an event of default with respect to the notes issued by GF 2013-2, the trustee, Deutsche Bank Trust Company Americas, or holders of a majority of the Controlling Class may declare the principal of all the Secured Notes and all other amounts payable by GF 2013-2 to be immediately due and payable. This would have the effect of accelerating the principal on such notes and triggering a repayment obligation on the part of GF 2013-2. GF 2013-2 may not have sufficient proceeds available to enable the trustee under the indenture to repay the obligations of holders of the Retained Notes.

We cannot assure you that any remedies pursued by the Controlling Class will be in our best interests or that we will receive any payments or distributions upon an acceleration of the notes. Any failure of GF 2013-2 to make distributions on the Retained Notes, whether as a result of an event of default or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result our inability to make distributions sufficient to allow our qualification as a RIC.

GF 2013-2 may fail to meet certain asset coverage tests, which would have an adverse effect on the time of payments to us.

Under the documents governing the CLO Facility II, there are two coverage tests applicable to the Secured Notes. The first such test compares the amount of interest received on the portfolio loans held by GF 2013-2 to the amount of interest payable in respect of the Secured Notes. To meet this first test, the aggregate amount of interest received on the portfolio loans must equal, after the payment of certain fees and expenses, at least 135% of the interest payable in respect of the Class A Notes, 125% of the interest payable on the Class A Notes and the Class B Notes, taken together, and 115% of the interest payable on the Class A Notes, Class B Notes and Class C Notes, taken together. The second such test compares the aggregate principal amount of the portfolio loans to the aggregate outstanding principal amount of the Secured Notes. To meet this second test at any time, the aggregate principal amount of the portfolio loans must equal at least 173.4% of the aggregate outstanding principal amount of the Class A Notes, 156.1% of the aggregate outstanding principal amount of the Class A Notes and the Class B Notes, taken together, and 148.1% of the aggregate outstanding principal amount of the Class A Notes, Class B Notes and Class C Notes, taken together. If any coverage test is not satisfied with respect to a quarterly payment date, GF 2013-2 is required to apply available amounts to the repayment of interest on and principal of the Class A Notes, then the Class B Notes and then the Class C Notes to the extent necessary to satisfy the applicable coverage tests.

Restructurings of investments held by GF 2013-2 may decrease their value and reduce amounts payable on the Retained Notes.

GF 2013-2 Manager, as collateral manager, on behalf of GF 2013-2, has broad authority to direct and supervise the investment and reinvestment of the investments held by GF 2013-2, which may include exercising or enforcing, or refraining from exercising or enforcing, any or all of GF 2013-2’s rights in connection with the execution of amendments, waivers, modifications and other changes to the investment documentation in accordance with the collateral management agreement, and subject to the right of the Controlling Class to consent to certain amendments. During periods of economic uncertainty and recession, the incidence of amendments, waivers, modifications and restructurings of investments may increase. Such amendments, waivers, modifications and other restructurings will change the terms of the investments and in some cases may result in GF 2013-2 holding assets not meeting its criteria for investments. This could adversely impact the coverage tests under the indenture governing the notes issued by GF 2013-2. Any amendment, waiver, modification or other restructuring that reduces GF 2013-2’s compliance with certain financial tests will make it more likely that GF 2013-2 will need to utilize cash to pay down the unpaid principal amount of the Secured Notes to cure any breach in such test instead of making payments on the Retained Notes. Any such use of cash would reduce distributions available and delay the timing of payments to us.

We cannot assure you that any particular restructuring strategy pursued by GF 2013-2 Manager or any successor collateral manager will maximize the value of or recovery on any investment. Any restructuring can fundamentally alter the nature of the related investment, and restructurings are not subject to the same underwriting standards that are employed in connection with the origination or acquisition of investments. Any restructuring could alter, reduce or delay the payment of interest or principal on any investment, which could delay the timing and reduce the amount of payments made to us. Restructurings of investments might also result in extensions of the term thereof, which could delay the timing of payments made to us.

We may not receive cash from GF 2013-2.

We receive cash from GF 2013-2 only to the extent that we receive payments on the Retained Notes. GF 2013-2 may make payments on such notes only to the extent permitted by the payment priority provisions of the indenture governing the notes issued by GF 2013-2. This indenture generally provides that principal payments on the Retained Notes may not be made on any payment date unless all amounts owing under the Class A Notes and Class B Notes are paid in full. In addition, if GF 2013-2 does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the CLO Facility II, cash would be diverted from the ordinary priority of payments to first make payments on the Secured Notes in amounts sufficient to cause such tests to be satisfied. In the event that we fail to receive cash from GF 2013-2, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies or the notes that we own at less than their fair value in order to continue making such distributions.

GF 2013-2 depends on the managerial expertise available to the collateral manager and its key personnel.

GF 2013-2’s activities are directed by GF 2013-2 Manager or any successor collateral manager. GF 2013-2 Manager has retained the Investment Adviser to furnish collateral management sub-advisory services. In our capacity as holder of the Retained Notes, we are generally not able to make decisions with respect to the management, disposition or other realization of any investment, or other decisions regarding the business and affairs of GF 2013-2. Consequently, the success of GF 2013-2 will depend, in large part, on the financial and managerial expertise of the collateral manager’s investment professionals. There can be no assurance that such investment professionals will continue to serve in their current positions or continue to be authorized persons of the collateral manager. Although such investment professionals will devote such time as they determine in their discretion is reasonably necessary to fulfill the collateral manager’s obligations to GF 2013-2 effectively, they will not devote all of their professional time to the affairs of the GF 2013-2.

Our ability to transfer the Retained Notes is limited.

The notes issued by GF 2013-2 are illiquid investments and subject to extensive transfer restrictions, and no party is under any obligation to make a market for the notes. There is no market for the notes, and we may not be able to sell or otherwise transfer the Retained Notes at their fair value, or at all, in the event that we determine to sell them. During economic downturns, notes issued in securitization transactions may experience high volatility and significant fluctuations in market value. Additionally, some potential buyers of such notes now view securitization products as an inappropriate investment, thereby reducing the number of potential buyers and/or potentially affecting liquidity in the secondary market.

In addition to the risk factors above and other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our amended registration statement on Form N-2 filed with the SEC on March 19, 2013, which could materially affect our business, financial condition and/or operating results.

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

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Mine Safety Disclosures.

Not applicable.

Item 5: Other Information.

None.

Item 6: Exhibits.

EXHIBIT INDEX

Number	Description
10.1	Indenture dated as of September 25, 2013, among Garrison Funding 2013-2 Ltd., Garrison Funding 2013-2 LLC and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 814-00878), filed on September 30, 2013)
10.2	Class A-1R Note Purchase Agreement dated as of September 25, 2013, among Garrison Funding 2013-2 Ltd., Garrison Funding 2013-2 LLC, each of the Class A-1R Noteholders party thereto and Natixis, New York Branch (Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K (File No. 814-00878), filed on September 30, 2013)
10.3	Class A-1T Note Purchase Agreement dated as of September 25, 2013, among Garrison Funding 2013-2 Ltd., Garrison Funding 2013-2 LLC and Capital One, National Association (Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K (File No. 814-00878), filed on September 30, 2013)
10.4	Collateral Management Agreement dated as of September 25, 2013, by and between Garrison Funding 2013-2 Ltd. and Garrison Funding 2013-2 Manager LLC (Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K (File No. 814-00878), filed on September 30, 2013)
10.5	Sub-Collateral Management Agreement dated as of September 25, 2013, by and between Garrison Funding 2013-2 Manager LLC and Garrison Capital Advisers LLC (Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K (File No. 814-00878), filed on September 30, 2013)
31.1*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Garrison Capital Inc.
Dated: November 6, 2013	By /s/ Joseph Tansey Joseph Tansey Chief Executive Officer (Principal Executive Officer)
Dated: November 6, 2013	By /s/ Brian Chase Brian Chase Chief Financial Officer (Principal Accounting and Financial Officer)