Form 10-K
period 2013-12-31
Garrison Capital Inc.
filed 2014-03-13
CIK 1509892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2013 based on the closing price on June 28, 2013 of $15.42 on the Nasdaq Global Select Market was approximately $173.5 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 16,758,779 shares of the registrant’s common stock outstanding as of December 31, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2014 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2013.

i

PART I

In this annual report on Form 10-K, except as otherwise indicated, the terms:

•	“we,” “us,” “our” and “Garrison Capital” refer to Garrison Capital LLC, a Delaware limited liability company, and its consolidated subsidiaries for the periods prior to the consummation of the BDC Conversion, and refer to Garrison Capital Inc., a Delaware corporation, and its consolidated subsidiaries for the periods after the consummation of the BDC Conversion;
•	“Garrison Capital Advisers” or the “Investment Adviser” refers to Garrison Capital Advisers LLC, a Delaware limited liability company;
•	“Garrison Capital Administrator” or the “Administrator” refers to Garrison Capital Administrator LLC, a Delaware limited liability company;
•	“GF 2013-2” refers to Garrison Funding 2013-2 Ltd., a Cayman Islands exempted company;
•	“GF 2013-2 Manager” refers to Garrison Funding 2013-2 Manager LLC, a Delaware limited liability company;
•	“CLO Facility II” refers to the $350.0 million collateralized loan obligation completed on September 25, 2013;
•	“GLC Trust 2013-2” refers to GLC Trust 2013-2, a Delaware statutory trust;
•	“GARS Equity Holdings Entities” refers to limited liability companies formed for the purpose of holding minority equity investments; and
•	“Garrison Investment Group” refers to Garrison Investment Group LP, a Delaware limited partnership, and its affiliates.

Our predecessor, Garrison Capital LLC, commenced operations on December 17, 2010. On October 9, 2012, we converted from a limited liability company into a corporation. In this conversion, Garrison Capital Inc. succeeded to the business of Garrison Capital LLC and its consolidated subsidiaries, and the members of Garrison Capital LLC became stockholders of Garrison Capital Inc. In this Annual Report on Form 10-K, we refer to these transactions as the “BDC Conversion.” Unless otherwise indicated, the disclosure in this Annual Report on Form 10-K gives effect to the BDC Conversion.

Item 1. Business

GENERAL

We are an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for tax purposes we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, and intend to qualify annually for such treatment.

Our investment objective is to generate current income and capital appreciation by making investments generally in the range of $10 million to $25 million primarily in debt securities and loans of U.S. based middle-market companies, which we define as those having annual earnings before interest, taxes and depreciation, or EBITDA, of between $5 million and $30 million. Our goal is to generate attractive risk- adjusted returns by assembling a broad portfolio of investments.

We invest primarily in (1) first lien senior secured loans, (2) second lien senior secured loans, (3) “one-stop” senior secured or “unitranche” loans, (4) subordinated or mezzanine loans, (5) unsecured consumer loans and (6) to a lesser extent, selected equity co-investments in middle-market companies. We use the term “one-stop” or “unitranche” to refer to a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans. We use the term “mezzanine” to refer to a loan that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness.

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

As of December 31, 2013, we held investments in 70 portfolio companies with a fair value of $429.1 million, including investments in 56 portfolio companies held through GF 2013-2. The investments held by GF 2013-2 as of December 31, 2013 consisted of senior secured loans fair valued at $331.7 million and related indebtedness of $209.7 million. As of that date, the loans held by GF 2013-2 (held at fair value), together with cash and other assets held by GF 2013-2, equaled approximately $369.2 million. As of December 31, 2013, our portfolio had an average investment size of approximately $5.0 million, a weighted average yield of 9.8% and a weighted average contractual maturity of 46 months.

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

Information Available

Our address is 1290 Avenue of the Americas, Suite 914, New York, NY 10104. Our phone number is (212) 372-9590, and our internet address is www.garrisoncapitalbdc.com. We make available, free of charge, on our website our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or SEC. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and you should not consider information contained on our website to be part of this annual report on Form 10-K or any other report we file with the SEC.

The SEC also maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov. Copies of these reports, proxy and information statements and other information may also be obtained, after paying a duplicating fee, by electronic request at publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549-0102. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Our Investment Adviser

Our investment activities are managed by our Investment Adviser, Garrison Capital Advisers. Our Investment Adviser is responsible for sourcing potential investments, conducting research and diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. Garrison Capital Advisers was organized in November 2010 and is a registered Investment Adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. See “Business — Investment Advisory Agreements — Management Fee and Incentive Fee” for a discussion of the fees that are payable by us to our Investment Adviser.

Garrison Capital Advisers is an affiliate of Garrison Investment Group. Garrison Capital Advisers has entered into a staffing agreement, or the Staffing Agreement, with Garrison Investment Group. See “Business — Staffing Agreement” for a discussion of the Staffing Agreement. We believe that the Staffing Agreement provides our Investment Adviser with access to investment opportunities, which we refer to in the aggregate as deal flow, generated by Garrison Investment Group in the ordinary course of its business and commits the members of Garrison Investment Group’s investment committee to serve as members of our investment committee. Garrison Investment Group has conducted due diligence on more than 500 middle-market companies since July 2007.

An affiliate of Garrison Capital Advisers, the Administrator, provides the administration services necessary for us to operate. See “Business — Administration Agreement” for a discussion of the fees and expenses we are required to reimburse to the Administrator.

Garrison Investment Group

Garrison Investment Group is an alternative investment and asset management firm founded in March 2007 by Steven Stuart and Joseph Tansey. As of December 31, 2013, Garrison Investment Group had approximately $3.2 billion of committed and invested capital under management and a team of 66 employees, including 40 investment professionals. Garrison Investment Group is headquartered in New York, New York. Garrison Investment Group invests opportunistically in the debt of middle-market companies, primarily in the areas of corporate finance, real estate finance and structured finance.

Since the formation of Garrison Investment Group, Messrs. Stuart and Tansey together with their team of investment professionals, including Rafael Astruc, Brian Chase, Terence Moore and Mitch Drucker, have been investors and lenders to middle-market companies. These investment professionals have significant experience investing in a broad range of industries and types of debt over the course of several economic cycles.

Before joining Garrison Investment Group, Messrs. Stuart and Tansey were Managing Directors at Fortress Investment Group LLC, or Fortress, and were also partners of the Drawbridge Special Opportunities Fund, or Drawbridge, one of Fortress’ hybrid hedge funds, from its inception in August 2002 to March 2007. Drawbridge focused primarily on investments in opportunistic debt and equity securities and asset-based transactions. The responsibilities of these individuals included sourcing, evaluating, structuring, managing and monitoring corporate, structured finance and real estate investments, including both debt and equity. Messrs. Stuart and Tansey have 28 and 19 years of investment experience, respectively.

Investment Criteria/Guidelines

Our investment objective is to generate current income and capital appreciation by making investments generally in the range of $10 million to $25 million primarily in debt securities and loans of middle-market companies. We may also selectively make investments in amounts larger than $25 million in certain of our portfolio companies. We generally expect that the size of our individual investments will vary proportionately with the size of our capital base. Our goal is to generate attractive risk-adjusted returns by assembling a broad portfolio of investments.

Target businesses typically exhibit some or all of the following characteristics:

•	annual EBITDA between $5 million and $30 million;
•	annual revenue between $50 million and $200 million;
•	a U.S. base of operations;
•	an experienced management team executing a long-term growth strategy;
•	discernable downside protection through recurring revenue or strong tangible asset coverage;
•	defensible niche product/service;
•	products and services with distinctive competitive advantages or other barriers to entry;
•	stable and predictable free cash flows;
•	existing indebtedness that may be refinanced on attractive terms;
•	low technology and market risk;
•	strong customer relationships; and
•	low to moderate capital expenditure requirements.

While we believe that the criteria listed above are important in identifying and investing in prospective portfolio companies, not all of these criteria will be met by each prospective portfolio company.

Investment Strategy

We seek to create a broad portfolio consisting of investments generally in the range of $10 million to $25 million primarily in debt securities and loans of U.S. based middle-market companies. The companies to which we extend credit typically are moderately leveraged, and, in most cases, do not have their loans rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade. In addition, our investments typically range in maturity from one to six years. However, we may make investments in securities with any maturity or duration.

We invest opportunistically in middle-market loans that we believe have attractive risk adjusted returns. We also, to a lesser extent, make select equity investments in non-investment grade companies and consumer loans. We expect the majority of our focus to generally be centered upon traditional direct lending but at times will seek to enhance returns by purchasing loans in the secondary market, which purchases we refer to as capital markets activities, and extending credit for certain restructuring of financially troubled companies, which we refer to as special situations. We organize these lending opportunities in four categories.

Traditional Direct Lending.  We focus on direct origination of first lien senior secured loans, second lien senior secured loans and unitranche loans as well as select mezzanine loans. With respect to these loans, we identify lending opportunities through the extensive origination network to which we have access and serve as either sole lender or as a partner with like-minded creditors. We expect that we will typically extend first and second lien secured term loans, the proceeds of which may be used to refinance existing indebtedness or support acquisitions, growth initiatives, general corporate liquidity or operational turnarounds.

Capital Markets Activities.  We may also acquire loans in the secondary market, generally at favorable discounts, or seek to refinance outstanding loans through anchoring or co-anchoring a new issuance of debt. We believe the experience of the investment professionals to whom our Investment Adviser has access will allow us to react quickly in executing acquisitions of loans in the secondary market on favorable terms and permit us to refinance loans on a streamlined basis. We intend to migrate out of these assets over time into those meeting our core portfolio yield which we define as those investments that generally yield 9.0% or greater.

Consumer Loans.  We may also opportunistically acquire unsecured consumer loans that we believe have attractive risk adjusted returns.

Special Situations.  We may also extend credit for out-of-court restructurings, rescue financings, debtor-in-possession financings and acquisition financings. We expect that, in extending credit to special situations borrowers, we will seek to structure our investments to remain high in borrower’s capital structure, generate returns through the duration of the loan and obtain call protection or opportunities for enhanced returns through equity participation.

We expect that, from time to time, our investments may include certain non-qualifying assets, including assets of non-U.S. companies, certain publicly traded companies and, to a lesser extent and subject to certain limits under the 1940 Act, registered or unregistered investment companies, to the extent permissible under the 1940 Act. See “Risk Factors — Risks Relating to our Business and Structure — The lack of experience of our Investment Adviser is operating under the constraints imposed on us as a business development company and RIC may hinder the achievement of our investment objectives.” and “Regulation — Qualifying Assets.”

Due Diligence

We believe it is critical to conduct extensive due diligence on investment targets and in evaluating new investments. We, through our Investment Adviser, will conduct a rigorous due diligence process that draws from our Investment Adviser’s investment experience, industry expertise and network of contacts. Our Investment Adviser intends to conduct extensive due diligence and perform thorough credit analysis on each potential portfolio company investment. In conducting due diligence, we expect that our Investment Adviser will use publicly available information and private information provided by borrowers, their financial sponsors and their advisors. Our Investment Adviser expects to use its relationships with former and current management teams, consultants, competitors and investment bankers to gain further insights into businesses and industries, generally, and our potential portfolio companies, specifically.

Our due diligence will typically include the following elements (although not all elements will necessarily form part of each due diligence review):

•	thorough review of historical and prospective financial information, including an analysis of collateral coverage, cash flow and valuation multiples and quality of earnings;
•	review of capital structure, including leverage and equity amounts and participants;
•	analysis of the business of the prospective portfolio company, including drivers of growth, customer and supplier concentrations, fixed versus variable costs and sensitivity analyses (with a focus on downside scenario analysis);
•	analysis of the industry in which the prospective portfolio company operates, including its competitive position, industry size and growth rates, competitive outlook, barriers to entry, and technological, regulatory and similar considerations;
•	interviews with management, employees, customers and vendors and analysis of management’s track record, quality, breadth and depth;
•	preparation or review of material contracts and loan documents;
•	when appropriate, background checks on key managers and research relating to the company’s business, industry, markets, products and services; and
•	third-party research relating to the company’s management, industry, markets, products and services and competitors.

Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants as well as other outside advisers, as appropriate.

Investment Committee

Upon the completion of due diligence and a decision to proceed with an investment in a prospective portfolio company, the principals leading the investment present the investment opportunity to our Investment Adviser’s investment committee, which determines whether to pursue the potential investment. All new investments are required to be reviewed by the investment committee of our Investment Adviser, which currently consists of the following seven members: Joseph Tansey, Steven Stuart, Rafael Astruc, Brian Chase, Mitch Drucker, Susan George and Terence Moore. As our Investment Adviser adds senior investment professionals, our Investment Adviser may add them to its investment committee. The members of our investment committee receive no compensation from us. These members are employees or partners of Garrison Investment Group and receive no direct compensation from our Investment Adviser.

Investment Structure

When our Investment Adviser or, in the case of GF 2013-2, the collateral manager, determines that a prospective portfolio company is suitable for investment, it will work with the company’s management and its other capital providers to structure an investment. Our Investment Adviser negotiates among these parties to agree how our investment should be structured relative to the other capital in such company’s capital structure.

We structure our loans as follows:

Secured Loans.  We typically structure these loans, which include unitranche loans, with either a first or second lien security interest in the portfolio company’s assets that will support the repayment of such loans. First and second lien senior secured loans may provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity, but in all cases amortization will be based on the free cash flows generated by the portfolio company and available for debt service. Unitranche loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche loans also generally allow the borrower to make a large lump sum payment of principal at the end of the loan term. There is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In these cases, maturity extension or restructuring may be necessary to preserve collateral and enterprise value. Secured loans may include a payment in kind, or PIK, interest feature, although we typically structure loans so that a majority of the interest will be paid in cash.

Special Situations Loans.  These loans may be either secured or unsecured and often support an operational or financial restructuring. These loans may also include situations that require unusual speed to closing or structural flexibility. In some cases we structure these loans as secured debtor-in-possession or bankruptcy exit loans. We seek to obtain security interests in the assets of the portfolio company borrowers, which serve as collateral in support of the repayment of such loans. Such collateral may take the form of first-priority or second-priority liens on the assets of the portfolio company borrower. Our special situation loans may provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity, and may include a PIK interest feature, although we expect that a majority of the interest will be paid in cash.

Unsecured Loans.  We typically structure unsecured loans as subordinated loans that provide for relatively high, fixed interest rates and provide us with significant current interest income, with the exception of unsecured consumer loans, which are not subordinated. These loans typically have interest-only payments (often representing a combination of cash pay and PIK interest) in the early years, with the amortization of principal deferred to maturity. Mezzanine loans, which are often unsecured, generally allow the borrower to make a large lump sum payment of principal at the end of the loan term. There is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. We expect that mezzanine loans will typically provide for a portion of the interest to be PIK. In these cases, maturity extension or restructuring could be necessary to preserve collateral and enterprise value.

Warrants and Minority Equity Securities.  In some cases, we may receive nominally priced warrants or options to buy a minority equity interest in a portfolio company in connection with a loan. As a result, if such a portfolio company appreciates in value, we may achieve additional investment return. We may also structure warrants to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer upon the occurrence of specified events. In many cases, we may seek to obtain registration rights in connection with these equity interests, which may include demand and “piggy-back” registration rights.

We tailor the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages risk while creating incentives for the portfolio company to achieve its business plan and improve its operating results. We typically seek to limit the downside potential of our investments by:

•	investing between $10 million and $25 million per transaction;
•	maintaining an emphasis on capital preservation;
•	requiring a targeted unlevered annual effective yield of between 9% and 14%, excluding any warrants or other equity interests received by us as part of an investment;
•	making investments which afford us a significant capital cushion in the form of junior capital and/or asset coverage as well as adequate lender protections in loan documentation; and
•	selecting investments that our Investment Adviser believes have a low probability of loss.

We expect to hold most of our investments to maturity or repayment but may sell some investments earlier if liquidity events occur, such as a sale, recapitalization or worsening of the credit quality of the portfolio company.

Ongoing Monitoring

We view active portfolio monitoring as a vital part of the investment process. Our Investment Adviser monitors the financial trends of each portfolio company to determine if it is meeting its respective business plan and to assess the appropriate course of action for each company.

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

The following table shows the distribution of our investments on the 1 to 4 investment performance rating scale at fair value as of December 31, 2013 and December 31, 2012.

	As of December 31, 2013		As of December 31, 2012
($ in millions)	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Risk Rating 1	$2.9	0.7%	$2.6	1.2%
Risk Rating 2	338.3	78.8	175.5	79.7
Risk Rating 3	87.4	20.4	39.7	18.0
Risk Rating 4	0.5	0.1	2.3	1.1
	$429.1	100.0%	$220.1	100.0%

Investments

We seek to create a diverse portfolio that includes senior secured, unitranche, mezzanine and unsecured loans and warrants and minority equity securities by making investments generally in the range of $10 million to $25 million in U.S. based middle-market companies. Set forth below is a list of our ten largest portfolio company investments as of December 31, 2013, as well as the top ten industries in which we were invested as of December 31, 2013, in each case calculated as a percentage of our total investments as of such date.

Portfolio Company	Fair Value of Investment(2)	Percentage of Total Investments
	(dollars in thousands)
Anchor Drilling Fluids USA, Inc.	$19,030	4.4%
GLC Trust 2013-2(1)	16,888	3.9%
MXD Group, Inc. (fka Exel Direct Inc.)	13,667	3.2%
Nursery Supplies, Inc.	11,521	2.7%
ConvergeOne Holdings Corp.	11,103	2.6%
HC Cable OpCo, LLC	10,801	2.5%
PD Products, LLC	10,548	2.5%
Vistronix, LLC	10,334	2.4%
Joe's Jeans Inc.	10,301	2.4%
EZE Trucking, LLC	10,154	2.4%
	$124,347	29.0%

(1)	GLC Trust 2013-2 includes 1,609 small balance consumer loans with an average par of $10,408, a weighted average adjusted rate of 16.8% and a weighted average maturity of 9/23/2017. As of December 31, 2013, the Company had an outstanding commitment to purchase an additional $524,000 of loans.
(2)	Amounts include unfunded obligations where applicable.

Industry	Fair Value of Investment(1)	Percentage of Total Investments
	(dollars in thousands)
Miscellaneous Manufacturing	$59,579	13.9%
Transportation Services	45,352	10.6%
Communications	40,462	9.4%
Miscellaneous Services	38,689	9.0%
Health Services	36,672	8.5%
Oil & Gas	26,906	6.3%
Food Stores – Retail	23,727	5.5%
Automotive	19,564	4.6%
Consumer Finance	19,366	4.5%
Apparel Products	15,528	3.6%
	$325,845	75.9%

(1)	Amounts include unfunded obligations where applicable.

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Garrison Capital Administrator or an affiliate of Garrison Capital Administrator provides such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and will reimburse Garrison Capital Administrator or an affiliate of Garrison Capital Administrator for its allocated costs in providing such assistance, subject to the review and approval by our board of directors, including our independent directors.

Competition

Our primary competitors who provide financing to middle-market companies include public and private funds, including other business development companies, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. Assuming the economic recovery continues, we expect that we may face enhanced competition in the future. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company and that the Code imposes on us as a RIC. For additional information concerning the competitive risks we face, see “Risk Factors — Risks Relating to our Business and Structure — The highly competitive market for investment opportunities in which we operate may limit our investment opportunities.”

Administration

We do not have any direct employees, and our day-to-day operations are managed by our Investment Adviser. We have a chief executive officer, chief financial officer and chief compliance officer and, to the extent necessary, our board of directors may elect to appoint additional personnel going forward. Our officers are employees of Garrison Investment Group LP, an affiliate of our Investment Adviser, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs are paid by us pursuant to an administration agreement with the Administrator, or the Administration Agreement. Some of our executive officers described under “Management of the Company” are also officers of Garrison Capital Advisers. See “Business —  Administration Agreement.”

INVESTMENT ADVISORY AGREEMENTS

Garrison Capital Advisers is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. The principal executive offices of Garrison Capital Advisers are located at 1290 Avenue of the Americas, Suite 914, New York, New York 10104.

Garrison Capital Advisers serves as our Investment Adviser in accordance with the terms of an investment advisory agreement, or the Investment Advisory Agreement. Subject to the overall supervision of our board of directors, the Investment Adviser manages the day-to-day operations of, and provides investment management services to us. Under the terms of the Investment Advisory Agreement, Garrison Capital Advisers:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;
•	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and
•	closes, monitors and administers the investments we make, including the exercise of any voting or consent rights.

Garrison Capital Advisers’ services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. Under the Investment Advisory Agreement, we pay Garrison Capital Advisers a fee for investment management services consisting of a base management fee and an incentive fee.

Management Fee

The base management fee is calculated at an annual rate of 1.75% of our gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds, and is payable quarterly in arrears. The base management fee is calculated based on the average carrying value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base investment advisory fees for any partial month or quarter are appropriately pro rated. From the date of the BDC Conversion through March 26, 2013 or, the IPO Pricing Date, the Investment Adviser waived base management fees due under the Investment Advisory Agreement in excess of an annual rate of 1.50% of the average of the value of the Company’s net assets (including cash and cash equivalents) calculated at the end of the two most recently completed calendar quarters, payable in arrears. Under no circumstances would the Investment Adviser have received a base management fee greater than 1.75% of gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds calculated based on the average carrying value of the gross assets of the Company at the end of the two most recently completed calendar quarters. The Investment Adviser also agreed to waive its base management fee commencing from the IPO Pricing Date through September 30, 2013. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper maturing within 270 days of purchase.

Incentive Fee

The incentive fee consists of two components, the income-based incentive fee and the capital gains-based incentive fee, that are independent of each other (except as provided in the Incentive Fee Cap and Deferral Mechanism described below), with the result that one component may be payable even if the other is not.

Incentive Fee Cap and Deferral Mechanism.

We have structured the calculation of these incentive fees, which we refer to collectively as the “Income and Capital Gain Incentive Fee Calculations,” to include a fee limitation such that no incentive fee will be paid to our Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to our Investment Adviser for the period that includes such fiscal quarter and the 11 full preceding fiscal quarters, which we refer as the “Incentive Fee Look-back Period”, would exceed 20.0% of our Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period.

The Incentive Fee Look-back Period commenced on April 1, 2013. Prior to April 1, 2016, the Incentive Fee Look-back Period will consist of fewer than 12 full fiscal quarters.

For example, at the end of our second full fiscal quarter after the initial public offering, the Incentive Fee Look-back Period consisted of two full fiscal quarters and our Cumulative Pre-Incentive Fee Net Return equaled the sum of (a) the Pre-Incentive Fee Net Investment Income during those two fiscal quarters and (b) our cumulative realized capital gains, cumulative realized capital losses, cumulative unrealized capital depreciation and cumulative unrealized capital appreciation, with “cumulative” meaning occurring during the two full fiscal quarters elapsed since April 1, 2013.

The deferral component of the Incentive Fee Cap and Deferral Mechanism may cause incentive fees that accrued during one fiscal quarter to be paid to our Investment Adviser at any time during the 11 full fiscal quarters following such initial full fiscal quarter.

We accomplish this incentive fee limitation by subjecting each incentive fee payable to a cap, which we refer to as the “Incentive Fee Cap”. The Incentive Fee Cap in any quarter is equal to (a) 20.0% of Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period less (b) cumulative incentive fees of any kind paid to our Investment Adviser by us during the Incentive Fee Look-back Period. To the extent the Incentive Fee Cap is zero or a negative value in any quarter, we will pay no incentive fee to our Investment Adviser in that quarter. We only pay incentive fees to the extent allowed by the Incentive Fee Cap and Deferral Mechanism. To the extent that the payment of incentive fees is limited by the Incentive Fee Cap and Deferral Mechanism, the payment of such fees may be deferred and paid in subsequent quarters up to three years after their date of deferment, subject to applicable limitations included in the Investment Advisory Agreement.

Cumulative Pre-Incentive Fee Net Return refers to the sum of (a) Pre-Incentive Fee Net Investment Income for each period during the Incentive Fee Look-back Period and (b) the sum of cumulative realized capital gains, cumulative realized capital losses, cumulative unrealized capital depreciation and cumulative unrealized capital appreciation during the applicable Incentive Fee Look-back Period.

Income-Based Incentive Fee

The first component of the incentive fee, which is income-based, is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter, subject to a catch-up feature and the Incentive Fee Cap and Deferral Mechanism. For this purpose, “Pre- Incentive Fee Net Investment Income” means interest income, distribution income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement and any interest expense and any distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). “Pre-Incentive Fee Net Investment Income” includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest or original issue discount and zero coupon securities), accrued income that we have not yet received in cash. “Pre Incentive Fee Net Investment Income” does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The portion of such incentive fee that is attributable to deferred interest (such as PIK interest or original issue discount) is paid to our Investment Adviser, together with any other interest accrued on the loan from the date of deferral to the date of payment, only if and to the extent we actually receive such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual.

The operation of the first component of the incentive fee for each quarter is as follows:

•	no incentive fee is payable to our Investment Adviser in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Rate of 2.00% (8.00% annualized);

•	100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre- Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than 2.50% in any calendar quarter (10.00% annualized) is payable to our Investment Adviser. We refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the Hurdle Rate but is less than 2.50%) as the “catch-up.” The effect of the “catch-up” provision is that, if such Pre-Incentive Fee Net Investment Income exceeds 2.50% in any calendar quarter, our Investment Adviser will receive 20% of such Pre-Incentive Fee Net Investment Income as if the Hurdle Rate did not apply; and
•	20% of the amount of such Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.50% in any calendar quarter (10.00% annualized) is payable to our Investment Adviser (once the Hurdle Rate is reached and the catch-up is achieved).

The portion of such incentive fee that is attributable to deferred interest (such as PIK interest or original issue discount) is paid to our Investment Adviser, together with any other interest accrued on the loan from the date of deferral to the date of payment, only if and to the extent we actually receive such interest in cash, and any accrual thereof is reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. Any reversal of such amounts reduces net income for the quarter by the net amount of the reversal (after taking into account the reversal of incentive fees payable) and results in a reduction and possibly elimination of the incentive fees for such quarter. For the avoidance of doubt, no interest is paid to Garrison Capital Advisers on amounts accrued and not paid in respect of deferred interest.

There is no accumulation of amounts on the Hurdle Rate from quarter to quarter and, accordingly, there is no clawback of amounts previously paid if subsequent quarters are below the quarterly Hurdle Rate and there is no delay of payment if prior quarters are below the quarterly Hurdle Rate. Since the Hurdle Rate is fixed, as interest rates rise, it will be easier for our Investment Adviser to surpass the Hurdle Rate and receive an incentive fee based on Pre-Incentive Fee Net Investment Income.

Our net investment income used to calculate this component of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee. These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The following is a graphical representation of the calculation of the income-based component of the incentive fee:

Quarterly Incentive Fee based on Pre-Incentive Fee Net Investment Income
(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income allocated to first component of incentive fee

Capital Gains-Based Incentive Fee

The second, capital gains component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing on December 31, 2013, and equals 20% of our cumulative aggregate realized capital gains through the end of each calendar year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees and subject to the Incentive Fee Cap and Deferral Mechanism. If such amount is negative, then no capital gains incentive fee is payable for such year. Additionally, if the Investment Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date is treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. We accrue the capital gains incentive fee if, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized appreciation/(depreciation) is positive.

Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive Pre-Incentive Fee Net Investment Income in excess of the Hurdle Rate, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses.

The Investment Adviser agreed to waive its incentive fee from the date of Conversion through the IPO Pricing Date. The Investment Adviser also agreed to waive its incentive fee commencing from the IPO Pricing Date through September 30, 2013. With respect to the capital gains-based component of the incentive fee, this waiver applied only to realized capital gains on assets sold between the IPO Pricing Date and September 30, 2013. See Management’s Discussion and Analysis of Financial Condition and Results of Operations —  Related Party Transactions.

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee (*):

Alternative 1

Assumptions

Investment income (including interest, distributions, fees, etc.) = 1.25%
Hurdle Rate(1) = 2.00%
Base management fee(2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.25%
Pre-Incentive Fee Net Investment Income
  (investment income - (base management fee + other expenses)) = 0.5625%

Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Rate, therefore there is no incentive fee.

Alternative 2

Assumptions

Investment income (including interest, distributions, fees, etc.) = 3.00%
Hurdle Rate(1) = 2.00%
Base management fee(2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.25%
Pre-Incentive Fee Net Investment Income
  (investment income - (base management fee + other expenses)) = 2.3125%

Pre-Incentive Fee Net Investment Income exceeds the Hurdle Rate, therefore there is an incentive fee.

Incentive fee = (100% × “Catch-Up”) + (the greater of 0% AND (20% × (Pre-Incentive Fee Net Investment Income - 2.50%)))

= (100.0% × (Pre-Incentive Fee Net Investment Income - 2.00%)) + 0%
= 100.0% × (2.3125% - 2.00%)
= 100.0% × 0.3125%
= 0.3125%

Alternative 3

Assumptions

Investment income (including interest, distributions, fees, etc.) = 3.50%
Hurdle Rate(1) = 2.00%
Base management fee(2) = 0.4375%

Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.25%
Pre-Incentive Fee Net Investment Income
  (investment income - (base management fee + other expenses)) = 2.8125%

Pre-Incentive Fee Net Investment Income exceeds the Hurdle Rate, therefore there is an incentive fee.

Incentive fee = (100% × “Catch-Up”) + (the greater of 0% AND (20% × (Pre-Incentive Fee Net Investment Income - 2.50%)))

= (100% × (2.50% - 2.00%)) + (20.0% × (2.8125% - 2.50%))
= 0.50% + (20.0% × 0.3125%)
= 0.50% + 0.0625%
= 0.5625%

(*)	The hypothetical amount of Pre-Incentive Fee Net Investment Income shown is based on a percentage of net assets.
(1)	Represents 8.00% annualized Hurdle Rate.
(2)	Represents 1.75% annualized base management fee. Our Investment Adviser has agreed to waive its base management fee from the IPO Pricing Date through September 30, 2013.
(3)	Excludes organizational and offering expenses.

Example 2: Capital Gains Portion of Incentive Fee:

Alternative 1

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)
•	Year 2: Investment A sold for $50 million and fair market value, or FMV, of Investment B determined to be $32 million
•	Year 3: FMV of Investment B determined to be $25 million
•	Year 4: Investment B sold for $31 million

The capital gains portion of the incentive fee would be:

•	Year 1: None
•	Year 2: Capital gains incentive fee of $6.0 million ($30 million realized capital gains on sale of Investment A multiplied by 20.0%)
•	Year 3: None; $5.0 million (20.0% multiplied by ($30 million cumulative capital gains less $5 million cumulative capital depreciation)) less $6.0 million (previous capital gains fee paid in Year 2)
•	Year 4: Capital gains incentive fee of $200,000; $6.2 million ($31 million cumulative realized capital gains multiplied by 20.0%) less $6.0 million (capital gains fee paid in Year 2)

Alternative 2

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)
•	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million
•	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million
•	Year 4: FMV of Investment B determined to be $35 million
•	Year 5: Investment B sold for $20 million

The capital gains portion of the incentive fee would be:

•	Year 1: None
•	Year 2: Capital gains incentive fee of $5.0 million; 20.0% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B)
•	Year 3: Capital gains incentive fee of $1.4 million; $6.4 million (20.0% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation on Investment B)) less $5.0 million (capital gains fee received in Year 2)
•	Year 4: None
•	Year 5: None; $5.0 million of capital gains incentive fee (20.0% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million (cumulative capital gains fee paid in Year 2 and Year 3)(1)

(1)	The cumulative aggregate capital gains fee received by Garrison Capital Advisers in this hypothetical example ($6.4 million) may be effectively greater than 20.0% of cumulative aggregate realized capital gains less net realized capital losses and aggregate cumulative net unrealized depreciation ($5.0 million).

Example 3: Application of the Incentive Fee Cap and Deferral Mechanism:

Assumptions

•	In each of Years 1 through 4 in this example, as well as in each preceding year from the date of the Initial Public Offering (“IPO”), Pre-Incentive Fee Net Investment Income equals $40.0 million per year, which we recognized evenly in each quarter of each year and paid quarterly. This amount exceeds the hurdle rate and the requirement of the “catch-up” provision in each quarter of such year. As a result, the annual income related portion of the incentive fee, before the application of the Incentive Fee Cap and Deferral Mechanism in any year is $8.0 million ($40.0 million multiplied by 20%), and the cumulative income related portion of the incentive fee before the application of the incentive fee cap and deferral mechanism over any Incentive Fee Look-back Period prior to any payment of incentive fees during such year is $16.0 million ($8.0 million multiplied by two). All income-related incentive fees were paid quarterly in arrears.
•	In each year preceding Year 1, we did not generate realized or unrealized capital gains or losses, no capital gain-related incentive fee was paid and there was no deferral of incentive fees
•	Year 1: We did not generate realized or unrealized capital gains or losses
•	Year 2: We realized a $30.0 million capital gain and did not otherwise generate realized or unrealized capital gains or losses

•	Year 3: We recognized a $5.0 million unrealized capital depreciation and did not otherwise generate realized or unrealized capital gains or losses
•	Year 4: We realized a $6.0 million capital gain and did not otherwise generate realized or unrealized capital gains or losses

	Income Related Incentive Fee Accrued Before Application of Incentive Fee Cap and Deferral Mechanism	Capital Gains Related Incentive Fee Accrued Before Application of Incentive Fee Cap and Deferral Mechanism	Incentive Fee Cap	Incentive Fees Paid and Deferred
Year 1	$8.0 million ($40.0 million multiplied by 20%)	None	$8.0 million (20% of Cumulative Pre-Incentive Fee Net Return during Incentive Fee Look-back Period of $120.0 million less $16.0 million of cumulative incentive fees paid)	Incentive fees of $8.0 million paid; no incentive fees deferred
Year 2	$8.0 million ($40.0 million multiplied by 20%)	$6.0 million (20% of $30.0 million)	$14.0 million (20% of Cumulative Pre-Incentive Fee Net Return during Incentive Fee Look-back Period of $150.0 million ($120.0 million plus $30.0 million) less $16.0 million of cumulative incentive fees paid)	Incentive fees of $14.0 million paid; no incentive fees deferred
Year 3	$8.0 million ($40.0 million multiplied by 20%)	None (20% of cumulative net capital gains of $25.0 million ($30.0 million in cumulative realized gains less $5.0 million in cumulative unrealized capital depreciation) less $6.0 million of capital gains fee paid in Year 2)	$7.0 million (20% of Cumulative Pre-incentive Fee Net Return during Incentive Fee Look-back Period of $145.0 million ($120.0 million plus $25.0 million) less $22.0 million of cumulative incentive fees paid)	Incentive fees of $7.0 million paid; $8.0 million of incentive fees accrued but payment restricted to $7.0 million by the Incentive Fee Cap; $1.0 million of incentive fees deferred
Year 4	$8.0 million ($40.0 million multiplied by 20%)	$0.2 million (20% of cumulative net capital gains of $31.0 million ($36.0 million cumulative realized capital gains less $5.0 million cumulative unrealized capital depreciation) less $6.0 million of capital gains fee paid in Year 2)	$9.2 million (20% of Cumulative Pre-Incentive Fee Net Return during Incentive Fee Look-back Period of $151.0 million ($120.0 million plus $31.0 million) less $21.0 million of cumulative incentive fees paid)	Incentive fees of $9.2 million paid ($8.2 million of incentive fees accrued in Year 4 plus $1.0 million of deferred incentive fees); no incentive fees deferred

Payment of Our Expenses

All investment professionals of the Investment Adviser and their respective staffs when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by our Administrator. We bear all other costs and expenses of our operations and transactions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Expenses.”

Duration and Termination

The Investment Advisory Agreement was approved by our board of directors, including a majority of our directors who are not interested persons of us or Garrison Capital Advisers, on May 12, 2011. Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect for a period of two years from October 9, 2012. It will remain in effect from year to year thereafter if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of Garrison Capital. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. Any termination by us must be authorized either by our board of directors or by vote of our stockholders. See “Risk Factors — Risks Relating to our Business and Structure — We depend upon key personnel of Garrison Investment Group and its affiliates.”

Limitation of Liability and Indemnification

The Investment Advisory Agreement provides that Garrison Capital Advisers and its officers, managers, partners, agents, employees, controlling persons, members and affiliates are not liable to us for any act or omission by it in connection with its duties or obligations under the Investment Advisory Agreement or otherwise as our Investment Adviser, except that the foregoing exculpation does not extend to any act or omission constituting willful misfeasance, bad faith, gross negligence or reckless disregard of its duties or obligations under the Investment Advisory Agreement. The Investment Advisory Agreement also provides for indemnification by us of Garrison Capital Advisers and its managers, partners, officers, employees, agents, controlling persons, members and affiliates for damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by them in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by us or our stockholders or in our or our stockholders’ right) arising out of or based on Garrison Capital Advisers’ duties or obligations under the Investment Advisory Agreement or otherwise as our Investment Adviser, subject to the same limitations and conditions.

Board of Directors Approval of the Investment Advisory Agreement

Our board of directors determined at a meeting held on May 12, 2011 to approve the Investment Advisory Agreement. In its consideration of the Investment Advisory Agreement, the board of directors focused on information it had received relating to, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by the Investment Adviser;
•	comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives;
•	our projected operating expenses and expense ratio compared to business development companies with similar investment objectives;
•	any existing and potential sources of indirect income to the Investment Adviser or Garrison Capital Administrator from their relationships with us and the profitability of those relationships;
•	information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement;
•	the organizational capability and financial condition of the Investment Adviser and its affiliates;

•	the Investment Adviser’s practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to the Investment Adviser; and
•	the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

Based on the information reviewed and the considerations detailed above, the board of directors, including all of the directors who are not “interested persons,” as that term is defined in the 1940 Act, of us or Garrison Capital Advisers, concluded that the investment advisory fee rates and terms are fair and reasonable in relation to the services provided and approved the Investment Advisory Agreement, as well as the Administration Agreement, as being in the best interests of our stockholders.

Administration Agreement

Pursuant to the Administration Agreement, Garrison Capital Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. Under the Administration Agreement, Garrison Capital Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Garrison Capital Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Garrison Capital Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our chief compliance officer and chief financial officer and their respective staffs. Under the Administration Agreement, Garrison Capital Administrator also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. To the extent that our Administrator outsources any of its functions we pay the fees associated with such functions on a direct basis without any profit to Garrison Capital Administrator.

Limitation of Liability and Indemnification

The Administration Agreement provides that Garrison Capital Administrator and its officers, managers, partners, agents, employees, controlling persons, members and affiliates are not liable to us or any of our stockholders for any act or omission by it or such other persons or entities in connection with its duties or obligations under the Administration Agreement or otherwise as our Administrator, except that the foregoing exculpation does not extend to any act or omission constituting willful misfeasance, bad faith, gross negligence or reckless disregard of its duties or obligations under the Administration Agreement. The Administration Agreement also provides for indemnification by us of Garrison Capital Administrator and its managers, partners, officers, employees, agents, controlling persons, members and affiliates for damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by them in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by us or our stockholders or in our or our stockholders’ right) arising out of or otherwise based on Garrison Capital Administrator’s duties or obligations under the Administration Agreement or otherwise as our Administrator, subject to the same limitations and conditions.

License Agreement

We have entered into the License Agreement with Garrison Investment Group LP pursuant to which Garrison Investment Group LP has agreed to grant us a non-exclusive, royalty-free license to use the name “Garrison.” Under this agreement, we will have a right to use the Garrison name, for so long as Garrison Capital Advisers or one of its affiliates remains our Investment Adviser. The License Agreement is terminable by either party at any time in its sole discretion upon 60 days prior written notice and is also terminable by Garrison Investment Group LP in the case of certain events of non-compliance. Other than with respect to this limited license, we will have no legal right to the “Garrison” name.

Staffing Agreement

We do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of the senior investment professionals of Garrison Capital Advisers to achieve our investment objective. Garrison Capital Advisers is an affiliate of Garrison Investment Group and depends upon access to the investment professionals and other resources of Garrison Investment Group and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. Garrison Capital Advisers also depends upon Garrison Investment Group to obtain access to deal flow generated by the professionals of Garrison Investment Group and its affiliates. Under the Staffing Agreement, Garrison Investment Group provides Garrison Capital Advisers with the resources necessary to fulfill these obligations. The Staffing Agreement provides that Garrison Investment Group will make available to Garrison Capital Advisers experienced investment professionals and access to the senior investment personnel of Garrison Investment Group for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of Garrison Capital Advisers’ investment committee serve in such capacity. The Staffing Agreement remains in effect until terminated and may be terminated by either party without penalty upon 60 days’ written notice to the other party. Services under the Staffing Agreement are provided to Garrison Capital Advisers on a direct cost reimbursement basis, and such fees are not our obligation.

REGULATION

General

We have elected to be treated as a business development company under the 1940 Act and have elected be treated as a RIC under Subchapter M of the Code and intend to qualify annually for such treatment. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any Investment Advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors of a business development company be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a business development company, we are not generally able to issue and sell our common stock at a price below current net asset value per share. We may, however, issue or sell our common stock, at a price below the current net asset value of the common stock, or sell warrants, options or rights to acquire such common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount).

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than three percent of the voting stock of any registered investment company, invest more than five percent of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses. None of these policies is fundamental, and all may be changed without stockholder approval.

Qualifying Assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
(a)	is organized under the laws of, and has its principal place of business in, the United States;
(b)	is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c)	satisfies any of the following:
•	does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or
•	is controlled by a business development company or a group of companies including a business development company, the business development company actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the business development company has an affiliated person who is a director of the eligible portfolio company.
(2)	Securities of any eligible portfolio company which we control.
(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)	Cash, cash equivalents, U.S. Government securities or other high-quality debt securities maturing in one year or less from the time of investment.

The regulations defining and interpreting qualifying assets may change over time. We expect to adjust our investment focus as needed to comply with and/or take advantage of any regulatory, legislative, administrative or judicial actions in this area.

Managerial Assistance to Portfolio Companies

In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or other high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or may invest in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to five percent of the value of our total assets for temporary or emergency purposes without regard to asset coverage. We consolidate our financial results with those of GF 2013-2, GLC Trust 2013-2, the GARS Equity Holdings Entities and Walnut Hill II LLC for financial reporting purposes and measure our compliance with the leverage test applicable to business development companies under the 1940 Act on a consolidated basis. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a business development company will affect our ability to, and the way in which we, raise additional debt or equity capital.”

Code of Ethics

We and Garrison Capital Advisers have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is attached as an exhibit to the registration statement, and is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of each code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our Investment Adviser. The Proxy Voting Policies and Procedures of our Investment Adviser are set forth below. The guidelines are reviewed periodically by our Investment Adviser and our non-interested directors, and, accordingly, are subject to change. For purposes of these Proxy Voting Policies and Procedures described below, “we” “our” and “us” refers to our Investment Adviser.

Introduction

As an Investment Adviser registered under the Advisers Act, we have a fiduciary duty to act solely in the best interests of our clients. As part of this duty, we recognize that we must vote client securities in a timely manner free of conflicts of interest and in the best interests of our clients.

These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

We vote proxies relating to our clients’ portfolio securities in what we perceive to be the best interest of our clients’ shareholders. We review on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on the portfolio securities held by our clients. In most cases, we will vote in favor of proposals that we believe are likely to increase the value of our clients’ portfolio securities. Although we will generally vote against proposals that may have a negative impact on our clients’ portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so.

Our proxy voting decisions are made by the senior officers who are responsible for monitoring each of clients’ investments. To ensure that our vote is not the product of a conflict of interest, we require that: (1) anyone involved in the decision making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, we will disclose such conflicts, including to Garrison Investment Group, and may request guidance on how to vote such proxies.

Proxy Voting Records

You may obtain information without charge about how we voted proxies by making a written request for proxy voting information to: Investor Relations, 1290 Avenue of the Americas, Suite 914, New York, New York 10104 or by calling us collect at (212) 372-9590.

Privacy Principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us. We do not disclose any non-public personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third party administrator).

We restrict access to non-public personal information about our stockholders to employees of our Investment Adviser and its affiliates with a legitimate business need for the information. We will maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

Under the 1940 Act, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office. We will be periodically examined by the SEC for compliance with the 1940 Act.

We and the Investment Advisor are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of the U.S. federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering the policies and procedures.

Other

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates, including the Investment Adviser, without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC. The SEC has interpreted the prohibition on transactions by business development companies with affiliates to prohibit “joint” transactions among entities that share a common Investment Adviser. The staff of the SEC has granted no-action relief permitting purchases of a single class of privately placed securities provided that the adviser negotiates no term other than price and certain other conditions are met. Except in certain limited circumstances, we will be unable to invest in any issuer in which another account sponsored or managed by our Investment Adviser has previously invested.

We and the Investment Adviser and other affiliates have submitted an exemptive application to the SEC to permit greater flexibility to negotiate the terms of co-investments because we believe that it will be advantageous for us to co-invest with accounts sponsored or managed by the Investment Adviser where such investment is consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and accounts sponsored or managed by the Investment Adviser may afford us additional investment opportunities and the ability to achieve greater diversification.

Under the terms of the relief we have requested, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors would make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies. There is no assurance that our application for exemptive relief will be granted by the SEC or that, if granted, it will be on the terms set forth above.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, or the Exchange Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;
•	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•	pursuant to Rule 13a-15 of the Exchange Act, beginning with our fiscal year ending December 31, 2013, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm beginning with the first fiscal year in which we do not qualify as an emerging growth company; and
•	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance with that act.

JOBS Act

We are an “emerging growth company,” as defined in the JOBS Act signed into law in April 2012 until the earliest of:

•	the last day of our fiscal year ending December 31, 2018;
•	the last day of the fiscal year in which our total annual gross revenues first exceed $1 billion;
•	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; or
•	the last day of a fiscal year in which we (1) have an aggregate worldwide market value of our common stock held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

Under the JOBS Act, emerging growth companies are permitted to include only two years of audited financial statements in the registration statements for their initial public offerings, rather than the three years otherwise required, and to cover only two years of financial information in the Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosures. In addition, for the presentation of “selected financial data,” which ordinarily covers five years, an emerging growth company may omit selected financial data for any period prior to the earliest audited period presented in its initial registration statement. Because we are not taking advantage of this relief under the JOBS Act, such relief has not impacted the disclosures we make in this annual report on Form 10-K.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have made an irrevocable election not to take advantage of this exemption from new or revised accounting standards. We will therefore be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Small Business Investment Company Regulations

Small business investment companies, or SBICs, are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBIC regulations, SBICs may make loans to certain eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

The Small Business Administration, or SBA, prohibits an SBIC from providing funds to small businesses for certain purposes, such as relending or investing outside the United States, to businesses engaged in a few prohibited industries, and to certain “passive” (i.e., non-operating) companies. In addition, without prior SBA approval, a SBIC may not invest an amount equal to more than approximately 30% of the SBIC’s regulatory capital in any one company and its affiliates.

The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies (such as limiting the permissible interest rate on debt securities held by a SBIC in a portfolio company). Regulations adopted by the SBA allow a SBIC to exercise control over a small business for a period of up to seven years from the date on which the SBIC initially acquires its control position. This control period may be extended for an additional period of time with the SBA’s prior written approval.

An SBIC (or group of SBICs under common control) may generally have outstanding debentures guaranteed by the SBA in amounts up to twice the amount of the privately raised funds of the SBIC(s). Debentures guaranteed by the SBA have a maturity of ten years, require semi-annual payments of interest and do not require any principal payments prior to maturity.

The American Recovery and Reinvestment Act of 2009, or the 2009 Stimulus Bill, contains several provisions applicable to SBIC funds. One of the key SBIC-related provisions included in the 2009 Stimulus Bill increased the maximum amount of combined SBIC leverage, or the SBIC leverage cap, to $225 million for affiliated SBIC funds.

SBICs must invest idle funds that are not being used to make loans in investments permitted under SBIC regulations in the following limited types of securities: (1) direct obligations of, or obligations guaranteed as to principal and interest by, the U.S. government, which mature within 15 months from the date of the investment; (2) repurchase agreements with federally insured institutions with a maturity of seven days or less (and the securities underlying the repurchase obligations must be direct obligations of or guaranteed by the U.S. federal government); (3) certificates of deposit with a maturity of one year or less, issued by a federally insured institution; (4) a deposit account in a federally insured institution that is subject to a withdrawal restriction of one year or less; (5) a checking account in a federally insured institution; or (6) a reasonable petty cash fund.

Neither the SBA nor the U.S. government or any of its agencies or officers has approved any ownership interest to be issued by us or any obligation that we or any of our subsidiaries may incur.

Election to Be Taxed as a RIC

As a business development company, we have elected to be treated as a RIC under Subchapter M of the Code beginning with the period from October 9, 2012 to March 31, 2013 and intend to qualify annually thereafter. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

Taxation as a RIC

If we:

•	qualify as a RIC; and
•	satisfy the Annual Distribution Requirement;

then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we distribute to stockholders. We will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed to our stockholders. We may choose to retain our net capital gains or any investment company taxable income, and pay the associated U.S. federal corporate income tax, including the U.S. federal excise tax described below.

We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year (the “Excise Tax Avoidance Requirement”). For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax in the taxable year ending within the relevant calendar year will be considered to have been distributed. We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	qualify to be treated as a business development company under the 1940 Act at all times during each taxable year;
•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and
•	diversify our holdings so that at the end of each quarter of the taxable year at least (1) 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and (2) no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) treat dividends that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the effect of these provisions and prevent our disqualification as a RIC.

Some of the income and fees that we may recognize will not satisfy the 90% Income Test. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. corporate income tax on their earnings, which ultimately will reduce our return on such income and fees.

We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or withholding liabilities.

Failure to Qualify as a RIC

If we fail the gross income test for any taxable year, we nevertheless may qualify as a RIC for such year if we are entitled to relief under certain savings provisions of the Code and pay a penalty tax. The savings provisions generally will be available if (i) after we identify such failure, we file a schedule describing each item of gross income for such taxable year that fails the gross income test, and (ii) our failure to meet the test was due to reasonable cause and not due to willful neglect. The penalty tax equals the amount (if any) by which the gross income that fails the gross income test exceeds  1/9 of the gross income that satisfies the gross income test.

Similarly, if we fail to meet an asset test, we will not lose our RIC status if (i) once we identify the failure, we describe each asset that caused the failure in a schedule filed with the IRS; (ii) the failure is due to reasonable cause and not willful neglect; (iii) within 6 months of the close of the quarter in which we identify the failure, we either dispose of the asset or otherwise pass the asset test; and (iv) unless the failure is a “de minimis” failure, we pay a tax in an amount equal to the greater of (a) $50,000, or (b) the amount equal to the product of (I) the net income generated by the non-qualifying assets, and (II) the highest rate of corporate income tax. A failure of the assets tests is “de minimis” if the total value of the non-qualifying assets does not exceed the lesser of (i) 1 percent of the total value of our assets, and (ii) $10,000,000.

If we were unable to qualify for treatment as a RIC, notwithstanding the availability of the above relief provisions, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividends received deduction with respect to such dividends, and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we qualified as a RIC in any previous periods and then fail to qualify as a RIC for any subsequent periods greater than two taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next ten years.

Item 1A. Risk Factors

You should carefully consider these risk factors, together with all of the other information included in this annual report on Form 10-K and the other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks Relating to Our Business and Structure

We have a limited operating history as a business development company.

Prior to October 2012, we did not operate as a business development company or RIC. As a result, we are subject to business risks and uncertainties, including the risk that we will not maintain our status as a business development company or achieve our investment objective and that the value of your investment could decline substantially.

The lack of experience of our Investment Adviser in operating under the constraints imposed on us as a business development company and RIC may hinder the achievement of our investment objectives.

The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to other investment vehicles managed by Garrison Investment Group and its affiliates. Business development companies are required, for example, to invest at least 70% of their total assets in qualifying assets, including U.S. private or thinly-traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a common equity market capitalization that is less than $250 million at the time of such investment. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. Neither we nor our Investment Adviser has long term experience operating under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. As a result, we cannot assure you that our Investment Adviser will be able to operate our business under these constraints. Any failure to do so could subject us to enforcement action by the SEC, cause us to fail to satisfy the requirements associated with RIC status, cause us to fail the 70% test described above or otherwise have a material adverse effect on our business, financial condition or results of operations.

We may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could be found to be in violation of the 1940 Act provisions applicable to business development companies and possibly lose our status as a business development company, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it may be difficult to dispose of such investments on favorable terms, or at all. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss or otherwise for less than we could have received if we were able to sell them at a later time.

We depend upon key personnel of Garrison Investment Group and its affiliates.

We are an externally managed business development company, and therefore we do not have any internal management capacity or employees. We depend on the diligence, skill and network of business contacts of our

Investment Adviser to achieve our investment objective. We expect that our Investment Adviser will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of the Investment Advisory Agreement.

Our Investment Adviser is an affiliate of Garrison Investment Group and, in turn, depends upon access to the investment professionals and other resources of Garrison Investment Group and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. Garrison Capital Advisers also depends upon Garrison Investment Group to obtain access to deal flow generated by the professionals of Garrison Investment Group. Under the Staffing Agreement, Garrison Investment Group has agreed to provide our Investment Adviser with the resources necessary to fulfill these obligations. The Staffing Agreement provides that Garrison Investment Group will make available to Garrison Capital Advisers experienced investment professionals and access to the senior investment personnel of Garrison Investment Group for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. We are not a party to the Staffing Agreement and cannot assure you that Garrison Investment Group will fulfill its obligations under the agreement. If Garrison Investment Group fails to perform, we cannot assure you that Garrison Capital Advisers will enforce the Staffing Agreement, that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of Garrison Investment Group and its affiliates or their market knowledge and deal flow.

We depend upon the senior professionals of Garrison Investment Group to maintain relationships with potential sources of lending opportunities, and we intend to rely to a significant extent upon these relationships to provide us with potential investment opportunities. We cannot assure you that these individuals will continue to indirectly provide investment advice to us. If these individuals, including the members of our investment committee, do not maintain their existing relationships with Garrison Investment Group, maintain existing relationships or develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the senior professionals of Garrison Investment Group have relationships are not obligated to provide us with investment opportunities. Therefore, we cannot assure you that such relationships will generate investment opportunities for us.

If our Investment Adviser is unable to manage our investments effectively, we may be unable to achieve our investment objective.

Our ability to achieve our investment objective depends on our ability to manage our business and to grow our business. This depends, in turn, on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. This, in turn, depends on the ability of Garrison Investment Group’s investment professionals to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis will depend upon our Investment Adviser’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. Our Investment Adviser has substantial responsibilities under the Investment Advisory Agreement. The personnel of Garrison Investment Group who are made available to our Investment Adviser under the Staffing Agreement are engaged in other business activities and may be called upon to provide managerial assistance to our portfolio companies, either of which could distract them, divert their time and attention or otherwise cause them not to dedicate a significant portion of their time to our businesses which could slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The highly competitive market for investment opportunities in which we operate may limit our investment opportunities.

A number of entities continue to compete with us to make investments in middle-market companies. We compete with public and private funds, including other business development companies, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds.

Additionally, as competition for investment opportunities increases, alternative investment vehicles, such as hedge funds and collateralized loan obligations, may invest in middle-market companies. As a result of these new entrants, competition for investment opportunities in middle-market companies could intensify. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we cannot assure you that we will be able to identify and make investments that are consistent with our investment objective.

Entrants in our industry compete on several factors, including price, flexibility in transaction structuring, customer service, reputation, market knowledge and speed in decision-making. We do not intend to compete primarily based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that are lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may reduce our net investment income and increase our risk of credit loss.

Current market conditions have materially and adversely affected debt and equity capital markets in the United States and around the world.

Since mid-2007, the global capital markets have experienced a period of disruption resulting in increased spreads between the yields realized on riskier debt securities and those realized on securities perceived to be risk-free, such as U.S. treasuries, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the syndicated loan market. A prolonged period of market illiquidity or uncertainty regarding U.S. government deficit and spending levels, including negotiation of federal spending cuts, and implementation of global fiscal austerity measures may lead to a general decline in economic conditions, which could materially and adversely affect the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and to financial firms in particular. To the extent that we wish to incur indebtedness to fund new investments, to renew or refinance existing indebtedness, including the CLO Facility II which is currently scheduled to mature no later than September 25, 2023, to obtain other lines of credit or to issue senior securities during such unfavorable economic conditions, including future recessions, the debt capital that will be available to us, if at all, may be at a higher cost, and on terms and conditions that may be less favorable than we expect, which could negatively affect our financial performance and results.

We have elected to be treated as a RIC beginning October 9, 2012 and intend to qualify annually for such treatment. If we are unable to qualify as a RIC, we will be subject to corporate-level income tax.

We have elected to be treated as a RIC under the Code and intend to qualify annually for such treatment. To qualify as a RIC under the Code and obtain RIC tax benefits, we must meet certain income source, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short term capital gains in excess of realized net short term capital losses, if any, to our stockholders on an annual basis. To the extent we use preferred stock or debt financing in the future, we may be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under preferred stock or loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify for RIC tax benefits. If we fail to make sufficient distributions, as a result of contractual restrictions or otherwise, we may fail to qualify for such benefits and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because we anticipate that most of our investments will be in the debt of relatively illiquid middle-market private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify for RIC tax benefits for any reason and remain or become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

Our returns will be reduced by any U.S. corporate income tax that our subsidiaries pay.

Some of the income and fees that we recognize will not satisfy the 90% Income Test described above. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test or for other reasons, we may be required to recognize certain income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. corporate income tax on their earnings, which ultimately will reduce our return on such income and fees. In addition, we may invest in partnerships, including qualified publicly traded partnerships and limited liability companies treated as partnerships for tax purposes, which may result in our being subject to state, local or foreign income, franchise or withholding liabilities.

Non-U.S. stockholders may be adversely affected by a scheduled change in U.S. federal income tax law.

Under a provision applicable for taxable years of RICs beginning before January 1, 2014, properly designated dividends received by a Non-U.S. stockholder are generally exempt from U.S. federal withholding tax when they (a) are paid in respect of “qualified net interest income” (generally, U.S. source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we are at least a 10% stockholder, reduced by expenses that are allocable to such income), or (b) are paid in connection with “qualified short-term capital gains” (generally, the excess of net short-term capital gain over long-term capital loss for such taxable year). If such provision is not extended, non-U.S. stockholders will be subject to 30% U.S. federal withholding tax on distributions other than actual or deemed distributions of our net capital gains unless reduced under the Code or an applicable tax treaty. There can be no assurance that the provision will be extended, and we may also choose not to designate some or all of the distributions potentially eligible for the exemption.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash.

As a result, we may have difficulty meeting the tax requirement to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to obtain RIC tax benefits. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax benefits and thus be subject to corporate level income tax.

Regulations governing our operation as a business development company, including those related to the issuance of senior securities, will affect our ability to, and the way in which we, raise additional debt or equity capital.

We expect that we will require a substantial amount of capital. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted as a business development company to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this ratio. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness.

Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a business development company, we are not generally able to issue and sell our common stock at a price below current net asset value per share. We may, however, issue or sell our common stock, at a price below the current net asset value of the common stock, or sell warrants, options or rights to acquire such common stock, at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We also may conduct rights offerings at prices per share less than the net asset value per share, subject to the requirements of the 1940 Act. If we raise additional funds by issuing additional common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and our stockholders may experience dilution.

We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage, including through the issuance of senior securities, magnifies the potential for gain or loss on amounts invested. We have incurred leverage in the past and currently incur leverage through the CLO Facility II and the GLC Trust 2013-2 Revolver and, from time to time, intend to incur additional leverage to the extent permitted under the 1940 Act. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. In the future, we may borrow from, and issue senior securities, to banks, insurance companies and other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments into which we may enter. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses.

If the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our common stock or preferred stock. Our ability to service our debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management fee payable to our Investment Adviser.

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our Investment Adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us.

In addition, the terms governing the CLO Facility II, the GLC Trust 2013-2 Revolver and any indebtedness that we incur in the future could impose financial and operating covenants that restrict our business activities, including limitations that may hinder our ability to finance additional loans and investments or make the distributions required to maintain our status as a RIC under the Code.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	-22%	-12%	-3%	7%	16%

(1)	Assumes $485.1 million in total assets, $210.4 million of debt outstanding under the CLO Facility II, $9.7 million of debt outstanding under the GLC Trust 2013-2 Revolver, $254.1 million in net assets as of December 31, 2013 and an average cost of funds of 2.36%, 2.54%, 4.11%, 5.42% and 4.79%, which were the weighted average effective interest rates of the Class A-1R Notes, Class A-1T Notes, Class A-2 Notes, the Class B Notes and the GLC Trust 2013-2 Revolver, respectively, for the period ended December 31, 2013, and includes the effects of the amortization of deferred debt issuance costs. The weighted average effective interest rate for our total outstanding debt was 3.03% as of December 31, 2013.

Based on our outstanding indebtedness of $220.1 million as of December 31, 2013 and an average cost of funds of 2.36%, 2.54%, 4.11%, 5.42% and 4.79%, which were the weighted average effective interest rates of the Class A-1R Notes, Class A-1T Notes, Class A-2 Notes, Class B Notes and the GLC Trust 2013-2 Revolver, respectively, as of that date, our investment portfolio must experience an annual return of at least 1.40% to cover annual interest payments on the CLO Facility II and the GLC Trust 2013-2 Revolver.

In addition to issuing securities to raise capital as described above, we may in the future seek to securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools, and we would retain a portion of the equity in any such securitized pool of loans. An inability to securitize part of our loan portfolio could limit our ability to grow our business, fully execute our business strategy and increase our earnings. Moreover, the successful securitization of part of our loan portfolio might expose us to losses with respect to the remaining loans in which we do not sell interests because they will tend to be those that are riskier and more apt to generate losses.

Any failure on our part to maintain our status as a business development company would reduce our operating flexibility.

If we do not remain a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

Because we expect to distribute substantially all of our ordinary income and net realized capital gains to our stockholders, we will need additional capital to finance our growth and such capital may not be available on favorable terms, or at all.

We will need additional capital to fund growth in our investment portfolio. We may issue debt or equity securities or borrow from financial institutions in order to obtain this additional capital. A reduction in the availability of new capital could limit our ability to grow. We will be required to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders to maintain our RIC status. As a result, these earnings will not be available to fund new investments. If we fail to obtain additional capital to fund new investments, this could limit our ability to grow, which may have an adverse effect on the value of our securities.

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

The Subordinated Notes do not bear a stated rate of interest, and the Class C Notes bear interest at the London Interbank Offered Rate, or LIBOR, plus 5.5%. We receive cash distributions on the Retained Notes only if GF 2013-2 has made all required cash interest payments on all of the Class A Notes and Class B Notes it has issued. We view the Subordinated Notes as an equity investment in the CLO Facility II and the Class C Notes as additional funding and cannot assure you that distributions on the assets held by GF 2013-2 will be sufficient to make any distributions to us or that the yield on the Retained Notes will meet our expectations.

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

As of December 31, 2013, GF 2013-2 owed approximately $210.4 million under the Class A Notes and Class B Notes, and the fair value of the investments held by GF 2013-2 was $331.7 million. The leveraged nature of the Retained Notes may magnify the adverse impact on the Retained Notes of changes in the market value of the investments held by GF 2013-2, changes in the distributions on those investments, defaults and recoveries on those investments, capital gains and losses on those investments, prepayments on those investments and availability, prices and interest rates of those investments. We are prepared to hold the Retained Notes for an indefinite period of time or until their stated maturity.

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

Under the documents governing the CLO Facility II, there are two coverage tests applicable to the Secured Notes. The first such test compares the amount of interest received on the collateral loans held by GF 2013-2 to the amount of interest payable in respect of the Secured Notes. To meet this first test, the aggregate amount of interest received on the portfolio loans must equal, after the payment of certain fees and expenses, at least 135% of the interest payable in respect of the Class A Notes, 125% of the interest payable on the Class A Notes and the Class B Notes, taken together, and 115% of the interest payable on the Class A Notes, Class B Notes and Class C Notes, taken together. The second such test compares the aggregate principal amount of the collateral loans, as calculated in accordance with the indenture, to the aggregate outstanding principal amount of the Secured Notes. To meet this second test at any time, the aggregate principal amount of the collateral loans must equal at least 173.4% of the aggregate outstanding principal amount of the Class A Notes, 156.1% of the aggregate outstanding principal amount of the Class A Notes and the Class B Notes, taken together, and 148.1% of the aggregate outstanding principal amount of the Class A Notes, Class B Notes and Class C Notes, taken together. If any coverage test is not satisfied with respect to a quarterly payment date, GF 2013-2 is required to apply available amounts to the repayment of interest on and principal of the Class A Notes, then the Class B Notes and then the Class C Notes to the extent necessary to satisfy the applicable coverage tests.

Restructurings of investments held by GF 2013-2 may decrease their value and reduce amounts payable on the Retained Notes.

Garrison Funding 2013-2 Manager LLC, or GF 2013-2 Manager, as collateral manager, on behalf of GF 2013-2, has broad authority to direct and supervise the investment and reinvestment of the investments held by GF 2013-2, which may include exercising or enforcing, or refraining from exercising or enforcing, any or all of GF 2013-2’s rights in connection with the execution of amendments, waivers, modifications and other changes to the investment documentation in accordance with the collateral management agreement, and subject to the right of the Controlling Class to consent to certain amendments. During periods of economic uncertainty and recession, the incidence of amendments, waivers, modifications and restructurings of investments may increase. Such amendments, waivers, modifications and other restructurings will change the terms of the investments and in some cases may result in GF 2013-2 holding assets not meeting its criteria for investments. This could adversely impact the coverage tests under the indenture governing the notes issued by GF 2013-2. Any amendment, waiver, modification or other restructuring that reduces GF 2013-2’s compliance with certain financial tests will make it more likely that GF 2013-2 will need to utilize cash to pay down the unpaid principal amount of the Secured Notes to cure any breach in such test instead of making payments on the Retained Notes. Any such use of cash would reduce distributions available and delay the timing of payments to us.

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

GF 2013-2 is subject to various conflicts of interest involving Deutsche Bank Trust Company Americas and Natixis, New York Branch.

Deutsche Bank Trust Company Americas is the trustee and custodian and Natixis, New York Branch is the note agent and a lender with respect to the CLO Facility II. Various potential and actual conflicts of interest may arise as a result of the investment banking, commercial banking, asset management, financing and financial advisory services and products provided by affiliates of Deutsche Bank Trust Company Americas, or, collectively, the Deutsche Bank Companies, or by affiliates of Natixis, New York Branch and/or asset-backed commercial paper conduits, for which Natixis, New York Branch, provides liquidity support, or, collectively, the Natixis Companies, to us and GF 2013-2. When acting as collateral agent, trustee, custodian, note agent, lender or in other service capacities, as the case may be, with respect to investments held by GF

2013-2, the Deutsche Bank Companies and the Natixis Companies are entitled to fees and expenses senior in priority to payments to the distributions on our equity interests in GF 2013-2. In addition, the Deutsche Bank Companies or the Natixis Companies may act as trustee for other classes of securities issued by one of our portfolio companies or make or administer loans to such portfolio companies and would owe fiduciary duties to the holders of such other classes of securities, which classes of securities may have differing interests from us, and may take actions that are adverse to us, including restructuring a loan, exercising remedies under a loan, foreclosing on collateral, requiring additional collateral, charging significant fees or placing the obligor in bankruptcy. The Deutsche Bank Companies or the Natixis Companies might act as a counterparty under swaps or any other derivative agreements for transactions involving issuers of investments held by GF 2013-2 and could take actions adverse to the interests of GF 2013-2, including demanding collateralization of its exposure under such agreements (if provided for thereunder) or terminating such swaps or agreements in accordance with the terms thereof. As a result of all such transactions or arrangements between the Deutsche Bank Companies or the Natixis Companies and issuers of investments held by GF 2013-2 or their respective affiliates, the Deutsche Bank Companies or the Natixis Companies may have interests that are contrary to the interests of GF 2013-2.

Since we are using debt to finance our investments, and we may use additional debt financing going forward, changes in interest rates may affect our cost of capital and net investment income.

Since we are using debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our investments will be financed primarily with equity and medium to long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to benefit from lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

You should also be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee Hurdle Rate and may result in a substantial increase in the amount of incentive fees payable to our Investment Adviser with respect to Pre-Incentive Fee Net Investment Income.

We are subject to risks associated with the GLC Trust 2013-2 Revolver.

As a result of the GLC Trust 2013-2 Revolver we are subject to certain risks, including those set forth below.

We may not receive cash from GLC Trust 2013-2.

We receive cash from GLC Trust 2013-2 only to the extent that dividends on our equity interests are approved by the agent under the documents governing the GLC Trust 2013-2 Revolver. In addition, in the event that GLC Trust 2013-2 fails to receive cash from its underlying portfolio of consumer loans, it could be unable to service the GLC Trust 2013-2 Revolver as required under the loan agreement. If GLC Trust 2013-2 fails to meet certain portfolio and other covenants as set forth in the loan agreement, the GLC Trust 2013-2 Revolver may be immediately terminated and all outstanding amounts could become immediately due and payable. We cannot assure you that we would be able to refinance the GLC Trust 2013-2 Revolver at such time or otherwise be able to satisfy the obligations thereunder, particularly if the quality of the underlying portfolio of consumer loans has deteriorated since the time of their acquisition.

We may not replicate the historical results achieved by other entities managed or sponsored by members of our investment committee or by Garrison Investment Group or its affiliates.

Our primary focus in making investments generally differs from that of many of the investment funds, accounts or other investment vehicles that are or have been managed by members of our investment committee or sponsored by Garrison Investment Group or its affiliates. In addition, investors in our common stock do not acquire an interest in any such investment funds, accounts or other investment vehicles that are or have been managed by members of our investment committee or sponsored by Garrison Investment Group or its affiliates. We cannot assure you that we will replicate the historical results achieved by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.

There are significant potential conflicts of interest that could affect our investment returns.

As a result of our arrangements with Garrison Investment Group and our investment committee, there may be times when Garrison Investment Group or such persons have interests that differ from those of our stockholders, giving rise to a conflict of interest.

There may be conflicts related to obligations our investment committee, our Investment Adviser or its affiliates have to other clients.

The members of our investment committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by our Investment Adviser or its affiliates. Similarly, our Investment Adviser or its affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, the members of our investment committee have, and will continue to have, management responsibilities for other investment funds, accounts or other investment vehicles managed or sponsored by our Investment Adviser and its affiliates. Our investment objective overlaps or may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by or affiliated with our Investment Adviser. Our investment adviser will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy. However, we cannot assure you that such opportunities will be allocated to us fairly or equitably in the short-term or over time. Where we are able to co-invest consistent with the requirements of the 1940 Act, if sufficient securities or loan amounts are available to satisfy our and each such account’s proposed demand, we expect that the opportunity will be allocated in accordance with our Investment Adviser’s pre-transaction determination. If there is an insufficient amount of an investment opportunity to satisfy our demand and that of other accounts sponsored or managed by our Investment Adviser or its affiliates, the allocation policy further provides that allocations among us and such other accounts will generally be made pro rata based on the amount that each such party would have invested if sufficient loan amounts were available. However, there can be no assurance that we will be able to participate in all suitable investment opportunities. Where we are unable to co-invest consistent with the requirements of the 1940 Act, our Investment Adviser’s allocation policy provides for investments to be allocated on a rotational basis to assure that all clients have fair and equitable access to such investment opportunities.

Our investment committee, our Investment Adviser or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.

Principals of our Investment Adviser and its affiliates and members of our investment committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. If we obtain material nonpublic information with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.

Our incentive fee structure may create incentives for our Investment Adviser that are not fully aligned with the interests of our stockholders and may induce our Investment Adviser to make speculative investments.

In the course of our investing activities, we pay management and incentive fees to our Investment Adviser. The incentive fee payable by us to our Investment Adviser may create an incentive for our Investment Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The management fee is based on our gross assets excluding cash and cash equivalents. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because the management fee is based on our gross assets, our Investment Adviser will benefit when we incur debt or use leverage. The use of leverage will increase the likelihood of default, which would disfavor the holders of our common stock.

Additionally, under the incentive fee structure, our Investment Adviser may benefit when capital gains are recognized and, because our Investment Adviser determines when a holding is sold, our Investment Adviser controls the timing of the recognition of such capital gains. Our board of directors is charged with protecting our interests by monitoring how our Investment Adviser addresses these and other conflicts of interest associated with its management services and compensation. While they are not expected to review or approve each investment or realization, our independent directors will periodically review our Investment Adviser’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors will consider whether such fees and our expenses (including those related to leverage) remain appropriate. As a result of this arrangement, our Investment Adviser or its affiliates may from time to time have interests that differ from those of our stockholders, giving rise to a conflict.

Unlike that portion of the incentive fee based on income, there is no Hurdle Rate applicable to the incentive fee based on net capital gains. As a result, our Investment Adviser may seek to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. This practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

In addition, under the terms of the Incentive Fee Cap and Deferral Mechanism, the amount of incentive fees earned by our Investment Adviser will depend, in part, upon the timing of capital gains or losses in our investment portfolio, as well as the timing of our recognition of income. Depending on the circumstances, there may be a lag of as long as 12 fiscal quarters between the occurrence of an event giving rise to an obligation to pay incentive fees to the Investment Adviser and the payment of such incentive fees. Therefore, investors who acquire our shares of common stock may pay indirectly to our Investment Adviser incentive fees in respect of income or capital gains that were received by or paid to us prior to such investor becoming a stockholder. As a result, such investors may not participate in the income or capital gains giving rise to such indirect expense.

The valuation process for certain of our portfolio holdings creates a conflict of interest.

We expect to make many portfolio investments in the form of securities that are not publicly traded. As a result, our board of directors determines the fair value of these securities in good faith. In connection with that determination, investment professionals from our Investment Adviser provide our board of directors with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, certain members of our board of directors, including Messrs. Astruc, Chase and Tansey, have an indirect pecuniary interest in our Investment Adviser. The participation of our Investment Adviser’s investment professionals in our valuation process, and the indirect pecuniary interest in our Investment Adviser by certain members of our board of directors, could result in a conflict of interest as the management fee paid to our Investment Adviser is based, in part, on our gross assets.

We have conflicts related to other arrangements with our Investment Adviser or its affiliates.

We have entered into a license agreement with Garrison Investment Group under which Garrison Investment Group has granted us a non-exclusive, royalty-free license to use the name “Garrison”. In addition, we pay to Garrison Capital Administrator our allocable portion of overhead and other expenses incurred by Garrison Capital Administrator in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. This creates conflicts of interest that our board of directors must monitor.

The Investment Advisory Agreement with Garrison Capital Advisers, the Administration Agreement with Garrison Capital Administrator and the sub-collateral management agreement between GF 2013-2 Manager and Garrison Capital Advisers were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

The Investment Advisory Agreement, the Administration Agreement and the sub-collateral management agreement were negotiated between related parties. Consequently, their terms, including fees payable to our Investment Adviser, may not be as favorable to us as if they had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with our Investment Adviser, our Administrator, the collateral manager and their respective affiliates. Any such decision, however, would breach our fiduciary obligations to our stockholders. Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to, or entering into certain “joint” transactions (which could include investments in the same portfolio company) with such affiliates, absent the prior approval of our independent directors. Our Investment Adviser and its affiliates, including persons that control, or are under common control with, us or our Investment Adviser, are also considered to be our affiliates under the 1940 Act, and we are generally prohibited from buying or selling any security from or to, or entering into “joint” transactions with such affiliates without prior approval of our independent directors and, in some cases, exemptive relief from the SEC.

We may, however, invest alongside other clients of our Investment Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law, SEC staff interpretations and/or exemptive relief issued by the SEC. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Investment Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also invest alongside our Investment Adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations and the allocation policy of Garrison Investment Group and our Investment Adviser. Under this allocation policy, a fixed calculation, based on the type of investment, will be applied to determine the amount of each opportunity to be allocated to us. This allocation policy will be periodically approved by our Investment Adviser and reviewed by our independent directors. We expect that these determinations will be made similarly for other accounts sponsored or managed by our Investment Adviser and its affiliates. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed demand, we expect that the opportunity will be allocated in accordance with our Investment Adviser’s pre-transaction determination. Where there is an insufficient amount of an investment opportunity to satisfy us and other accounts sponsored or managed by our Investment Adviser or its affiliates, the allocation policy further provides that allocations among us and such other accounts will generally be made pro rata based on the amount that each such party would have invested if sufficient securities or loan amounts were available. However, we cannot assure you that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

We, Garrison Investment Group and our Investment Adviser have submitted an exemptive relief application to the SEC to permit greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by our Investment Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions, as well as regulatory requirements and other relevant factors. See “Certain Relationships.” We cannot assure you, however, that we will obtain such approvals or exemptive relief or develop opportunities that comply with such limitations.

In situations where co-investment with other accounts managed by our Investment Adviser or its affiliates is not permitted or appropriate, Garrison Investment Group and our Investment Adviser must decide which client will proceed with the investment. Our Investment Adviser’s allocation policy provides, in such circumstances, for investments to be allocated on a rotational basis to assure that all clients have fair and equitable access to such investment opportunities. Moreover, except in certain circumstances, we are unable to invest in any issuer in which a fund managed by our Investment Adviser or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

We will be exposed to risks associated with changes in interest rates.

Interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net investment income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates and also could increase our interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the market value of our common stock.

Our portfolio investments will be recorded at fair value as determined in good faith by our board of directors. As a result, there will be uncertainty as to the value of our portfolio investments.

Many of our portfolio investments will take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our board of directors, including to reflect significant events affecting the value of our securities. As discussed in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies,” all of our investments (other than cash and cash equivalents) are classified as Level 3 under Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We have retained the services of several independent service providers to review the valuation of these securities. The types of factors that the board of directors may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. In addition, the determination of fair value and thus the amount of unrealized losses we may incur in any year, is, to a degree, subjective, in that it is based on unobservable inputs and certain assumptions. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

We adjust quarterly the valuation of our portfolio to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statement of operations as net change in unrealized appreciation or depreciation.

The lack of liquidity in our investments may adversely affect our business.

We generally make investments in private companies. Substantially all of these investments are subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we have material non-public information regarding such portfolio company.

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our board of directors under our valuation policy and process. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:

•	a comparison of the portfolio company’s securities to publicly traded securities;
•	the enterprise value of the portfolio company;
•	the nature and realizable value of any collateral;
•	the portfolio company’s ability to make payments and its earnings;
•	the markets in which the portfolio company does business; and
•	changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities and loans we acquire, the default rate on such securities, the level of our expenses, variations in, and the timing of the recognition of, realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation at the local, state and federal level. We are also subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure proceedings and other trade practices. If these laws, regulations or decisions change, or if we expand our business into additional jurisdictions, we may have to incur significant expenses in order to comply or we might have to restrict our operations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we or our portfolio companies are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. In particular, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, became law. The scope of the Dodd-Frank Act impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several years. The effects of the Dodd-Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. While the impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

Additionally, changes to the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this Annual Report on Form 10-K and may shift our investment focus from the areas of expertise of our Investment Adviser to other types of investments in which our Investment Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

We may expose ourselves to risks if we engage in hedging transactions.

We may engage in currency or interest rate hedging transactions to the extent such transactions are permitted under the 1940 Act and applicable commodities law. If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions, including the risk of counterparty default. In this regard, we may utilize instruments such as futures, forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for us to realize a gain on a net basis if the values of the underlying portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price.

While we may enter into transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates or counterparty default may result in poorer overall investment performance than if we had not engaged in any hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek or be able to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge position and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities may also fluctuate as a result of factors not related to currency fluctuations.

Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our board of directors has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and value of our stock. Nevertheless, the effects of any such changes may adversely affect our business and impact our ability to make distributions.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends and other distributions.

Our business depends on the communications and information systems of our Adviser and its affiliates. Any failure or interruption of such systems could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our securities and our ability to pay dividends and other distributions to our securityholders.

Risks Related to our Investments

Our investments may be risky, and you could lose all or part of your investment.

We invest primarily in (1) first lien senior secured loans, (2) second lien senior secured loans, (3) “one-stop” senior secured or “unitranche” loans, (4) subordinated or mezzanine loans, (5) unsecured consumer loans and (6), to a lesser extent, selected equity co-investments in middle-market companies.

Secured Loans.  When we extend first lien senior secured, second lien senior secured and unitranche loans, we generally take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries. We expect this security interest to help mitigate the risk that we will not be repaid. However, there is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. Also, in the case of first lien senior secured loans, our lien may be subordinated to claims of other creditors and, in the case of second lien senior secured loans, our lien will be subordinated to claims of certain other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Unsecured Consumer Loans.  Our consumer loans are unsecured. This may result in an above average amount of risk and volatility or a loss of principal. These investments may involve additional risks that could adversely affect our investment returns. See “ — We are subject to risks associated with unsecured consumer loans.”

Mezzanine Loans.  Our mezzanine investments generally are subordinated to senior loans and will generally be unsecured. This may result in an above average amount of risk and volatility or a loss of principal. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income as described above under “We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.” Since we will not receive any substantial repayments of principal prior to the maturity of our mezzanine debt investments, such investments are riskier than amortizing loans.

Equity Investments.  We may make selected equity investments. In addition, when we invest in first lien, second lien, unitranche or mezzanine loans, we may acquire warrants to purchase equity securities. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

We are subject to risks associated with middle-market companies.

Investing in middle-market companies involves a number of significant risks, including:

•	these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;
•	they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;
•	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•	generally little public information exists about these companies, and we are required to rely on our Investment Adviser to obtain adequate information to evaluate the potential returns from investing in these companies;
•	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our Investment Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and
•	they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code and the requirements under the documents governing the CLO Facility II, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

Our portfolio may be concentrated in a limited number of portfolio companies and industries, which would subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Our portfolio may be concentrated in a limited number of portfolio companies and industries. As a result, the aggregate returns we realize may be significantly and adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.

We may hold the debt securities and loans of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings.

Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by a portfolio company may adversely and permanently affect such portfolio company. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of our investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until a plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial, eroding the value of any recovery by holders of other securities of the bankrupt entity.

Depending on the facts and circumstances of our investments and the extent of our involvement in the management of a portfolio company, upon the bankruptcy of a portfolio company, a bankruptcy court may recharacterize our debt investments as equity interests and subordinate all or a portion of our claim to that of other creditors. This could occur even though we may have structured our investment as senior debt.

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interests rates may make it more difficult for portfolio companies to make periodic payments on their loans.

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity. In addition, if general interest rates rise, there is a risk that our portfolio companies will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interests rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

The U.S. economy and that of most other countries are or have recently been in a recessionary period. Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results, which could have an adverse effect on our financial condition.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render significant managerial assistance to the borrower. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, even though we may have structured our investment as senior secured debt, depending on the facts and circumstances, including the extent to which we provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to claims of other creditors.

We may be subject to risks associated with syndicated loans.

Under the documentation for syndicated loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. In most cases, we do not expect to hold a sufficient amount of the indebtedness to be able to compel any actions by the agent. Consequently, we would only be able to direct such actions if instructions from us were made in conjunction with other holders of associated indebtedness that together with us compose the requisite percentage of the related indebtedness then entitled to take action. Conversely, if holders of the required amount of the associated indebtedness other than us desire to take certain actions, such actions may be taken even if we did not support such actions. Furthermore, if an investment is subordinated to one or more senior loans made to the applicable obligor, the ability of us to exercise such rights may be subordinated to the exercise of such rights by the senior lenders. Accordingly, we may be precluded from directing such actions unless we act together with other holders of the indebtedness. If we are unable to direct such actions, we cannot assure you that the actions taken will be in our best interests.

If an investment is a syndicated revolving loan or delayed drawdown loan, other lenders may fail to satisfy their full contractual funding commitments for such loan, which could create a breach of contract, result in a lawsuit by the obligor against the lenders and adversely affect the fair market value of our investment.

There is a risk that a loan agent may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the possession or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice.

We are subject to risks associated with unsecured consumer loans.

Investing in unsecured consumer loans involves a number of significant risks, including those set forth below.

The borrower loans are not secured by any collateral or guaranteed or insured by any third party, and we must rely on our third party servicer(s) to pursue collection against any borrower.

Borrower loans are unsecured obligations, and are not guaranteed or insured by any third party or backed by any governmental authority in any way. We must rely on our third party servicer(s) to pursue collection against any borrower if an event of default occurs.

Some of the borrowers on the platform have tarnished credit ratings or limited credit history, are considered higher than average credit risks, and may present a higher risk of loan delinquency or default.

There may be borrowers on the platform who have below prime or tarnished credit ratings, which is traditionally defined as a FICO below 640. Loans may be offered to such borrowers when there is reason to believe that the risk profile of such loans is such that their loss rates fall within the loss rate range expected under the current underwriting policies. However, these borrowers still may present a higher risk of loan delinquency or default than prime borrowers.

We do not have significant historical performance data about performance on the consumer loans. Loss rates on the consumer loans may increase.

The consumer lending platform is in the early stages of its development and has a limited operating history. The performance of consumer loans purchased to date may not be indicative of the future performance of consumer loans. Due to the limited operational history of the consumer lending platform, we do not have significant historical data regarding the performance of the consumer loans, and we do not yet know what our long-term loan loss experience will be.

Loss rates on the consumer loans may increase as a result of economic conditions beyond our control and beyond the control of the borrower.

Borrower loan loss rates may be significantly affected by economic downturns or general economic conditions beyond our control and beyond the control of individual borrowers. In particular, loss rates on consumer loans may increase due to factors such as prevailing interest rates, the rate of unemployment, the level of consumer confidence, residential real estate values, the value of the U.S. dollar, energy prices, changes in consumer spending, the number of personal bankruptcies, disruptions in the credit markets and other factors.

We may not realize gains from our equity investments.

When we invest in mezzanine loans or senior secured loans, we may also invest in the equity securities of the borrower or acquire warrants or other equity securities as well. In addition, we may invest directly in the equity securities of portfolio companies. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not realize gains from our equity interests, and any gains that we do realize on the disposition of such equity interests may not be sufficient to offset any other losses we experience.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio, and our ability to make follow-on investments in certain portfolio companies may be restricted.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to:

•	increase or maintain in whole or in part our equity ownership percentage;
•	exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•	attempt to preserve or enhance the value of our investment.

We have the discretion to make any follow-on investments, subject to the availability of capital resources, the limitations of the 1940 Act and the requirements associated with our status as a RIC. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful portfolio company. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we do not want to increase our exposure to the portfolio company, because we prefer other opportunities or because we are inhibited by compliance with business development company requirements or the desire to maintain our tax status.

Because we generally do not hold controlling equity interests in our portfolio companies, we will not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We do not currently anticipate taking controlling equity positions in our portfolio companies. In addition, we may not be in a position to control any portfolio company by investing in its debt securities or loans. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and we may therefore suffer a decrease in the value of our investments.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We generally intend to invest a portion of our capital in first lien, second lien and unitranche loans and, to a lesser extent, mezzanine loans and equity securities of U.S. middle-market companies. The portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have sufficient assets to use for repaying its obligation to us in full, or at all. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Additionally, certain loans that we make to portfolio companies may be secured on a second-priority basis by the same collateral securing senior secured debt of such companies. The first-priority liens on the collateral secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first-priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us.

In addition, the value of the collateral in the event of liquidation depends on market and economic conditions, the availability of buyers and other factors. There can be no assurances that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second-priority liens after payment in full of all obligations secured by the first-priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second-priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, only have an unsecured claim against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first-priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first-priority liens:

•	the ability to cause the commencement of enforcement proceedings against the collateral;
•	the ability to control the conduct of such proceedings;

•	the approval of amendments to collateral documents;
•	releases of liens on the collateral; and
•	waivers of past defaults under collateral documents.

We may not have the ability to control or direct such actions, even if our rights are adversely affected.

We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in the assets of such companies. Liens on such portfolio companies’ assets, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

Our Investment Adviser’s liability is limited under the Investment Advisory Agreement and the sub-collateral management agreement, and we have agreed to indemnify our Investment Adviser against certain liabilities, which may lead our Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Investment Advisory Agreement and the sub-collateral management agreement, our Investment Adviser does not assume any responsibility to us, including Garrison Funding 2013-2 Manager LLC, or GF 2013-2 Manager, other than to render the services called for under those agreements, and it is not responsible for any action of our board of directors or GF 2013-2 Manager, as applicable, in following or declining to follow our Investment Adviser’s advice or recommendations. Our Investment Adviser maintains a contractual, as opposed to a fiduciary, relationship with us. Under the terms of the Investment Advisory Agreement and the sub-collateral management agreement, our Investment Adviser, its officers, members, personnel, any person controlling or controlled by our Investment Adviser are not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement and the sub-collateral management agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of our Investment Adviser’s duties under the Investment Advisory Agreement and the sub-collateral management agreement. In addition, we have agreed to indemnify our Investment Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement and the sub-collateral management agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement and the sub-collateral management agreement. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

Our Investment Adviser may be paid incentive compensation even if we incur a net loss, and we cannot recover any portion of the incentive fee previously paid.

Our Investment Adviser is entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of our Pre-Incentive Fee Net Investment Income, subject to the Hurdle Rate, a catch-up provision and the Incentive Fee Cap and Deferral Mechanism. Our Pre-Incentive Fee Net Investment Income excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss for that quarter. Thus, we may be required to pay our Investment Adviser incentive compensation for a fiscal quarter even if we incur a net loss. In addition, if we pay the capital gains portion of the incentive fee and thereafter experience additional realized capital losses or unrealized capital depreciation, we will not be able to recover any portion of the incentive fee previously paid.

We may not apply or be approved for an SBIC license.

We may apply for a license to form an SBIC. If such an application is made and approved and the SBA so permits, we anticipate that the SBIC license would be transferred to a wholly-owned subsidiary of ours that would be formed just prior to such transfer. Following such transfer, we anticipate that the SBIC subsidiary would be allowed to issue SBA-guaranteed debentures, subject to the required capitalization of the SBIC subsidiary. SBA guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. We cannot assure you that we will make an application for an SBIC license, be successful in receiving an SBIC license from the SBA or that the SBA will permit such license to be transferred to us. If we do receive an SBIC license, there is no minimum amount of SBA-guaranteed debentures that must be allocated to us.

Our portfolio companies may prepay loans, which prepayment may reduce our yields if capital returned cannot be invested in transactions with equal or greater expected yields.

The loans in our investment portfolio generally are prepayable at any time, some of which have no premium to par. It is not clear at this time when each loan may be prepaid. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. In the case of some of these loans, having the loan prepaid may reduce the achievable yield for us if the capital returned cannot be invested in transactions with equal or greater expected yields, which could have a material adverse effect on our business, financial condition and results of operations.

The disposition of our investments may result in contingent liabilities.

We currently expect that a significant portion of our investments will involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us.

Provisions of the General Corporation Law of the State of Delaware and our certificate of incorporation and bylaws could deter takeover attempts and have an adverse effect on the price of our common stock and the rights of our common stockholders.

The General Corporation Law of the State of Delaware, or the DGCL, contains provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. Our certificate of incorporation and bylaws contain provisions that limit liability and provide for indemnification of our directors and officers. These provisions and others also may have the effect of deterring hostile takeovers or delaying changes in control or management. We are subject to Section 203 of the DGCL, the application of which is subject to any applicable requirements of the 1940 Act. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. If our board of directors does not approve a business combination, Section 203 of the DGCL may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our certificate of incorporation classifying our board of directors in three classes serving staggered three-year terms, and provisions of our certificate of incorporation authorizing our board of directors to classify or reclassify shares of our preferred stock in one or more classes or series, to cause the issuance of additional shares of our stock and to amend our certificate of incorporation, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our certificate of incorporation and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders. In addition, if we issue preferred stock, such securities would rank “senior” to common stock in our capital structure, resulting in preferred stockholders having separate voting rights, dividend and liquidation rights, and possibly other rights, preferences or privileges more favorable than those granted to holders of our common stock.

Our Investment Adviser can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Investment Adviser has the right, under the Investment Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If our Investment Adviser resigns, we may not be able to find a new Investment Adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Investment Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

Our Administrator can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our Administrator has the right, under the Administration Agreement, to resign at any time upon not less than 60 days’ notice, whether we have found a replacement or not. If our Administrator resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by our Administrator. Even if we are able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our operations may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

Investments in securities of foreign companies, if any, may involve significant risks in addition to the risks inherent in U.S. investments.

We may make investments in securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

In addition, any investments that we make that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that we will, in fact, hedge currency risk, or, that if we do, such strategies will be effective.

We incur significant costs as a result of being a publicly traded company.

As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and other rules implemented by the SEC.

We are an “emerging growth company,” and we do not know if such status will make our common stock less attractive to investors.

We currently are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, signed into law on April 5, 2012 until the earliest of:

•	the last day of our fiscal year ending December 31, 2018;
•	the last day of the fiscal year in which our total annual gross revenues first exceed $1 billion;
•	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and
•	the last day of a fiscal year in which we (1) have an aggregate worldwide market value of our common stock held by non-affiliates of $700 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter, and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

We are taking advantage of some of the reduced regulatory and disclosure requirements permitted by the JOBS Act and, as a result, some investors may consider our common stock less attractive, which could reduce the market value of our common stock. For example, while we are an emerging growth company, we are taking advantage of exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected. See “Business — Regulation — JOBS Act.”

Efforts to comply with Section 404 of the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.

Under current SEC rules, beginning with our fiscal year ending December 31, 2013, we were required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, and related rules and regulations of the SEC and, under the JOBS Act, beginning with the first fiscal year in which we no longer qualify as an emerging growth company, our independent registered public accounting firm must audit this report. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting.

As a result, we expect to incur additional expenses in the near term that may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations, and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our common stock may be adversely affected.

Risks Relating to Our Common Stock

Investing in our common stock may involve an above average degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.

Shares of closed-end investment companies, including business development companies, often trade at a discount to their net asset value.

Shares of closed-end investment companies, including business development companies, may trade at a discount from net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value.

There is a risk that investors in our equity securities may not receive distributions or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we may be limited in our ability to make distributions. If we declare a dividend and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash dividend payments.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of the companies;
•	changes in regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and business development companies;
•	loss of our qualification as a RIC or business development company;
•	changes in earnings or variations in operating results;
•	changes in the value of our portfolio investments;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	departure of Garrison Capital Advisers’ or any of its affiliates’ key personnel;
•	operating performance of companies comparable to us;
•	general economic trends and other external factors; and
•	loss of a major funding source.

Our stockholders could experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.

All dividends declared in cash payable to stockholders that are participants in our dividend reinvestment plan are automatically reinvested in shares of our common stock. As a result, our stockholders that do not participate in our dividend reinvestment plan could experience dilution in their ownership percentage of our common stock over time if we issue additional shares of our common stock.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 1290 Avenue of the Americas, Suite 914, New York, NY 10104 and are provided by Garrison Capital Administrator LLC pursuant to the Administration Agreement. We believe that our office facilities are suitable and adequate to our business.

Item 3. Legal Proceedings

Garrison Capital, the Investment Adviser and the Administrator are not currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on March 27, 2013 and is currently traded on The Nasdaq Global Select Market under the symbol “GARS”. The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly distributions per share since December 31, 2012.

		Closing Sales Price		Premium of High Sales Price to NAV(2)	Premium (Discount) of Low Sales Price to NAV(2)	Distributions Declared
Period	NAV(1)	High	Low
Fiscal year ended December 31, 2013
Fourth quarter	$15.16	$15.05	$13.76	(0.7)%	(9.2)%	$0.35
Third quarter	15.11	15.39	14.15	1.9	(6.4)	0.35
Second Quarter	15.06	15.72	14.70	4.4	(2.4)	0.35
First Quarter(3)	15.67	15.13	15.00	(3.4)	(4.3)	0.23

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of the each period.
(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.
(3)	NAV as reported does not reflect any impact associated with our initial public offering on March 26, 2013 at $15.00 per share. Pro forma premium of high sales price to pro forma NAV of $15.00 is 0.9% and premium (discount) of low sales price to NAV is 0.0%.

The last reported price for our common stock on March 6, 2014 was $14.26 per share. As of March 6, 2014, we had 3,497 stockholders of record.

Distributions

Our distributions, if any, are determined by the board of directors. We elected to be treated as a RIC under Subchapter M of the Code. To maintain RIC qualification each taxable year, we must distribute at least 90% of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses, if any. In addition, we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions we will be subject to a 4% nondeductible federal excise tax on the undistributed amount.

The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock for the fiscal year ended December 31, 2013.

Record Dates	Payment Date	Dividends and Distributions Declared
Fiscal year ended December 31, 2013
December 13, 2013(1)	December 27, 2013	$0.35
September 12, 2013(1)	September 26, 2013	$0.35
June 13, 2013(1)	June 27, 2013	$0.35
February 25, 2013(2)	March 13, 2013	$0.23
Total		$1.28

(1)	Includes a return of capital for tax purposes of approximately $0.08.
(2)	Does not include any return of capital for tax purposes.

On March 11, 2014, our board of directors declared a quarterly distribution of $0.35 per share payable on March 28, 2014 to holders of record as of March 21, 2014.

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders. As a result, if our board of directors authorizes, and we declare, a cash dividend or other distribution, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution.

Stock Performance Graph

This graph compares the stockholder return on our common stock from March 27, 2013 (initial public offering) to December 31, 2013 with that of the NASDAQ Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on March 27, 2013, $100 was invested in our common stock, the NASDAQ Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this annual report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Item 6. Selected Consolidated Financial Data

The selected financial and other information below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto. Financial information as of and for the years ended December 31, 2013, December 31, 2012, December 31, 2011 and for the period from December 17, 2010 through December 31, 2010, has been derived from our consolidated financial statements that were audited by Ernst & Young LLP, an independent registered public accounting firm.

	Year ended December 31, 2013	Year ended December 31, 2012	Year ended December 31, 2011	Period from December 17, 2010 (commencement of operations) through December 31, 2010
	(dollars in thousands)
Income statement data:
Total investment income (loss)(1)(4)	$33,805	$23,649	$27,222	$—
Interest expense	6,575	6,155	7,280	—
Management fees (net of waivers)	2,510	2,277	1,804	—
Incentive fees (net of waivers)	1,099	—	—	—
Other expenses	4,286	6,895	2,360	375
Net investment income (loss)	19,335	8,322	15,778	(375)
Net realized gain/(loss) from investments(6)	(11,770)	3,374	3,494	—
Net change in unrealized appreciation/ (depreciation) on investments(6)	15,934	(7,322)	(8,433)	—
Net increase in net assets resulting from operations	23,500	4,374	10,839	(375)
Basic earnings per common share/members' capital per unit(1)	1.55	0.42	1.03	—
Other data:
Weighted average yield (unaudited)(2)	9.8%	9.6%	8.9%	7.3%
Number of portfolio companies at period end (unaudited)	70	49	72	74

	At December 31, 2013	At December 31, 2012	At December 31, 2011	At December 31, 2010
	(dollars in thousands except per unit data)
Balance sheet data:
Investments, fair value(1)(5)	$429,081	$220,106	$320,779	$283,828
Cash and cash equivalents	13,665	21,681	47,928	80,000
Cash and cash equivalents, restricted accounts	27,965	69,902	16,993	21,354
Total assets	485,080	315,989	391,139	392,332
Senior secured term note and revolving notes payable	219,419	125,000	218,478	218,304
Net assets/Members’ capital	254,081	173,669	171,072	160,233
Per unit data:
Net asset value per common share/Members’ capital per unit(3)	$15.16	$16.54	$16.29	$15.26

(1)	Adjusted for Reverse Stock Split. See Note 1.

(2)	Weighted average yield is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.
(3)	Based on 16,758,779 shares of common stock of Garrison Capital Inc. outstanding as of December 31, 2012 and 10,498,544 units of Garrison Capital LLC outstanding as of December 31, 2011 and December 31, 2010. Each of the outstanding units of Garrison Capital LLC was converted into one share of common stock of Garrison Capital Inc. in connection with the BDC Conversion. We subsequently declared the Reverse Stock Split on February 25, 2013, which resulted in the conversion of one share of common stock into 0.9805106 shares of common stock. All amounts related to shares/units and share/unit price have been retroactively restated. As a result, the 10,707,221 shares of common stock issued in the BDC conversion have been retroactively restated to 10,498,544 shares.
(4)	Consists of affiliate related income of $1,202,663.
(5)	Consists of affiliate investments of $19,029,529.
(6)	Consists of affiliate related realized gain and change in unrealized appreciation of $8,143 and $1,838,734, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our audited consolidated financial statements and related notes thereto appearing elsewhere in this annual report on Form 10-K.

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitutes forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

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

We use words such as “anticipates,” “believes,” “expects,” “intends” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” and elsewhere in this annual report on Form 10-K.

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission, or the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

You should understand that, under Section 27A(b)(2)(B) of the Securities Act of 1933, as amended, and Section 21E(b)(2)(B) of the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in connection with this annual report on Form 10-K or any periodic reports we file under the Exchange Act.

Overview

We are an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company under the 1940 Act. In addition, for tax purposes, we have elected to be treated as a RIC under Subchapter M of Code, beginning October 9, 2012 and intend to qualify annually for such treatment. Our shares are currently listed on The Nasdaq Global Select Market under the symbol “GARS”.

On March 26, 2013, we priced our initial public offering, or IPO, selling 6,133,334 shares, including 800,000 shares pursuant to the underwriters’ exercise of the over-allotment option, at a public offering price of $15.00 per share. On March 27, 2013, our common stock began trading on The Nasdaq Global Select Market under the symbol “GARS”.

On April 2, 2013, we closed our IPO, raising approximately $92.0 million in gross proceeds. Total proceeds received net of sales load was approximately $85.6 million and net of offering expenses was approximately $84.9 million. Concurrent with the IPO, our directors, officers, employees and an affiliate of our Investment Adviser, Garrison Capital Advisers LLC, purchased an additional 126,901 shares through a private placement transaction, or the Concurrent Private Placement, exempt from registration under the Securities Act, at a price of $15.00 per share, raising approximately $1.9 million of proceeds.

On July 24, 2013, we formed GF 2013-2, a Cayman Islands exempted company, for the purpose of refinancing the Credit Facility, as defined below. On September 25, 2013, under Part XVI of the Cayman Islands Companies Law (2012 Revision), GF 2013-2 and GF 2012-1 merged with GF 2013-2 remaining as the surviving entity, or the Merger. On the effective date of the Merger, all of the rights, the property, and the business, undertaking, goodwill, benefits, immunities and privileges of each individual company immediately vested in the surviving company.

On September 25, 2013, we completed the CLO Facility II, a $350.0 million collateralized loan obligation, through a private placement of (1) $50.0 million of AAA(sf) rated Class A-1R revolving notes, which bear interest at either the CP Rate, as defined in the indenture governing the CLO Facility II, or LIBOR, plus 1.90%; (2) $111.2 million of AAA(sf) rated Class A-1T notes, or Class A-1T Notes, which bear interest at three-month LIBOR plus 1.80%; (3) $24.2 million of AA(sf) rated Class A-2 notes, collectively with the Class A-1R Notes and the Class A-1T Notes, the Class A Notes, which bear interest at three-month LIBOR plus 3.40%; (4) $25.0 million of A(sf) rated Class B notes, or Class B Notes, which bear interest at three-month LIBOR plus 4.65%; (5) $13.7 million of Class C notes (not rated), or Class C Notes and collectively with the Class A Notes and Class B Notes, the Secured Notes, which bear interest at three-month LIBOR plus 5.50%; and (6) $126.0 million of subordinated notes, or Subordinated Notes and collectively with the Class A Notes, Class B Notes and Class C Notes, the GF 2013-2 Notes, which do not have a stated interest rate, the proceeds of which were utilized, along with cash on hand, to refinance the existing Credit Facility. All of the GF 2013-2 Notes are scheduled to mature on September 25, 2023. As of December 31, 2013 we had retained 100% of the Class C Notes and Subordinated Notes.

GLC Trust 2013-2 closed on a $10.0 million revolving facility with Capital One Bank, NA on December 6, 2013. The revolving facility includes an accordion feature that permits GLC Trust 2013-2 to increase the total commitment up to $15.0 million under the terms of the loan agreement. GLC Trust 2013-2 exercised this option on December 20, 2013.

Our investment objective is to generate current income and capital appreciation by making investments generally in the range of $10 million to $25 million primarily in debt securities and loans of U.S. based middle-market companies, which we define as those having EBITDA of between $5 million and $30 million. Our goal is to generate attractive risk-adjusted returns by assembling a broad portfolio of investments.

We invest primarily in (1) first lien senior secured loans, (2) second lien senior secured loans, (3) “one-stop” senior secured or “unitranche” loans, (4) subordinated or mezzanine loans, (5) unsecured consumer loans and (6) to a lesser extent, selected equity co-investments in middle-market companies. We use the term “one-stop” or “unitranche” to refer to a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans. We use the term “mezzanine” to refer to a loan that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness.

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

Our investment activities are managed by our Investment Adviser. Our Investment Adviser is responsible for sourcing potential investments, conducting research and diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. Under the Investment Advisory Agreement, we pay the Investment Adviser a base management fee and an incentive fee for its services. The Administrator provides certain administrative services and facilities necessary for us to operate, including office facilities and equipment and clerical, bookkeeping and record-keeping services, pursuant to an administration agreement, or the Administration Agreement. The Administrator oversees our financial reporting and prepares our reports to stockholders and reports required to be filed with the SEC. The Administrator also manages the determination and publication of our net asset value and the preparation and filing of our tax returns and generally monitors the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator may retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without any profit to the Administrator. The Administrator had retained SEI Investments Global Fund Services, Inc. to provide certain accounting and administrative services to it through September 30, 2013.

As of December 31, 2013, we held investments in 70 portfolio companies with a fair value of $429.1 million, including investments in 56 portfolio companies held through GF 2013-2. The investments held by GF 2013-2 as of December 31, 2013 consisted of senior secured loans fair valued at $331.7 million and related indebtedness of $209.7 million. As of that date, the loans held by GF 2013-2 (held at fair value), together with cash and other assets held by GF 2013-2, equaled approximately $369.2 million. As of December 31, 2013, our portfolio had an average investment size of approximately $5.0 million, a weighted average yield of 9.8% and a weighted average contractual maturity of 46 months.

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

Revenues.  We generate revenue in the form of interest earned on the debt investments that we hold and capital gains and distributions, if any, on the warrants or other equity interests that we may acquire in portfolio companies. Our debt investments, whether in the form of senior secured, unitranche or mezzanine loans, typically have a term of one to seven years and bear interest at a fixed or floating rate. Interest is generally payable quarterly or semiannually, with the amortization of principal generally being deferred for several years from the date of the initial investment. In some cases, loans may have a PIK feature. The principal amount of the debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, original issue discount and market discount are recorded as a reduction of par value, and we then accrete such amounts into interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts.

Expenses.  Our primary operating expenses include the payment of (1) the base management fee and incentive fee to the Investment Adviser under the Investment Advisory Agreement; (2) the allocable portion of overhead to the Administrator under the Administration Agreement; (3) the interest expense on our outstanding debt, if any; and (4) our other operating costs, as detailed below. We bear all other costs and expenses of our operations and transactions, including:

•	our organization;
•	calculating our net asset value and net asset value per share (including the cost and expenses of any independent valuation firm);
•	fees and expenses, including travel expenses, incurred by the Investment Adviser or payable to third parties in performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;
•	offerings of our common stock and other securities;
•	distributions on our shares;
•	transfer agent and custody fees and expenses;
•	amounts payable to third parties relating to, or associated with, evaluating, making and disposing of investments;
•	brokerage fees and commissions;
•	registration fees;
•	listing fees;
•	taxes;
•	independent director fees and expenses;
•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable U.S. federal and state securities laws;
•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;
•	costs of holding stockholder meetings;
•	our fidelity bond;
•	directors and officers/errors and omissions liability insurance and any other insurance premiums;
•	litigation, indemnification and other non-recurring or extraordinary expenses;
•	direct costs and expenses of administration and operation, including audit and legal costs;
•	fees and expenses associated with marketing efforts;
•	dues, fees and charges of any trade association of which we are a member; and

•	all other expenses reasonably incurred by us or the Administrator in connection with administering our business, including rent and our allocable portion of the costs and expenses of our chief compliance officer, chief financial officer and their respective staffs.

During periods of asset growth, we expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets and increase during periods of asset declines.

Recent Developments

On March 11, 2014 the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which will be paid on March 28, 2014 to stockholders of record as of March 21, 2014.

From January 1, 2014 through March 11, 2014 we originated one new investment, one club deal and closed additional consumer loan purchases for a total increase to par in our core portfolio of $30.7 million with a weighted average yield of 11.4%. From January 1, 2014 through March 11, 2014 repayments in our core portfolio consisted of the early full repayment of two investments and partial repayments for a total of $9.5 million of par with a weighted average yield of 11.5%.

From January 1, 2014 through March 11, 2014 repayments in our transitory portfolio consisted of the early full repayment of four investments and partial repayments for a total of $16.0 million of par with a weighted average yield of 7.1%.

On March 11, 2014, the Board established a compensation committee. The members of the compensation committee are Roy Guthrie, Cecil Martin, Bruce Shewmaker and Matthew Westwood, each of whom meets the independence standards established by the SEC and the Nasdaq Listing Rules.

The compensation committee is responsible for assisting the Board in determining the compensation, if any, of the Company’s chief executive officer and all other executive officers of the Company and to assist the Board of Directors with matters generally related to compensation. The compensation committee charter is available on our website at http://www.garrisoncapitalbdc.com.

Market Trends

Strong technicals, including low default rates and positive investor sentiment, drove demand for leveraged loans to record levels in 2013. Volume was primarily driven by refinancing and recapitalization activity. Increases in leverage and spread compression year-over-year in the leveraged loan market reflected this increase in available capital. Volumes in the middle-market have also increased from the prior year, though primarily as a result of increased leveraged buyouts, refinancing and recapitalization activity. While we have observed some spread compression and increased leverage in the upper middle-market, these trends have not impacted the lower middle-market to the same extent. We actively monitor these dynamics for any trickledown effect.

There continues to be a scarcity of capital in the lower middle-market as many traditional lenders to these companies have exited the business due to regulatory restrictions. Slow GDP growth has translated into lack of demand for money, and therefore, softness in private company borrowing. Many competitors have also moved up-market to focus their attention on larger borrowers. Sponsor and club business continues to represent the majority of direct lending opportunities in the lower middle-market, though we have seen banks and other non-bank finance companies begin to participate in select one-off financings as a result of the increase in available capital. We believe that our expertise in providing non-traditional financing solutions to the lower middle-market allows us to tailor loan structures that meet borrower objectives while commanding premium pricing and maximizing the preservation of capital.

Portfolio Activity

For the three months ended December 31, 2013, we executed originations or purchases of investments in the amount of $92.3 million (cost), $80.3 million (cost) of which was in our core portfolio which we define as those investments that generally yield 9.0% or greater.

For the three months ended December 31, 2013, we originated, purchased or made follow-on investments in our core portfolio totaling $82.4 million of par which represent an average new loan size of $10.3 million with a weighted average yield of 11.1%.

Of the total additions to our core portfolio, three totaling $24.8 million of par (cost of $24.3 million) represent originated assets, three totaling $26.1 million (cost of $25.5 million) represent club deals and two totaling $9.2 million (cost of $8.3 million) represent loans purchased in the secondary market.

Follow on investments consist of the upsize to two of our existing originations in the amount of $8.4 million (cost of $8.4 million), $5.0 million (cost of $4.9 million) represents an upsize to one of our existing purchased loans and $8.9 million (cost of $8.9 million) in consumer loans with projected unlevered returns (net of estimated credit losses) of approximately 11.0%.

For the three months ended December 31, 2013, early full repayments of two investments in our core portfolio totaled $16.9 million and partial repayments totaled $8.7 million.

For the three months ended December 31, 2013, in our transitory portfolio, which we have defined as those investments below the low end of our core portfolio yield target of 9.0%, we purchased six new investments totaling $9.1 million of par (cost of $9.1 million) and added $2.9 million of par (cost of $2.9 million) to existing investments which represent an average new loan size of $2.0 million with a weighted average yield of 6.0%.

Early full repayments on seven loans totaling par of $34.5 million, sales of six loans totaling par of $13.7 million and partial repayments totaling par of $4.1 million in our transitory portfolio resulted in $(0.7) million in net realized losses for the period. Realized losses in the amount of $(1.4) million were as a result of one investment that was written down prior to the IPO and was offset by $0.7 million of realized gains on the remaining portfolio.

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

Consolidated operating results for the years ended December 31, 2013, December 31, 2012 and December 31, 2011 are as follows:

(in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012(1)	Year Ended December 31, 2011(1)	2013 vs. 2012 Variance	2012 vs. 2011 Variance
Net investment income	$19,335	$8,322	$15,778	$11,013	$(7,456)
Total investment income	33,805	23,649	27,222	10,156	(3,573)
Expenses	14,470	15,327	11,444	(857)	3,883
Net realized gain/(loss) on investments	(11,770)	3,374	3,494	(15,144)	(120)
Net change in unrealized appreciation on investments	15,934	(7,322)	(8,433)	23,256	1,111

(1)	Operating results for pre-IPO periods.

Net Investment Income

Net investment income for the years ended December 31, 2013, December 31, 2012 and December 31, 2011 was $19.3 million, $8.3 million and $15.8 million, respectively. Net investment income increased by $11.0 million for the year ended December 31, 2013 from the year ended December 31. 2012 and decreased $7.5 million for the year ended December 31, 2012 from the year ended December 31, 2011, as described below under “Total Investment Income” and “Expenses.”

Investment Income

Investment income for the years ended December 31, 2013, December 31, 2012 and December 31, 2011 was $33.8 million, $23.6 million and $27.2 million, respectively.

Investment income increased by $10.2 million for the year ended December 31, 2013 from the year ended December 31, 2012 due to an increase in interest income in the amount of $9.5 million, a decrease in net accretion from the amortization of discounts in the amount of $(0.1) million and an increase in other income in the amount of $0.8 million.

The increase in interest income was largely driven by the increase in the average portfolio investment balance for 2013 when compared to 2012, as well as an increase in the weighted average yield of our debt investments to 9.8% in 2013 from 9.6% in 2012. The increase in other income was primarily driven by the recognition of fees earned on the full early repayment of ten portfolio investments in 2013.

Investment income decreased by $3.6 million for the year ended December 31, 2012 from the year ended December 31, 2011 due to a decrease in interest income in the amount of $(1.6) million, a decrease in the net accretion from the amortization of discounts in the amount of $(1.7) million and a decrease in other income in the amount of $(0.3) million.

The decrease in interest income was largely driven by the decrease in the average portfolio investment balance for 2012 when compared to 2011, which was partially offset by an increase in the weighted average yield of our debt investments to 9.6% in 2012 from 8.9% in 2011. The decrease in other income was primarily driven by the recognition of fees earned on the early repayment of one portfolio investment in 2011.

Expenses

Total expenses for the years ended December 31, 2013, December 31, 2012 and December 31, 2011 were $14.5 million, $15.3 million and $11.4 million, respectively.

Total expenses for the year ended December 31, 2013 included total fee and expense waivers of $4.2 million. Fee waivers for the year ended December 31, 2013 were comprised of $3.8 million and $0.3 million of management fees and incentive fees, respectively, waived by the Investment Adviser, and $0.1 million of administration fees and directors’ fees waived by the Administrator and the board of directors, respectively. Total expenses for the year ended December 31, 2013 also included $0.4 million of loss on the refinancing of senior secured notes, which consisted of debt issuance costs that were written off in connection with the execution of the CLO Facility II and the refinancing of the Credit Facility.

Total expenses for the year ended December 31, 2012 included a $3.4 million loss on the refinancing of senior secured notes. In connection with the execution of the Credit Facility and the refinancing of Garrison Funding 2010-1 LLC, or GF 2010-1, the senior secured notes, or GF 2010-1 Notes, that comprised the collateralized loan obligation facility for which GF 2010-1 was the borrower were redeemed in accordance with the indenture governing such notes, which resulted in a loss due to the write off of deferred debt issuance costs in the amount of $2.4 million and the recognition of $1.0 million of unamortized original issue discount.

Total expenses for the year ended December 31, 2012 also reflect a loss on the write off of deferred offering costs for the year ended December 31, 2012 in the amount $1.7 million related to legal, accounting, regulatory and printing work completed through October 10, 2012. Total expenses for the year ended December 31, 2012 also included total fee and expense waivers of $0.4 million, comprised of $0.3 of management fees waived by the Investment Adviser and $0.1 of administration fees and directors’ fees waived by the Administrator and the board of directors, respectively.

Total expenses for the year ended December 31, 2011 included no fee or expense waivers.

The following tables summarize our expenses, net of fee waivers and excluding the loss on refinancing of senior secured notes and the loss of the write off of deferred offering costs discussed above for the years ended December 31, 2013, December 31, 2012 and December 31, 2011.

(in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	2013 vs. 2012 Variance	2012 vs. 2011 Variance
Interest	$6,575	$6,155	$7,280	$420	$(1,125)
Management fees	2,510	2,277	1,804	233	473
Incentive Fee	1,099	—	—	1,099	—
Professional fees	1,448	983	828	465	155
Directors fees	334	262	191	72	71
Administrator expenses	686	200	203	486	(3)
Other expenses	1,391	421	1,139	970	(718)
Total expenses	14,043	10,298	11,445	3,745	(1,147)

Interest expense increased $0.4 million for the year ended December 31, 2013 from the year ended December 31, 2012 primarily due to an increase in average debt outstanding. Interest expense decreased by $(1.1) million for the year ended December 31, 2012 from the year ended December 31, 2011 primarily due to a decrease in the average debt outstanding. As of December 31, 2013, 2012 and 2011, we had $220.1 million, $125.0 million and $218.5 million of debt outstanding, respectively.

Management fees increased $0.2 million for the year ended December 31, 2013 from the year ended December 31, 2012 primarily due to the increase in the average net assets, a decrease in the average cash held during the year, as well as the change in the calculation of the management fees. Prior to the BDC Conversion date, management fees were calculated as 1.50% of gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds (as defined in the financial statements). Post-BDC Conversion date, management fees are calculated as 1.75% of gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds (as defined in the financial statements). For the three months ended March 30, 2013, the Investment Adviser waived base management fees due under the Investment Advisory Agreement in excess of an annual rate of 1.50% of the average of the value of our net assets, including cash and cash equivalents (as defined in the financial statements), calculated at the end of the two most recently completed calendar quarters. For the period from April 1, 2013 to September 30, 2013 the Investment Adviser waived all management fees.

Management fees increased $0.5 million for the year ended December 31, 2012 from the year ended December 31, 2011 primarily due to the increase in average net assets and a decrease in average cash held during the year ended December 31, 2012 and to a lesser extent the change in the calculation of the management fees. Management fees are calculated as 1.75% of gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds (as defined in the financial statements). From the BDC Conversion date through the IPO Pricing Date, the Investment Adviser waived base management fees due under the Investment Advisory Agreement in excess of an annual rate of 1.50% of the average of the value of our net assets, including cash and cash equivalents (as defined in the financial statements), calculated at the end of the two most recently completed calendar quarters.

Incentive fees increased $1.1 million year ended December 31, 2013 from the year ended December 31, 2012, net of fees waivers by the Investment Adviser of $0.3 million for the year ended December 31, 2013. Incentive fee expense increased in the year ended December 31, 2013 primarily due to the expiration of the full incentive fee waivers. For the three months ending December 31, 2013, our Investment Adviser agreed to waive that portion of its income-based incentive fee, if any, necessary for the Company’s net investment income per share plus net realized gain (loss) per share (excluding any portion of realized gains (losses) that are associated with the reversal of any portion of unrealized appreciation/depreciation attributable to periods prior to April 1, 2013) for the three months ending December 31, 2013 to equal $0.35 per share, net of fee waivers.

Professional fees for the year ended December 31, 2013 increased by $0.5 million from the year ended December 31, 2012 as a result of an increase in legal fees related to increased regulatory compliance requirements, as well as an increase in audit fees. Professional fees increased by $0.2 million for the year ended December 31, 2012 from the year ended December 31, 2011 primarily due to an increase in tax and legal fees incurred during the year ended December 31, 2012 when compared to the year ended December 31, 2011.

Administrator expenses for the year ended December 31, 2013 increased by $0.5 million from the year ended December 31, 2012 due to the services provided by the Administrator under the Administration Agreement.

Other expenses for the year ended December 31, 2013 increased by $1.0 million from the year ended December 31, 2012 primarily as a result of premiums related to insurance policies entered into as a result of the Company executing its IPO, as well as ratings fees, servicing and management fees incurred by GLC Trust 2013-2 and Sarbanes-Oxley Section 404 compliance-related consulting fees. Other expenses for the year ended December 31, 2012 decreased by $0.7 million from the year ended December 31, 2011 primarily due to ratings fees incurred in the year ended December 31, 2011 which did not recur, as well as expenses related to our organization and incorporation which were recognized during the year ended December 31, 2011 which did not recur in the year ended December 31, 2012.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

For the year ended December 31, 2013, we realized net losses on investments of $(11.8) million. Net realized losses for the year ended December 31, 2013 were driven primarily by $(5.7) million of realized losses incurred as a result of the distribution-in-kind of the assets of Next Generation Vending, LLC and $(7.9) million of realized losses incurred as a result of the early full repayment of two portfolio investments and the sale of two portfolio investments. Realized net losses were offset by net realized gains of $1.8 million resulted from the early full repayment of 28 portfolio investments, the sale of 23 portfolio investments, one refinance and other partial repayments.

For the year ended December 31, 2012, we realized net gains on investments of $3.4 million. Net realized gains for 2012 primarily resulted from the early full repayment of 39 portfolio investments and the sale of eight portfolio investments.

For the year ended December 31, 2011, we realized net gains on investments of $3.5 million. Net realized gains for 2011 primarily resulted from the early full repayment of 33 portfolio investments and the sale of two portfolio investments.

For the year ended December 31, 2013, the net change in unrealized appreciation on investments was $15.9 million. The net change in unrealized appreciation for the year ended December 31, 2013 was driven primarily by the $5.7 million reversal of unrealized depreciation as a result of the distribution-in-kind of the investment in Next Generation Vending, LLC, the increase in the value of one portfolio company in the amount of $1.7 million and the reversal of prior period unrealized depreciation in the amount of $7.4 million as a result of the full early repayment of two and the sale of two portfolio investments. The remaining net change in unrealized appreciation on investments is due to the increase in the market value of the remaining portfolio in the amount of $3.0 million and the reversal of prior period unrealized appreciation of $(0.5) million offset by negative credit related adjustment of one portfolio company in the amount of $(1.4) million.

For the year ended December 31, 2012, the net change in unrealized depreciation on investments was $(7.3) million. The net change in unrealized depreciation for 2012 was primarily driven by negative credit related adjustments of four portfolio investments in the amount of $(9.7) million, offset by $1.9 million due to the reversal of prior period unrealized depreciation due to the early repayments and sales of portfolio investments, and $0.5 million as a result of the increase in the fair value of the remaining portfolio of investments primarily due to a rise in market prices for loan assets as a result of the general improvement in the credit markets.

For the year ended December 31, 2011, the net change in unrealized depreciation on investments was $(8.4) million. The net change in unrealized depreciation for 2011 was primarily driven by the negative credit related adjustment of one portfolio investment in the amount of $(1.7) million, $(0.3) million due to the reversal of prior period unrealized appreciation due to the early repayments and sales of portfolio investments, and $(6.4) million attributable to a net decrease in the market value of investments as a result of general declines in the credit markets.

Net Increase in Net Assets from Operations

We had a net asset value per common share outstanding on December 31, 2013 of $15.16. We had a net asset value per common share outstanding on December 31, 2012 of $16.54. We had a net asset value per common share outstanding on December 31, 2011 of $16.29.

Based on 15,203,166 basic weighted average shares outstanding, the net increase in net assets from operations per share for the year ended December 31, 2013 was $1.55. We declared and paid a cash distribution on June 27, 2013 in the amount of $5.9 million, or $0.35 a share, declared and paid a cash distribution on September 26, 2013 in the amount of $5.9 million, or $0.35 a share and declared and paid a cash distribution on December 27, 2013 in the amount of $5.9 million, or $0.35 a share. Additionally, we declared and paid a cash distribution in the amount of $2.4 million, or $0.23 a share, and a distribution-in-kind of the investment in Next Generation Vending, LLC in the amount of $10.0 million, or $0.95 a share, on March 13, 2013.

Based on 10,498,544 units outstanding, the net increase in members’ capital from operations per unit for the year ended December 31, 2012 was $0.42.

Based on 10,498,544 units outstanding, the net increase in members’ capital from operations per unit for the year ended December 31, 2011 was $1.03.

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

In addition to proceeds from public and private offerings of securities, our CLO Facility II and our GLC Trust 2013-2 Revolver, as of December 31, 2013 we have identified approximately 33 portfolio companies with a total par value of $139.7 million and a fair value of $137.5 million which we have defined as transitory and consist of investments below the low end of our portfolio yield target of 9.0%. We intend to migrate out of these assets over time into those meeting our core portfolio yield which we define as those investments that generally yield 9.0% or greater. We view these investments as an additional source of liquidity to meet our investment objectives. For the three months ended December 31, 2013 we transitioned out of thirteen transitory assets with a total par value of $52.3 million (including partial principal repayments) and two core assets with a total par value of $16.9 million and other partial repayments totaling par of $8.7 million. Total additions to our core portfolio totaled $82.4 million of par. Total additions included eight new portfolio company investments consisting of three originations totaling $24.8 million of par, three club deals totaling $26.1 million of par, two new purchased investments totaling $9.2 million of par, $13.4 million related to upsizes on our existing investments, and $8.9 million of additional consumer loan purchases.

Our primary use of funds from operations includes investments in portfolio companies, cash distributions to holders of our common stock, payments of interest on our debt, and payments of fees and other operating expenses we incur. We believe that our existing cash and cash equivalents, available borrowings and our transitory portfolio as of December 31, 2013 will be sufficient to fund our anticipated funding requirements through at least December 31, 2014.

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

On September 25, 2013, we completed the CLO Facility II through a private placement of (1) $50.0 million of AAA(sf) rated Class A-1R Notes, which bear interest at the CP Rate or LIBOR plus 1.90%; (2) $111.2 million of AAA(sf) rated Class A-1T Notes, which bear interest at three-month LIBOR plus 1.80%; (3) $24.2 million of AA(sf) rated Class A-2 Notes, which bear interest at three-month LIBOR plus 3.40%; (4) $25.0 million of A(sf) rated Class B Notes, which bear interest at three-month LIBOR plus 4.65%; (5) $13.7 million of Class C Notes, which bear interest at three-month LIBOR plus 5.50%; and (6) $126.0 million Subordinated Notes, which do not have a stated interest rate, the proceeds of which were utilized, along with cash on hand, to refinance the existing Credit Facility. All of the GF 2013-2 Notes are scheduled to mature on September 25, 2023. As of December 31, 2013 we had retained 100% of the Class C Notes and Subordinated Notes. As of December 31, 2013 and December 31, 2012, we had approximately $0 and $25.0 million, respectively, available for additional borrowings under the CLO Facility II and Credit Facility, respectively.

On December 6, 2013, GLC Trust 2013-2 closed on a $10.0 million revolving facility, or, the GLC Trust 2013-2 Revolver, with Capital One Bank, NA. The revolving facility includes an accordion feature that permits GLC Trust 2013-2 to increase the total commitment up to $15.0 million under the terms of the loan agreement. GLC Trust 2013-2 exercised this option on December 20, 2013. As of December 31, 2013 we had approximately $5.3 million available for additional borrowings under the GLC Trust 2013-2 Revolver.

On February 25, 2013, the Company declared a distribution in the amount of $2.4 million, or $0.23 a share, which was paid on March 13, 2013 to stockholders of record as of February 25, 2013.

On February 25, 2013, the Company declared a distribution-in-kind in the amount of $9,991,329 or $0.95 a share. Investments distributed were Next Generation Vending, LLC, Priority Revolving Loan in the amount of $2.0 million, Next Generation Vending, LLC, Revolver in the amount of $0.75 million, Next Generation Vending, LLC, Term Loan in the amount of $6.8 million, and $0.4 million of accrued interest.

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

On May 9, 2013, our board of directors approved a distribution in the amount of approximately $5.9 million, or $0.35 per share, which was paid on June 27, 2013 to stockholders of record as of June 13, 2013.

On August 6, 2013, our board of directors approved a distribution in the amount of approximately $5.9 million, or $0.35 per share, which was paid on September 26, 2013 to stockholders of record as of September 12, 2013.

On November 5, 2013, our board of directors approved a distribution in the amount of approximately $5.9 million, or $0.35 per share, which was paid on December 27, 2013 to stockholders of record as of December 13, 2013.

As of December 31, 2013, December 31, 2012 and December 31, 2011 we had cash and cash equivalents of $13.7 million, $21.7 million and $47.9 million, respectively. Also, as of December 31, 2013, December 31, 2012 and December 31, 2011, we had restricted cash and cash equivalents of $28.0 million, $69.9 million and $17.0 million, respectively. For purposes of U.S. generally accepted accounting principles, or U.S. GAAP, we consider cash equivalents to be highly liquid financial instruments with original maturities of three months or less and cash held in overnight sweep deposit accounts.

During the year ended December 31, 2013, cash and cash equivalents decreased by $8.0 million as a result of net cash used in operating activities of $165.8 million offset by cash provided by financing activities in the amount of $157.8 million.

During the year ended December 31, 2013, cash used in operating activities resulted from originations, purchases of investments and draws on previously unfunded revolvers in the amount of $435.7 million, a decrease in due to counterparties of $7.9 million and an increase in due from counterparties of $6.7 million offset by repayments and sales of investments in the amount of $161.5 million and $61.7 million, respectively, a decrease in cash and cash equivalents restricted accounts in the amount of $42.0 million and net investment income in the amount of $19.3 million. Net cash provided by financing activities resulted from proceeds received from net capital contributions from the sale of common shares of $86.9 million and borrowings in the amount of $50.0 million on the Class A-1R Notes and $34.7 million on the Class A-1T Notes under the CLO Facility II, as well as borrowing in the amount of $9.7 million under the GLC Trust 2013-2 Revolver offset by distributions in the amount of $20.0 million and debt issuance costs of $3.5 million.

During the year ended December 31, 2012, cash and cash equivalents decreased by $26.2 million as a result of net cash provided by operating activities of $99.4 million offset by cash used in financing activities in the amount of $73.2 million.

During the year ended December 31, 2012, cash provided by operating activities resulted from repayments and sales of investments in the amount of $191.3 million and $35.5 million, respectively, and an increase in due to counterparties in the amount of $15.7 million offset by purchases of investments in the amount of $437.0 million, an increase in cash and cash equivalents restricted accounts in the amount of $53.0 million and net investment income in the amount of $8.3 million. Net cash used in financing activities resulted from repayments of GF 2010-1 Notes (as defined in Note 1) in the amount of $219.5 million, debt issuance costs of $3.2 million and distributions of $1.8 million, offset by borrowings on the Credit Facility in the amount of $125.0 million.

During the year ended December 31, 2011, cash and cash equivalents decreased by $32.1 million as a result of net cash used in operating activities of $32.1 million.

During the year ended December 31, 2011, cash used in operating activities resulted from purchases of investments in the amount of $211.7 million and a decrease in due to counterparties in the amount of $12.4 million offset by repayments and sales of investments in the amount of $155.5 million and $17.6 million, respectively, a decrease in restricted cash and cash equivalents accounts in the amount of $4.4 million, a decrease in due from counterparties of $2.3 million and net investment income in the amount of $15.8 million.

As of December 31, 2013, December 31, 2012 and December 31, 2011, we had $9.2 million, $2.0 million and $1.6 million respectively, of unfunded obligations with a fair value of $(0.1) million, $(0.2) million and $(0.0) million respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2013, December 31, 2012 and December 31, 2011, respectively, subject to the terms of each loan’s respective credit agreement.

Subject to leverage and borrowing base restrictions, as of December 31, 2013 we had approximately $0 and $5.3 million available for additional borrowings under the CLO Facility II and GLC Trust 2013-2 Revolver, respectively. As of December 31, 2012, we had approximately $25.0 million available for additional borrowings under the Credit Facility.

Portfolio Composition and Select Portfolio Information

As of December 31, 2013, we held investments in 70 portfolio companies with a fair value of $429.1 million. As of December 31, 2013, our portfolio had an average investment size of approximately $5.0 million, a weighted average yield of 9.8% and a weighted average contractual maturity of 46 months.

The following table shows select information of our portfolio for the years ended December 31, 2013 and December 31, 2012.

Portfolio characteristics ($ in millions)	December 31, 2013	December 31, 2012
Total Market Value	$429.1	$220.1
Number of portfolio companies	70	49
Average investment size(1)	$5.0	$4.3
Weighted average yield(2)	9.8%	9.6%
Weighted average price(1)	99.2	93.0
First lien	88.1%	98.7%
Second lien	4.3%	1.2%

Portfolio characteristics ($ in millions)	December 31, 2013	December 31, 2012
Mezzanine	1.7%	0.0%
Consumer loans	3.9%	0.0%
Equity	2.0%	0.1%
Core	68.0%	NA
Transitory	32.0%	NA
Originated(3)	32.3%	19.5%
Club(4)	15.8%	7.8%
Purchased	51.9%	72.6%
Fixed(1)	5.0%	3.3%
Floating(1)	95.0%	96.7%
Performing(1)	100.0%	99.0%
Non-performing(1)	0.0%	1.0%
Weighted average debt / EBITDA(1)(2)	3.6x	3.5x
Weighted average risk rating	2.21	2.26

(1)	Excludes consumer loans and equity investments.
(2)	Excludes investments with a risk rating of 4, unfunded revolvers and equity investments.
(3)	Originated positions include investments where we have sourced and led the execution of the deal.
(4)	Club positions include investments where we provide direct lending to a borrower with one or two other lenders but did not lead the deal.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our financial statements. However, from time to time, inflation may impact the operating results of our portfolio cmpanies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2013 and December 31, 2012, we had $9.7 million and $2.0 million of outstanding commitments to fund such investments, respectively.

Contractual Obligations

A summary of our significant contractual payment obligations as of December 31, 2013 is as follows:

	Payments Due by Period (in millions)
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
CLO Facility II	$—	$—	$—	$210.4	$210.4
GLC Trust 2013-2 Revolver	—	9.7	—	—	9.7
Unfunded commitments(1)	9.2	—	—	—	9.2
Commitments to purchase loans	0.5	—	—	—	0.5
Total contractual obligations	$9.7	$9.7	$—	$210.4	$229.8

(1)	Unfunded commitments represent all amounts unfunded as of December 31, 2013. These amounts may or may not be funded to the borrowing party in the future. The unfunded commitments are related to senior secured revolving loans. We reflect this amount in the less than one-year category because the entire amount was eligible for funding as of December 31, 2013.

We have certain contracts under which we have material future commitments. Under the Investment Advisory Agreement, the Investment Adviser provides us with investment advisory and management services. We have agreed to pay for these services (1) a base management fee equal to a percentage of the average adjusted value of our gross assets and (2) an incentive fee based on our performance.

We entered into the Administration Agreement on October 9, 2012 with the Administrator. Under the Administration Agreement, the Administrator furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services and provides us with other administrative services necessary to conduct our day-to-day operations.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with Garrison Capital Advisers, under which our Investment Adviser is responsible for sourcing potential investments, conducting research and diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.
•	Garrison Capital Administrator provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.
•	We have entered into the License Agreement with Garrison Investment Group LP pursuant to which Garrison Investment Group LP has agreed to grant us a non-exclusive, royalty-free license to use the name “Garrison.”
•	Under the Staffing Agreement, Garrison Investment Group provides Garrison Capital Advisers with the resources necessary to fulfill these obligations. The Staffing Agreement provides that Garrison Investment Group will make available to Garrison Capital Advisers experienced investment professionals and access to the senior investment personnel of Garrison Investment Group for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of Garrison Capital Advisers’ investment committee serve in such capacity. The Staffing Agreement remains in effect until terminated and may be terminated by either party without penalty upon 60 days’ written notice to the other party. Services under the Staffing Agreement are provided to Garrison Capital Advisers on a direct cost reimbursement basis, and such fees are not our obligation.
•	From the date of Conversion through the IPO Pricing Date, the Investment Adviser waived that portion of the management fee due under the Investment Advisory Agreement in excess of a base management fee equal to an annual rate of 1.50% of the average of the value of our net assets (including cash and cash equivalents) calculated at the end of the two most recently completed calendar quarters, payable in arrears. The Investment Adviser has also agreed to waive its base management fee commencing from the IPO Pricing Date through September 30, 2013.
•	For the three months ending December 31, 2013, our Investment Adviser has agreed to waive that portion of its income-based incentive fee, if any, necessary for the Company’s net investment income per share plus net realized gain (loss) per share (excluding any portion of realized gains (losses) that are associated with the reversal of any portion of unrealized appreciation/depreciation attributable to periods prior to April 1, 2013) for the three months ending December 31, 2013 to equal $0.35 per share, net of fee waivers. For the six months ending June 30, 2014, our Investment Adviser has agreed to waive that portion of its income-based incentive fee, if any, necessary for the Company’s net investment income per share plus net realized gain (loss) per share (excluding any portion of realized gains (losses) that are associated with the reversal of any portion of unrealized appreciation/depreciation attributable to periods prior to April 1, 2013) for the six months ending June 30, 2014 to equal $0.70 per share, net of fee waivers.
•	Concurrent with the closing of the IPO, the Company’s directors, officers, employees and an affiliate of our Investment Adviser, purchased 126,901 shares through the Concurrent Private Placement, exempt from registration under the Securities Act, at a price of $15.00 per share.

We have adopted a formal code of ethics that governs the conduct of our and our Investment Adviser’s officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the DGCL.

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

Basis for Consolidation

Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in Topic 946, Financial Services-Investment Companies, or ASC Topic 946, we are precluded from consolidating any entity other than another investment company. We generally consolidate any investment company when we own 100% of its partners’ or members’ capital or equity units. ASC Topic 946 also provides an exception to the aforementioned if the investment company has an investment in a controlled operating company that provides substantially all of its services to the investment company. GF 2013-2 Manager owns a 100% equity interest in GF 2013-2, which is deemed to be an investment company, and also provides collateral management services solely to GF 2013-2. As such, we have consolidated the accounts of these entities into our financial statements. The GARS Equity Holdings Entities, Walnut Hill II LLC and GLC Trust 2013-2 are 100% owned investment companies. As such, we have consolidated the accounts of these entities into our financial statements. As a result of this consolidation, the amounts outstanding under the CLO Facility II and the GLC Trust 2013-2 Revolver are treated as our indebtedness. We dissolved Garrison Capital CLO Ltd. as of April 8, 2013 and GF 2010-1 was dissolved on June 5, 2013.

Valuation of Portfolio Investments

We value our investments in accordance with ASC Topic 820. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC Topic 820’s definition of fair value focuses on exit price in the principal, or most advantageous, market and prioritizes the use of market-based inputs over entity-specific inputs within a measurement of fair value. ASC Topic 820 classifies the inputs used to measure these fair values into the following hierarchy:

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

Our portfolio consists of primarily debt investments. The fair value of our investments is initially determined by investment professionals of our Investment Adviser and ultimately determined by our board of directors on a quarterly basis. Our Investment Adviser generally uses various approaches, including proprietary models that consider the analyses of independent valuation agents as well as credit risk, liquidity, market credit spreads, other applicable factors for similar transactions, bid quotations obtained from other financial institutions that trade in similar investments or prices provided by independent third party pricing services.

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

Due to the nature of our strategy, our portfolio includes relatively illiquid investments that are privately held. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Valuations of privately held investments are inherently uncertain, may fluctuate over short periods of time and may be based on estimates. The determination of fair value by our board of directors may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be materially affected if the determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realized upon the disposal of such investments.

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

We accrue interest income if we expect that ultimately we will be able to collect it. Generally, when an interest default occurs on a loan in our portfolio, or if our management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we will place the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. As of December 31, 2013, we recognized $52,454 in interest charge offs for consumer loans. As of December 31, 2013, there were no other loans placed on non-accrual.

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

Loan Origination, Facility, Commitment and Amendment Fees

We may receive loan origination, facility, commitment and amendment fees in addition to interest income from the loans during the life of the investment. We may receive origination fees upon the origination of an investment. Origination fees are initially deferred and reduced from the cost basis of the investment and subsequently accreted into interest income over the remaining stated term of the loan. Facility fees, sometimes referred to as asset management fees, are accrued as a percentage periodic fee on the base amount (either the funded facility amount or the committed principal amount). Commitment fees are based upon the undrawn portion committed by us and are recorded on an accrual basis. Amendment fees are paid in connection with loan amendments and waivers and are recognized upon completion of the amendments or waivers, generally when such fees are receivable. Any such fees are included in interest income on the consolidated statement of operations. For the years ended December 31, 2013, December 31, 2012 and December 31, 2011 other income in the amount of $1,146,057, $381,375 and $648,119 respectively, was included in interest income.

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

Income Tax

As a business development company, we elected to be treated as a RIC under Subchapter M of the Code for the period beginning October 9, 2012 to March 31, 2013, and intend to qualify thereafter.

We comply with all RIC qualification provisions contained in the Code including certain source-of- income and asset diversification requirements as well as the annual distribution requirements to our stockholders equal to at least 90% of “investment company taxable income.” “Investment company taxable income” is generally defined as net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses. As a RIC, we do not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders in a timely manner. However, we are subject to U.S. federal income taxes at regular corporate tax rates on any net ordinary income or net capital gain not distributed to our stockholders assuming at least 90% of our investment company taxable income is annually distributed.

We may choose to retain net capital gains or any investment company taxable income, and pay the associated U.S. federal corporate income tax, including a 4% nondeductible U.S. federal excise tax. We expect to make sufficient distributions to avoid being subject to any U.S. federal excise tax.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. During the period covered by our financial statements, the majority of the loans in our portfolio had floating interest rates, and we expect that our loans in the future will also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate re-set provisions that adjust applicable LIBOR under such loans to current market rates on a regular basis. In addition, the CLO Facility II and the GLC Trust 2013-2 Revolver have a floating interest rate provision based on a cost of funds that approximates LIBOR and we expect that any other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the balance sheet as of December 31, 2013 covered by this analysis was to remain constant and that no actions are taken to alter our existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including indebtedness under the CLO Facility II or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we cannot assure you that actual results would not differ materially from the statement above.

We may in the future hedge against currency and interest rate fluctuations by using standard hedging instruments such as futures, forward contracts, currency options and interest rate swaps, caps, collars and floors, and the collateral manager may engage in similar hedging activities with respect to the obligations of GF 2013-2, to the extent permitted under the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in currency exchange and interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. We, our Investment Adviser and the collateral manager have not hedged any of the obligations of GF 2013-2.

Item 8. Consolidated Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

The management of Garrison Capital, Inc. (“GARS,” and collectively with its subsidiaries, the “Company,” “we,” “us,” “our” and “Garrison Capital”) is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Garrison Capital’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions recorded necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Our policies and procedures also provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Garrison Capital, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Garrison Capital’s internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 1992. Based on the assessment, management believes that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Garrison Capital Inc. and Subsidiaries:

We have audited the accompanying consolidated statements of financial condition of Garrison Capital Inc. and Subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2013 and 2012, the related consolidated statements of operations, changes in net assets/members’ capital and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2013 and 2012, by correspondence with the custodians, loan agents, trustees or management of the underlying investments, as applicable, or by other appropriate auditing procedures where replies from these parties, as applicable, were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garrison Capital Inc. and Subsidiaries as of December 31, 2013 and 2012, the consolidated results of their operations, changes in their net assets/members’ capital and cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York
March 12, 2014

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$13,664,583	$21,680,791
Cash and cash equivalents, restricted	27,964,507	69,902,136
Due from counterparties	6,660,132	—
Investments, fair value
Non-control/Non-affiliate investments (amortized cost of $409,797,656 and $233,938,360, respectively)	410,051,950	220,105,785
Affiliate investment (amortized cost of $17,190,795 and $0, respectively)	19,029,529	—
Accrued interest receivable	2,664,416	1,535,344
Deferred debt issuance costs (net of accumulated amortization of $1,400,358 and $434,672, respectively)	4,884,271	2,764,703
Other assets	160,426	—
Total assets	$485,079,814	$315,988,759
Liabilities
Due to counterparties	$7,840,140	$15,742,446
Payables to affiliates	1,316,507	112,411
GLC Trust 2013-2 revolving note (Note 7)	9,741,676	—
Senior secured revolving note (Note 7)	50,000,000	—
Senior secured term note (Note 7)	159,677,767	125,000,000
Interest payable	1,487,539	510,417
Accrued expenses and other payables	935,587	953,993
Total liabilities	230,999,216	142,319,267
Commitments and contingencies (Note 14)
Net assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 16,758,779 and 10,498,544 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	16,759	10,499
Paid-in-capital in excess of par	257,804,160	187,394,017
(Over)/under distributed net investment income	—	97,551
Accumulated net realized gain (loss) from investments	(5,833,349)	—
Net unrealized depreciation from investments	2,093,028	(13,832,575)
Total net assets	254,080,598	173,669,492
Total liabilities and net assets	$485,079,814	$315,988,759
Common shares outstanding(1)	16,758,779	10,498,544
Net asset value per common share(1)	$15.16	$16.54

(1)	Adjusted for Reverse Stock Split. See Note 1.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments
December 31, 2013

Security Description, December 31, 2013	Par/Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments – United States
Common Equity
Health Services
Juniper TGX Investment Partners, LLC, Common	670,624	$670,623	$670,623	0.26%
Total Health Services		670,623	670,623	0.26
Miscellaneous Manufacturing
Valterra Products Holdings, LLC, Common Class A	185,847	185,847	253,796	0.10
Valterra Products Holdings, LLC, Common Class B	20,650	20,650	28,200	0.01
Total Miscellaneous Manufacturing		206,497	281,996	0.11
Miscellaneous Retail
Provo Craft Holdings, LLC, Common	101	—	77	—
Total Miscellaneous Retail		—	77	—
Transportation Services
EZE Trucking, LLC, Common	2,678	267,801	—	—
Total Transportation Services		267,801	—	—
Total Common Equity		$1,144,921	$952,696	0.37%
Preferred Equity
Consumer Finance Services
Prosper Marketplace, Series B Preferred Stock	1,000,000	$1,000,000	$1,000,000	0.39%
Total Consumer Finance Services		1,000,000	1,000,000	0.39

Total Preferred Equity		$1,000,000	$1,000,000	0.39%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
December 31, 2013

Security Description, December 31, 2013	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments – (continued)
Investments – United States – (continued)
Debt Investments
Apparel Products
Joe's Jeans Inc., Term Loan* Libor (“L”) + 10.75%, 1.25% L Floor, 9/30/2018	10,500,000	$10,300,696	$10,300,581	4.05%
Totes Isotoner Corporation, Delayed Draw Term Loan* L+ 5.75%, 1.50% L Floor, 7/7/2017	400,403	400,403	401,155	0.16
Totes Isotoner Corporation, Initial Term Loan (First Lien)* L+ 5.75%, 1.50% L Floor, 7/7/2017	4,817,673	4,770,707	4,826,731	1.90
Total Apparel Products		15,471,806	15,528,467	6.11
Automotive
BBB Industries LLC, Term Loan* L+ 4.25%, 1.25% L Floor, 3/27/2019	4,908,750	4,865,936	4,908,750	1.93
CTC Casting Technologies, Inc. (Compass), Term Loan* L+ 8.00%, 1.00% L Floor, 11/27/2016	7,631,064	7,574,576	7,574,523	2.98
Penda Corporation, Term Loan L+ 14.00%, 1/26/2019	7,213,936	7,081,475	7,080,998	2.79
Total Automotive		19,521,987	19,564,271	7.70
Broadcasting & Entertainment
KXLA TV 44, Inc., Term Loan* L+ 9.50%, 2.00% L Floor, 3/31/2016	8,308,905	8,370,788	8,308,905	3.27
Sesac Holdco II, LLC, Term Loan (First Lien)* L+ 4.00%, 1.00% L Floor, 2/7/2019	990,000	981,582	993,713	0.39
Sesac Holdco II, LLC, Term Loan (Second Lien)* L+ 8.75%, 1.25% L Floor, 7/12/2019	5,250,000	5,387,088	5,355,000	2.11
Total Broadcasting & Entertainment		14,739,458	14,657,618	5.77
Chemicals
Arclin US Holdings Inc., Second Lien Term Loan* L+ 6.00%, 1.75% L Floor, 1/15/2015	2,598,597	2,565,212	2,598,597	1.02
Total Chemicals		2,565,212	2,598,597	1.02

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
December 31, 2013

Security Description, December 31, 2013	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments – (continued)
Investments – United States – (continued)
Debt Investments – (continued)
Communications
Aspect Software, Inc., Tranche B Term Loan* L+ 5.25%, 1.75% L Floor, 5/7/2016	7,732,307	$7,711,983	$7,746,844	3.05%
ConvergeOne Holdings Corp, Term Loan* L+ 8.00%, 1.25% L Floor, 5/8/2019	11,248,571	11,098,514	11,103,240	4.37
HC Cable OpCo, LLC, Term Loan L+ 8.50%, 1.00% L Floor, 7/17/2018	10,983,112	10,808,591	10,808,486	4.26
Northland Cable Television, Inc., Term Loan* L+ 6.00%, 1.75% L Floor, 12/30/2016	2,821,848	2,735,409	2,821,848	1.11
Sirva Worldwide, Loan* L+ 6.25%, 1.25% L Floor, 3/27/2019	4,962,500	4,876,131	5,061,750	1.99
U.S. Telepacific Corp., Term Loan* L+ 4.50%, 1.25% L Floor, 2/23/2017	2,926,005	2,923,286	2,927,468	1.15
Total Communications		40,153,914	40,469,636	15.93
Consumer Finance Services
PlanMember Financial Corporation, Term Loan* L+ 8.50%, 1.50% L Floor, 2/14/2018	1,477,500	1,445,451	1,477,500	0.58
Total Consumer Finance Services		1,445,451	1,477,500	0.58
Electrical Equipment
Roberts-Gordon LLC, Term Loan* L+ 10.00%, 2.00% L Floor, 4/20/2016	9,440,983	9,419,121	9,469,436	3.73
Syncsort Incorporated, Term Loan* Base Rate+ 4.25%**, 3/31/2015	3,128,670	3,109,864	3,128,670	1.23
Total Electrical Equipment		12,528,985	12,598,106	4.96
Food Stores – Retail
Apple & Eve, LLC, Term Loan* L+ 12.50%, 1.25% L Floor, 12/11/2017	8,775,541	8,706,337	8,858,488	3.49
Sagittarius Restaurants LLC (Del Taco), Initial Term Loan* L+ 5.00%, 1.25% L Floor, 10/1/2018	4,642,857	4,602,863	4,642,857	1.83
Sailormen Inc. (Interfoods of America), Term Loan L+ 4.00%, 2.25% L Floor, 6/30/2017	4,212,681	3,438,365	3,412,271	1.34
Sqwincher Corporation (The), Term Loan* L+ 10.00%, 1.50% L Floor, 8/3/2016	6,773,900	6,708,178	6,813,801	2.68
Total Food Stores – Retail		23,455,743	23,727,417	9.34

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
December 31, 2013

Security Description, December 31, 2013	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments – (continued)
Investments – United States – (continued)
Debt Investments – (continued)
Health Services
Ellman International, Inc., Term Loan L+ 7.50%, 1.50% L Floor, 2/28/2014	3,256,914	$3,244,920	$3,244,714	1.27%
Ellman International, Inc., Revolver Base Rate + 6.50%**, 2/28/2014	794,219	810,730	810,608	0.32
eResearchTechnology, Inc., Term Loan* L+ 4.75%, 1.25% L Floor, 5/2/2018	6,435,000	6,407,882	6,443,044	2.54
Virtual Radiologic Corporation, Term Loan B* L+ 5.50%, 1.75% L Floor, 12/22/2016	4,875,000	4,848,997	2,754,375	1.08
SCG Capital Corporation (Radiation Therapy), Term Loan L+ 12.00%, 3/1/2017	3,227,737	3,227,737	3,227,737	1.27
Theragenics Corporation, Term Loan* L+ 10.25%, 1.25% L Floor, 10/29/2018	9,938,040	9,735,411	9,746,137	3.84
Walnut Hill Physicians' Hospital, Construction Loan 12.50%, 3/31/2014	9,798,642	9,798,642	9,798,642	3.86
Total Health Services		38,074,319	36,025,257	14.18
Hotels and Motels
Buffalo Thunder Inc., Term Loan* L+ 3.00%, 1/1/2014	280,105	280,105	280,105	0.11
Total Hotels and Motels		280,105	280,105	0.11
Insurance Agents
Affirmative Insurance Holdings, Inc., Term Loan* L+ 7.25%, 1.25% L Floor, 3/30/2016	7,041,537	6,717,183	6,689,460	2.63
Worley Claims Services, LLC, Term Loan* L+ 11.00%, 1.50% L Floor, 7/6/2017	6,506,431	6,415,070	6,669,923	2.63
Total Insurance Agents		13,132,253	13,359,383	5.26
Machinery
Paladin Brands Holding, Inc. (IES), Initial Loan L+ 5.50%, 1.25% L Floor, 8/16/2019	797,000	797,000	790,026	0.31
Total Machinery		797,000	790,026	0.31
Metal Mining
Metal Services LLC (Phoenix), New Term Loans* L+ 5.00%, 1.00% L Floor, 6/30/2017	3,477,728	3,477,728	3,500,333	1.38
Total Metal Mining		3,477,728	3,500,333	1.38

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
December 31, 2013

Security Description, December 31, 2013	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments – (continued)
Investments – United States – (continued)
Debt Investments – (continued)
Miscellaneous Manufacturing
Arctic Glacier USA, Inc., Term Loan (First Lien)* L+ 4.75%, 1.25% L Floor, 5/10/2019	4,701,375	$4,680,410	$4,713,128	1.85%
Alpha Packaging Holdings, Inc., Tranche B Term Loan* L+ 4.50%, 1.25% L Floor, 9/17/2016	3,144,375	3,099,606	3,081,488	1.21
Anchor Hocking, LLC (EveryWare Global), Term Loan L+ 6.25%, 1.25% L Floor, 5/21/2020	6,965,000	6,902,191	7,069,475	2.78
AP Gaming Holdings, LLC, Term Loan B* L+ 8.25%, 1.00% L Floor, 12/20/2020	5,000,000	4,850,821	4,875,000	1.92
Axia Acquisition Corporation, Term Loan A L+ 9.00%, 2.00% L Floor, 3/12/2016	903,851	852,578	903,851	0.36
Expera Specialty Solutions, LLC, Term Loan* L+ 6.25%, 1.25% L Floor, 12/26/2018	6,965,000	6,839,118	7,034,650	2.77
Kranos Acquisition Corp., Term Loan* L+ 11.00%, 1.00% L Floor, 6/15/2017	10,000,000	9,930,942	10,145,479	3.99
Nursery Supplies, Inc., Term Loan* L+ 7.50%, 1.00% L Floor, 6/13/2018	11,356,250	11,305,750	11,520,838	4.53
Ranpak Corp., Second Lien Term Loan* L+ 7.25%, 1.25% L Floor, 4/23/2020	1,000,000	991,035	1,025,000	0.40
Valterra Products Holdings, LLC, Term Loan* L+ 9.00%, 1.00% L Floor, 5/31/2018	8,681,802	8,528,610	8,891,639	3.50
Total Miscellaneous Manufacturing		57,981,061	59,260,548	23.31
Miscellaneous Retail
PD Products, LLC, Term Loan* L+ 10.50%, 1.50% L Floor, 10/4/2018	10,500,000	10,300,235	10,300,120	4.05
PD Products, LLC, Revolver* L+ 10.50%, 1.50% L Floor, 10/4/2018	278,906	274,926	274,909	0.11
PSP Group, LLC, Term Loan* L+ 4.75%, 1.50% L Floor, 9/13/2016	4,410,206	4,378,877	4,388,155	1.73
Total Miscellaneous Retail		14,954,038	14,963,184	5.89

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
December 31, 2013

Security Description, December 31, 2013	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments – (continued)
Investments – United States – (continued)
Debt Investments – (continued)
Miscellaneous Services
Attachmate Corporation, Second Lien Term Loan* L+ 9.50%, 1.50% L Floor, 11/22/2018	9,865,221	$9,823,489	$9,618,590	3.79%
Global Traffic Technologies, LLC, Term Loan A* L+ 5.25%, 1.25% L Floor, 6/30/2015	2,962,584	2,933,395	2,962,584	1.17
Global Traffic Technologies, LLC, Term Loan B* L+ 5.25%, 1.25% L Floor, 6/30/2015	3,560,206	3,544,534	3,560,206	1.40
NAP Asset Holdings Ltd., Canadian Term Loan* L+ 7.00%, 1.00% L Floor, 3/22/2018	2,888,094	2,863,437	2,888,094	1.14
NAP Asset Holdings Ltd., Term Loan* L+ 7.00%, 1.00% L Floor, 3/22/2018	6,463,830	6,408,645	6,463,830	2.54
Sprint Industrial Holdings, LLC, Term Loan (First Lien)* L+ 5.75%, 1.25% L Floor, 5/14/2019	5,970,000	5,916,719	6,014,775	2.37
Vision Solutions, Inc., Term Loan (First Lien)* L+ 4.50%, 1.50% L Floor, 7/23/2016	7,181,084	7,138,126	7,181,084	2.82
Total Miscellaneous Services		38,628,345	38,689,163	15.23
National Security
Scitor Corporation, Term Loan* L+ 3.50%, 1.50% L Floor, 2/15/2017	6,639,773	6,631,840	6,531,876	2.57
Sirius Computer Solutions (SCS Holdings I Inc.), Term Loan* L+ 5.75%, 1.25% L Floor, 12/7/2018	3,238,462	3,211,926	3,268,717	1.29
Total National Security		9,843,766	9,800,593	3.86
Oil & Gas
Varel International Energy Funding Corp., Term Loan* L+ 7.75%, 1.50% L Floor, 7/17/2017	7,760,000	7,638,232	7,876,400	3.10
Total Oil & Gas		7,638,232	7,876,400	3.10
Printing & Publishing
Penn Foster, Inc., Term Loan* Base Rate+ 5.00%**, 3/31/2015	1,111,639	1,111,639	978,242	0.39
Playboy Enterprises, Inc., Term Loan* L+ 6.00%, 1.25% L Floor, 3/6/2017	6,050,741	6,029,173	5,929,727	2.33
Total Printing & Publishing		7,140,812	6,907,969	2.72
Restaurants
BMP/Pennant Holdings, LLC, Term Loan A* L+ 4.00% Cash, L+ 3.00% PIK, 6/27/2014	2,741,812	2,666,385	2,604,722	1.03
BMP/Pennant Holdings, LLC, Term Loan B L+ 6.00% Cash, L+ 5.00% PIK, 6/27/2014	614,445	598,423	460,834	0.18
Total Restaurants		3,264,808	3,065,556	1.21

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
December 31, 2013

Security Description, December 31, 2013	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments – (continued)
Investments – United States – (continued)
Debt Investments – (continued)
Specialty Services
Vistronix, LLC, Term Loan* L+ 7.50%, 1.00% L Floor, 12/4/2018	10,446,364	$10,342,421	$10,342,363	4.07%
SI Organization, Inc. (The), New Tranche B Term Loan* L+ 4.25%, 1.25% L Floor, 11/22/2016	4,847,243	4,813,693	4,750,297	1.86
Total Specialty Services		15,156,114	15,092,660	5.93
Textile Products
Universal Fiber Systems, LLC, Term Loan* L+ 5.75%, 1.75% L Floor, 6/26/2015	3,875,000	3,862,146	3,875,000	1.53
Total Textile Products		3,862,146	3,875,000	1.53
Transportation Services
EZE Trucking, LLC, Term Loan* L+ 9.75%, 7/31/2018	10,425,000	10,186,355	10,186,213	4.02
Fleetgistics Holdings, Inc., Term Loan* L+ 5.88%, 2.00% L Floor, 3/23/2015	1,640,359	1,641,545	1,600,990	0.63
MXD Group, Inc. (fka Exel Direct Inc.), Term Loan* L+ 11.00%, 1.00% L Floor, 5/31/2018	13,912,500	13,664,020	13,666,860	5.38
Ozburn-Hessey Holding Company LLC, Term Loan B* L+ 5.50%, 1.25% L Floor, 5/23/2019	6,467,500	6,409,408	6,483,103	2.55
Raymond Express International, LLC, Term Loan* L+ 7.75%, 1.75% L Floor, 2/28/2018	4,463,343	4,425,340	4,530,293	1.78
Stafford Logistics, Inc., Term Loan* L+ 5.50%, 1.25% L Floor, 6/26/2019	3,833,799	3,797,026	3,833,799	1.51
State Class Tankers II LLC, Term Loan L+ 5.50%, 1.25% L Floor, 6/20/2020	5,000,000	5,001,911	5,075,000	2.00
Total Transportation Services		45,125,605	45,376,258	17.87
Wholesale Durable Goods
Howard Berger Co. LLC, Term A Loan* L+ 5.75%, 1.25% L Floor, 8/3/2017	1,875,961	1,855,793	1,782,163	0.70
Total Wholesale Durable Goods		1,855,793	1,782,163	0.70
Total Debt Investments		$391,094,681	$391,226,210	154.00%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
December 31, 2013

Security Description, December 31, 2013	Par/Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments – (continued)
Investments – United States – (continued)
Financial Assets
Consumer Finance Services
GLC Trust 2013-2(1)	16,698,585	$16,698,585	$16,888,126	6.65%
Total Consumer Finance Services		16,698,585	16,888,126	6.65
Total Financial Assets		$16,698,585	$16,888,126	6.65%
Total Non-Control/Non-Affiliate Investments		$409,938,187	$410,107,032	$161.41%
Unfunded Obligations
Communications
HC Cable OpCo, LLC, Revolver(2) 0.50%, 7/17/2018	489,362	$(7,776)	$(7,781)	—%
Total Communications		(7,776)	(7,781)	—
Health Services
Ellman International, Inc., Revolver(2) 0.50%, 2/28/2014	1,191,328	(23,823)	(23,827)	(0.01)
Total Health Services		(23,823)	(23,827)	(0.01)
Miscellaneous Manufacturing
CTC Casting Technologies, Inc. (Compass), Delayed Draw Term Loan*(2) 0.00%, 11/27/2016	265,049	(1,962)	(1,964)	—
Valterra Products Holdings, LLC, Revolver(2) 0.50%, 5/31/2018	1,588,437	(28,028)	38,392	0.01
Total Miscellaneous Manufacturing		(29,990)	36,428	0.01
Miscellaneous Retail
PD Products, LLC, Revolver(2) 0.50%, 10/4/2018	1,361,719	$(27,233)	$(27,234)	(0.01)%
Total Miscellaneous Retail		(27,233)	(27,234)	(0.01)
Miscellaneous Services
Global Traffic Technologies, LLC, Revolver(2) 0.50%, 6/30/2015	1,458,439	(6,420)	—	—
Total Miscellaneous Services		(6,420)	—	—
Specialty Services
Vistronix, LLC, Revolver*(2) 0.50%, 12/4/2018	870,530	(8,662)	(8,667)	—
Total Specialty Services		(8,662)	(8,667)	—
Transportation Services
EZE Trucking, LLC, CapEx A Loan(2) 0.60%, 7/31/2018	1,400,000	(32,048)	(32,067)	(0.01)
Raymond Express International, LLC, Revolver(2) 0.50%, 2/28/2018	537,752	(4,579)	8,066	—
Total Transportation Services		(36,627)	(24,001)	(0.01)
Total Unfunded Obligations		$(140,531)	$(55,082)	(0.02)%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
December 31, 2013

Security Description, December 31, 2013	Par/Shares	Cost	Fair Value	% of Net Assets
Affiliate Investments
Investments – United States – (continued)
Common Equity
Oil & Gas
Anchor Drilling Fluids USA, Inc., Common	959	2,038,456	2,137,779	0.84%
Total Oil & Gas		2,038,456	2,137,779	0.84
Total Common Equity		2,038,456	2,137,779	0.84%
Preferred Equity
Oil & Gas
Anchor Drilling Fluids USA, Inc., Preferred, 10.00% PIK	1,723	$2,721,574	$4,453,182	1.75%
Total Oil & Gas		2,721,574	4,453,182	1.75
Total Preferred Equity		$2,721,574	$4,453,182	1.75%
Debt Investments
Oil & Gas
Anchor Drilling Fluids USA, Inc., Term Loan B L+ 9.25%, 2.00% L Floor, 3/5/2014	12,438,568	12,430,765	12,438,568	4.90%
Total Oil & Gas		$12,430,765	$12,438,568	4.90
Total Debt Investments		$12,430,765	$12,438,568	4.90%
Total Affiliate Investments		$17,190,795	$19,029,529	7.49%
Total Investments – United States		$426,988,451	$429,081,479	168.88%

*	Denotes that all or a portion of the loan secures the loans under the $350.0 million collateralized loan obligation completed on September 25, 2013 (the “CLO Facility II”).
**	Reference to an alternate base rate is commonly based on the Federal Funds Rate or the Prime Rate.
(1)	GLC Trust 2013-2 includes 1,609 small balance consumer loans with an average par of $10,408, a weighted average adjusted rate of 16.8% and a weighted average maturity of 9/23/2017. As of December 31, 2013, the Company had an outstanding commitment to purchase an additional $524,000 of loans. See Note 4 for additional information.
(2)	The negative fair value is the result of the unfunded commitment being valued below par. These amounts may or may not be funded to the borrowing party now or in the future.

All debt and preferred equity investments were income producing as of December 31, 2013. Common equity investments are non-income producing unless otherwise noted.

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
Debt Investments
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
Non-Control/Non-Affiliate Investments – (continued)
Investments – United States – (continued)
Debt Investments – (continued)
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
Non-Control/Non-Affiliate Investments – (continued)
Investments – United States – (continued)
Debt Investments – (continued)
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
Non-Control/Non-Affiliate Investments – (continued)
Investments – United States – (continued)
Debt Investments – (continued)
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
Non-Control/Non-Affiliate Investments – (continued)
Investments – United States – (continued)
Debt Investments – (continued)
Restaurants
BMP/Pennant Holdings, LLC, Term Loan A* L+5.00% Cash, L+1.00% PIK, 6/27/2014	2,858,549	$2,617,221	$2,515,562	1.45%
BMP/Pennant Holdings, LLC, Term Loan B L+6.00% Cash, L+6.00% PIK, 6/27/2014	639,847	555,029	292,410	0.17
Total Restaurants		3,172,250	2,807,972	1.62
Specialty Services
SI Organization, Inc. (The), New Tranche B Term Loan* L+ 3.25%, 1.25% L Floor, 11/22/2016	3,920,000	3,905,620	3,890,600	2.24
Total Specialty Services		3,905,620	3,890,600	2.24
Textile Products
Universal Fiber Systems, LLC, Term Loan* L+ 5.75%, 1.75% L Floor, 6/26/2015	4,375,000	4,350,724	4,287,500	2.47
Total Textile Products		4,350,724	4,287,500	2.47
Transportation Services
Fleetgistics Holdings, Inc., Term Loan* L+ 5.88%, 2.00% L Floor, 3/23/2015	2,025,665	2,028,332	1,863,612	1.07
Ozburn-Hessey Holding Company LLC, Term Loan* L+ 6.25%, 2.00% L Floor, 4/8/2016	6,231,471	5,950,713	6,169,156	3.55
Total Transportation Services		7,979,045	8,032,768	4.62
Wholesale Durable Goods
Howard Berger Co. LLC, Term A Loan* L+ 5.75%, 1.25% L Floor, 8/3/2017	1,990,000	1,962,632	1,985,020	1.14
Total Wholesale Durable Goods		1,962,632	1,985,020	1.14
Total Debt Investments		$233,214,219	$220,085,525	126.72%
Total Non-Control/Non-Affiliate Investments		$233,965,698	$220,340,125	126.87%
Unfunded Obligations
Miscellaneous Services
Global Traffic Technologies, LLC, Revolver*(2) 1.00%, 6/28/2014	1,458,439	$(19,623)	$(20,054)	(0.01)%
Total Miscellaneous Services		(19,623)	(20,054)	(0.01)
Food Stores – Retail
Next Generation Vending, LLC, Revolver(2) 1.00%, 8/4/2016	535,714	(7,715)	(214,286)	(0.12)
Total Food Stores – Retail		(7,715)	(214,286)	(0.12)
Total Unfunded Obligations		$(27,338)	$(234,340)	(0.13)%
Total Investments – United States		$233,938,360	$220,105,785	126.74%

See accompanying notes to consolidated financial statements.

*	Denotes that all or a portion of the loan secures the loans under the Credit Facility (see Note 7).
**	Reference to an alternate base rate is commonly based on the Federal Funds Rate or the Prime Rate.
(1)	Investment currently in default and placed on non-accrual status. The contractual default interest rate as of December 31, 2012 was 8.25% (Base Rate + 5.00%).
(2)	The negative fair value is the result of the unfunded commitment being valued below par. These amounts may or may not be funded to the borrowing party now or in the future.

All debt investments were income producing as of December 31, 2012 except as noted above. Common equity investments are non-income producing unless otherwise noted.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Operations
For the years ended December 31, 2013, December 31, 2012 and December 31, 2011

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Investment income
Interest income
Non-Control/Non-Affiliate investments	$32,602,033	$23,649,356	$27,222,377
Affiliate investments	1,202,663	—	—
Total investment income	33,804,696	23,649,356	$27,222,377
Expenses
Interest	6,574,505	6,154,826	7,280,460
Loss on refinancing of senior secured notes (see Note 7)	426,714	3,352,725	—
Loss on write off of deferred offering expenses (see Note 2)	—	1,676,117	—
Management fees	6,326,115	2,565,251	1,804,068
Incentive fees	1,392,894	—	—
Professional fees	1,448,161	983,234	827,895
Directors’ fees	368,300	293,499	190,920
Administrator expenses	786,923	248,725	202,851
Ratings fees	—	127,086	610,792
Other expenses	1,391,162	294,043	527,709
Total expenses	18,714,774	15,695,506	11,444,695
Base management fees waived	(3,815,756)	(288,343)	—
Incentive fees waived	(293,995)	—	—
Directors’ fees waived	(34,426)	(31,191)	—
Administrator expenses waived	(101,197)	(48,417)	—
Net expenses	14,469,400	15,327,555	11,444,695
Net investment income	19,335,296	8,321,801	15,777,682
Realized and unrealized gain/(loss) on investments
Net realized gain/(loss) from investments
Non-Control/Non-Affiliate investments	(11,777,909)	3,374,154	3,494,257
Affiliate investments	8,143	—	—
Net change in unrealized appreciation/(depreciation) on investments
Non-Control/Non-Affiliate investments	14,095,525	(7,321,528)	(8,433,245)
Affiliate investments	1,838,734	—	—
Net realized and unrealized gain/(loss) on investments	4,164,493	(3,947,374)	(4,938,988)
Net increase in net assets resulting from operations	$23,499,789	$4,374,427	$10,838,694
Net investment income per common share/members’ capital per unit(1)	$1.27	$0.79	$1.50
Basic earnings per common share/members’ capital per unit(1)	$1.55	$0.42	$1.03
Basic weighted average common shares/members’ capital units outstanding(1)	15,203,166	10,498,544	10,498,544
Dividends and distributions declared per common share/members’ capital per unit(2)	$1.97	$0.17	$—

(1)	Adjusted for Reverse Stock Split. See Note 1.
(2)	Calculated using basic weighted average common shares/members’ capital units outstanding.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets/Members’ Capital
For the years ended December 31, 2013, December 31, 2012 and December 31, 2011

	December 31, 2013	December 31, 2012	December 31, 2011
Increase in net assets/members’ capital from operations:
Net investment income	$19,335,296	$8,321,801	$15,777,682
Net realized gain/(loss) from investments	(11,769,766)	3,374,154	3,494,257
Net change in unrealized appreciation/(depreciation) on investments	15,934,259	(7,321,528)	(8,433,245)
Net increase in net assets/members’ capital from operations:	23,499,789	4,374,427	10,838,694
Dividends and distributions to stockholders:
Distributions-in-kind(1)	(9,991,329)	—	—
Cash distributions	—	—	—
Return of capital	(868,069)	(778,195)	—
From net investment income	(19,128,664)	(627,047)	—
From realized gains	—	(371,698)	—
Total dividends and distributions to stockholders	(29,988,062)	(1,776,940)	—
Common Share transactions
Issuance of common stock, net of underwriting costs	87,463,519	—	—
Offering costs	(564,140)	—	—
Net increase in net assets/members’ capital from common share transactions:	86,899,379	—	—
Total increase/(decrease) in net assets/members’ capital	80,411,106	2,597,487	10,838,694
Net assets/members’ capital at beginning of period	173,669,492	171,072,005	160,233,311
Net assets/members’ capital at end of period	$254,080,598	$173,669,492	$171,072,005
Net asset value per common share/members’ capital per unit	$15.16	$16.54	$16.29
Common shares/members’ capital outstanding at end of period(2)	16,758,779	10,498,544	10,498,544

(1)	Distributions-in-kind were made to only those investors which held shares of the Company’s common stock prior to the IPO.
(2)	Adjusted for Reverse Stock Split. See Note 1.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the years ended December 31, 2013, December 31, 2012 and December 31, 2011

	December 31, 2013	December 31, 2012	December 31, 2011
Cash flows from operating activities
Net income	$23,499,789	$4,374,427	$10,838,694
Adjustments to reconcile net income to net cash used in operating activities:
Net accretion of discounts on investments	(1,557,419)	(1,699,040)	(3,309,075)
Net realized (gain)/loss from investments	11,769,766	(3,374,154)	(3,494,257)
Amortization of discount on senior secured notes payable	18,342	67,494	173,489
Loss on refinancing of senior secured notes	426,714	3,352,725	—
Amortization of deferred debt issuance costs	965,686	830,431	474,039
Net change in unrealized (appreciation)/depreciation on investments	(15,934,259)	7,321,528	8,433,245
Paid-in-kind interest	(260,747)	—	—
Purchases of investments	(435,712,205)	(128,384,308)	(211,713,601)
Paydowns of investments	161,474,908	191,269,778	155,524,019
Sales of investments	61,654,262	35,539,036	17,608,650
Changes in operating assets and liabilities:
Decrease (increase) in cash and cash equivalents, restricted	41,937,629	(52,909,104)	4,360,637
(Increase) decrease in due from counterparties	(6,660,132)	—	2,333,573
(Increase) decrease in accrued interest receivable	(1,530,401)	127,694	(536,539)
(Increase) decrease in deferred offering costs	—	971,933	(971,933)
(Increase) decrease in other assets	(160,426)	10,417	413,041
(Decrease)/increase in due to counterparties	(7,902,306)	15,742,446	(12,385,000)
Increase (decrease) in payables to affiliates	1,204,096	(143,703)	256,114
Increase (decrease) in interest payable on notes payable	977,122	(276,028)	(248,556)
(Decrease) increase in accrued expenses and other payables	(18,406)	407,660	171,334
Net cash (used in) provided by operating activities	(165,807,987)	73,229,232	(32,072,126)
Cash flows from financing activities
Capital contributions	87,463,519	—	—
Distributions	(19,996,733)	(1,776,940)	—
Offering costs	(564,140)	—	—
Payments for financing	(3,530,310)	(3,199,375)	—
Repayment of senior secured notes payable	—	(219,500,000)	—
Proceeds from GLC Trust 2013-2 revolving note	9,741,676	—	—
Proceeds from borrowing on term note	34,677,767	125,000,000	—
Proceeds from borrowing on revolving note	50,000,000	—	—
Net cash provided by (used in) financing activities	157,791,779	(99,476,315)	—
Net (decrease) increase in cash and cash equivalents	(8,016,208)	(26,247,083)	(32,072,126)
Cash and cash equivalents at beginning of period	21,680,791	47,927,874	80,000,000
Cash and cash equivalents at end of period	$13,664,583	$21,680,791	$47,927,874
Supplemental disclosure of cash flow information
Cash paid for interest expense	$4,595,060	$5,533,031	$6,881,487

See accompanying notes to consolidated financial statements.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013

1. Organization

Garrison Capital Inc. (“GARS” and, collectively with its subsidiaries, the “Company”, “we” or “our”) is a Delaware corporation and is an externally managed, closed-end, non-diversified management investment company. GARS has filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, GARS has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for the period beginning October 9, 2012 and for future taxable years.

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

The Company invests or provides direct lending in (1) first lien senior secured loans, (2) second lien senior secured loans, (3) “one-stop” senior secured loans or “unitranche” loans, (4) subordinated or mezzanine loans, (5) unsecured consumer loans and (6) to a lesser extent, selected equity co-investments in middle-market companies. The term “one-stop” or “unitranche” refers to a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans. The term “mezzanine” refers to a loan that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. The Company’s investment objective is to generate current income and capital appreciation by investing primarily in secured loans to middle-market companies and minority equity investments in middle-market companies. The Company intends to generate risk-adjusted net returns by assembling a broad portfolio of investments.

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
December 31, 2013

1. Organization  – (continued)

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

On April 19, 2012, GARS formed GF 2012-1 LLC for the purpose of acquiring or participating in U.S. dollar-denominated senior secured or second lien corporate loans and to acquire up to $150.0 million in financing.

On May 21, 2012, GF 2012-1 entered into a $150.0 million credit facility (the “Credit Facility”), consisting of $125.0 million of term loans (“Class A-T Loans”) and $25.0 million of revolving loans (Class A-R Loans”), which was utilized to refinance the GF 2010-1 Notes (as defined in Note 7).

On May 17, 2013, GARS formed GLC Trust 2013-2, a Delaware statutory trust (“GLC Trust 2013-2”). This entity is a wholly-owned subsidiary of GARS created for the purpose of investing in a portfolio of small balance consumer loans. GLC Trust 2013-2 is 100% owned by GARS. GLC Trust 2013-2 has entered into agreements with Prosper Fund LLC, US Bank, N.A. and M&T Bank to act as servicer, trustee and custodian, respectively, for GLC Trust 2013-2. GLC Trust 2013-2 closed on a $10.0 million revolving facility with Capital One Bank, NA on December 6, 2013. The revolving facility includes an accordion feature, such that GLC Trust 2013-2 will be permitted to increase the total commitment up to $15.0 million under the terms of the loan agreement. GARS exercised this option on December 20, 2013.

On July 24, 2013, GARS formed Garrison Funding 2013-2 Ltd. (“GF 2013-2”), a Cayman Islands exempted company, for the purpose of refinancing the Credit Facility. On September 25, 2013 (the “Refinancing Date”), under Part XVI of the Cayman Islands Companies Law (2012 Revision), GF 2013-2 and GF 2012-1 merged with GF 2013-2 remaining as the surviving entity (the “Merger”). On the effective date of the Merger, all of the rights, the property, and the business, undertaking, goodwill, benefits, immunities and privileges of each individual company immediately vested in the surviving company.

On the Refinancing Date, GF 2013-2 completed a $350.0 million collateralized loan obligation (the “CLO Facility II”) through a private placement, the proceeds of which were utilized, along with cash on hand, to refinance the existing Credit Facility (see Note 7). Immediately following the completion of CLO Facility II, GF 2013-2 Manager owned 100% of the Subordinated Notes (as defined below). GF 2013-2 Manager serves as collateral manager to GF 2013-2 and has entered into a sub-collateral management agreement with the Investment Adviser.

GARS will periodically form limited liability companies for the purpose of holding minority equity investments (the “GARS Equity Holdings Entities”). GARS intends to form a new GARS Equity Holding Entity for each minority equity investment in order to provide specific tax treatment for individual investments. The GARS Equity Holdings Entities are 100% owned by GARS.

On August 15, 2013, Walnut Hill II LLC was formed for the purpose of holding a first lien equipment loan. Walnut Hill II LLC is 100% owned by GARS.

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
December 31, 2013

1. Organization  – (continued)

GARS entered into an administration agreement, which was effective as of October 9, 2012 (the “Administration Agreement”), with Garrison Capital Administrator LLC, a Delaware limited liability company (the “GARS Administrator”).

SEI Investments Global Fund Services, Inc. (the “Sub-Administrator”) was the Company’s sub-administrator through September 30, 2013. The Sub-Administrator performed certain accounting and administrative services for the Company and received a monthly fee from the Company equal to a percentage of the total net assets of the Company. The Sub-Administrator was also reimbursed by the Company for all reasonable out-of-pocket expenses.

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

2. Significant Accounting Policies and Recent Updates

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial information. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The accounts of the subsidiaries are prepared for the same reporting period as the Company using consistent accounting policies. Certain reclassifications have been made for previous periods in order to conform to the current period’s presentation.

Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services — Investment Companies, the Company is precluded from consolidating any entity other than another investment company.

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

The GARS Equity Holdings Entities, Walnut Hill II LLC and GLC Trust 2013-2 are 100% owned investment companies. As such, GARS has consolidated the accounts of these entities into these financial statements. As a result of this consolidation, the amount outstanding under the GLC Trust 2013-2 Revolver is treated as the Company’s indebtedness.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013

2. Significant Accounting Policies and Recent Updates  – (continued)

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

As of December 31, 2013, $410,051,950 of the Company’s investments were Non-Control/Non-Affiliate investments and $19,029,529 were Affiliate investments, and as of December 31, 2012, all of the Company’s investments were Non-Control/Non-Affiliate investments.

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

Cash and Cash Equivalents

The Company defines cash equivalents as highly liquid financial instruments with original maturities of three months or less including those held in overnight sweep bank deposit accounts. At December 31, 2013 and December 31, 2012, cash held in designated bank accounts with its custodian was $11,277,605 and $21,669,437, respectively. At December 31, 2013 and December 31, 2012, cash held in designated bank accounts with other major financial institutions was $2,386,978 and $11,354, respectively.

Cash and Cash Equivalents, restricted

Cash and cash equivalents, restricted at December 31, 2013 and December 31, 2012 included cash of $27,351,608 and $69,902,136, respectively, held by GF 2013-2 in designated bank accounts with its Custodian. GF 2013-2 is required to use a portion of these amounts to pay interest expense, reduce borrowings at the end of the investment period and to pay other amounts in accordance with the terms of the indenture of the CLO Facility II. Funds held by GF 2013-2 are not available for general use by the Company. Cash and cash equivalents, restricted at December 31, 2013 also included cash of $612,899 held by GLC Trust 2013-2 in designated restricted bank accounts. GLC Trust 2013-2 is required to use a portion of these amounts to make principal payments and pay interest expense in accordance with the terms of the credit agreement of the GLC Trust 2013-2 Revolver.

There were no cash equivalents, restricted held as of December 31, 2013 and December 31, 2012.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013

2. Significant Accounting Policies and Recent Updates  – (continued)

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

The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. As of December 31, 2013, the Company had recognized $52,454 in interest charge offs in realized losses from investments for consumer loans held by GLC Trust 2013-2, and no investments were placed on non-accrual status. As of December 31, 2012, the Company had one investment that was placed on non-accrual status, and as of December 31, 2011, no investments were placed on non-accrual status.

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

Amendment fees are paid in connection with loan amendments and waivers and are recognized upon completion of the amendments or waivers, generally when such fees are receivable. Any such fees are included in interest income on the consolidated statements of operations. For the years ended December 31, 2013, December 31, 2012 and December 31, 2011, other income in the amount of $1,146,057, $381,375 and $648,119, respectively, was included in interest income.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013

2. Significant Accounting Policies and Recent Updates  – (continued)

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013

2. Significant Accounting Policies and Recent Updates  – (continued)

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

Offering Costs

Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of the IPO as discussed in Note 1 and are charged against proceeds from the offering when received. Total offering costs of $564,140 were charged against proceeds for the year ended December 31, 2013.

The Company previously expensed $1,676,117 of costs related to its delayed offering in 2012. Of those costs, $0 and $317,976 were included in accrued expenses and other payables as of December 31, 2013 and December 31, 2012, respectively.

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

The Company adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our stockholders who have not ‘opted out’ of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock acquired by AST through open-market purchases, rather than receiving the cash distribution. No new shares were issued to fulfill the dividend reinvestment.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013

2. Significant Accounting Policies and Recent Updates  – (continued)

Earnings and net asset value per share

The earnings per share, net asset value per share and average shares outstanding calculations for the years ended December 31, 2013 and December 31, 2012 are based on the assumption that the number of shares issued on the date of the Conversion (10,498,544 shares of common stock) had been issued on January 1, 2012, as adjusted for the Reverse Stock Split.

Income Taxes

Prior to the Conversion, Garrison Capital LLC was treated as a partnership for U.S. federal, state and local income tax purposes and, therefore, no provision has been made in the accompanying consolidated financial statements for federal, state or local income taxes. In accordance with the partnership tax law requirements, each partner would include their respective components of Garrison Capital LLC’s taxable profits or losses, as shown on their Schedule K-1s in their respective tax or information returns. GF 2013-2, GF 2013-2 Manager, the GARS Equity Holdings Entities and Walnut Hill II LLC are disregarded entities for tax purposes with the exception of Garrison Capital Equity Holdings LLC. GLC Trust 2013-2 is a grantor trust for U.S. taxable income purposes, whereby the income reverts to GARS.

As discussed in Note 1, for tax purposes, GARS elected to be treated as a RIC under Subchapter M of the Code, for the period from the date of the Conversion, beginning October 9, 2012, and intends to qualify thereafter. Such election was made upon the filing of the Company’s first tax return. GARS intends to change its fiscal taxable year end of March 31 to coincide with its financial reporting year end with the filing of its December 31, 2013 tax return. Accordingly, no provision for federal income tax has been made in the financial statements for the year ended December 31, 2013.

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

In addition, GARS has certain wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds a portion of one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes in accordance with GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit GARS to hold certain interests in portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90.0% of the RIC’s gross income for federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of investment income, it could jeopardize GARS ability to qualify as a RIC and therefore cause GARS to incur significant amounts of corporate-level U.S. federal income taxes. Where interests in LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, however, the income from such interests is taxed

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013

2. Significant Accounting Policies and Recent Updates  – (continued)

to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping GARS preserve its RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies. This income tax expense, if any, is reflected in our Statement of Operations.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with U.S. GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent differences have no impact on net assets. The below were reclassifications made due to permanent differences for the tax year ended December 31, 2013:

Accumulated Net Investment Income/(Loss)	$1,301,434
Paid-In Capital	$(1,301,434)

The permanent book-to-tax differences arose primarily due to return of capital distributions.

Taxable income differs from the net increase (decrease) in net assets resulting from operations primarily due to the exclusion of unrealized appreciation (depreciation) on investments from taxable income until they are realized and book-to-tax timing differences related to net capital gain loss carryforwards.

The following table reconciles net increase in net assets resulting from operations to taxable income from April 1, 2013 to tax year ended December 31, 2013:

Net increase in net assets resulting from operations	$20,214,870
Net change in unrealized appreciation on investments	(9,752,937)
Permanent book-to-tax differences	—
Temporary book-to-tax differences	5,833,349
Taxable income before deductions for distribution	$16,295,282

As of December 31, 2013, the accumulated earnings/(deficit) on a tax basis is:

Undistributed ordinary income	—
Accumulated capital and other losses	(5,833,349)
Unrealized appreciation/(depreciation)	2,093,028
Total accumulated earnings/(deficit)	(3,740,321)

The tax character of distributions paid during the tax period from April 1, 2013 to December 31, 2013 was as follows:

Ordinary	$16,295,282
Long-term Capital Gain	—
Return of Capital	1,301,434
Total	$17,596,716

As of December 31, 2013, the federal income tax basis of investments was $426,988,451 resulting in net unrealized gains of $2,093,028.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013

2. Significant Accounting Policies and Recent Updates  – (continued)

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of December 31, 2013 and December 31, 2012. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed as of December 31, 2013 and December 31, 2012. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statement of operations.

New capital losses may now be carried forward indefinitely, and retain the character of the original loss. Under pre-enactment law, capital losses could be carried forward for eight years, and carried forward as short-term capital, irrespective of the character of the original loss. Additionally, any losses incurred for tax years beginning after the enactment of the Regulated Investment Company Modernization Act of 2010 on December 22, 2010 are required to be utilized prior to the losses incurred in pre-enactment tax years. However, this ordering rule will not impact GARS.

As of December 31, 2013, the Company had post-enactment long-term capital loss carryforwards of $5,833,349, which do not expire. The Company had no pre-enactment capital loss carryforwards.

Recent accounting pronouncements

In June 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements (“ASU 2013-08”), containing new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interest in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. The Company does not expect ASU 2013-08 to have a material impact on the Company’s consolidated financial position or disclosures.

3. Investments

The Company’s investments include debt investments (both funded and unfunded, “Debt Investments”), preferred and minority equity investments (“Equity”) of diversified companies and a portfolio of unsecured small balance consumer loans (“Financial Assets”).

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013

3. Investments  – (continued)

The Company’s transactions in Debt Investments are normally secured financings that are collateralized by physical assets and/or the enterprise value of the borrower. This collateral, and the Company’s rights to this collateral, are different depending on the specific transaction and are defined by the legal documents agreed to in the transaction.

The terms of the Debt Investments may require the Company to extend to a borrower additional credit or provide funding for any unfunded portion of such Debt Investments at the request of the borrower. This exposes the Company to potential liabilities that are not reflected on the consolidated statements of financial condition. As of December 31, 2013 and December 31, 2012, the Company had $9,162,616 and $1,994,153 of unfunded obligations with a fair value of $(55,082) and $(234,340), respectively. The negative fair value is the result of the unfunded commitment being valued below par. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2013 and December 31, 2012, respectively, subject to the terms of each loan’s respective credit agreement.

There is no central clearinghouse for the Company’s Debt Investments, Equity or Financial Assets, nor is there a central depository for custody of any such interests. The processes by which these interests are cleared, settled and held in custody are individually negotiated between the parties to the transaction. This subjects the Company to operational risk to the extent that there are delays and failures in these processes. The Custodian maintains records of the investments owned by the Company.

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
December 31, 2013

4. Fair Value of Financial Instruments  – (continued)

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

The following table summarizes the valuation of the Company’s investments measured at fair value based on the fair value hierarchy detailed above as of December 31, 2013 and December 31, 2012:

	As of December 31, 2013			Total
	Level 1	Level 2	Level 3
Senior Secured (1)	$—	$—	$382,888,163	$382,888,163
Second Lien	—	—	13,680,535	13,680,535
Mezzanine	—	—	7,080,998	7,080,998
Preferred Equity Investments	—	—	5,453,182	5,453,182
Common Equity Investments	—	—	3,090,475	3,090,475
Financial Assets	—	—	16,888,126	16,888,126
	$—	$—	$429,081,479	$429,081,479

	As of December 31, 2012			Total
	Level 1	Level 2	Level 3
Senior Secured(2)	$—	$—	$217,225,589	$217,225,589
Second Lien	—	—	2,625,596	2,625,596
Common Equity Investments	—	—	254,600	254,600
	$—	$—	$220,105,785	$220,105,785

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013

4. Fair Value of Financial Instruments  – (continued)

(1)	Includes unfunded obligations of $(55,082).
(2)	Includes unfunded obligations of $(234,340).

The net change in unrealized appreciation/(depreciation) for the year ended December 31, 2013 and December 31, 2012 reported within the net change in unrealized appreciation/(depreciation) on investments in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets was $15,934,259 and $(7,321,528), respectively.

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the year ended December 31, 2013:

	Year Ended December 31, 2013
	Senior Secured Investments	Second Lien Investments	Mezzanine Investments	Preferred Equity Investments	Common Equity Investments	Financial Assets	Total
Fair value, beginning of period	$217,225,589	$2,625,596	$—	$—	$254,600	$—	$220,105,785
Transfers into Level 3(1)	—	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—	—
Total net realized and unrealized gain/(loss) on investments	2,607,834	(227,209)	(477)	1,731,608	(93,001)	145,738	4,164,493
Total net accretion of discounts on investments	1,508,389	37,676	11,354	—	—	—	1,557,419
Purchases/Issuances	391,730,629	12,411,250	7,070,121	3,721,574	2,928,876	18,110,502	435,972,952
Sales(2)	(70,239,262)	(1,005,000)	—	—	—	—	(71,244,262)
Paydowns	(159,945,016)	(161,778)	—	—	—	(1,368,114)	(161,474,908)
Fair value, end of period	$382,888,163	$13,680,535	$7,080,998	$5,453,182	$3,090,475	$16,888,126	$429,081,479
Net change in unrealized appreciation/(depreciation) included in earnings related to investments still held at reporting date	$1,645,825	$(235,944)	$(477)	$—	$1,638,629	$—	$3,048,033

(1)	Transfers into or out of Level 1, 2 or 3 are recognized at the reporting date. There were no transfers of investments between levels by the Company for the year ended December 31, 2013.
(2)	Includes $9,590,000 Distribution-in-Kind.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013

4. Fair Value of Financial Instruments  – (continued)

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the year ended December 31, 2012:

	Year ended December 31, 2012
	Senior Secured Investments	Second Lien Investments	Equity Investments	Total
Fair value, beginning of period	$315,424,066	$4,376,068	$978,491	$320,778,625
Transfers into Level 3(1)	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—
Total net realized and unrealized gain/(loss) on investments	(3,416,656)	193,173	(723,891)	(3,974,374)
Total net accretion of discounts on investments	1,615,687	83,353	—	1,699,040
Purchases	128,384,308	—	—	128,384,308
Issuances	—	—	—	—
Sales	(35,539,036)	—	—	(35,539,036)
Paydowns	(189,242,780)	(2,026,998)	—	(191,269,778)
Fair value, end of period	$217,225,589	$2,625,596	$254,600	$220,105,785
Net change in unrealized appreciation/(depreciation) included in earnings related to investments still held at reporting date	$(8,467,961)	$(7,066)	$(723,891)	$(9,198,918)

(1)	Transfers into or out of Level 1, 2 or 3 are recognized at the reporting date. There were no transfers of investments between levels by the Company for the year ended December 31, 2012.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013

4. Fair Value of Financial Instruments  – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at December 31, 2013:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Senior Secured Investments(1)	$382,888,163	Comparable yield approach	Market rate(2)	3.2%	29.8%	9.7%
		Market comparable companies	EBITDA multiple	4.2x	11.0x	6.8x
Second Lien Investments	13,680,535	Comparable yield approach	Market rate(2)	7.8%	11.7%	10.3%
		Market comparable companies	EBITDA multiple	6.5x	10.6x	7.8x
Mezzanine Investments	7,080,998	Comparable yield approach	Market rate(2)	14.5%	14.5%	14.5%
		Market comparable companies	EBITDA multiple	6.0x	6.0x	6.0x
Equity Investments(3)	8,543,657	Market comparable companies	EBITDA multiple	5.0x	7.0x	5.8x
		Market comparable companies	Origination fees multiple	2.6x	11.0x	5.4x
Financial Assets(4)	16,888,126	Discounted cash flows	Interest rate	10.9%	31.3%	16.9%
			Conditional prepayment rate (“CPR”)	18.5%	83.6%	41.9%
			Constant default rate (“CDR”)	6.5%	33.0%	14.8%
			Discount rate	10.0%	10.0%	10.0%
Total	$429,081,479

(1)	Includes total unfunded obligations of $(55,082).
(2)	Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.
(3)	Includes preferred and common equity.
(4)	Financial Assets are aggregated by the level of risk associated with the underlying loan, with the level of risk measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, such as credit score obtained from an official credit reporting agency, debt-to-income ratios, information from the borrower’s credit report, as well as the borrower’s self-reported income range, occupation and employment status. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of December 31, 2013, 25.0%, 30.6%, 30.4%, 8.6%, 4.7% and 0.7% of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013

4. Fair Value of Financial Instruments  – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at December 31, 2012:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Senior Secured Investments(1)	$217,225,589	Comparable yield approach	Market rate(2)	3.0%	15.4%	9.5%
		Market comparable companies	EBITDA multiple	4.5x	11.5x	6.9x
Second Lien Investments	2,625,596	Comparable yield approach	Market rate(2)	7.8%	7.8%	7.8%
		Market comparable companies	EBITDA multiple	5.0x	5.0x	5.0x
Equity Investments	254,600	Market comparable companies	EBITDA multiple	5.3x	7.0x	5.7x
Total	$220,105,785

(1)	Includes total unfunded obligations of ($234,340).
(2)	Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

Significant unobservable inputs used in the fair value measurement of the reporting entity’s Debt Investments include indicative bid quotations obtained from independent third party pricing services (“consensus pricing”), multiples of market comparable companies, and relative comparable yields.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013

4. Fair Value of Financial Instruments  – (continued)

The composition of the Company’s portfolio by industry at cost and fair value as of December 31, 2013 was as follows:

Industry	Cost of Investments		Fair Value of Investment
Miscellaneous Manufacturing	$58,157,568	13.6%	$59,578,972	13.9%
Transportation Services	45,356,779	10.6	45,352,257	10.6
Communications	40,146,138	9.4	40,461,855	9.4
Miscellaneous Services	38,621,925	9.0	38,689,163	9.0
Health Services	38,721,119	9.1	36,672,053	8.5
Oil & Gas	24,829,027	5.8	26,905,929	6.3
Food Stores – Retail	23,455,743	5.5	23,727,417	5.5
Automotive	19,521,987	4.6	19,564,271	4.6
Consumer Finance	19,144,036	4.5	19,365,626	4.5
Apparel Products	15,471,806	3.6	15,528,467	3.6
Specialty Services	15,147,452	3.5	15,083,993	3.5
Miscellaneous Retail	14,926,805	3.5	14,936,027	3.5
Broadcasting & Entertainment	14,739,458	3.5	14,657,618	3.4
Insurance Agents	13,132,253	3.1	13,359,383	3.1
Electrical Equipment	12,528,985	2.9	12,598,106	2.9
National Security	9,843,766	2.3	9,800,593	2.3
Printing & Publishing	7,140,812	1.7	6,907,969	1.6
Textile Products	3,862,146	0.9	3,875,000	0.9
Metal Mining	3,477,728	0.8	3,500,333	0.8
Restaurants	3,264,808	0.8	3,065,556	0.7
Chemicals	2,565,212	0.6	2,598,597	0.6
Wholesale Durable Goods	1,855,793	0.4	1,782,163	0.4
Machinery	797,000	0.2	790,026	0.2
Hotels and Motels	280,105	0.1	280,105	0.1
Total	$426,988,451	100.0%	$429,081,479	100.0%

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013

4. Fair Value of Financial Instruments  – (continued)

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013

6. Due To and Due From Counterparties

The Company executes investment transactions with agents, brokers, investment companies, agent banks and other financial institutions. Due to and due from counterparties include amounts related to unsettled purchase and sale transactions of investments and principal paydowns receivable from the borrowers.

Amounts due to counterparties were $7,840,140 and $15,742,446 as of December 31, 2013 and December 31, 2012, respectively. Amounts due from counterparties as of December 31, 2013 and December 31, 2012 were $6,660,132 and $0, respectively.

7. Financing

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of December 31, 2013 and December 31, 2012, the Company’s asset coverage for borrowed amounts was 215.1% and 238.9%, respectively.

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

The redemption of the GF 2010-1 Notes resulted in a $3,352,725 loss for the year ended December 31, 2012 due to the write off of deferred debt issuance costs in the amount of $2,397,825 and the recognition of $954,900 of unamortized original issue discount on the GF 2010-1 Notes, which are included in loss on refinancing of senior secured notes on the consolidated statements of operations. For purposes of the Company’s consolidated financial statements, there were no gains or losses recognized as part of the sale from GF 2010-1 to GF 2012-1.

GARS had the ability to refinance the Credit Facility through a collateralized loan obligation as provided by certain provisions of the Credit Facility agreement.

On the Refinancing Date, GF 2013-2 completed the CLO Facility II through a private placement of (1) $50.0 million of AAA(sf) rated Class A-1R revolving notes (“Class A-1R Notes”), which bear interest at either the CP Rate (as defined in the indenture governing the CLO Facility II) or the London Interbank Offered Rate (“LIBOR”) plus 1.90%; (2) $111.2 million of AAA(sf) rated Class A-1T notes (“Class A-1T Notes”), which bear interest at three-month LIBOR plus 1.80%; (3) $24.2 million of AA(sf) rated Class A-2 notes (“Class A-2 Notes” and collectively with the Class A-1R Notes and the Class A-1T Notes, the “Class A Notes”), which bear interest at three-month LIBOR plus 3.40%; (4) $25.0 million of A(sf) rated Class B notes (“Class B Notes”), which bear interest at three-month LIBOR plus 4.65%; (5) $13.7 million of Class C notes (not rated) (“Class C Notes” and collectively with the Class A Notes and Class B Notes, the “Secured Notes”), which bear interest at three-month LIBOR plus 5.50%; and (6) $126.0 million of subordinated notes (“Subordinated Notes” and collectively with the Class A Notes, Class B Notes and Class C Notes, the

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013

7. Financing  – (continued)

“GF 2013-2 Notes”), which do not have a stated interest rate, the proceeds of which were utilized, along with cash on hand, to refinance the existing Credit Facility. All of the GF 2013-2 Notes are scheduled to mature on September 25, 2023. As of December 31, 2013, GARS had retained 100% of the Class C Notes. The Subordinated Notes represent the residual interest in GF 2013-2. Immediately following the completion of CLO Facility II, GF 2013-2 Manager owned 100% of the Subordinated Notes.

GLC Trust 2013-2 entered into a $10,000,000 revolving facility with Capital One Bank, NA, held directly by GLC Trust 2013-2 on December 6, 2013. The revolving facility includes an accordion feature, such that GLC Trust 2013-2 will be permitted to increase the total commitment up to $15,000,000 under the terms of the loan agreement. GLC Trust 2013-2 exercised this option on December 20, 2013.

The refinance of the Credit Facility resulted in a $426,714 loss for the year ended December 31, 2013 due to the third party expenses incurred to effect the refinancing in the amount of $426,714, which is included in loss on refinancing of senior secured notes on the consolidated statements of operations.

Fees paid as part of the execution of the Credit Facility, the refinance of the Credit Facility and the execution of the CLO Facility II in the amount of $6,154,758 consisted of facility fees of $4,280,250 and other costs of $1,874,508 which included rating agency fees and legal fees. GLC Trust 2013-2 incurred facility fees in the amount of $129,871 as part of the execution of the GLC Trust 2013-2 Revolver. These costs are included in deferred debt issuance costs on the consolidated statements of financial condition and will be amortized over the stated maturity of the respective loans, with $4,884,271 of deferred debt issuance costs remaining as of December 31, 2013.

The table below shows the notes outstanding under the CLO Facility II and the GLC Trust 2013-2 Revolver as of December 31, 2013:

December 31, 2013	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate	Stated Maturity
Senior Secured Notes:
Class A-1R Notes	$50,000,000	$50,000,000	CP Rate or LIBOR + 1.90%	9/25/2023
Class A-1T Notes:
Class A-1T Notes	110,742,112	111,175,000	LIBOR + 1.80%	9/25/2023
Class A-2 Notes:
Class A-2 Notes	24,032,457	24,150,000	LIBOR + 3.40%	9/25/2023
Class B Notes:
Class B Notes	24,903,198	25,025,000	LIBOR + 4.65%	9/25/2023
GLC Trust 2013-2 Revolving Note:
Revolving Note:	9,741,676	9,741,676	LIBOR + 3.50%	12/6/2015
	$219,419,443	$220,091,676

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013

7. Financing  – (continued)

The table below shows the loans outstanding under the Credit Facility as of December 31, 2012:

December 31, 2012	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate	Stated Maturity
Class A-T Loans:
Class A-T Loans	$125,000,000	$125,000,000	COF(1) + 2.75%	2/21/2020
Class A-R Loans:
Class A-R Loans	—	—	COF(1) + 1.25%	2/21/2020
	$125,000,000	$125,000,000

(1)	COF rate. See below for further information.

At December 31, 2013 and December 31, 2012, $0 and $25,000,000, respectively, of the Class A-1R Notes and Class A-R Loans remained undrawn. The Class A-1R Notes and the Class A-R Loans bore a 1.00% and 1.25% annual fee on undrawn amounts, respectively. As of December 31, 2013 $5,258,324 of the GLC Trust 2013-2 Revolver remained undrawn. A 0.50% annual fee is payable on undrawn amounts under the GLC Trust 2013-2 Revolver.

The fair value of the GF 2013-2 Notes and GLC Trust 2013-2 Revolving Note and the GF 2012-1 Loans approximated the carrying value on the consolidated statements of financial condition at December 31, 2013 and December 31, 2012, respectively.

Through September 25, 2013, the Class A-T Loans and the Class A-R Loans under the Credit Facility bore interest at an annual rate equal to a cost of funds (“COF”) rate plus 3.25%. The COF rate was capped at LIBOR plus 0.50%. From September 25, 2013 to September 25, 2023, the Class A-1R Notes bear interest at an annual rate equal to the CP Rate or LIBOR plus 1.90%, the Class A-1T Notes bear interest at an annual rate equal to LIBOR plus 1.80%, the Class A-2 Notes bear interest at an annual rate equal to LIBOR plus 3.40% and the Class B Notes bear interest at an annual rate equal to LIBOR plus 4.65%.

The ability of GF 2013-2 to draw under the Class A-1R Notes terminates on September 25, 2016, which is also the end of the extended reinvestment period, and the CLO Facility II matures on September 25, 2023. The CLO Facility II is secured by all of the assets held by GF 2013-2.

The indenture governing the CLO Facility II provides that, to the extent cash is available from cash collections, the holders of the GF 2013-2 Notes are to receive quarterly interest payments on the 20th day or, if not a business day, the next succeeding business day of February, May, August and November of each year, commencing in February 2014, until the stated maturity.

Under the documents governing the CLO Facility II, there are two coverage tests applicable to the Secured Notes. The first test compares the amount of interest received on the collateral loans held by GF 2013-2 to the amount of interest payable on the Secured Notes under the CLO Facility II in respect of the amounts drawn and certain expenses. To meet this first test, at any time, the aggregate amount of interest received on the collateral loans must equal, after the payment of certain fees and expenses, at least 135.0% of the aggregate amount of interest payable on the Class A Notes, 125.0% of the interest payable on the Class A Notes and Class B Notes, taken together, and 115% of the interest payable on the Class A Notes, Class B Notes and Class C Notes, taken together.

The second test compares the aggregate principal amount of the collateral loans, as calculated in accordance with the indenture, to the aggregate outstanding principal amount of the Secured Notes in respect of the amounts drawn. To meet this second test at any time, the aggregate principal amount of the collateral loans must equal at least 173.4% of the aggregate outstanding principal amount of the Class A Notes, 156.1%

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013

7. Financing  – (continued)

of the aggregate principal amount of the Class A Notes and Class B Notes, taken together, and 148.1% of the aggregate outstanding principal amount of the Class A Notes, Class B Notes and Class C Notes, taken together.

If the coverage tests are not satisfied with respect to a quarterly payment date, GF 2013-2 will be required to apply available amounts to the repayment of interest on and principal of the GF 2013-2 Notes to the extent necessary to satisfy the applicable coverage tests and, as a result, there may be reduced funds available for GF 2013-2 to make additional investments or to make distributions on the Company’s equity interests in GF 2013-2. Additionally, compliance is measured on each day collateral loans are purchased, originated or sold and in connection with monthly reporting to the note holder. Furthermore, if under the second coverage test the aggregate principal amount of the collateral loans equals 125.0% or less of the aggregate outstanding principal amount on the Class A-1 Notes and remains so for ten business days, an event of default will be deemed to have occurred. As of December 31, 2013 and December 31, 2012, the Trustee has asserted that all of the coverage tests were met.

The GLC Trust 2013-2 Revolver bears interest at a rate equal to LIBOR plus 3.50%, and in no event shall the LIBOR rate be less than 0.50% per annum.

The ability of GLC Trust 2013-2 to draw under the GLC Trust 2013-2 Revolver terminates on December 6, 2015. The GLC Trust 2013-2 Revolver is secured by all of the assets held by GLC Trust 2013-2.

The loan agreement governing the GLC Trust 2013-2 Revolver provides that, to the extent cash is available from cash collections, the lender is to receive monthly interest payments on the 15th day or, if not a business day, the next succeeding business day.

Under the loan agreement governing the GLC Trust 2013-2 Revolver, the portfolio of consumer loans held by GLC Trust 2013-2 must meet the following portfolio covenants:

•	The weighted average FICO Score for the underlying borrowers as of the origination date for each applicable receivable related to the portfolio shall not be less than 680;
•	No more than 15.0% of the unpaid principal balance of the portfolio shall be 30 day delinquent receivables;
•	The weighted average outstanding aggregate principal amount payable on the receivables in the portfolio shall be equal to or less than $18,000;
•	The weighted average of the remaining term to maturity (measured in months) with respect the portfolio shall be equal to or less 55 months; and
•	The weighted average of the per annum interest rates on the portfolio shall be equal to or greater than 10.0%.

At December 31, 2013 and December 31, 2012, the weighted average interest rate of the Secured Notes and the Class A-T Loans was 2.81% and 3.25%, respectively, and the weighted average effective interest rate, including the effects of deferred debt issuance costs, was 3.22% and 3.53%, respectively. At December 31, 2013 and December 31, 2012, the weighted average interest rate of the Class A-1R Notes and the Class A-R Loans was 2.23% and 1.25%, respectively, and the weighted average effective interest rate, including the effects of deferred debt issuance costs, was 2.36% and 2.50%, respectively. At December 31, 2013, the weighted average effective interest rate of the GLC Trust 2013-2 Revolving Note was 4.00%, and the weighted average effective interest rate, including the effects of the deferred debt issuance costs, was 4.79%. At December 31, 2013, the weighted average effective interest rate for total outstanding debt was 3.03%.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013

8. Related Party Transactions

Investment Advisory Agreement

GARS entered into the Investment Advisory Agreement with the Investment Adviser, which was effective as of October 9, 2012 and subsequently amended and restated on March 26, 2013. The Investment Adviser agreed to waive its base management fee and incentive fee commencing from the IPO Pricing Date through September 30, 2013.

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

From the date of Conversion through the IPO Pricing Date, the Investment Adviser waived that portion of the management fee due under the Investment Advisory Agreement in excess of a base management fee equal to an annual rate of 1.50% of the average of the value of the Company’s net assets (including cash and cash equivalents) calculated at the end of the two most recently completed calendar quarters, payable in arrears. Under no circumstances would the Investment Adviser have received a base management fee greater than 1.75% of gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds calculated based on the average carrying value of the gross assets of the Company at the end of the two most recently completed calendar quarters.

For the year ended December 31, 2013, the Investment Adviser earned management fees under the Investment Advisory Agreement in the amount of $6,326,115, of which $3,815,756, was waived. For the year ended December 31, 2012, the Investment Adviser earned management fees in the amount of $2,565,251, of which 288,343 was waived. For the year ended December 31, 2011, the Investment Adviser earned management fees in the amount of $1,804,068, none of which was waived.

Management fees in the amount of $217,608 and $112,411 were payable as of December 31, 2013 and December 31, 2012, respectively, and are included in payables to affiliates on the Consolidated Statements of Financial Position.

Under the Investment Advisory Agreement, the Investment Adviser is entitled to an incentive fee consisting of two components that are independent of each other, with the result that one component may be payable even if the other is not.

The first component, which is income-based and payable quarterly in arrears, equals 20% of the amount, if any, that the Company’s pre-incentive fee net investment income exceeds a 2.00% quarterly (8.00% annualized) hurdle rate (the “Hurdle Rate”), subject to a “catch-up” provision measured at the end of each calendar quarter. The operation of the first component of the incentive fee for each quarter is as follows:

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013

8. Related Party Transactions  – (continued)

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

The second component, which is capital gains-based, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and equals 20% of the Company’s cumulative aggregate realized capital gains through the end of such year, computed net of the Company’s aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees and subject to the Incentive Fee Cap and Deferral Mechanism described below. The capital-gains component of the incentive fee excludes any portion of realized gains (losses) that are associated with the reversal of any portion of unrealized appreciation/depreciation attributable to periods prior to April 1, 2013. The capital gains component of the incentive fee is not subject to any minimum return to stockholders.

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

For the three months ending December 31, 2013, our Investment Adviser agreed to waive that portion of its income-based incentive fee, if any, necessary for the Company’s net investment income per share plus net realized gain (loss) per share (excluding any portion of realized gains (losses) that are associated with the reversal of any portion of unrealized appreciation/depreciation attributable to periods prior to April 1, 2013) for the three months ending December 31, 2013 to equal $0.35 per share, net of fee waivers.

For the six months ending June 30, 2014, our Investment Adviser has agreed to waive that portion of its income-based incentive fee, if any, necessary for the Company’s net investment income per share plus net realized gain (loss) per share (excluding any portion of realized gains (losses) that are associated with the reversal of any portion of unrealized appreciation/depreciation attributable to periods prior to April 1, 2013) for the six months ending June 30, 2014 to equal $0.70 per share, net of fee waivers.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013

8. Related Party Transactions  – (continued)

Incentive fees in the amount of $1,392,894 were earned for the year ended December 31, 2013 and no incentive fees were earned for the years ended December 31, 2012 and December 31, 2011. The Investment Adviser waived $293,995 of incentive fees for the year ended December 31, 2013. Incentive fees in the amount of $1,098,899 were payable as of December 31, 2013 and are included in payables to affiliates on the consolidated statements of financial condition.

Administration Agreement

As discussed in Note 1, GARS entered into the Administration Agreement with GARS Administrator. Under the Administration Agreement, the GARS Administrator provides the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as the GARS Administrator, subject to review by the Board, from time to time determines to be necessary or useful to perform its obligations under the Administration Agreement. The GARS Administrator is responsible for the financial and other records that the Company is required to maintain and prepare reports to stockholders, and reports and other materials filed with the Securities and Exchange Commission (the “SEC”). The GARS Administrator provides on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance. No managerial assistance was provided to any portfolio companies for the year ended December 31, 2013.

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

The GARS Administrator agreed to waive any amounts due to it under the Administration Agreement from the date of the Conversion through the quarter in which the Company executed the IPO. Gross Administrator charges for the year ended December 31, 2013, including amounts payable to the Sub-Administrator as discussed in Note 1, were $786,923. The amount of these charges waived by the GARS Administrator for the year ended December 31, 2013 was $101,197. No expense was charged by the GARS Administrator for the year ended December 31, 2012 and December 31, 2011. No administration fees were payable to the GARS Administrator as of December 31, 2013 or December 31, 2012.

Directors’ Fees

The Company’s independent directors each receive an annual fee of $70,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each in-person Board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting.

In addition, the chairman of the audit committee receives an annual fee of $10,000, the chairman of the valuation committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $5,000 for their additional services in these capacities (all such fees and reimbursements collectively, “Directors’ Fees”). No compensation is paid to directors who are not independent of the Company and the Investment Adviser.

Our independent directors agreed to waive a portion of their fees from the date of the Conversion through the quarter in which the Company executed the IPO.

Independent directors earned Directors’ Fees of $333,874 (net of fee waivers of $34,426), $262,308 (net of fee waivers of $31,191) and $190,920, for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively. No directors’ fees were payable as of December 31, 2013 or December 31, 2012.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013

8. Related Party Transactions  – (continued)

Affiliated Stockholders

GSOF LLC, GSOF-SP LLC, GSOF-SP II LLC, GSOF-SP DB LLC (subsidiaries of Garrison Special Opportunities Fund LP), GSOIF Corporate Loan Pools Ltd. (a subsidiary of Garrison Special Opportunities Institutional Fund LP), Garrison Capital Offshore Ltd. (a subsidiary of Garrison Credit Opportunities Holdings L.P.), Garrison Capital Fairchild I Ltd. (a subsidiary of Fairchild Offshore Fund L.P.), Garrison Capital Fairchild II Ltd. (a subsidiary of Fairchild Offshore Fund II L.P.) and Garrison Capital Adviser Holdings MM LLC (collectively, the “Garrison Funds”) are all entities that are owned by funds that are managed by the Investment Manager.

At December 31, 2013 and December 31, 2012, the Garrison Funds owned an aggregate of 5,444,566 and 5,334,521, respectively, or 32.5% and 50.8%, respectively, of the total outstanding common shares of GARS. In addition, as of December 31, 2013, officers and directors of the Company directly owned an aggregate of 47,646, or 0.3%, of the total outstanding common shares of GARS. No shares were directly held by officers and directors of the Company as of December 31, 2012.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013

9. Financial Highlights

The following table represents financial highlights for the Company for the years ended December 31, 2013, December 31, 2012 and December 31, 2011.

Per share data	December 31, 2013	December 31, 2012	December 31 2011
Net asset value per common share/members’ capital per unit at beginning of period	$16.54	$16.29	$15.26
Increase in net assets/members’ capital from operations:
Net investment income	1.27	0.79	1.50
Net realized gain/(loss) on investments	(0.77)	0.32	0.33
Net unrealized appreciation on investments	1.05	(0.69)	(0.80)
Net increase in net assets/members’ capital from operations	1.55	0.42	1.03
Stockholder transactions
Return of capital	(0.06)	(0.07)	—
Distributions-in-kind(1)	(0.95)	—	—
Cash distributions	(1.22)	—	—
From net investment income	—	(0.06)	—
From realized gains	—	(0.04)	—
Dilutive impact of share issuance(2)	(0.70)	—	—
Total additions from and dividends and distributions to stockholders	(2.93)	(0.17)	—
Net asset value per common share/members’ capital at end of period	15.16	16.54	16.29
Total book return(3)	9.37%	2.56%	6.75%
Total market return(4)	-7.47%	N/A	N/A
Common shares/members’ capital units outstanding at beginning of period	10,498,544	10,498,544	10,498,544
Common shares/members’ capital units outstanding at end of period	16,758,779	10,498,544	10,498,544
Weighted average common shares/members’ capital units outstanding	15,203,166	10,498,544	10,498,544
Net assets/members’ capital at beginning of period	$173,669,492	$171,072,005	$160,233,311
Net assets/members’ capital at end of period	$254,080,598	$173,669,492	$171,072,005
Average net assets/members’ capital(5)	$229,500,970	$176,869,652	$165,642,959
Ratio of net investment income to average net assets/members’ capital(5)(7)	8.42%	4.71%	9.53%
Ratio of total expenses to average net assets/members’ capital(5)(7)	6.30%	8.67%	6.91%
Ratio of portfolio turnover to average investments at fair value(8)	62.33%	49.39%	52.88%
Asset coverage ratio(9)	215.14%	238.94%	177.47%
Average outstanding debt(6)	$164,884,637	$153,829,288	$219,500,000
Average debt per common share/members’ capital unit	$9.84	$14.65	$20.91

(1)	Distributions-in-kind were made to only those investors who held shares of the Company’s common stock prior to the IPO.
(2)	Dilution due to the issuance of shares at IPO at $15.00 per share, which was below net asset value.
(3)	Total return equals the net increase of ending net asset value from operations over the net asset value per common share/members’ capital per unit at beginning of the period. Total return assuming dividends were reinvested would be (0.5)% for the year ended December 31, 2013.
(4)	Total market return calculated as the change in market price per share based on the initial public offering price per share as of March 27, 2013 and the closing price per share on December 31, 2013.
(5)	Calculated utilizing monthly net assets/members’ capital.
(6)	Calculated based on monthly debt outstanding.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013

9. Financial Highlights  – (continued)

(7)	During the year ended December 31, 2013, the Investment Adviser waived $3,815,756 of management fees and $293,995 of incentive fees, the independent directors waived $34,426 of Directors' fees and the GARS Administrator waived $101,197 of Administrator expenses. Had these expenses not been waived, the ratio of net investment income to average net assets/members’ capital and the ratio of total expenses to average net assets/members’ capital would have been 6.63% and 8.23%, respectively.
(8)	Calculated based on monthly average investments at fair value.
(9)	In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.

10. Net Assets/Members’ Capital

The Company’s authorized stock consists of 100,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.

As discussed in Note 1, on the date of the Conversion, the members of Garrison Capital LLC became stockholders of GARS. An aggregate of 16,758,779 shares of common stock, par value $0.001 per share, were issued and outstanding as of December 31, 2013.

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

For the year ended December 31, 2013, there were no shares of preferred stock issued.

Prior to the Conversion, the Company issued limited liability interests (“Units”), as approved by the Board. The Units issued by the Company were not certificated.

The Company did not issue any new Units during the year ended 2011 or in 2012.

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

12. Earnings per share

The following table sets forth the computation of the net increase in net assets per share/members’ capital units resulting from operations, pursuant to FASB ASC 260, Earnings per Share (“ASU 260”), for the years ended December 31, 2013, December 31, 2012 and December 31, 2011:

	December 31, 2013	December 31, 2012	December 31, 2011
Net increase in net asset resulting from operations	$23,499,789	$4,374,427	$10,838,694
Basic weighted average shares/members’ capital outstanding	15,203,166	10,498,544	10,498,544
Basic earnings per share/unit	$1.55	$0.42	$1.03

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013

12. Earnings per share  – (continued)

As a result of the Reverse Stock Split, which resulted in the conversion of one share of common stock into 0.9805106 shares of common stock, all amounts related to shares/units, share/unit prices, earnings per share/per unit and dividends per share/unit have been retroactively restated for the year ended December 31, 2012.

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

On November 5, 2013, the Board approved a distribution in the amount of $5,865,573 million, or $0.35 a share, which was paid on December 27, 2013 to stockholders of record as of December 13, 2013.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. Federal Income Tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP. A portion of distributions will result in a return of capital for the year ended December 31, 2013.

14. Commitments and Contingencies

The Company had outstanding commitments to fund investments totaling $9,162,617 and $1,994,153 under various undrawn revolvers and other credit facilities as of December 31, 2013 and 2012, respectively.

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

15. Subsequent Events

On March 11, 2014 the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which will be paid on March 28, 2014 to stockholders of record as of March 21, 2014.

These consolidated financial statements were approved by the Board and were available for issuance on March 11, 2014. Subsequent events have been evaluated through this date. No material subsequent events other than as disclosed above have occurred through this date.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2013

16. Selected Quarterly Financial Data (Unaudited)

Selected Quarterly Data (unaudited)	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total investment income	$11,382,363	$9,337,744	$7,611,496	$5,473,093
Net investment income	5,334,118	5,914,322	5,046,841	3,040,015
Net gain (loss) on investments	1,338,885	839,002	1,750,356	236,250
Net increase (decrease) in net assets resulting from operations	6,673,003	6,753,324	6,797,197	3,276,265
Earnings per share	0.40	0.40	0.41	0.31
Net asset value per share	15.16	15.11	15.06	15.67

	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Total investment income	$5,156,151	$5,857,704	$5,910,861	$6,724,640
Net investment income	1,034,482	3,488,885	50,616	3,747,818
Net gain (loss) on investments	(5,343,769)	(3,691)	(2,518,185)	3,918,271
Net increase (decrease) in net assets resulting from operations	(4,309,286)	3,485,195	(2,467,569)	7,666,087
Earnings per share	(0.41)	0.33	(0.23)	0.73
Net asset value per share	16.54	17.12	16.79	17.03

As a result of the Reverse Stock Split, which resulted in the conversion of one share of common stock into 0.9805106 shares of common stock, all amounts related to shares/units, share/unit prices, earnings per share/per unit and dividends per share/unit have been retroactively restated for 2012.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2013 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting Firm is included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10-K.

(c) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 77.
(2)	Financial Statement Schedules — None.
(3)	Exhibits.

Number	Description
3.1	Form of Certificate of Incorporation (Incorporated by reference to Exhibit (2)(a) to the Registrant’s Registration Statement on Form N-2, filed on March 18, 2013).
3.2	Form of Bylaws (Incorporated by reference to Exhibit (2)(b) to the Registrant’s Registration Statement on Form N-2, filed on March 18, 2013).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (2)(d) to the Registrant’s Registration Statement on Form N-2, filed on March 18, 2013).
10.1	Amended and Restated Investment Advisory Agreement between Registrant and Garrison Capital Advisers LLC (Incorporated by reference to Exhibit (2)(g)(2) to the Registrant’s Registration Statement on Form N-2, filed on March 18, 2013).
10.2	Form of Administration Agreement between Registrant and Garrison Capital Administrator LLC (Incorporated by reference to Exhibit (2)(k)(2) to the Registrant’s Registration Statement on Form N-2, filed on March 18, 2013).
10.3	Form of Trademark License Agreement between the Registrant and Garrison Investment Group LP (Incorporated by reference to Exhibit (2)(k)(3) to the Registrant’s Registration Statement on Form N-2, filed on March 18, 2013).
10.4	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (2)(e) to the Registrant’s Registration Statement on Form N-2, filed on March 18, 2013).
10.5	Indenture dated as of September 25, 2013, among Garrison Funding 2013-2 Ltd., Garrison Funding 2013-2 LLC and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K (File No. 814-00878), filed on December 31, 2013).
10.6	Class A-1R Note Purchase Agreement dated as of September 25, 2013, among Garrison Funding 2013-2 Ltd., Garrison Funding 2013-2 LLC, each of the Class A-1R Noteholders party thereto and Natixis, New York Branch (Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K (File No. 814-00878), filed on December 31, 2013).
10.7	Class A-1T Note Purchase Agreement dated as of September 25, 2013, among Garrison Funding 2013-2 Ltd., Garrison Funding 2013-2 LLC and Capital One, National Association (Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K (File No. 814-00878), filed on December 31, 2013).
10.8	Collateral Management Agreement dated as of September 25, 2013, by and between Garrison Funding 2013-2 Ltd. and Garrison Funding 2013-2 Manager LLC (Incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K (File No. 814-00878), filed on December 31, 2013).

Number	Description
10.9	Sub-Collateral Management Agreement dated as of September 25, 2013, by and between Garrison Funding 2013-2 Manager LLC and Garrison Capital Advisers LLC (Incorporated by reference to Exhibit 10.5 to the registrant’s current report on Form 8-K (File No. 814-00878), filed on December 31, 2013).
11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report).
14.1	Code of Ethics of the Registrant (Incorporated by reference to Exhibit (2)(r)(1) to the Registrant’s Registration Statement on Form N-2, filed on March 18, 2013).
14.2	Code of Ethics of GC Advisors (Incorporated by reference to Exhibit (2)(r)(2) to the Registrant’s Registration Statement on Form N-2, filed on March 18, 2013).
21.1*	List of Subsidiaries
24	Power of attorney (included on the signature page hereto)
31.1*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Privacy Policy of the Registrant.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GARRISON CAPITAL INC.

By: Name: Joseph Tansey Title: Chief Executive Officer Date: March 12, 2014

KNOW ALL MEN BY THESE PRESENT, each person whose signature appears below hereby constitutes and appoints each of Joseph Tansey and Brain Chase as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
Joseph Tansey	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 12, 2014
Brian Chase	Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	March 12, 2014
Rafael Astruc	Director	March 12, 2014
Roy Guthrie	Director	March 12, 2014
Cecil Martin	Director	March 12, 2014
Bruce Shewmaker	Director	March 12, 2014
Matthew Westwood	Director	March 12, 2014