Form 10-Q
period 2014-03-31
Garrison Capital Inc.
filed 2014-05-12
CIK 1509892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 7, 2014 the Registrant had 16,758,779 shares of common stock, $0.001 par value, outstanding.

i

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Financial Condition

Part I. Financial Information

Item 1. Financial Statements

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$26,403,097	$13,664,583
Cash and cash equivalents, restricted	12,427,390	27,964,507
Due from counterparties	3,638,152	6,660,132
Investments, fair value
Non-control/Non-affiliate investments (amortized cost of $454,185,039 and $409,797,656, respectively)	455,169,323	410,051,950
Affiliate investments (amortized cost of $0 and $17,190,795, respectively)	—	19,029,529
Accrued interest receivable	2,781,944	2,664,416
Deferred debt issuance costs (net of accumulated amortization of $1,569,883 and $1,400,358, respectively)	4,714,746	4,884,271
Deferred offering costs	60,348	—
Other assets	86,708	160,426
Total assets	$505,281,708	$485,079,814
Liabilities
Due to counterparties	$18,315,986	$7,840,140
Incentive fee payable	2,658,482	1,098,899
Management fee payable	57,779	217,608
Administrator fee payable	85,236	—
GLC Trust 2013-2 revolving note (Note 7)	14,165,026	9,741,676
Senior secured revolving note (Note 7)	50,000,000	50,000,000
Senior secured term note (Note 7)	159,694,786	159,677,767
Interest payable	612,354	1,487,539
Accrued expenses and other payables	800,547	935,587
Total liabilities	246,390,196	230,999,216
Commitments and contingencies (Note 13)	$—	$—
Net assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 16,758,779 and 16,758,779 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	16,759	16,759
Paid-in-capital in excess of par	257,804,160	257,804,160
(Over)/under distributed net investment income	(2,976,997)	—
Accumulated net realized gain/(loss) from investments	3,063,306	(5,833,349)
Net unrealized appreciation from investments	984,284	2,093,028
Total net assets	258,891,512	254,080,598
Total liabilities and net assets	$505,281,708	$485,079,814
Common shares outstanding	16,758,779	16,758,779
Net asset value per common share	$15.45	$15.16

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

March 31, 2014 (unaudited)

Security Description	Par/Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments – United States
Common Equity
Health Services
Juniper TGX Investment Partners, LLC, Common	670,624	$670,623	$670,623	0.27%
Total Health Services		670,623	670,623	0.27
Miscellaneous Manufacturing
Valterra Products Holdings, LLC, Common Class A	185,847	185,847	294,511	0.11
Valterra Products Holdings, LLC, Common Class B	20,650	20,650	32,723	0.01
Total Miscellaneous Manufacturing		206,497	327,234	0.12
Miscellaneous Retail
Provo Craft Holdings, LLC, Common	101	—	77	0.00
Total Miscellaneous Retail		—	77	0.00
Transportation Services
EZE Trucking, LLC, Common	2,678	267,801	—	—
Total Transportation Services		267,801	—	—
Total Common Equity		$1,144,921	$997,934	0.39%
Preferred Equity
Consumer Finance Services
Prosper Marketplace, Series B Preferred Stock(4)	331,550	$1,000,000	$1,000,000	0.39%
Total Consumer Finance Services		1,000,000	1,000,000	0.39
Total Preferred Equity		$1,000,000	$1,000,000	0.39%
Debt Investments
Apparel Products
Joe's Jeans Inc., Term Loan* L+ 10.75%, 1.25% L Floor, 9/30/2018	10,497,463	$10,308,554	$10,308,439	3.98%
Totes Isotoner Corporation, Delayed Draw Term Loan* L+ 5.75%, 1.50% L Floor, 7/7/2017	393,831	393,831	394,815	0.15
Totes Isotoner Corporation, Initial Term Loan (First Lien)* L+ 5.75%, 1.50% L Floor, 7/7/2017	4,804,292	4,760,767	4,816,303	1.86
Total Apparel Products		15,463,152	15,519,557	5.99
Automotive
BBB Industries LLC, Term Loan* L+ 4.25%, 1.25% L Floor, 3/27/2019	4,845,000	4,804,732	4,845,000	1.87
CTC Casting Technologies, Inc. (Compass), Term Loan* L+ 6.75%, 0.75% L Floor, 3/28/2019	10,500,000	10,395,230	10,428,795	4.03
Penda Corporation, Term Loan L+ 14.00%, 1/26/2019	7,250,005	7,123,970	7,250,005	2.80
Total Automotive		22,323,932	22,523,800	8.70

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

March 31, 2014 (unaudited)

Security Description	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Debt Investments (continued)
Broadcasting & Entertainment
Sesac Holdco II, LLC, Term Loan (First Lien)* L+ 4.00%, 1.00% L Floor, 2/7/2019	987,500	$979,509	$994,906	0.38%
Sesac Holdco II, LLC, Term Loan (Second Lien)* L+ 8.75%, 1.25% L Floor, 7/12/2019	5,250,000	5,390,117	5,348,438	2.07
Total Broadcasting & Entertainment		6,369,626	6,343,344	2.45
Building & Real Estate
Onyx Mamaroneck, LLC, Term Loan(4) L+ 12.00%, 2/1/2015	10,034,722	9,865,661	9,864,520	3.81
Total Building & Real Estate		9,865,661	9,864,520	3.81
Chemicals
American Pacific Corporation, Term Loan*(4) L+ 6.00%, 1.00% L Floor, 2/27/2019	1,601,331	1,589,538	1,617,344	0.62
Arclin US Holdings Inc., 2nd Lien Term Loan*(4) L+ 6.00%, 1.75% L Floor, 1/15/2015	2,591,848	2,566,456	2,591,848	1.00
Galata Chemicals, LLC, Term Loan* L+ 8.00%, 1.00% L Floor, 2/28/2019	10,500,000	10,290,117	10,290,000	3.98
Total Chemicals		14,446,111	14,499,192	5.60
Communications
Aspect Software, Inc., Tranche B Term Loan* L+ 5.50%, 1.75% L Floor, 5/7/2016	7,633,175	7,614,888	7,728,590	2.99
ConvergeOne Holdings Corp, Term Loan* L+ 8.00%, 1.25% L Floor, 5/8/2019	11,162,922	11,020,870	11,079,200	4.28
HC Cable OpCo, LLC, Term Loan L+ 8.50%, 1.00% L Floor, 7/17/2018	10,955,585	10,790,951	11,143,879	4.30
Sirva Worldwide, Loan* L+ 6.25%, 1.25% L Floor, 3/27/2019	4,950,000	4,867,906	5,049,000	1.95
U.S. Telepacific Corp., Term Loan* L+ 4.50%, 1.25% L Floor, 2/23/2017	2,919,278	2,916,772	2,944,092	1.14
Total Communications		37,211,387	37,944,761	14.66
Consumer Finance Services
PlanMember Financial Corporation, Term Loan(4)* L+ 8.50%, 1.50% L Floor, 2/14/2018	1,466,250	1,436,336	1,466,250	0.57
Project Sunshine IV Pty Ltd (Sensis), Initial Term Loan* L+ 7.00%, 1.00% L Floor, 2/28/2019	8,986,946	8,898,451	9,076,815	3.50
Total Consumer Finance Services		10,334,787	10,543,065	4.07
Electrical Equipment
Roberts-Gordon LLC, Term Loan* L+ 10.00%, 2.00% L Floor, 4/20/2016	9,055,392	9,039,038	9,060,353	3.50
Total Electrical Equipment		9,039,038	9,060,353	3.50

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

March 31, 2014 (unaudited)

Security Description	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Debt Investments (continued)
Food Stores – Retail
Apple & Eve, LLC, Term Loan* L+ 8.25%, 1.25% L Floor, 12/11/2017	8,662,309	$8,598,266	$8,662,309	3.34%
Sagittarius Restaurants LLC (Del Taco), Initial Term Loan* L+ 5.00%, 1.25% L Floor, 10/1/2018	4,514,286	4,477,418	4,521,825	1.75
Sqwincher Corporation (The), Term Loan* L+ 10.00%, 1.50% L Floor, 8/3/2016	6,673,900	6,615,315	6,696,756	2.59
Total Food Stores – Retail		19,690,999	19,880,890	7.68
Health Services
Ellman International, Inc., Term Loan(3) Base Rate+ 8.50%**, 2/28/2014	3,256,914	3,263,531	3,094,068	1.20
Ellman International, Inc., Revolver(3) Base Rate+ 8.50%**, 2/28/2014	1,985,546	1,989,581	1,886,269	0.73
eResearchTechnology, Inc., Term Loan* L+ 4.75%, 1.25% L Floor, 5/2/2018	6,418,750	6,393,239	6,426,773	2.48
Virtual Radiologic Corporation, Term Loan B* L+ 5.50%, 1.75% L Floor, 12/22/2016	4,862,500	4,838,713	2,893,188	1.12
SCG Capital Corporation (Radiation Therapy), Term Note L+ 12.00%, 5/1/2017	7,870,037	7,870,037	7,870,037	3.04
Theragenics Corporation, Term Loan* L+ 10.25%, 1.25% L Floor, 10/29/2018	9,943,721	9,735,710	10,117,736	3.91
Walnut Hill Physicians' Hospital, Construction Loan(4) 12.50%, 9/27/2018	9,798,642	9,798,642	9,798,642	3.78
Total Health Services		43,889,453	42,086,713	16.26
Insurance Agents
Affirmative Insurance Holdings, Inc., Term Loan* L+ 7.25%, 1.25% L Floor, 3/30/2016	7,041,537	6,752,826	6,689,460	2.58
Worley Claims Services, LLC, Term Loan* L+ 11.00%, 1.50% L Floor, 7/6/2017	6,323,368	6,240,811	6,466,682	2.50
Total Insurance Agents		12,993,637	13,156,142	5.08
Machinery
Paladin Brands Holding, Inc. (IES), Initial Loan L+ 5.50%, 1.25% L Floor, 8/16/2019	787,038	787,038	789,005	0.30
Total Machinery		787,038	789,005	0.30
Metal Mining
Metal Services LLC (Phoenix), New Term Loans* L+ 5.00%, 1.00% L Floor, 6/30/2017	3,469,034	3,469,034	3,489,258	1.35
Total Metal Mining		3,469,034	3,489,258	1.35

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

March 31, 2014 (unaudited)

Security Description	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Debt Investments (continued)
Miscellaneous Manufacturing
Arctic Glacier USA, Inc., New Term Loans* L+ 4.00%, 1.00% L Floor, 5/10/2019	4,689,605	$4,689,605	$4,689,605	1.81%
Alpha Packaging Holdings, Inc., Tranche B Term Loan* L+ 4.50%, 1.25% L Floor, 9/17/2016	3,136,250	3,095,656	3,073,525	1.19
Anchor Hocking, LLC (EveryWare Global), Term Loan* L+ 6.25%, 1.25% L Floor, 5/21/2020	6,947,500	6,887,267	6,600,125	2.55
AP Gaming I, LLC, Term Loan B* L+ 8.25%, 1.00% L Floor, 12/20/2020	4,987,500	4,843,956	4,950,094	1.91
Axia Acquisition Corporation, Term Loan A L+ 9.00%, 2.00% L Floor, 3/12/2016	917,409	869,165	917,409	0.35
CR Brands, Inc., Term Loan* Base Rate+ 6.25%**, 3/31/2019	10,500,000	10,290,115	10,290,000	3.98
Expera Specialty Solutions, LLC, Term Loan* L+ 6.25%, 1.25% L Floor, 12/26/2018	6,947,500	6,828,144	6,999,606	2.70
Kranos Acquisition Corp., Term Loan* L+ 11.00%, 1.00% L Floor, 6/15/2017	10,000,000	9,935,871	10,120,822	3.91
Nursery Supplies, Inc., Term Loan* L+ 7.50%, 1.00% L Floor, 6/13/2018	11,212,500	11,165,403	11,347,357	4.39
Port Townsend Holdings Company, Inc., Revolver L+ 12.00%, 1.00% L Floor, 6/30/2014	5,325,597	5,389,335	5,392,167	2.08
Ranpak Corp., Second Lien Term Loan* L+ 7.25%, 1.25% L Floor, 4/23/2020	1,000,000	991,385	1,020,000	0.39
Valterra Products Holdings, LLC, Term Loan* L+ 9.00%, 1.00% L Floor, 5/31/2018	8,627,199	8,483,476	8,814,463	3.41
Valterra Products Holdings, LLC, Revolver* L+ 9.00%, 1.00% L Floor, 5/31/2018	615,519	605,265	628,880	0.24
Total Miscellaneous Manufacturing		74,074,643	74,844,053	28.91
Miscellaneous Retail
PD Products, LLC, Term Loan* L+ 10.50%, 1.50% L Floor, 10/4/2018	10,367,258	10,180,045	10,366,114	4.00
PD Products, LLC, Revolver* L+ 10.50%, 1.50% L Floor, 10/4/2018	278,906	273,875	278,875	0.11
PSP Group, LLC, Term Loan* L+ 4.75%, 1.50% L Floor, 9/13/2016	4,397,706	4,369,317	4,353,729	1.68
Total Miscellaneous Retail		14,823,237	14,998,718	5.79
Miscellaneous Services
Attachmate Corporation, Second Lien Term Loan* L+ 9.50%, 1.50% L Floor, 11/22/2018	10,365,221	10,328,092	10,313,395	3.97
Global Traffic Technologies, LLC, Term Loan A* L+ 5.25%, 1.25% L Floor, 6/30/2015	2,900,454	2,877,995	2,900,454	1.12
Global Traffic Technologies, LLC, Term Loan B* L+ 5.25%, 1.25% L Floor, 6/30/2015	3,560,206	3,552,458	3,560,206	1.38
Inmar, Inc., Initial Term Loan* L+ 3.25%, 1.00% L Floor, 1/27/2021	1,067,554	1,057,145	1,058,213	0.41

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

March 31, 2014 (unaudited)

Security Description	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Debt Investments (continued)
MRI Software LLC, Term Loan* L+ 4.25%, 1.00% L Floor, 2/14/2021	1,000,000	$995,117	$1,000,000	0.39%
NAP Asset Holdings Ltd., Canadian Term Loan* L+ 7.00%, 1.00% L Floor, 3/22/2018	2,869,699	2,846,630	2,869,699	1.11
NAP Asset Holdings Ltd., Term Loan* L+ 7.00%, 1.00% L Floor, 3/22/2018	6,422,659	6,371,029	6,422,659	2.47
Sprint Industrial Holdings, LLC, Term Loan (First Lien)* L+ 5.75%, 1.25% L Floor, 5/14/2019	5,955,000	5,904,294	5,969,888	2.31
Tecta America Corp., Second Lien Term Loan L+ 4.00%, 1.00% L Floor, 7/1/2018	4,758,360	4,521,054	4,520,442	1.75
Vision Solutions, Inc., Term Loan (First Lien)* L+ 4.50%, 1.50% L Floor, 7/23/2016	6,566,806	6,530,541	6,599,640	2.55
Total Miscellaneous Services		44,984,355	45,214,596	17.46
National Security
Scitor Corporation, Term Loan* L+ 3.50%, 1.50% L Floor, 2/15/2017	6,639,773	6,632,465	6,540,176	2.53
Sirius Computer Solutions (SCS Holdings I Inc.), Term Loan* L+ 5.75%, 1.25% L Floor, 12/7/2018	3,007,692	2,984,279	3,028,375	1.17
Total National Security		9,616,744	9,568,551	3.70
Oil & Gas
Varel International Energy Funding Corp., Term Loan* L+ 7.75%, 1.50% L Floor, 7/17/2017	7,650,000	7,538,314	7,707,375	2.98
Total Oil & Gas		7,538,314	7,707,375	2.98
Printing & Publishing
Penn Foster, Inc., Term Loan* Base Rate+ 5.00%**, 3/31/2015	1,067,173	1,067,173	1,013,815	0.39
Playboy Enterprises, Inc., Term Loan* L+ 6.00%, 1.25% L Floor, 3/6/2017	6,050,741	6,030,846	6,020,488	2.33
Total Printing & Publishing		7,098,019	7,034,303	2.72
Restaurants
BMP/Pennant Holdings, LLC, Term Loan A* L+ 4.75%, 6/27/2014	6,056,135	5,860,258	5,753,666	2.22
BMP/Pennant Holdings, LLC, Term Loan B L+ 10.00%, 6/27/2014	1,853,733	1,568,297	1,420,549	0.55
Total Restaurants		7,428,555	7,174,215	2.77
Specialty Services
SI Organization, Inc. (The), New Tranche B Term Loan* L+ 4.25%, 1.25% L Floor, 11/22/2016	4,835,033	4,804,373	4,723,247	1.82
Vistronix, LLC, Term Loan* L+ 7.50%, 1.00% L Floor, 12/4/2018	10,368,750	10,270,743	10,270,686	3.97
Vistronix, LLC, Revolver* L+ 7.50%, 1.00% L Floor, 12/4/2018	131,250	130,054	130,009	0.05
Total Specialty Services		15,205,170	15,123,942	5.84

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

March 31, 2014 (unaudited)

Security Description	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Debt Investments (continued)
Transportation Services
EZE Trucking, LLC, Term Loan* L+ 9.75%, 7/31/2018	10,387,500	$10,162,513	$10,162,371	3.93%
Fleetgistics Holdings, Inc., Term Loan* L+ 5.88%, 2.00% L Floor, 3/23/2015	1,595,213	1,596,133	1,435,691	0.55
MXD Group, Inc. (fka Exel Direct Inc.), Term Loan* L+ 11.00%, 1.00% L Floor, 5/31/2018	13,737,500	13,505,816	13,737,500	5.30
Ozburn-Hessey Holding Company LLC, Term Loan B* L+ 5.50%, 1.25% L Floor, 5/23/2019	6,451,250	6,395,954	6,466,794	2.50
Raymond Express International, LLC, Term Loan* L+ 7.75%, 1.75% L Floor, 2/28/2018	4,409,568	4,374,247	4,475,711	1.73
Stafford Logistics, Inc., Term Loan* L+ 5.50%, 1.25% L Floor, 6/26/2019	3,824,166	3,788,222	3,824,166	1.48
Total Transportation Services		39,822,885	40,102,233	15.49
Wholesale Durable Goods
Howard Berger Co. LLC, Term A Loan* L+ 5.75%, 1.25% L Floor, 8/3/2017	1,871,199	1,852,465	1,777,639	0.69
Total Wholesale Durable Goods		1,852,465	1,777,639	0.69
Total Debt Investments		$428,328,242	$429,246,225	165.80%
Financial Assets
Consumer Finance Services
GLC Trust 2013-2 Consumer Loan Portfolio(1)(4)	24,117,480	$24,117,480	$24,238,544	9.36%
Total Consumer Finance Services		24,117,480	24,238,544	9.36
Total Financial Assets		$24,117,480	$24,238,544	9.36%
Total Non-Control/Non-Affiliate Investments		$454,590,644	$455,482,703	175.94%
Unfunded Obligations
Communications
HC Cable OpCo, LLC, Revolver 0.50%, 7/17/2018	489,362	$(7,354)	$8,411	—%
Total Communications		(7,354)	8,411	—
Miscellaneous Manufacturing
Valterra Products Holdings, LLC, Revolver 0.50%, 5/31/2018	972,918	(16,208)	21,118	0.01
Total Miscellaneous Manufacturing		(16,208)	21,118	0.01
Miscellaneous Retail
PD Products, LLC, Revolver(2) 0.50%, 10/4/2018	1,361,719	(24,565)	(150)	—
Total Miscellaneous Retail		(24,565)	(150)	—

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

March 31, 2014 (unaudited)

Security Description	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Miscellaneous Services
Global Traffic Technologies, LLC, Revolver(2) 0.60%, 6/30/2015	1,458,439	$(3,174)	$—	—%
Tecta America Corp., Revolver(2) 0.50%, 7/1/2018	6,268,988	(312,643)	(313,449)	(0.13)
Total Miscellaneous Services		(315,817)	(313,449)	(0.13)
Specialty Services
Vistronix, LLC, Revolver*(2) 0.50%, 12/4/2018	743,750	(7,030)	(7,034)	—
Total Specialty Services		(7,030)	(7,034)	—
Transportation Services
EZE Trucking, LLC, CapEx A Loan(2) 0.50%, 7/31/2018	1,400,000	(30,323)	(30,342)	(0.01)
Raymond Express International, LLC, Revolver 0.50%, 2/28/2018	537,752	(4,307)	8,066	0.00
Total Transportation Services		(34,630)	(22,276)	(0.01)
Total Unfunded Obligations		$(405,604)	$(313,380)	(0.13)%
Total Investments – United States		$454,185,039	$455,169,323	175.81%

*	Denotes that all or a portion of the loan secures the loans under the CLO (see Note 7).
**	All references to an alternate base rate are based on the Prime Rate.
L	London Interbank Offered Rate.
(1)	GLC Trust 2013-2 includes 2,291 small balance consumer loans with an average par of $11,495, a weighted average adjusted rate of 16.2% and a weighted average maturity of 10/28/2017. As of March 31, 2014, the Company had an outstanding commitment to purchase an additional $227,250 of loans.
(2)	The negative fair value is the result of the unfunded commitment being valued below par. These amounts may or may not be funded to the borrowing party now or in the future.
(3)	Investment is currently in maturity default.
(4)	Not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company's total assets.
(5)	Coupon is payable in cash and/or payment-in-kind or PIK.

All debt investments were income-producing as of March 31, 2014. Common equity and preferred equity investments are non-income-producing unless otherwise noted.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2013

Security Description	Par/Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments – United States
Common Equity
Health Services
Juniper TGX Investment Partners, LLC, Common	670,624	$670,623	$670,623	0.26%
Total Health Services		670,623	670,623	0.26
Miscellaneous Manufacturing
Valterra Products Holdings, LLC, Common Class A	185,847	185,847	253,796	0.10
Valterra Products Holdings, LLC, Common Class B	20,650	20,650	28,200	0.01
Total Miscellaneous Manufacturing		206,497	281,996	0.11
Miscellaneous Retail
Provo Craft Holdings, LLC, Common	101	—	77	—
Total Miscellaneous Retail		—	77	—
Transportation Services
EZE Trucking, LLC, Common	2,678	267,801	—	—
Total Transportation Services		267,801	—	—
Total Common Equity		$1,144,921	$952,696	0.37%
Preferred Equity
Consumer Finance Services
Prosper Marketplace, Series B Preferred Stock	1,000,000	$1,000,000	$1,000,000	0.39%
Total Consumer Finance Services		1,000,000	1,000,000	0.39
Total Preferred Equity		$1,000,000	$1,000,000	0.39%
Debt Investments
Apparel Products
Joe’s Jeans Inc., Term Loan* Libor (“L”) + 10.75%, 1.25% L Floor, 9/30/2018	10,500,000	$10,300,696	$10,300,581	4.05%
Totes Isotoner Corporation, Delayed Draw Term Loan* L+ 5.75%, 1.50% L Floor, 7/7/2017	400,403	400,403	401,155	0.16
Totes Isotoner Corporation, Initial Term Loan (First Lien)* L+ 5.75%, 1.50% L Floor, 7/7/2017	4,817,673	4,770,707	4,826,731	1.90
Total Apparel Products		15,471,806	15,528,467	6.11
Automotive
BBB Industries LLC, Term Loan* L+ 4.25%, 1.25% L Floor, 3/27/2019	4,908,750	4,865,936	4,908,750	1.93
CTC Casting Technologies, Inc. (Compass), Term Loan* L+ 8.00%, 1.00% L Floor, 11/27/2016	7,631,064	7,574,576	7,574,523	2.98
Penda Corporation, Term Loan L+ 14.00%, 1/26/2019	7,213,936	7,081,475	7,080,998	2.79
Total Automotive		19,521,987	19,564,271	7.70

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2013

Security Description	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Debt Investments (continued)
Broadcasting & Entertainment
KXLA TV 44, Inc., Term Loan* L+ 9.50%, 2.00% L Floor, 3/31/2016	8,308,905	$8,370,788	$8,308,905	3.27%
Sesac Holdco II, LLC, Term Loan (First Lien)* L+ 4.00%, 1.00% L Floor, 2/7/2019	990,000	981,582	993,713	0.39
Sesac Holdco II, LLC, Term Loan (Second Lien)* L+ 8.75%, 1.25% L Floor, 7/12/2019	5,250,000	5,387,088	5,355,000	2.11
Total Broadcasting & Entertainment		14,739,458	14,657,618	5.77
Chemicals
Arclin US Holdings Inc., Second Lien Term Loan* L+ 6.00%, 1.75% L Floor, 1/15/2015	2,598,597	2,565,212	2,598,597	1.02
Total Chemicals		2,565,212	2,598,597	1.02
Communications
Aspect Software, Inc., Tranche B Term Loan* L+ 5.25%, 1.75% L Floor, 5/7/2016	7,732,307	$7,711,983	$7,746,844	3.05%
ConvergeOne Holdings Corp, Term Loan* L+ 8.00%, 1.25% L Floor, 5/8/2019	11,248,571	11,098,514	11,103,240	4.37
HC Cable OpCo, LLC, Term Loan L+ 8.50%, 1.00% L Floor, 7/17/2018	10,983,112	10,808,591	10,808,486	4.26
Northland Cable Television, Inc., Term Loan* L+ 6.00%, 1.75% L Floor, 12/30/2016	2,821,848	2,735,409	2,821,848	1.11
Sirva Worldwide, Loan* L+ 6.25%, 1.25% L Floor, 3/27/2019	4,962,500	4,876,131	5,061,750	1.99
U.S. Telepacific Corp., Term Loan* L+ 4.50%, 1.25% L Floor, 2/23/2017	2,926,005	2,923,286	2,927,468	1.15
Total Communications		40,153,914	40,469,636	15.93
Consumer Finance Services
PlanMember Financial Corporation, Term Loan* L+ 8.50%, 1.50% L Floor, 2/14/2018	1,477,500	1,445,451	1,477,500	0.58
Total Consumer Finance Services		1,445,451	1,477,500	0.58
Electrical Equipment
Roberts-Gordon LLC, Term Loan* L+ 10.00%, 2.00% L Floor, 4/20/2016	9,440,983	9,419,121	9,469,436	3.73
Syncsort Incorporated, Term Loan* Base Rate+ 4.25%**, 3/31/2015	3,128,670	3,109,864	3,128,670	1.23
Total Electrical Equipment		12,528,985	12,598,106	4.96
Food Stores – Retail
Apple & Eve, LLC, Term Loan* L+ 12.50%, 1.25% L Floor, 12/11/2017	8,775,541	8,706,337	8,858,488	3.49
Sagittarius Restaurants LLC (Del Taco), Initial Term Loan* L+ 5.00%, 1.25% L Floor, 10/1/2018	4,642,857	4,602,863	4,642,857	1.83
Sailormen Inc. (Interfoods of America), Term Loan L+ 4.00%, 2.25% L Floor, 6/30/2017	4,212,681	3,438,365	3,412,271	1.34
Sqwincher Corporation (The), Term Loan* L+ 10.00%, 1.50% L Floor, 8/3/2016	6,773,900	6,708,178	6,813,801	2.68
Total Food Stores – Retail		23,455,743	23,727,417	9.34

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2013

Security Description	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Debt Investments (continued)
Health Services
Ellman International, Inc., Term Loan L+ 7.50%, 1.50% L Floor, 2/28/2014	3,256,914	$3,244,920	$3,244,714	1.27%
Ellman International, Inc., Revolver Base Rate + 6.50%**, 2/28/2014	794,219	810,730	810,608	0.32
eResearchTechnology, Inc., Term Loan* L+ 4.75%, 1.25% L Floor, 5/2/2018	6,435,000	6,407,882	6,443,044	2.54
Virtual Radiologic Corporation, Term Loan B* L+ 5.50%, 1.75% L Floor, 12/22/2016	4,875,000	4,848,997	2,754,375	1.08
SCG Capital Corporation (Radiation Therapy), Term Loan L+ 12.00%, 3/1/2017	3,227,737	3,227,737	3,227,737	1.27
Theragenics Corporation, Term Loan* L+ 10.25%, 1.25% L Floor, 10/29/2018	9,938,040	9,735,411	9,746,137	3.84
Walnut Hill Physicians’ Hospital, Construction Loan 12.50%, 3/31/2014	9,798,642	9,798,642	9,798,642	3.86
Total Health Services		38,074,319	36,025,257	14.18
Hotels and Motels
Buffalo Thunder Inc., Term Loan* L+ 3.00%, 1/1/2014	280,105	280,105	280,105	0.11
Total Hotels and Motels		280,105	280,105	0.11
Insurance Agents
Affirmative Insurance Holdings, Inc., Term Loan* L+ 7.25%, 1.25% L Floor, 3/30/2016	7,041,537	6,717,183	6,689,460	2.63
Worley Claims Services, LLC, Term Loan* L+ 11.00%, 1.50% L Floor, 7/6/2017	6,506,431	6,415,070	6,669,923	2.63
Total Insurance Agents		13,132,253	13,359,383	5.26
Machinery
Paladin Brands Holding, Inc. (IES), Initial Loan L+ 5.50%, 1.25% L Floor, 8/16/2019	797,000	797,000	790,026	0.31
Total Machinery		797,000	790,026	0.31
Metal Mining
Metal Services LLC (Phoenix), New Term Loans* L+ 5.00%, 1.00% L Floor, 6/30/2017	3,477,728	3,477,728	3,500,333	1.38
Total Metal Mining		3,477,728	3,500,333	1.38
Miscellaneous Manufacturing
Arctic Glacier USA, Inc., Term Loan (First Lien)* L+ 4.75%, 1.25% L Floor, 5/10/2019	4,701,375	$4,680,410	$4,713,128	1.85%
Alpha Packaging Holdings, Inc., Tranche B Term Loan* L+ 4.50%, 1.25% L Floor, 9/17/2016	3,144,375	3,099,606	3,081,488	1.21
Anchor Hocking, LLC (EveryWare Global), Term Loan L+ 6.25%, 1.25% L Floor, 5/21/2020	6,965,000	6,902,191	7,069,475	2.78

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2013

Security Description	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Debt Investments (continued)
AP Gaming Holdings, LLC, Term Loan B* L+ 8.25%, 1.00% L Floor, 12/20/2020	5,000,000	$4,850,821	$4,875,000	1.92%
Axia Acquisition Corporation, Term Loan A L+ 9.00%, 2.00% L Floor, 3/12/2016	903,851	852,578	903,851	0.36
Expera Specialty Solutions, LLC, Term Loan* L+ 6.25%, 1.25% L Floor, 12/26/2018	6,965,000	6,839,118	7,034,650	2.77
Kranos Acquisition Corp., Term Loan* L+ 11.00%, 1.00% L Floor, 6/15/2017	10,000,000	9,930,942	10,145,479	3.99
Nursery Supplies, Inc., Term Loan* L+ 7.50%, 1.00% L Floor, 6/13/2018	11,356,250	11,305,750	11,520,838	4.53
Ranpak Corp., Second Lien Term Loan* L+ 7.25%, 1.25% L Floor, 4/23/2020	1,000,000	991,035	1,025,000	0.40
Valterra Products Holdings, LLC, Term Loan* L+ 9.00%, 1.00% L Floor, 5/31/2018	8,681,802	8,528,610	8,891,639	3.50
Total Miscellaneous Manufacturing		57,981,061	59,260,548	23.31
Miscellaneous Retail
PD Products, LLC, Term Loan* L+ 10.50%, 1.50% L Floor, 10/4/2018	10,500,000	10,300,235	10,300,120	4.05
PD Products, LLC, Revolver* L+ 10.50%, 1.50% L Floor, 10/4/2018	278,906	274,926	274,909	0.11
PSP Group, LLC, Term Loan* L+ 4.75%, 1.50% L Floor, 9/13/2016	4,410,206	4,378,877	4,388,155	1.73
Total Miscellaneous Retail		14,954,038	14,963,184	5.89
Miscellaneous Services
Attachmate Corporation, Second Lien Term Loan* L+ 9.50%, 1.50% L Floor, 11/22/2018	9,865,221	$9,823,489	$9,618,590	3.79%
Global Traffic Technologies, LLC, Term Loan A* L+ 5.25%, 1.25% L Floor, 6/30/2015	2,962,584	2,933,395	2,962,584	1.17
Global Traffic Technologies, LLC, Term Loan B* L+ 5.25%, 1.25% L Floor, 6/30/2015	3,560,206	3,544,534	3,560,206	1.40
NAP Asset Holdings Ltd., Canadian Term Loan* L+ 7.00%, 1.00% L Floor, 3/22/2018	2,888,094	2,863,437	2,888,094	1.14
NAP Asset Holdings Ltd., Term Loan* L+ 7.00%, 1.00% L Floor, 3/22/2018	6,463,830	6,408,645	6,463,830	2.54
Sprint Industrial Holdings, LLC, Term Loan (First Lien)* L+ 5.75%, 1.25% L Floor, 5/14/2019	5,970,000	5,916,719	6,014,775	2.37
Vision Solutions, Inc., Term Loan (First Lien)* L+ 4.50%, 1.50% L Floor, 7/23/2016	7,181,084	7,138,126	7,181,084	2.82
Total Miscellaneous Services		38,628,345	38,689,163	15.23
National Security
Scitor Corporation, Term Loan* L+ 3.50%, 1.50% L Floor, 2/15/2017	6,639,773	6,631,840	6,531,876	2.57
Sirius Computer Solutions (SCS Holdings I Inc.), Term Loan* L+ 5.75%, 1.25% L Floor, 12/7/2018	3,238,462	3,211,926	3,268,717	1.29
Total National Security		9,843,766	9,800,593	3.86

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2013

Security Description	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Debt Investments (continued)
Oil & Gas
Varel International Energy Funding Corp., Term Loan* L+ 7.75%, 1.50% L Floor, 7/17/2017	7,760,000	$7,638,232	$7,876,400	3.10%
Total Oil & Gas		7,638,232	7,876,400	3.10
Printing & Publishing
Penn Foster, Inc., Term Loan* Base Rate+ 5.00%**, 3/31/2015	1,111,639	1,111,639	978,242	0.39
Playboy Enterprises, Inc., Term Loan* L+ 6.00%, 1.25% L Floor, 3/6/2017	6,050,741	6,029,173	5,929,727	2.33
Total Printing & Publishing		7,140,812	6,907,969	2.72
Restaurants
BMP/Pennant Holdings, LLC, Term Loan A* L+ 4.00% Cash, L+ 3.00% PIK, 6/27/2014	2,741,812	2,666,385	2,604,722	1.03
BMP/Pennant Holdings, LLC, Term Loan B L+ 6.00% Cash, L+ 5.00% PIK, 6/27/2014	614,445	598,423	460,834	0.18
Total Restaurants		3,264,808	3,065,556	1.21
Specialty Services
Vistronix, LLC, Term Loan* L+ 7.50%, 1.00% L Floor, 12/4/2018	10,446,364	$10,342,421	$10,342,363	4.07%
SI Organization, Inc. (The), New Tranche B Term Loan* L+ 4.25%, 1.25% L Floor, 11/22/2016	4,847,243	4,813,693	4,750,297	1.86
Total Specialty Services		15,156,114	15,092,660	5.93
Textile Products
Universal Fiber Systems, LLC, Term Loan* L+ 5.75%, 1.75% L Floor, 6/26/2015	3,875,000	3,862,146	3,875,000	1.53
Total Textile Products		3,862,146	3,875,000	1.53
Transportation Services
EZE Trucking, LLC, Term Loan* L+ 9.75%, 7/31/2018	10,425,000	10,186,355	10,186,213	4.02
Fleetgistics Holdings, Inc., Term Loan* L+ 5.88%, 2.00% L Floor, 3/23/2015	1,640,359	1,641,545	1,600,990	0.63
MXD Group, Inc. (fka Exel Direct Inc.), Term Loan* L+ 11.00%, 1.00% L Floor, 5/31/2018	13,912,500	13,664,020	13,666,860	5.38
Ozburn-Hessey Holding Company LLC, Term Loan B* L+ 5.50%, 1.25% L Floor, 5/23/2019	6,467,500	6,409,408	6,483,103	2.55
Raymond Express International, LLC, Term Loan* L+ 7.75%, 1.75% L Floor, 2/28/2018	4,463,343	4,425,340	4,530,293	1.78
Stafford Logistics, Inc., Term Loan* L+ 5.50%, 1.25% L Floor, 6/26/2019	3,833,799	3,797,026	3,833,799	1.51
State Class Tankers II LLC, Term Loan L+ 5.50%, 1.25% L Floor, 6/20/2020	5,000,000	5,001,911	5,075,000	2.00
Total Transportation Services		45,125,605	45,376,258	17.87

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2013

Security Description	Par/Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Debt Investments (continued)
Wholesale Durable Goods
Howard Berger Co. LLC, Term A Loan* L+ 5.75%, 1.25% L Floor, 8/3/2017	1,875,961	$1,855,793	$1,782,163	0.70%
Total Wholesale Durable Goods		1,855,793	1,782,163	0.70
Total Debt Investments		$391,094,681	$391,226,210	154.00%
Financial Assets
Consumer Finance Services
GLC Trust 2013-2 Consumer Loan Pool(1)	16,698,585	$16,698,585	$16,888,126	6.65%
Total Consumer Finance Services		16,698,585	16,888,126	6.65
Total Financial Assets		$16,698,585	$16,888,126	6.65%
Total Non-Control/Non-Affiliate Investments		$409,938,187	$410,107,032	$161.41%
Unfunded Obligations
Communications
HC Cable OpCo, LLC, Revolver(2) 0.50%, 7/17/2018	489,362	(7,776)	(7,781)	—
Total Communications		(7,776)	(7,781)	—
Health Services
Ellman International, Inc., Revolver(2) 0.50%, 2/28/2014	1,191,328	(23,823)	(23,827)	(0.01)
Total Health Services		(23,823)	(23,827)	(0.01)
Miscellaneous Manufacturing
CTC Casting Technologies, Inc. (Compass), Delayed Draw Term Loan*(2) 0.00%, 11/27/2016	265,049	(1,962)	(1,964)	—
Valterra Products Holdings, LLC, Revolver(2) 0.50%, 5/31/2018	1,588,437	(28,028)	38,392	0.01
Total Miscellaneous Manufacturing		(29,990)	36,428	0.01
Miscellaneous Retail
PD Products, LLC, Revolver(2) 0.50%, 10/4/2018	1,361,719	(27,233)	(27,234)	(0.01)
Total Miscellaneous Retail		(27,233)	(27,234)	(0.01)
Miscellaneous Services
Global Traffic Technologies, LLC, Revolver(2) 0.50%, 6/30/2015	1,458,439	(6,420)	—	—
Total Miscellaneous Services		(6,420)	—	—
Specialty Services
Vistronix, LLC, Revolver*(2) 0.50%, 12/4/2018	870,530	(8,662)	(8,667)	—
Total Specialty Services		(8,662)	(8,667)	—

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2013

Security Description	Par/Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Unfunded Obligations (continued)
Transportation Services
EZE Trucking, LLC, CapEx A Loan(2) 0.60%, 7/31/2018	1,400,000	$(32,048)	$(32,067)	(0.01)%
Raymond Express International, LLC, Revolver(2) 0.50%, 2/28/2018	537,752	(4,579)	8,066	—
Total Transportation Services		(36,627)	(24,001)	(0.01)
Total Unfunded Obligations		$(140,531)	$(55,082)	(0.02)%
Common Equity
Oil & Gas
Anchor Drilling Fluids USA, Inc., Common	959	2,038,456	2,137,779	0.84%
Total Oil & Gas		2,038,456	2,137,779	0.84
Total Common Equity		2,038,456	2,137,779	0.84%
Preferred Equity
Oil & Gas
Anchor Drilling Fluids USA, Inc., Preferred, 10.00% PIK	1,723	$2,721,574	$4,453,182	1.75%
Total Oil & Gas		2,721,574	4,453,182	1.75
Total Preferred Equity		$2,721,574	$4,453,182	1.75%
Debt Investments
Oil & Gas
Anchor Drilling Fluids USA, Inc., Term Loan B L+ 9.25%, 2.00% L Floor, 3/5/2014	12,438,568	$12,430,765	$12,438,568	4.90%
Total Oil & Gas		12,430,765	12,438,568	4.90
Total Debt Investments		$12,430,765	$12,438,568	4.90%
Total Affiliate Investments		$17,190,795	$19,029,529	7.49%
Total Investments – United States		$426,988,451	$429,081,479	168.88%

*	Denotes that all or a portion of the loan secures the loans under the $350.0 million collateralized loan obligation completed on September 25, 2013 (the “CLO”).
**	Reference to an alternate base rate is commonly based on the Prime Rate.
(1)	GLC Trust 2013-2 includes 1,609 small balance consumer loans with an average par of $10,408, a weighted average adjusted rate of 16.8% and a weighted average maturity of 9/23/2017. As of December 31, 2013, the Company had an outstanding commitment to purchase an additional $524,000 of loans. See Note 4 for additional information.
(2)	The negative fair value is the result of the unfunded commitment being valued below par. These amounts may or may not be funded to the borrowing party now or in the future.

All debt and preferred equity investments were income-producing as of December 31, 2013. Common equity investments are non-income-producing unless otherwise noted.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

For the three months ended March 31, 2014 and March 31, 2013

	Three months ended March 31, 2014	Three months ended March 31, 2013
Investment income
Interest income
Non-Control/Non-Affiliate investments	$10,434,078	$5,473,093
Affiliate Investments	462,080	—
Dividend income
Affiliate Investments	385,765	—
Total investment income	11,281,923	5,473,093
Expenses
Interest	1,748,523	1,383,574
Management fee	1,957,781	1,031,371
Incentive fee	3,606,333	—
Professional fees	399,558	257,314
Directors' fees	93,205	73,156
Administrator expenses	205,235	149,839
Other expenses	382,712	112,067
Total expenses	8,393,347	3,007,321
Base management fee waived	—	(438,620)
Directors' fees waived	—	(34,426)
Administrator expenses waived	—	(101,197)
Net expenses	8,393,347	2,433,078
Net investment income	2,888,576	3,040,015
Realized and unrealized gain/(loss) on investments
Net realized gain/(loss) from investments
Non-Control/Non-Affiliate investments	770,621	(5,936,417)
Affiliate investments	8,126,034	—
Net change in unrealized gain/(loss) from investments
Non-Control/Non-Affiliate investments	729,990	6,172,667
Affiliate investments	(1,838,734)	—
Net realized and unrealized gain/(loss) on investments	7,787,911	236,250
Net increase in net assets resulting from operations	10,676,487	$3,276,265
Net investment income per common share	$0.17	$0.29
Net increase in net assets resulting from operations per common share	$0.64	$0.31
Basic weighted average common shares outstanding	16,758,779	10,498,544
Dividends and distributions declared per common share(1)	$0.35	$1.18

(1)	Calculated using basic weighted average common shares outstanding.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets/Members’ Capital (unaudited)

For the three months ended March 31, 2014 and March 31, 2013

	March 31, 2014	March 31, 2013
Increase in net assets from operations:
Net investment income	$2,888,576	$3,040,015
Net realized gain/(loss) from investments	8,896,655	(5,936,417)
Net change in unrealized appreciation/(depreciation) on investments	(1,108,744)	6,172,667
Net increase in net assets/members' capital from operations:	10,676,487	3,276,265
Dividends and distributions to stockholders:
Return of capital – Distributions-in-kind(1)	—	(9,991,329)
Distributions to stockholders(2)	(5,865,573)	(2,400,000)
Total dividends and distributions to stockholders	(5,865,573)	(12,391,329)
Total increase/(decrease) in net assets	4,810,914	(9,115,064)
Net assets at beginning of period	254,080,598	173,669,492
Net assets at end of period	$258,891,512	$164,554,428
Undistributed net investment income included in net assets	$(2,976,997)	$—
Net asset value per common share	$15.45	$15.67
Common shares outstanding at end of period	16,758,779	10,498,544

(1)	Distributions-in-kind were made to only those investors who held shares of the Company’s common stock prior to the IPO.
(2)	Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

For the three months ended March 31, 2014 and March 31, 2013

	March 31, 2014	March 31, 2013
Cash flows from operating activities
Net increase in net assets resulting from operations	$10,676,487	$3,276,265
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net accretion of discounts on investments	(503,310)	(313,378)
Net realized (gain)/loss from investments	(8,896,655)	5,936,417
Amortization of discount on senior secured notes payable	17,019	—
Amortization of deferred debt issuance costs	169,525	171,929
Net change in unrealized (appreciation)/depreciation on investments	1,108,744	(6,172,667)
Paid-in-kind interest	(133,960)	—
Purchases of investments	(109,846,942)	(92,457,589)
Paydowns of investments	67,607,521	23,658,902
Sales of investments	24,576,759	944,271
Changes in operating assets and liabilities:
Decrease in cash and cash equivalents, restricted	15,537,117	37,603,497
Decrease in due from counterparties	3,021,980	—
Increase in accrued interest receivable	(117,528)	(441,132)
Increase in deferred offering costs	(60,348)	(653,838)
Decrease in other assets	73,718	(42,778)
Increase in due to counterparties	10,475,846	17,455,250
Increase (decrease) in payables to affiliates	1,484,989	(39,660)
(Decrease) increase in interest payable on notes payable	(875,185)	46,179
(Decrease) increase in accrued expenses and other payables	(135,040)	574,717
Net cash (used in) provided by operating activities	14,180,737	(10,453,615)
Cash flows from financing activities
Distributions paid to stockholders	(5,865,573)	(2,400,000)
Proceeds from GLC Trust 2013-2 revolving note	4,423,350	—
Proceeds from borrowing on revolving note	—	5,000,000
Net cash provided by (used in) financing activities	(1,442,223)	2,600,000
Net (decrease) increase in cash and cash equivalents	12,738,514	(7,853,615)
Cash and cash equivalents at beginning of period	13,664,583	21,680,791
Cash and cash equivalents at end of period	$26,403,097	$13,827,176
Supplemental disclosure of cash flow information
Cash paid for interest expense	$2,649,178	$1,165,464

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

1. Organization

Garrison Capital Inc. (“GARS” and, collectively with its subsidiaries, the “Company”, “we” or “our”) is a Delaware corporation and is an externally managed, closed-end, non-diversified management investment company. GARS has filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, GARS has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for the period beginning October 9, 2012 and intends to qualify annually thereafter.

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

GARS priced its initial public offering (“IPO”) on March 26, 2013, which closed on April 2, 2013, selling 6,133,334 shares, including 800,000 shares issued pursuant to the underwriters’ over-allotment option, at a public offering price of $15.00 per share. Concurrent with the closing of the IPO, the Company’s directors, officers, employees and an affiliate of Garrison Capital Advisers LLC, a Delaware limited liability company (the “Investment Adviser”), purchased an additional 126,901 shares through a private placement transaction (the “Concurrent Private Placement”) exempt from registration under the Securities Act of 1933, as amended, at a price of $15.00 per share. The Company’s shares trade on the NASDAQ Global Select Market, or NASDAQ, under the symbol “GARS”.

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

The Company’s business and affairs are managed and controlled by the Company’s board of directors (the “Board”), of which a majority of the members are independent of the Company, and the Investment Adviser and its affiliates.

On April 19, 2012, GARS formed Garrison Funding 2012-1 Manager LLC, a Delaware limited liability company (“GF 2012-1 Manager”). This entity is a wholly owned consolidated subsidiary of GARS created for the purpose of acquiring and holding an investment in Garrison Funding 2012-1 LLC, a Delaware limited liability company (“GF 2012-1”). On September 23, 2013, in anticipation of refinancing the credit facility of GF 2012-1, GF 2012-1 Manager effected a name change to Garrison Funding 2013-2 Manager LLC (“GF 2013-2 Manager”).

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

1. Organization  – (continued)

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

On May 17, 2013, GARS formed GLC Trust 2013-2, a Delaware statutory trust (“GLC Trust 2013-2”). This entity is a wholly owned subsidiary of GARS created for the purpose of investing in a portfolio of small balance consumer loans. GLC Trust 2013-2 is 100% owned by GARS. GLC Trust 2013-2 has entered into agreements with Prosper Funding LLC, US Bank, N.A. and M&T Bank to act as servicer, trustee and custodian, respectively, for GLC Trust 2013-2. GLC Trust 2013-2 closed on a $10.0 million revolving facility with Capital One Bank, N.A. on December 6, 2013. The revolving facility includes an accordion feature, such that GLC Trust 2013-2 will be permitted to increase the total commitment up to $15.0 million under the terms of the loan agreement. GARS exercised this option on December 20, 2013.

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

On the Refinancing Date, GF 2013-2 completed a $350.0 million collateralized loan obligation (the “CLO”) through a private placement, the proceeds of which were utilized, along with cash on hand, to refinance the existing Credit Facility (see Note 7). Immediately following the completion of the CLO, GF 2013-2 Manager owned 100% of the Subordinated Notes (as defined below). GF 2013-2 Manager serves as collateral manager to GF 2013-2 and has entered into a sub-collateral management agreement with the Investment Adviser.

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

American Stock Transfer & Trust Company, LLC (“AST”) serves as the transfer and dividend paying agent and registrar.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

1. Organization  – (continued)

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

GARS entered into an investment advisory agreement with the Investment Adviser, which was effective as of October 9, 2012 and subsequently amended and restated on March 26, 2013 (the “Investment Advisory Agreement”). The Investment Adviser is responsible for sourcing potential investments, conducting research and diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis subject to the supervision of the Board. The Investment Adviser was organized in November 2010 and is a registered Investment Adviser under the Investment Advisers Act of 1940, as amended. The Investment Adviser is an affiliate of Garrison Investment Group LP, which is also the investment manager of various stockholders of the Company.

2. Significant Accounting Policies and Recent Updates

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for financial information and pursuant to the requirements for reporting on Form 10-K, Form 10-Q and Article 6 or 10 of Regulation S-X, as appropriate. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The accounts of the subsidiaries are prepared for the same reporting period as the Company using consistent accounting policies. Certain reclassifications have been made for previous periods in order to conform to the current period’s presentation.

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

GF 2013-2 Manager owns a 100% interest in GF 2013-2, which is an investment company for accounting purposes, and also provides collateral management services solely to GF 2013-2. As such, GARS has consolidated the accounts of these entities into these financial statements. As a result of this consolidation, the amounts outstanding under the CLO are treated as the Company’s indebtedness.

The GARS Equity Holdings Entities, Walnut Hill II LLC and GLC Trust 2013-2 are 100% owned investment companies for accounting purposes. As such, GARS has consolidated the accounts of these entities into these financial statements. As a result of this consolidation, the amount outstanding under the GLC Trust 2013-2 Revolver is treated as the Company’s indebtedness.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

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

As of March 31, 2014, $455,169,323 of the Company’s investments were Non-Control/Non-Affiliate investments and $0 were Affiliate investments, and as of December 31, 2013, $410,051,950 of the Company’s investments were Non-Control/Non-Affiliate investments and $19,029,529 were Affiliate investments.

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

Cash and Cash Equivalents

The Company defines cash equivalents as highly liquid financial instruments with original maturities of three months or less including those held in overnight sweep bank deposit accounts. At March 31, 2014 and December 31, 2013, cash held in designated bank accounts with its custodian was $25,247,475 and $11,277,605, respectively. At March 31, 2014 and December 31, 2013, cash held in designated bank accounts with other major financial institutions was $1,155,622 and $2,386,978, respectively. At times, these balances may exceed federally insured limits and this potentially subjects the Company to a concentration of credit risk. The Company believes it is not exposed to any significant credit risk associated with its cash custodian. At March 31, 2014, there were no cash equivalents.

Cash and Cash Equivalents, Restricted

Cash and cash equivalents, restricted at March 31, 2014 and December 31, 2013 included cash of $11,454,313 and $27,351,608, respectively, held by GF 2013-2 in designated bank accounts with its Custodian. GF 2013-2 is required to use a portion of these amounts to pay interest expense, reduce borrowings at the end of the investment period and to pay other amounts in accordance with the terms of the indenture of the CLO. Funds held by GF 2013-2 are not available for general use by the Company. Cash and cash equivalents, restricted at March 31, 2014 and December 31, 2013 also included cash of $973,077 and $612,899, respectively, held by GLC Trust 2013-2 in designated restricted bank accounts. GLC Trust 2013-2 is required to use a portion of these amounts to make principal payments and pay interest expense in accordance with the terms of the credit agreement of the GLC Trust 2013-2 Revolver.

There were no cash equivalents, restricted held as of March 31, 2014 and December 31, 2013.

Investment Transactions and Related Investment Income and Expense

The Company records its investment transactions on a trade date basis, which is the date when management has determined that all material legal terms have been contractually defined for the transactions. These transactions could possibly settle on a subsequent date depending on the transaction type. All related revenue

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

2. Significant Accounting Policies and Recent Updates  – (continued)

and expenses attributable to these transactions are reflected on the consolidated statements of operations commencing on the trade date unless otherwise specified by the transaction documents. Realized gains and losses on investment transactions are recorded using the specific-identification method.

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

The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. As of March 31, 2014, the Company had recognized $96,047 in charge offs in realized losses from investments for consumer loans held by GLC Trust 2013-2, and no investments were placed on non-accrual status.

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

Amendment fees are paid in connection with loan amendments and waivers and are recognized upon completion of the amendments or waivers, generally when such fees are receivable. Any such fees are

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

2. Significant Accounting Policies and Recent Updates  – (continued)

included in interest income on the consolidated statements of operations. For the three months ended March 31, 2014 and March 31, 2013, other income in the amount of $335,998 and $24,067, respectively, was included in interest income.

Valuation of Investments

The Company values its investments in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value.

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

March 31, 2014

2. Significant Accounting Policies and Recent Updates  – (continued)

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

Offering Costs

Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of the IPO as discussed in Note 1 and are charged against proceeds from the offering when received. As of March 31, 2014, $60,348 of expenses associated with the shelf registration statement filed on April 3, 2014 (“Registration Statement”) were deferred and included in deferred offering costs. These amounts will be charged against proceeds from the offering when received.

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

The Company adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our stockholders who have not ‘opted out’ of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock acquired by AST through open-market purchases, rather than receiving the cash distribution. As of March 31, 2014, no new shares have been issued to fulfill the dividend reinvestment.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

2. Significant Accounting Policies and Recent Updates  – (continued)

Those stockholders whose shares are held by a broker or other financial intermediary may receive dividends and other distributions in cash by notifying their broker or other financial intermediary of their election.

Earnings and Net Asset Value per Share

The earnings per share, net asset value per share and average shares outstanding calculations for the three months ended March 31, 2014 and March 31, 2013 are based on the assumption that the number of shares issued on the date of the Conversion (10,498,544 shares of common stock) had been issued on January 1, 2012, as adjusted for the Reverse Stock Split.

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

As discussed in Note 1, for tax purposes, GARS elected to be treated as a RIC under Subchapter M of the Code, for the period from the date of the Conversion, beginning October 9, 2012, and intends to qualify each taxable year for such treatment. Such election was made upon the filing of the Company’s first U.S federal corporate income tax return. Accordingly, no provision for federal income tax was made in the financial statements for the three months ended March 31, 2014 or the year ended December 31, 2013.

GARS complies with all RIC qualification provisions contained in the Code including certain source-of-income and asset diversification requirements as well as distribution requirements to our stockholders equal to at least 90.0% of “investment company taxable income”. “Investment company taxable income” is generally defined as net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses. As a RIC, GARS generally does not have to pay corporate-level U.S. federal income taxes on any net ordinary income or net capital gains that it distributes to its stockholders in a timely manner. However, GARS is subject to U.S. federal income taxes at regular corporate tax rates on any net ordinary income or net capital gain not distributed to its stockholders assuming at least 90.0% of its investment company taxable income is distributed at least annually.

GARS may choose to retain its net capital gains or any investment company taxable income, and pay the associated U.S. federal corporate income tax, including a 4% nondeductible U.S. federal excise tax. GARS expects to make sufficient distributions to avoid being subject to any U.S. federal excise tax.

In addition, GARS has certain wholly owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds a portion of one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes in accordance with U.S. GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit GARS to hold certain interests in portfolio companies that are organized as limited liability companies (“LLCs”), or other forms of pass-through entities, and still satisfy the RIC tax requirement that at least 90.0% of a RIC’s gross income for federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to GARS. To the extent that such income did not consist of investment income, it could jeopardize GARS’ ability to qualify as a RIC and therefore cause GARS to incur significant amounts of corporate-level U.S. federal income taxes. Where interests in LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, however, the income from such interests is taxed to the Taxable Subsidiaries and

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

2. Significant Accounting Policies and Recent Updates  – (continued)

does not flow through to GARS, thereby helping GARS preserve its RIC status. The Taxable Subsidiaries are not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies.

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

Taxable income differs from the net increase (decrease) in net assets resulting from operations primarily due to the exclusion of unrealized appreciation (depreciation) on investments from taxable income until they are realized and book-to-tax timing differences related to net capital gain/loss carryforwards.

The following table reconciles net increase in net assets resulting from operations to taxable income from April 1, 2013 to tax year ended December 31, 2013:

Net increase in net assets resulting from operations	$20,214,870
Net change in unrealized appreciation on investments	(9,752,937)
Permanent book-to-tax differences	—
Temporary book-to-tax differences	5,833,349
Taxable income before deductions for distribution	$16,295,282

As of December 31, 2013, the accumulated earnings/(deficit) on a tax basis is:

Undistributed ordinary income	$—
Accumulated capital and other losses	(5,833,349)
Unrealized appreciation/(depreciation)	2,093,028
Total accumulated earnings/(deficit)	$(3,740,321)

The tax character of distributions paid during the tax period from April 1, 2013 to December 31, 2013 was as follows:

Ordinary	$16,295,282
Long-term Capital Gain	—
Return of Capital	1,301,434
Total	$17,596,716

As of December 31, 2013, the federal income tax basis of investments was $426,988,451, resulting in net unrealized gains of $2,093,028.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

2. Significant Accounting Policies and Recent Updates  – (continued)

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of March 31, 2014 and December 31, 2013. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed as of March 31, 2014 and December 31, 2013. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statement of operations.

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

Recent Accounting Pronouncements

In June 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-08, Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements (“ASU 2013-08”), containing new guidance on assessing whether an entity is an investment company, requiring non-controlling ownership interest in investment companies to be measured at fair value and requiring certain additional disclosures. This guidance is effective for annual and interim periods beginning on or after December 15, 2013. ASU 2013-08 did not have a material impact on the Company’s consolidated financial position or disclosures.

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

The Company may invest in assets for which the underlying borrower or companies are experiencing various forms of financial, operational, legal, and/or other distress or impairment, including companies involved in bankruptcy or other reorganization or liquidation proceedings, and those which might become involved in such proceedings. Through investing in these assets, the Company is exposed to credit risk relating to whether

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

3. Investments  – (continued)

the borrower will meet its obligation to pay when it comes due until the investments are sold or mature. Any investment in a distressed company may involve special risks.

The Company’s transactions in Debt Investments are normally secured financings that are collateralized by physical assets and/or the enterprise value of the borrower. This collateral, and the Company’s rights to this collateral, are different depending on the specific transaction and are defined by the legal documents agreed to in the transaction.

The terms of the Debt Investments may require the Company to extend to a borrower additional credit or provide funding for any unfunded portion of such Debt Investments at the request of the borrower. This exposes the Company to potential liabilities that are not reflected on the consolidated statements of financial condition. As of March 31, 2014 and December 31, 2013, the Company had $13,232,927 and $9,162,616 of unfunded obligations with a fair value of $(313,380) and $(55,082), respectively. The negative fair value is the result of the unfunded commitment being valued below par. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2014 and December 31, 2013, respectively, subject to the terms of each loan’s respective credit agreement.

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

The inputs are summarized in three broad hierarchies listed below:

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

March 31, 2014

4. Fair Value of Financial Instruments  – (continued)

Fair value of publicly traded instruments is generally based on quoted market prices. Fair value of non-publicly traded instruments, and of publicly traded instruments for which quoted market prices are not readily available, may be determined based on other relevant factors, including without limitation, bid quotations from unaffiliated market makers or independent third-party pricing services, the price activity of comparable instruments and valuation pricing models.

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

Such factors may be given different weighting depending on management’s assessment of the underlying investment, and management may analyze apparently comparable investments in different ways. The Company has used, and intends to continue to use, independent valuation firms to provide additional corroboration for estimating the fair value of investments. Valuations performed by the independent valuation firms may utilize proprietary models and inputs. The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

All of the Company’s investments (other than cash and cash equivalents) are classified as Level 3 under ASC 820.

The following table summarizes the valuation of the Company’s investments measured at fair value based on the fair value hierarchy detailed above as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014
	Level 1	Level 2	Level 3	Total
Senior Secured(1)	$—	$—	$388,024,194	$388,024,194
Second Lien	—	—	23,794,124	23,794,124
Mezzanine	—	—	7,250,007	7,250,007
Real Estate Loans	—	—	9,864,520	9,864,520
Preferred Equity Investments	—	—	1,000,000	1,000,000
Common Equity Investments	—	—	997,934	997,934
Financial Assets	—	—	24,238,544	24,238,544
	$—	$—	$455,169,323	$455,169,323

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

4. Fair Value of Financial Instruments  – (continued)

	As of December 31, 2013			Total
	Level 1	Level 2	Level 3
Senior Secured(2)	$—	$—	$382,888,163	$382,888,163
Second Lien	—	—	13,680,535	13,680,535
Mezzanine	—	—	7,080,998	7,080,998
Preferred Equity Investments	—	—	5,453,182	5,453,182
Common Equity Investments	—	—	3,090,475	3,090,475
Financial Assets	—	—	16,888,126	16,888,126
	$—	$—	$429,081,479	$429,081,479

(1)	Includes unfunded obligations of $(313,380).
(2)	Includes unfunded obligations of $(55,082).

The net change in unrealized appreciation/(depreciation) for the three months ended March 31, 2014 and March 31, 2013 reported within the net change in unrealized appreciation/(depreciation) on investments in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets was $(1,108,744) and $6,172,667, respectively.

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the three months ended March 31, 2014:

	Three Months Ended March 31, 2014
	Senior Secured Investments	Second Lien Investments	Mezzanine Investments	Real Estate Loan Investments	Preferred Equity Investments	Common Equity Investments	Financial Assets	Total
Fair value, beginning of period	$382,888,163	$13,680,535	$7,080,998	$0	$5,453,182	$3,090,475	$16,888,126	$429,081,479
Transfers into Level 3(1)	—	4,916,653	—		—	—	—	4,916,653
Transfers out of Level 3(1)	(4,916,653)	—	—		—	—	—	(4,916,653)
Total net realized and unrealized gain/(loss) on investments	1,386,275	166,656	126,512	(1,141)	429,434	5,844,699	(164,524)	7,787,911
Total net accretion of discounts on investments	451,857	14,088	6,427	30,939	—	—	—	503,311
Purchases/Issuances	85,910,767	5,022,942	36,070	9,834,722	—	—	9,176,401	109,980,902
Sales	(11,756,903)	—	—		(4,882,616)	(7,937,240)	—	(24,576,759)
Paydowns	(65,939,312)	(6,750)	—		—	—	(1,661,459)	(67,607,521)
Fair value, end of period	$388,024,194	$23,794,124	$7,250,007	9,864,520	$1,000,000	$997,934	$24,238,544	$455,169,323
Net change in unrealized appreciation/(depreciation) on investments in our consolidated statement of operations attributable to our Level 3 assets still held at reporting date	$585,676	$166,656	$126,512	(1,141)	$—	$45,238	$(68,476)	$854,465

(1)	Transfers into or out of Level 1, 2 or 3 are recognized at the reporting date. There were no transfers of investments between levels by the Company for the three months ended March 31, 2014.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

4. Fair Value of Financial Instruments  – (continued)

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
	Senior Secured Investments	Second Lien Investments	Equity Investments	Total
Fair value, beginning of period	$217,225,589	$2,625,596	$254,600	$220,105,785
Transfers into Level 3(1)	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—
Total net realized and unrealized gain/(loss) on investments	289,560	(53,338)	28	236,250
Total net accretion of discounts on investments	304,290	9,088	—	313,378
Purchases/Issuances	82,031,339	10,426,250	—	92,457,589
Sales(2)	(10,534,271)	—	—	(10,534,271)
Paydowns	(23,652,152)	(6,750)	—	(23,658,902)
Fair value, end of period	$265,664,355	$13,000,846	$254,628	$278,919,829
Net change in unrealized appreciation/(depreciation) on investments in our consolidated statement of operations attributable to our Level 3 assets still held at reporting date	$85,405	$(53,337)	$0	$32,068

(1)	Transfers into or out of Level 1, 2 or 3 are recognized at the reporting date. There were no transfers of investments between levels by the Company for the three months ended March 31, 2013.
(2)	Includes $9,590,000 Distribution-in-Kind.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

4. Fair Value of Financial Instruments  – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at March 31, 2014:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2014	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Senior Secured Investments(1)	388,024,194	Comparable yield approach	Market rate(2)	4.4%	29.3%	10.4%
		Market comparable companies	EBITDA multiple	1.9x	11.0x	6.6x
Second Lien Investments	23,794,124	Comparable yield approach	Market rate(2)	6.4%	11.1%	9.3%
		Market comparable companies	EBITDA multiple	5.3x	10.6x	7.3x
Mezzanine Investments	7,250,007	Comparable yield approach	Market rate(2)	14.0%	14.0%	14.0%
		Market comparable companies	EBITDA multiple	6.0x	6.0x	6.0x
Real Estate Loan Investments	9,864,520	Comparable yield approach	Market rate(2)	14.2%	14.2%	14.2%
Equity Investments(3)	1,997,934	Market comparable companies	EBITDA multiple	5.0x	7.0x	5.6x
		Market comparable companies	Origination fees multiple	2.6x	11.0x	5.4x
Financial Assets(4)	24,238,544	Discounted cash flows	Interest rate	10.4%	31.3%	16.3%
			Conditional prepayment rate (“CPR”)	18.5%	83.6%	43.2%
			Constant default rate (“CDR”)	6.5%	33.0%	14.7%
			Discount rate	9.75%	9.75%	9.75%
Total	$455,169,323

(1)	Includes total unfunded obligations of $(313,380).
(2)	Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.
(3)	Includes preferred and common equity.
(4)	Financial Assets are aggregated by the level of risk associated with the underlying loan, with the level of risk measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, such as credit score obtained from an official credit reporting agency, debt-to-income ratios, information from the borrower’s credit report, as well as the borrower’s self-reported income range, occupation and employment status. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of March 31, 2014, 26.4%, 29.9%, 30.3%, 8.5%, 4.3% and 0.6% of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

4. Fair Value of Financial Instruments  – (continued)

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

The composition of the Company’s portfolio by industry at cost and fair value as of March 31, 2014 was as follows:

Industry	Cost of Investments		Fair Value of Investments
Miscellaneous Manufacturing	$74,264,932	16.3%	$75,192,405	16.4%
Miscellaneous Services	44,668,538	9.8	44,901,147	10.0
Health Services	44,560,076	9.8	42,757,336	9.3
Transportation Services	40,056,056	8.8	40,079,957	8.8
Communications	37,204,033	8.2	37,953,172	8.3
Consumer Finance Services	35,452,267	7.8	35,781,609	7.9
Automotive	22,323,932	4.9	22,523,800	4.9
Food Stores – Retail	19,690,999	4.3	19,880,890	4.4
Apparel Products	15,463,152	3.4	15,519,557	3.4
Specialty Services	15,198,140	3.3	15,116,908	3.3
Miscellaneous Retail	14,798,672	3.3	14,998,645	3.3
Chemicals	14,446,111	3.2	14,499,192	3.2
Insurance Agents	12,993,637	2.9	13,156,142	2.9
Building & Real Estate	9,865,661	2.2	9,864,520	2.2
National Security	9,616,744	2.1	9,568,551	2.1
Electrical Equipment	9,039,038	2.0	9,060,353	2.0
Oil & Gas	7,538,314	1.7	7,707,375	1.7
Restaurants	7,428,555	1.6	7,174,215	1.6
Printing & Publishing	7,098,019	1.6	7,034,303	1.5
Broadcasting & Entertainment	6,369,626	1.4	6,343,344	1.4
Metal Mining	3,469,034	0.8	3,489,258	0.8
Wholesale Durable Goods	1,852,465	0.4	1,777,639	0.4
Machinery	787,038	0.2	789,005	0.2
Total	$454,185,039	100.0%	$455,169,323	100.0%

Refer to the consolidated schedule of investments for detailed disaggregation of the Company’s investments.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

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

Refer to the consolidated schedule of investments for detailed disaggregation of the Company’s investments.

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

Amounts due to counterparties were $18,315,986 and $7,840,140 as of March 31, 2014 and December 31, 2013, respectively. Amounts due from counterparties as of March 31, 2014 and December 31, 2013 were $3,638,152 and $6,660,132, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

7. Financing

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of March 31, 2014 and December 31, 2013, the Company’s asset coverage for borrowed amounts was 215.0% and 215.1%, respectively.

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

On the Refinancing Date, GF 2013-2 completed the CLO through a private placement of (1) $50.0 million of AAA(sf) rated Class A-1R revolving notes (“Class A-1R Notes”), which bear interest at either the CP Rate (as defined in the indenture governing the CLO) or the London Interbank Offered Rate (“LIBOR”) plus 1.90%; (2) $111.2 million of AAA(sf) rated Class A-1T notes (“Class A-1T Notes”), which bear interest at three-month LIBOR plus 1.80%; (3) $24.2 million of AA(sf) rated Class A-2 notes (“Class A-2 Notes” and collectively with the Class A-1R Notes and the Class A-1T Notes, the “Class A Notes”), which bear interest at three-month LIBOR plus 3.40%; (4) $25.0 million of A(sf) rated Class B notes (“Class B Notes”), which bear interest at three-month LIBOR plus 4.65%; (5) $13.7 million of Class C notes (not rated) (“Class C Notes” and collectively with the Class A Notes and Class B Notes, the “Secured Notes”), which bear interest at three-month LIBOR plus 5.50%; and (6) $126.0 million of subordinated notes (“Subordinated Notes” and collectively with the Class A Notes, Class B Notes and Class C Notes, the “GF 2013-2 Notes”), which do not have a stated interest rate, the proceeds of which were utilized, along with cash on hand, to refinance the existing Credit Facility. All of the GF 2013-2 Notes are scheduled to mature on September 25, 2023. As of March 31, 2014, GARS had retained 100% of the Class C Notes, which are eliminated in consolidation. The Subordinated Notes represent the residual interest in GF 2013-2. Immediately following the completion of CLO, GF 2013-2 Manager owned 100% of the Subordinated Notes, which are eliminated in consolidation.

GLC Trust 2013-2 entered into a $10,000,000 revolving facility with Capital One Bank, NA, on December 6, 2013. The revolving facility includes an accordion feature, such that GLC Trust 2013-2 will be permitted to increase the total commitment up to $15,000,000 under the terms of the loan agreement. GLC Trust 2013-2 exercised this option on December 20, 2013.

Fees paid as part of the execution of the Credit Facility, the refinance of the Credit Facility and the execution of the CLO in the amount of $6,154,758 consisted of facility fees of $4,280,250 and other costs of $1,874,508 which included rating agency fees and legal fees. GLC Trust 2013-2 incurred facility fees in the amount of $129,871 as part of the execution of the GLC Trust 2013-2 Revolver. These costs are included in deferred

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

7. Financing  – (continued)

debt issuance costs on the consolidated statements of financial condition and will be amortized over the stated maturity of the respective loans, with $4,714,746 of deferred debt issuance costs remaining as of March 31, 2014.

The table below shows the notes outstanding under the CLO and the GLC Trust 2013-2 Revolver as of March 31, 2014:

March 31, 2014	Amortized Carrying Value	Oustanding Principal at Par	Interest Rate	Stated Maturity
Class A-1R Notes:
Class A-1R Notes	$50,000,000	$50,000,000	CP Rate or LIBOR + 1.90%	9/25/2023
Class A-1T Notes:
Class A-1T Notes	110,753,071	111,175,000	LIBOR + 1.80%	9/25/2023
Class A-2 Notes:
Class A-2 Notes	24,035,433	24,150,000	LIBOR + 3.40%	9/25/2023
Class B Notes:
Class B Notes	24,906,282	25,025,000	LIBOR + 4.65%	9/25/2023
GLC Trust 2013-2 Revolving Note:
Revolving Note	14,165,026	14,165,026	LIBOR + 3.50%	12/6/2015
	$223,859,812	$224,515,026

The table below shows the notes outstanding under the CLO and the GLC Trust 2013-2 Revolver as of December 31, 2013:

December 31, 2013	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate	Stated Maturity
Senior Secured Notes:
Class A-1R Notes	$50,000,000	$50,000,000	CP Rate or LIBOR + 1.90%	9/25/2023
Class A-1T Notes:
Class A-1T Notes	110,742,112	111,175,000	LIBOR + 1.80%	9/25/2023
Class A-2 Notes:
Class A-2 Notes	24,032,457	24,150,000	LIBOR + 3.40%	9/25/2023
Class B Notes:
Class B Notes	24,903,198	25,025,000	LIBOR + 4.65%	9/25/2023
GLC Trust 2013-2 Revolving Note:
Revolving Note:	9,741,676	9,741,676	LIBOR + 3.50%	12/6/2015
	$219,419,443	$220,091,676

(1)	COF rate. See below for further information.

At March 31, 2014 and December 31, 2013, none of the Class A-1R Notes and Class A-R Loans remained undrawn. The Class A-1R Notes and the Class A-R Loans bore a 1.00% and 1.25% annual fee on undrawn

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

7. Financing  – (continued)

amounts, respectively. As of March 31, 2014 $834,974 of the GLC Trust 2013-2 Revolver remained undrawn. A 0.50% annual fee is payable on undrawn amounts under the GLC Trust 2013-2 Revolver.

The fair value of the GF 2013-2 Notes and GLC Trust 2013-2 Revolving Note and the GF 2012-1 Loans approximated the carrying value on the consolidated statements of financial condition at March 31, 2014 and December 31, 2013, respectively.

The ability of GF 2013-2 to draw under the Class A-1R Notes terminates on September 25, 2016, which is also the end of the extended reinvestment period, and the notes issued by the CLO mature on September 25, 2023. The Secured Notes are secured by all of the assets held by GF 2013-2.

The indenture governing the notes issued as part of the CLO provides that, to the extent cash is available from cash collections, the holders of the GF 2013-2 Notes are to receive quarterly interest payments on the 20th day or, if not a business day, the next succeeding business day of February, May, August and November of each year, commencing in February 2014, until the stated maturity.

Under the documents governing the CLO, there are two coverage tests applicable to the Secured Notes. The first test compares the amount of interest received on the collateral loans held by GF 2013-2 to the amount of interest payable on the Secured Notes under the CLO in respect of the amounts drawn and certain expenses. To meet this first test, at any time, the aggregate amount of interest received on the collateral loans must equal, after the payment of certain fees and expenses, at least 135.0% of the aggregate amount of interest payable on the Class A Notes, 125.0% of the interest payable on the Class A Notes and Class B Notes, taken together, and 115% of the interest payable on the Class A Notes, Class B Notes and Class C Notes, taken together.

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

If the coverage tests are not satisfied with respect to a quarterly payment date, GF 2013-2 will be required to apply available amounts to the repayment of interest on and principal of the GF 2013-2 Notes to the extent necessary to satisfy the applicable coverage tests and, as a result, there may be reduced funds available for GF 2013-2 to make additional investments or to make distributions on the Company’s equity interests in GF 2013-2. Additionally, compliance is measured on each day collateral loans are purchased, originated or sold and in connection with monthly reporting to the note holder. Furthermore, if under the second coverage test the aggregate principal amount of the collateral loans equals 125.0% or less of the aggregate outstanding principal amount on the Class A-1 Notes and remains so for ten business days, an event of default will be deemed to have occurred. As of March 31, 2014 and December 31, 2013, the Trustee has asserted that all of the coverage tests were met.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

7. Financing  – (continued)

Under the loan agreement governing the GLC Trust 2013-2 Revolver, the portfolio of consumer loans held by GLC Trust 2013-2 must meet the following portfolio covenants:

•	The weighted average FICO Score for the underlying borrowers as of the origination date for each applicable receivable related to the portfolio shall not be less than 680;
•	No more than 15.0% of the unpaid principal balance of the portfolio shall be 30-day delinquent receivables;
•	The weighted average outstanding aggregate principal amount payable on the receivables in the portfolio shall be equal to or less than $18,000;
•	The weighted average of the remaining term to maturity (measured in months) with respect to the portfolio shall be equal to or less 55 months; and
•	The weighted average of the per annum interest rates on the portfolio shall be equal to or greater than 10.0%.

The table below shows the weighted average interest rates and weighted average effective interest rates of the notes outstanding under the CLO and the GLC Trust 2013-2 Revolver as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Secured Notes/Class A-T Loans:
Weighted average interest rate	2.81%	2.81%
Weighted average effective interest rate(1)	3.22	3.22
Class A-1R Notes/Class A-R Loans:
Weighted average interest rate	2.23	2.23
Weighted average effective interest rate(1)	2.36	2.36
GLC Trust 2013-2 Revolving Note:
Weighted average interest rate	4.00	4.00
Weighted average effective interest rate(1)	4.49	4.79

(1)	Includes the effects of deferred debt issuance costs.

As of March 31, 2014, the weighted average effective interest rate for total outstanding debt was 3.03%.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

8. Related Party Transactions

Investment Advisory Agreement

GARS entered into the Investment Advisory Agreement with the Investment Adviser, which was effective as of October 9, 2012 and subsequently amended and restated on March 26, 2013. The Investment Adviser agreed irrevocably to waive its base management fee and incentive fee commencing from the IPO Pricing Date through September 30, 2013. The waived fees are not subject to recoupment by the Investment Adviser.

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

For the three months ended March 31, 2014, the Investment Adviser earned management fees under the Investment Advisory Agreement in the amount of $1,957,781, of which $0 was waived. For the three months ended March 31, 2013, the Investment Adviser earned management fees in the amount of $1,031,371, of which $438,620 was waived. The waived fees are not subject to recoupment by the Investment Adviser.

Management fees in the amount of $57,779 and $217,608 were payable as of March 31, 2014 and December 31, 2013, respectively, and are included in payables to affiliates on the consolidated statements of financial condition.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

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

The portion of such incentive fee that is attributable to deferred interest (such as payment-in-kind interest or original issue discount) will be paid to the Investment Adviser, together with any other interest accrued on the loan from the date of deferral to the date of payment, only if and to the extent the Company actually receives such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. Any reversal of such amounts would reduce net income for the quarter by the net amount of the reversal (after taking into account the reversal of incentive fees payable) and would result in a reduction and possible elimination of the incentive fees for such quarter. For the avoidance of doubt, no incentive will be paid to the Investment Adviser on amounts accrued and not paid in respect of deferred interest. For the three months ended March 31, 2014 and 2013, the Investment Adviser earned an income-based incentive fee on pre-incentive fee net investment income, as calculated under the Investment Advisory Agreement, of $1,298,982 and $0, respectively.

The second component, which is capital gains-based, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and equals 20% of the Company’s cumulative aggregate realized capital gains through the end of such year, computed net of the Company’s aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees and subject to the Incentive Fee Cap and Deferral Mechanism described below. The capital-gains component of the incentive fee excludes any portion of realized gains (losses) that are associated with the reversal of any portion of unrealized appreciation/depreciation attributable to periods prior to April 1, 2013. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. For the three months ended March 31, 2014 and 2013, the Investment Adviser earned a capital gains-based incentive fee, as calculated under the Investment Advisory Agreement, of $1,424,454 and $0, respectively.

Under U.S. GAAP, we are required to accrue a capital gains incentive fee based upon the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation on investments held at the end of each period. If such amount is positive at the end of a period, then the Company will record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement (as described above). For the three months ended March 31, 2014 and 2013, the Investment Adviser accrued an incentive fee on capital gains as calculated under U.S. GAAP of $882,897 and $0, respectively.

Incentive Fee Cap and Deferral Mechanism

We have structured the calculation of these incentive fees to include a fee limitation such that no incentive fee will be paid to our Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to our Investment Adviser for the period that includes such fiscal quarter and the 11 full preceding

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

8. Related Party Transactions  – (continued)

fiscal quarters (the “Incentive Fee Look-back Period”), would exceed 20.0% of our cumulative pre-incentive fee net return during the applicable Incentive Fee Look-back Period. The Incentive Fee Look-back Period commenced on April 1, 2013. Prior to April 1, 2016, the Incentive Fee Look-back Period will consist of fewer than 12 full fiscal quarters.

For the six months ending June 30, 2014, our Investment Adviser has agreed to irrevocably waive that portion of its income-based incentive fee, if any, necessary for the Company’s net investment income per share plus net realized gain (loss) per share (excluding any portion of realized gains (losses) that are associated with the reversal of any portion of unrealized appreciation/depreciation attributable to periods prior to April 1, 2013) for the six months ending June 30, 2014 to equal $0.70 per share, net of fee waivers. Any waived fees will not be subject to recoupment by the Investment Adviser.

Administration Agreement

As discussed in Note 1, GARS entered into the Administration Agreement with GARS Administrator. Under the Administration Agreement, the GARS Administrator provides the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as the GARS Administrator, subject to review by the Board, from time to time determines to be necessary or useful to perform its obligations under the Administration Agreement. The GARS Administrator is responsible for the financial and other records that the Company is required to maintain and prepare reports to stockholders, and reports and other materials filed with the Securities and Exchange Commission (the “SEC”). The GARS Administrator provides on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance, including portfolio companies held indirectly through the CLO. No managerial assistance was provided to any portfolio companies for the three months ended March 31, 2014 and March 31, 2013.

In addition, the GARS Administrator assists the Company in determining and publishing the Company’s net asset value, overseeing the preparation and filing of the Company’s tax returns, and the printing and dissemination of reports to stockholders of the Company, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company reimburses the GARS Administrator for the costs and expenses incurred by the GARS Administrator in performing its obligations and providing personnel and facilities as described. Administration fees payable to GARS Administrator are based on the allocable portion of overhead to the Administrator under the Administration Agreement.

The GARS Administrator agreed to irrevocably waive any amounts due to it under the Administration Agreement from the date of the Conversion through the quarter in which the Company executed the IPO. These amounts not subject to recoupment by the GARS Administrator. Gross Administrator charges for the three months ended March 31, 2014 were $205,235. The amount of these charges waived by the GARS Administrator for the three months ended March 31, 2014 was $0. No expense was charged by the GARS Administrator for the three months ended March 31, 2013. Administration fees payable to the GARS Administrator in the amount of $85,236 and $0 were payable as of March 31, 2014 and December 31, 2013, respectively, and are included in payables to affiliates on the consolidated statements of financial position.

Directors’ Fees

The Company’s independent directors each receive an annual fee of $70,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each in-person Board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

8. Related Party Transactions  – (continued)

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

Our independent directors agreed to irrevocably waive a portion of their fees from the date of the Conversion through the quarter in which the Company executed the IPO. These fees are not subject to recoupment by the directors.

Independent directors earned Directors’ Fees of $93,205 and $38,730 (net of fee waivers of $0 and $34,426, respectively), for the three months ended March 31, 2014 and March 31, 2013, respectively. No Directors’ Fees were payable as of March 31, 2014 and December 31, 2013.

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

As of both March 31, 2014 and December 31, 2013, the Garrison Funds owned an aggregate of 5,444,562 or 32.5% of the total outstanding common shares of GARS. In addition, as of March 31, 2014 and December 31, 2014, officers and directors of the Company directly owned an aggregate of 47,646, or 0.3%, of the total outstanding common shares of GARS.

Other

Garrison Loan Agency Services LLC acts as the administrative and collateral agent for certain loans held by the Company. No fees were paid by the Company to Garrison Loan Agency Services LLC during the three months ended March 31, 2014 and 2013.

The Company may invest alongside other clients of the Investment Manager and their affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

9. Financial Highlights

The following table represents financial highlights for the Company for the three months ended March 31, 2014 and March 31, 2013:

	March 31, 2014	March 31, 2013
Per share data
Net asset value per common share at beginning of period	$15.16	$16.54
Increase in net assets from operations:
Net investment income	0.17	0.29
Net realized gain/(loss) on investments	0.53	(0.57)
Net unrealized appreciation/(depreciation) on investments	(0.06)	0.59
Net increase in net assets from operations	0.64	0.31
Stockholder transactions
Distributions-in-kind(1)	—	(0.95)
Cash distributions	(0.35)	(0.23)
Total additions from and dividends and distributions to stockholders	(0.35)	(1.18)
Net asset value per common share at end of period	15.45	15.67
Total book return*(2)	4.22%	1.89%
Total market return*(3)	4.33%	0.87%
Common shares outstanding at beginning of period	16,758,779	10,498,544
Common shares outstanding at end of period	16,758,779	10,498,544
Weighted average common shares outstanding	16,758,779	10,498,544
Net assets at beginning of period	$254,080,598	$173,669,492
Net assets at end of period	$258,891,512	$164,554,428
Average net assets(4)	$257,169,888	$172,290,255
Ratio of net investment income to average net assets**(4)(8)	8.70%	7.06%
Ratio of net expenses to average net assets**(4)(8)	8.85%	5.65%
Ratio of portfolio turnover to average investments at fair value(5)	21.30%	9.80%
Asset coverage ratio(6)	215.02%	226.6%
Average outstanding debt(7)	$212,307,085	$126,250,000
Average debt per common share	$12.67	$12.03

*	Not annualized for periods less than one year.
**	Annualized for periods less than one year.
(1)	Distributions in kind were made to only those investors which held shares of the Company's common stock prior to the IPO.
(2)	Total return equals the net increase of ending net asset value from operations over the net asset value per common share at beginning of the period.
(3)	Based upon the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan. Additionally, total market return for the three months ended March 31, 2013 is based on the change in price per share from the initial public offering price per share as of March 27, 2013 to the closing price per share on March 31, 2013.
(4)	Calculated utilizing monthly net assets.
(5)	Calculated based on monthly average investments at fair value.
(6)	In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.
(7)	Calculated based on monthly debt outstanding.
(8)	During the three months ended March 31, 2013, the Investment Adviser waived $438,620 of management fees, the independent directors waived $34,426 of Directors' fees and the GARS Administrator waived $101,197 of Administrator expenses. Had these expenses not been waived, the ratio of net investment income to average net assets and the ratio of total expenses to average net assets would have been 5.72% and 6.98%, respectively. There were no fee waivers for the three months ended March 31, 2014.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

10. Allocation of Profits and Losses

Prior to the Conversion, the Company’s members were issued Units of the Company that represented their limited liability company interests in Garrison Capital LLC. Profits and losses were allocated on a pro-rata basis to all members based on the number of Units held by each member in proportion to the aggregate number of all outstanding Units of the Company.

11. Earnings per Share

The following table sets forth the computation of the net increase in net assets per share/members’ capital units resulting from operations, pursuant to FASB ASC 260, Earnings per Share (“ASU 260”), for the three months ended March 31, 2014 and March 31, 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net increase in net assets resulting from operations	$10,676,487	$3,276,265
Basic weighted average shares outstanding	16,758,779	10,498,544
Basic earnings per share	$0.64	$0.31

As a result of the Reverse Stock Split, which resulted in the conversion of one share of common stock into 0.9805106 shares of common stock, all amounts related to shares/units, share/unit prices, earnings per share/per unit and dividends per share/unit have been retroactively restated for the three months ended March 31, 2013.

12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date.

On March 11, 2014, the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which was paid on March 28, 2014 to stockholders of record as of March 21, 2014.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP. A portion of distributions will result in a return of capital for the three months ended March 31, 2014.

13. Commitments and Contingencies

The Company had outstanding commitments to fund investments totaling $13,232,927 and $9,162,617 under various undrawn revolvers and other credit facilities as of March 31, 2014 and December 31, 2013, respectively.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

14. Subsequent Events

On May 6, 2014, the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which will be paid on June 27, 2014 to stockholders of record as of June 13, 2014. On May 6, 2014, the Board also re-approved the investment advisory agreement with the Investment Adviser and the administration agreement with the Administrator.

These consolidated financial statements were approved by the Board and were available for issuance on May 9, 2014. Subsequent events have been evaluated through this date. No material subsequent events other than as disclosed above have occurred through this date.

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

Overview

We are a recently organized, externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for tax purposes, we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, beginning October 9, 2012 and intend to qualify annually for such treatment. Our shares are currently listed on the NASDAQ Global Select Market under the symbol “GARS”.

Our investment objective is to generate current income and capital appreciation by making investments generally in the range of $5 million to $25 million primarily in debt securities and loans of U.S. based middle-market companies, which we define as those having annual earnings before interest, taxes and depreciation, or EBITDA, of between $5 million and $30 million. Our goal is to generate attractive risk-adjusted returns by assembling a broad portfolio of investments.

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

We believe that the middle market offers attractive risk-adjusted returns for debt investors. Historically, we believe there has been a persistent scarcity of available capital relative to demand, which, from a lender’s perspective, has generally resulted in more favorable transaction structures, including enhanced covenant protection and increased pricing relative to larger companies. We further believe that the turmoil in the markets has exacerbated this scarcity of capital, as many traditional lenders to middle-market companies have exited the business or focused their attention on larger borrowers. In addition, we believe middle-market companies traditionally have exhibited lower default rates and improved recoveries compared to larger borrowers and typically offer greater access to key senior managers, which we believe further enhances the attractiveness of lending to this market segment and facilitates due diligence investigations and regular monitoring.

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

As of March 31, 2014, we held investments in 71 portfolio companies with a fair value of $455.2 million, including investments in 57 portfolio companies held through GF 2013-2. The investments held by GF 2013-2 as of March 31, 2014 consisted of senior secured loans fair valued at $345.0 million. As of that date, the loans held by GF 2013-2 (held at fair value), together with cash and other assets held by GF 2013-2, equaled approximately $362.4 million. As of March 31, 2014, our portfolio had an average investment size of approximately $5.3 million, a weighted average yield of 10.0% and a weighted average contractual maturity of 45 months. Weighted average yield is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future schedule principal amortizations.

As of December 31, 2013, we held investments in 70 portfolio companies with a fair value of $429.1 million, including investments in 56 portfolio companies held through Garrison Funding 2013-2 LLC, or GF 2013-2. The investments held by GF 2013-2 as of December 31, 2013 consisted of senior secured loans fair valued at $331.7 million and related indebtedness of $209.7 million. As of that date, the loans held by GF 2012-2 (held at fair value), together with cash and other assets held by GF 2013-2, equaled approximately 369.2 million. As of December 31, 2013, our portfolio had an average investment size of approximately $5.0 million, a weighted average yield of 9.8% and a weighted average contractual maturity of 46 months.

Revenues

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

Expenses

Our primary operating expenses include the payment of (1) the base management fee and incentive fee to the Investment Adviser under the Investment Advisory Agreement; (2) the allocable portion of overhead to the Administrator under the Administration Agreement; (3) the interest expense on our outstanding debt, if any; and (4) our other operating costs, as detailed below. We bear all other costs and expenses of our operations and transactions, including:

•	our organization;
•	calculating our net asset value and net asset value per share (including the cost and expenses of any independent valuation firm);
•	fees and expenses, including travel expenses, incurred by the Investment Adviser or payable to third parties in performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;
•	offerings of our common stock and other securities;
•	distributions on our shares;
•	transfer agent and custody fees and expenses;
•	amounts payable to third parties relating to, or associated with, evaluating, making and disposing of investments;
•	brokerage fees and commissions;

•	registration fees;
•	listing fees;
•	taxes;
•	independent director fees and expenses;
•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable U.S. federal and state securities laws;
•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;
•	costs of holding stockholder meetings;
•	our fidelity bond;
•	directors and officers/errors and omissions liability insurance and any other insurance premiums;
•	litigation, indemnification and other non-recurring or extraordinary expenses;
•	direct costs and expenses of administration and operation, including audit and legal costs;
•	fees and expenses associated with marketing efforts;
•	dues, fees and charges of any trade association of which we are a member; and
•	all other expenses reasonably incurred by us or the Administrator in connection with administering our business, including the allocable portion of overhead under the Administration Agreement, rent and our allocable portion of the costs and expenses of our chief compliance officer, chief financial officer and their respective staffs.

During periods of asset growth, we expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets and increase during periods of asset declines. Incentive fees, interest expenses and costs relating to future offerings of securities would be additive to the expenses described above.

Recent Developments

On May 6, 2014, the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which will be paid on June 27, 2014 to stockholders of record as of June 13, 2014.

From April 1, 2014 through May 2, 2014, we originated one new investment, one club deal, upsized two of our existing originated investments and closed additional consumer loan purchases for a total increase to par in our core portfolio of $40.0 million with a weighted average yield of 10.4%. From April 1, 2014 through May 2, 2014, repayments in our core portfolio, which we define as those investments that generally yield 9.0% or greater, consisted of the early full repayment of one investment and partial repayments for a total of $9.3 million of par with a weighted average yield of 9.9%.

From April 1, 2014 through May 2, 2014, repayments in our transitory portfolio, which we define as those investments that generally yield less than 9.0%, consisted of the sale of five investments, the early full repayment of one investment and partial repayments for a total of $22.8 million of par with a weighted average yield of 6.0%.

Market Trends

Leveraged loan volume remained strong through the first quarter of 2014. Volume was primarily driven by merger and acquisition and recapitalization activity in the broader middle-market. Supply has kept pace with demand, which has helped to keep yields relatively flat when compared to the end of 2013. Second-lien loan volume for the quarter was the second highest on record, and covenant-lite loans continue to dominate the new issue space.

There continues to be a scarcity of capital in the lower middle-market as many traditional lenders to these companies have exited the business due to regulatory restrictions. Slow gross domestic product growth has translated into lack of demand for money, and therefore, softness in private company borrowing. Many competitors have also moved up-market to focus their attention on larger borrowers. Sponsor and club business continues to represent the majority of direct lending opportunities in the lower middle-market, although we have seen banks, other non-bank finance companies and funds begin to participate in select one-off financings as a result of the increase in available capital. We believe that our expertise in providing non-traditional financing solutions to the lower middle-market allows us to tailor loan structures that meet borrower objectives while commanding premium pricing and maximizing the preservation of capital.

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

Consolidated operating results for the three and three months ended March 31, 2014 and March 31, 2013 are as follows:

(in thousands)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Variance
	(Unaudited)	(Unaudited)	(Unaudited)
Net investment income	$2,889	$3,040	$(151)
Total investment income	11,282	5,473	5,809
Net expenses	8,393	2,433	5,960
Net realized gain on investments	8,897	(5,936)	14,833
Net change in unrealized appreciation on investments	(1,109)	6,173	(7,281)

Net Investment Income

Net investment income for the three months ended March 31, 2014 and March 31, 2013 was $2.9 million and $3.0 million, respectively.

Net investment income decreased by $0.2 million for the three months ended March 31, 2014 from the three months ended March 31, 2013 as described below under “Investment Income” and “Expenses.”

Investment Income

Investment income for the three months ended March 31, 2014 and March 31, 2013 was $11.3 million and $5.5 million, respectively.

Investment income increased by $5.8 million for the three months ended March 31, 2014 from the three months ended March 31, 2013 due to an increase in interest income in the amount of $5.8 million. The increase in interest income was largely driven by the increase in the average portfolio investment balance during the three months ended March 31, 2014 as compared to March 31, 2013 due to the deployment of capital from the Company’s IPO.

Expenses

Total expenses for the three months ended March 31, 2014 and March 31, 2013 were $8.4 million and $2.4 million, respectively.

There were no fee or expense waivers for the three months ended March 31, 2014. Total expenses for the three months ended March 31, 2013 included total fee and expense waivers of $0.6 million, comprised of $0.4 million of management fees waived by the Investment Adviser and $0.2 million of directors’ fees waived by our independent directors and administration expenses waived by the Administrator.

The following tables summarize our expenses, net of fee waivers, for the three months ended March 31, 2014 and March 31, 2013:

(in thousands)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Three Months Variance
	(Unaudited)	(Unaudited)	(Unaudited)
Interest	$1,749	$1,384	$365
Management fees	1,958	593	1,365
Incentive fees	3,606	-	3,606
Professional fees	400	257	143
Directors fees	93	39	54
Administrator expenses	205	49	156
Other expenses	382	112	271
	$8,393	$2,434	$5,959

Interest expense increased $0.4 million for the three months ended March 31, 2014 from the three months ended March 31, 2013 primarily due to an increase in average debt outstanding. As of March 31, 2014 and March 31, 2013, we had $223.9 million and $130.0 million of debt outstanding, respectively.

Management fees increased $1.4 million for the three months ended March 31, 2014 from the three months ended March 31, 2013 primarily due to the increase in total assets, as well as the change in the calculation of the management fees. Prior to the BDC Conversion, management fees were calculated as 1.50% of gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds (as defined in the financial statements). Post-BDC Conversion, management fees are calculated as 1.75% of gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds (as defined in the financial statements). For the three months ended March 31, 2013, the Investment Adviser irrevocably waived base management fees due under the Investment Advisory Agreement in excess of an annual rate of 1.50% of the average of the value of our net assets, including cash and cash equivalents (as defined in the financial statements), calculated at the end of the two most recently completed calendar quarters. The waived fees are not subject to recoupment by the Investment Adviser.

Incentive fees increased $3.6 million for the three months ended March 31, 2014 from the three months ended March 31, 2013 primarily due to the increase in net investment income and realized gains, as well as the expiration of the full incentive fee waivers previously granted by the Investment Adviser. The waived fees are not subject to recoupment by the Investment Adviser.

Professional fees for the three months ended March 31, 2014 increased by $0.1 million from the three months ended March 31, 2013 primarily as a result of an increase in legal fees related to increased regulatory compliance requirements associated with being a public company.

Administrator expenses for the three months ended March 31, 2014 increased by $0.2 million from the three months ended March 31, 2013 due to the services provided by the Administrator under the Administration Agreement.

Other expenses for the three months ended March 31, 2014 increased by $0.3 million from the three months ended March 31, 2013 primarily as a result of premiums related to insurance policies entered into as a result of the completion of our IPO.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

For the three months ended March 31, 2014 and March 31, 2013, we realized net gain on investments of $8.9 million and a net realized loss on investments of $(5.9) million, respectively.

Net realized gain for the three months ended March 31, 2014 were driven primarily by $8.1 million of realized gains incurred from the sale of the parent company of one portfolio investment, Anchor Drilling Fluids USA, Inc. (“Anchor”), resulting in the early full repayment of the debt and sale of the equity, with the the remaining net realized gain of $0.8 million resulting from the early full repayment of eight portfolio investments and other partial repayments.

For the three months ended March 31, 2013, approximately $5.7 million of realized losses were as a result of the distribution-in-kind of the assets of Next Generation Vending, LLC. The remaining net realized loss of $0.2 million primarily resulted from the early full repayment of six portfolio investments and the sale of one portfolio investment.

For the three months ended March 31, 2014 and March 31, 2013, the net change in unrealized appreciation (depreciation) on investments was $(1.1) million and $6.2 million, respectively.

The net change in unrealized appreciation for the three months ended March 31, 2014 was driven primarily by the reversal of prior period unrealized appreciation in the amount of $(1.8) million as a result of the sale of the parent company of Anchor.

The remaining net change in unrealized appreciation on investments was due to the increase in the market value of the portfolio in the amount of $0.8 million offset by the reversal of prior period unrealized appreciation of $(0.1) million.

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

Net Increase in Net Assets from Operations

We had a net asset value per common share outstanding on March 31, 2014 of $15.45. We had a net asset value per common share outstanding on December 31, 2013 of $15.16.

Based on 16,758,779 basic weighted average shares outstanding, the net increase in net assets from operations per share for the three months ended March 31, 2014 was $0.64. We declared and paid a cash distribution on March 28, 2014 in the amount of $5.9 million, or $0.35 a share.

Based on 10,498,544 basic weighted average shares outstanding, the net increase in net assets from operations per share for the three months ended March 31, 2013 was $0.31.

Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders and will have an ongoing need to raise additional capital for investment purposes. We generate cash primarily from offerings of our securities, the CLO, as described below, the GLC Trust 2013-2 Revolver, other borrowings we may incur and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less.

In addition to proceeds from public and private offerings of securities, our CLO and our GLC Trust 2013-2 Revolver, as of March 31, 2014 we have identified approximately 33 portfolio companies with a total par value of $136.9 million and a fair value of $133.9 million which are transitory. We intend to migrate out of these assets over time into those meeting our core portfolio yield. We view these investments as an additional source of liquidity to meet our investment objectives. For the three months ended March 31, 2014 we transitioned out of six transitory assets with a total par value of $21.3 million (including partial principal repayments) and three core assets with a total par value of $34.6 million (including partial principal repayments). Total additions to our core portfolio totaled $64.5 million of par. Total additions to our core portfolio included four new portfolio company investments consisting of three originations totaling $31.0 million of par, one club deal totaling $9.0 million of par, $15.3 million related to upsizes on our existing investments and $9.2 million of additional consumer loan purchases.

Our primary use of funds from operations includes investments in portfolio companies, cash distributions to holders of our common stock, payments of interest on our debt, and payments of fees and other operating expenses we incur. We believe that our existing cash and cash equivalents, available borrowings and our transitory portfolio as of March 31, 2014 will be sufficient to fund our anticipated funding requirements through at least March 31, 2015.

On March 11, 2014 the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which was paid on March 28, 2014 to stockholders of record as of March 21, 2014.

As of March 31, 2014 and December 31, 2013, we had cash and cash equivalents of $26.4 million and $13.7 million, respectively. Also, as of March 31, 2014 and December 31, 2013, we had restricted cash and cash equivalents of $12.4 million and $28.0 million, respectively. For purposes of U.S. generally accepted accounting principles, or U.S. GAAP, we consider cash equivalents to be highly liquid financial instruments with original maturities of three months or less and cash held in overnight sweep deposit accounts.

During the three months ended March 31, 2014, cash and cash equivalents increased by $12.7 million as a result of net cash provided by operating activities of $14.2 million offset by cash used in financing activities in the amount of $1.5 million.

During the three months ended March 31, 2014, cash provided by operating activities resulted from net investment income in the amount of $10.7 million, repayments and sales of investments in the amount of $67.6 million and $24.6 million, respectively, as well as a decrease in restricted cash and cash equivalents in the amount of $15.5 million and an increase in due to counterparties in the amount of $10.5 million, offset by purchases of investments in the amount of $109.8. Net cash used in financing activities resulted from cash distributions in the amount of $5.9 million, offset by proceeds from borrowings on the GLC Trust 2013-2 Revolver in the amount of $4.4 million.

During the three months ended March 31, 2013, cash and cash equivalents decreased by $7.9 million as a result of net cash used in operating activities of $10.5 million offset by cash provided by financing activities in the amount of $2.6 million.

During the three months ended March 31, 2013, cash used in operating activities resulted from purchases of investments in the amount of $92.5 million offset by repayments and sales of investments in the amount of $23.7 million and $1.0 million, respectively, a decrease in cash and cash equivalents, restricted accounts in the amount of $37.6 million, a $17.5 million increase in the amount due to counterparties and net investment income in the amount of $3.0 million. Net cash provided by financing activities resulted from proceeds received from borrowings in the amount of $5.0 million on the Class A-R loans under the Credit Facility offset by a cash distribution in the amount of $2.4 million.

As of March 31, 2014 and December 31, 2013, we had $13.2 million and $9.2 million, respectively, of unfunded obligations with a fair value of $(0.3) million and $(0.1) million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2014 and December 31, 2013, respectively, subject to the terms of each loan’s respective credit agreement.

Subject to leverage and borrowing base restrictions, as of March 31, 2014, we had approximately $0 and $0.8 million available for additional borrowings under the CLO and GLC Trust 2013-2 Revolver, respectively. As of December 31, 2013, we had approximately $0.0 and $5.3 million available for additional borrowings under the CLO and GLC Trust 2013-2 Revolver, respectively.

Portfolio Composition and Select Portfolio Information

As of March 31, 2014, we held investments in 71 portfolio companies with a fair value of $455.2 million. As of March 31, 2014, our portfolio had an average investment size of approximately $5.3 million, a weighted average yield of 10.0% and a weighted average contractual maturity of 45 months.

The following table shows select information of our portfolio for the periods from March 31, 2013 to March 31, 2014.

Summary of Portfolio characteristics ($ in millions)	March 31, 2014	December 31 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total market value	$455.2	$429.1	$411.5	$418.1	$278.9
Number of portfolio companies	71	70	71	83	63
Average investment size(1)	$5.3	$5.0	$5.1	$4.7	$4.35
Weighted average yield(2)(3)	10.0%	9.8%	9.5%	8.8%	8.9%
Weighted average price(1)	99.1	99.2	98.6	97.1	96.4
First lien	85.3%	88.1%	90.9%	93.8%	95.2%
Second lien	5.2%	4.3%	3.3%	3.3%	4.7%
Mezzanine	1.6%	1.7%	1.7%	—%	—%
Consumer loans	5.3%	3.9%	2.2%	1.2%	—%
Real estate loans	2.2%	—%	—%	—%	—%
Equity	0.4%	2.0%	1.9%	1.7%	0.1%
Core	70.6%	68.0%	57.2%	48.3%	36.7%
Transitory	29.4%	32.0%	42.8%	51.7%	63.3%
Originated(4)	36.1%	32.3%	26.3%	16.0%	17.1%
Club(5)	19.9%	15.8%	15.0%	12.8%	6.2%
Purchased	44.0%	51.9%	58.7%	71.2%	76.7%
Fixed(1)	8.1%	5.0%	4.1%	1.7%	2.6%
Floating(1)	91.9%	95.0%	95.9%	98.3%	97.4%
Performing(1)	100.0%	100.0%	98.9%	98.8%	99.7%
Non-performing(1)	—%	—%	1.1%	1.2%	0.3%
Weighted average debt/EBITDA(1)(2)	3.5x	3.6x	3.7x	3.8x	3.6x
Weighted average risk rating	2.28	2.21	2.21	2.17	2.18

(1)	Excludes consumer loans and equity investments.
(2)	Excludes investments with a risk rating of 4, unfunded revolvers and equity investments.
(3)	Excludes the impact of HC Cable Opco, LLC at Q2 2013.
(4)	Originated positions include investments where we have sourced and led the execution of the deal.
(5)	Club positions include investments where we provide direct lending to a borrower with one or two other lenders but did not lead the deal.

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

Our Investment Adviser uses several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•	assessment of success in adhering to portfolio company’s business plan and compliance with covenants;
•	periodic and regular contact with portfolio company management and, if appropriate, the portfolio company’s financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•	comparisons to other portfolio companies in the industry, if any;

•	attendance at and participation in board meetings; and
•	review of monthly and quarterly financial statements and financial projections for portfolio companies.

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

The following table shows the distribution of our investments on the 1 to 4 investment performance rating scale at fair value as of March 31, 2014 and December 31, 2013.

($ in millions)	As of March 31, 2014 (unaudited)		As of December 31, 2013
	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Risk Rating 1	$2.6	0.6%	$2.9	0.7%
Risk Rating 2	326.0	71.6	338.3	78.8
Risk Rating 3	125.2	27.5	87.4	20.4
Risk Rating 4	1.4	0.3	0.5	0.1
	$455.2	100.0%	$429.1	100.0%

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2014 and December 31, 2013, we had $13.2 million and $9.7 million of outstanding commitments to fund such investments, respectively.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2014 is as follows:

	Payments Due by Period (in millions)
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
CLO	$—	$—	$—	$210.4	$210.4
GLC Trust 2013-2 Revolver	—	14.2	—	—	14.2
Unfunded commitments(1)	13.2	—	—	—	13.2
Commitments to purchase loans	0.2	—	—	—	0.2
Total contractual obligations	$13.4	$14.2	$—	$210.4	$238.0

(1)	Unfunded commitments represent all amounts unfunded as of March 31, 2014. These amounts may or may not be funded to the borrowing party in the future. The unfunded commitments are related to senior secured revolving loans. We reflect this amount in the less than one-year category because the entire amount was eligible for funding as of March 31, 2014.

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

Basis for Consolidation

Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in Topic 946, Financial Services-Investment Companies, or ASC Topic 946, we are precluded from consolidating any entity other than another investment company. We generally consolidate any investment company when we own 100% of its partners’ or members’ capital or equity units. ASC Topic 946 also provides an exception to the aforementioned if the investment company has an investment in a controlled operating company that provides substantially all of its services to the investment company. GF 2013-2 Manager owns a 100% equity interest in GF 2013-2, which is an investment company for accounting purposes, and also provides collateral management services solely to GF 2013-2. As such, we have consolidated the accounts of these entities into our financial statements. The GARS Equity Holdings Entities, Walnut Hill II LLC and GLC Trust 2013-2 are 100% owned investment companies for accounting purposes. As such, we have consolidated the accounts of these entities into our financial statements. As a result of this consolidation, the amounts outstanding under the CLO and the GLC Trust 2013-2 Revolver are treated as our indebtedness. We dissolved Garrison Capital CLO Ltd. as of April 8, 2013 and GF 2010-1 was dissolved on June 5, 2013.

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

Level 1 —	quoted unadjusted prices in active markets for identical investments as of the reporting date.
Level 2 —	other significant observable inputs (including quoted prices for similar investments, interest rates, prepayments, credit risk, etc.)
Level 3 —	significant unobservable inputs (including the Investment Adviser’s own assumptions about the assumptions market participants would use in determining the fair values of investments).

The valuation process is conducted at the end of each fiscal quarter, with a portion of our valuations of portfolio companies without market quotations subject to review by the independent valuation firms each quarter.

Our portfolio consists of primarily debt investments. The fair value of our investments is initially determined by investment professionals of our Investment Adviser and ultimately determined by our board of directors on a quarterly basis. Our Investment Adviser generally uses various approaches, including proprietary models that consider the analyses of independent valuation agents as well as credit risk, liquidity, market credit spreads, other applicable factors for similar transactions, bid quotations obtained from other financial institutions that trade in similar investments or based on prices provided by independent third-party pricing services.

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

We accrue interest income if we expect that ultimately we will be able to collect it. Generally, when an interest default occurs on a loan in our portfolio, or if our management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we will place the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. As of March 31, 2014, the Company recognized $96,047 in charge offs in realized losses from investments for consumer loans held by GLC Trust 2013-2, and no investments were placed on non-accrual status.

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

Loan Origination, Facility, Commitment and Amendment Fees

We may receive loan origination, facility, commitment and amendment fees in addition to interest income from the loans during the life of the investment. We may receive origination fees upon the origination of an investment. Origination fees are initially deferred and reduced from the cost basis of the investment and subsequently accreted into interest income over the remaining stated term of the loan. Facility fees, sometimes referred to as asset management fees, are accrued as a percentage periodic fee on the base amount (either the funded facility amount or the committed principal amount). Commitment fees are based upon the undrawn portion committed by us and are recorded on an accrual basis. Amendment fees are paid in connection with loan amendments and waivers and are recognized upon completion of the amendments or waivers, generally when such fees are receivable. Any such fees are included in interest income on the consolidated statement of operations. For the three months ended March 31, 2014 and March 31, 2013, other income in the amount of $335,998 and $24,067, respectively, was included in interest income.

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

Income Tax

As a business development company, we elected to be treated as a RIC under Subchapter M of the Code and we intend to qualify annually for such treatment.

We comply with all RIC qualification provisions contained in the Code including certain source-of-income and asset diversification requirements as well as the annual distribution requirements, which require us to distribute to our stockholders an amount equal at least 90% of “investment company taxable income.” “Investment company taxable income” is generally defined as net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses. As a RIC, we do not have to pay corporate-level U.S. federal income taxes on any net ordinary income or net capital gains that we distribute to our stockholders in a timely manner. However, we are subject to U.S. federal income taxes at regular corporate tax rates on any net ordinary income or net capital gain not distributed to our stockholders assuming at least 90% of our investment company taxable income is distributed each taxable year.

We may choose to retain net capital gains or any investment company taxable income, and pay the associated U.S. federal corporate income tax, including a 4% nondeductible U.S. federal excise tax. We expect to make sufficient distributions to avoid being subject to any U.S. federal excise tax.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the period covered by our financial statements, the majority of the loans in our portfolio had floating interest rates, and we expect that our loans in the future will also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate re-set provisions that adjust applicable LIBOR under such loans to current market rates on a quarterly basis. In addition, the CLO has a floating interest rate provision based on a cost of funds that approximates LIBOR and we expect that any other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the balance sheet as of March 31, 2014 covered by this analysis was to remain constant and that no actions are taken to alter our existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates may affect net income by more than 1% over a one-year horizon. Although management believes that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including indebtedness under the CLO or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we cannot assure you that actual results would not differ materially from the statement above.

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

Item 4: Controls and Procedures

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

Item 1A: Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K filed with the SEC on March 13, 2014, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

EXHIBIT INDEX

Number	Description
10.1*	Second Amended and Restated Investment Advisory Agreement
31.1*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Garrison Capital Inc.
Dated: May 9, 2014	By /s/ Joseph Tansey Joseph Tansey Chief Executive Officer (Principal Executive Officer)
Dated: May 9, 2014	By /s/ Brian Chase Brian Chase Chief Financial Officer (Principal Accounting and Financial Officer)