Form 10-Q
period 2014-06-30
Garrison Capital Inc.
filed 2014-08-06
CIK 1509892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

As of August 6, 2014 the Registrant had 16,758,779 shares of common stock, $0.001 par value, outstanding.

i

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Financial Condition

Part I. Financial Information

Item 1. Financial Statements

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$16,099,861	$13,664,583
Cash and cash equivalents, restricted	27,709,408	27,964,507
Due from counterparties	15,835,231	6,660,132
Investments, fair value
Non-control/Non-affiliate investments (amortized cost of $430,322,722 and $409,797,656, respectively)	433,587,505	410,051,950
Affiliate investments (amortized cost of $0 and $17,190,795, respectively)	—	19,029,529
Accrued interest receivable	2,927,423	2,664,416
Deferred debt issuance costs (net of accumulated amortization of $1,741,292 and $1,400,358, respectively)	4,543,338	4,884,271
Deferred offering costs	258,492	—
Other assets	564,534	160,426
Total assets	$501,525,792	$485,079,814
Liabilities
Due to counterparties	$7,802,663	$7,840,140
Incentive fee payable	4,848,038	1,098,899
Management fee payable	573,857	217,608
Administrator fee payable	145,250	—
GLC Trust 2013-2 revolving note (Note 7)	15,000,000	9,741,676
Senior secured revolving note (Note 7)	50,000,000	50,000,000
Senior secured term note (Note 7)	159,711,993	159,677,767
Interest payable	672,280	1,487,539
Accrued expenses and other payables	687,211	935,587
Total liabilities	239,441,292	230,999,216
Commitments and contingencies (Note 13)	—	—
Net assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 16,758,779 and 16,758,779 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	$16,759	$16,759
Paid-in capital in excess of par	257,804,160	257,804,160
(Over)/under distributed net investment income	(2,864,002)	—
Accumulated net realized gain/(loss) from investments	3,862,800	(5,833,349)
Net unrealized appreciation from investments	3,264,783	2,093,028
Total net assets	262,084,500	254,080,598
Total liabilities and net assets	$501,525,792	$485,079,814
Common shares outstanding	16,758,779	16,758,779
Net asset value per common share	$15.64	$15.16

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2014 (unaudited)

Security Description	Par/Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments – United States
Common Equity
Health Services
Juniper TGX Investment Partners, LLC, Common	670,623	$670,623	$1,074,636	0.41%
Total Health Services		670,623	1,074,636	0.41
Miscellaneous Manufacturing
Valterra Products Holdings, LLC, Common Class A	185,847	185,847	294,511	0.11
Valterra Products Holdings, LLC, Common Class B	20,650	20,650	32,723	0.01
Total Miscellaneous Manufacturing		206,497	327,234	0.12
Miscellaneous Retail
Provo Craft Holdings, LLC, Common	1,110	—	—	—
Total Miscellaneous Retail		—	—	—
Transportation Services
EZE Trucking, LLC, Common	2,898	267,801	—	—
Total Transportation Services		267,801	—	—
Total Common Equity		$1,144,921	$1,401,870	0.53%
Preferred Equity
Consumer Finance Services
Prosper Marketplace Series B Preferred Stock(4)	331,550	$1,000,000	$4,926,833	1.88%
Total Consumer Finance Services		1,000,000	4,926,833	1.88
Total Preferred Equity		$1,000,000	$4,926,833	1.88%
Debt Investments
Apparel Products
Joe's Jeans Inc., Term Loan* L+ 10.75%, 1.25% L Floor, 9/30/2018	10,497,463	$10,319,017	$10,318,902	3.94%
Total Apparel Products		10,319,017	10,318,902	3.94
Automotive
CTC Casting Technologies, Inc. (Compass), Term Loan* L+ 6.75%, 0.75% L Floor, 3/28/2019	10,412,500	10,313,792	10,348,499	3.95
Penda Corporation, Term Loan(5) L+ 12.00% Cash, 2.00% PIK, 1/26/2019	7,286,658	7,167,121	7,286,658	2.78
Total Automotive		17,480,913	17,635,157	6.73
Broadcasting & Entertainment
CF Entertainment Inc. (Entertainment Studios), Term Loan L+ 7.50%, 1.00% L Floor, 6/26/2019	9,985,495	9,885,914	9,885,640	3.77
Total Broadcasting & Entertainment		9,885,914	9,885,640	3.77
Building & Real Estate
Onyx Mamaroneck, LLC, Term Loan(4)(5) L+ 7.00% Cash, 5.00% PIK, 2/1/2015	10,164,896	10,046,111	10,164,896	3.88
Total Building & Real Estate		10,046,111	10,164,896	3.88

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2014 (unaudited)

Security Description	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Debt Investments (continued)
Chemicals
American Pacific Corporation, Term Loan*(4) L+ 6.00%, 1.00% L Floor, 2/27/2019	1,597,327	$1,586,161	$1,613,301	0.62%
Arclin US Holdings Inc., 2nd Lien Term Loan*(4) L+ 6.00%, 1.75% L Floor, 1/15/2015	2,585,098	2,567,747	2,585,098	0.99
Galata Chemicals, LLC, Term Loan* L+ 8.00%, 1.00% L Floor, 2/28/2019	10,500,000	10,300,763	10,300,465	3.92
Total Chemicals		14,454,671	14,498,864	5.53
Communications
Aspect Software, Inc., Tranche B Term Loan* L+ 5.50%, 1.75% L Floor, 5/7/2016	7,534,043	7,517,840	7,595,295	2.90
HC Cable OpCo, LLC, Term Loan* L+ 8.50%, 1.00% L Floor, 7/17/2018	10,928,059	10,773,369	11,115,879	4.24
Sirva Worldwide, Loan* L+ 6.25%, 1.25% L Floor, 3/27/2019	4,937,500	4,859,705	5,023,906	1.92
Total Communications		23,150,914	23,735,080	9.06
Consumer Finance Services
PlanMember Financial Corporation, Term Loan*(4) L+ 8.50%, 1.50% L Floor, 2/14/2018	1,441,295	1,413,758	1,441,295	0.55
Project Sunshine IV Pty Ltd (Sensis), Initial Term Loan*(4) L+ 7.00%, 1.00% L Floor, 2/28/2019	6,633,222	6,570,271	6,699,554	2.55
TCFI HUR LLC (Huron), Term Loan*(5) L+ 10.00% Cash, 4.00% PIK, 8/22/2018	6,592,692	6,592,692	6,592,692	2.52
Total Consumer Finance Services		14,576,721	14,733,541	5.62
Electrical Equipment
Roberts-Gordon LLC, Term Loan* L+ 10.00%, 2.00% L Floor, 4/20/2016	8,669,800	8,658,212	8,669,800	3.31
Total Electrical Equipment		8,658,212	8,669,800	3.31
Food Stores – Retail
Apple & Eve, LLC, Term Loan* L+ 8.25%, 1.25% L Floor, 12/11/2017	10,357,252	10,298,510	10,357,252	3.95
Sqwincher Corporation (The), Term Loan* L+ 10.00%, 1.50% L Floor, 8/3/2016	6,573,900	6,522,335	6,580,024	2.51
Total Food Stores – Retail		16,820,845	16,937,276	6.46
Health Services
Ellman International, Inc., Term Loan(3) Base Rate + 8.50%**, 2/28/2014	3,256,914	3,282,349	3,094,068	1.18
Ellman International, Inc., Revolver(3) Base Rate + 8.50%**, 2/28/2014	1,985,546	2,001,053	1,886,269	0.72
SCG Capital Corporation (Radiation Therapy), Term Note L+ 12.00%, 5/1/2017	7,320,613	7,320,613	7,320,613	2.80
Virtual Radiologic Corporation, Term Loan B* L+ 5.50%, 1.75% L Floor, 12/22/2016	4,850,000	4,828,442	3,443,500	1.31
Walnut Hill Physicians' Hospital, LLC, Acquistion Loan(4) 12.50%, 7/31/2014	1,528,977	1,528,977	1,528,977	0.58
Walnut Hill Physicians' Hospital, LLC, Term Loan(4) 12.50%, 4/1/2019	8,078,724	8,078,724	8,078,724	3.08
Total Health Services		27,040,158	25,352,151	9.67

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2014 (unaudited)

Security Description	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Debt Investments (continued)
Insurance Agents
Affirmative Insurance Holdings, Inc., Term Loan* L+ 7.25%, 1.25% L Floor, 3/30/2016	6,035,603	$5,819,028	$5,884,713	2.25%
Worley Claims Services, LLC, Term Loan* L+ 11.00%, 1.50% L Floor, 7/6/2017	6,148,689	6,074,541	6,210,176	2.36
Total Insurance Agents		11,893,569	12,094,889	4.61
Machinery
Paladin Brands Holding, Inc. (IES), Initial Loan L+ 5.50%, 1.25% L Floor, 8/16/2019	767,889	767,889	775,568	0.30
Total Machinery		767,889	775,568	0.30
Miscellaneous Manufacturing
Arctic Glacier USA, Inc., New Term Loans* L+ 4.00%, 1.00% L Floor, 5/10/2019	2,682,854	2,682,854	2,662,733	1.02
Anchor Hocking, LLC (EveryWare Global), Term Loan* L+ 6.25%, 1.25% L Floor, 5/21/2020	6,930,000	6,872,357	4,972,275	1.90
AP Gaming I, LLC, Term Loan B* L+ 8.25%, 1.00% L Floor, 12/20/2020	4,975,000	4,837,123	5,024,750	1.92
Axia Acquisition Corporation, Term Loan A(5) L+ 3.00%, 6% PIK, 2.00% L Floor, 3/12/2016	931,323	886,142	931,323	0.36
CR Brands, Inc., Term Loan* L+ 7.25%, 1.00% L Floor, 3/31/2019	10,500,000	10,300,581	10,300,815	3.93
Expera Specialty Solutions, LLC, Term Loan* L+ 6.25%, 1.25% L Floor, 12/26/2018	6,930,000	6,817,207	6,981,975	2.66
Frontier Spinning Mills, Inc., Term Loan* L+ 6.50%, 1.00% L Floor, 12/19/2018	4,936,709	4,912,929	4,912,025	1.87
Kranos Acquisition Corp., Term Loan* L+ 9.00%, 1.00% L Floor, 6/15/2017	10,500,000	10,436,211	10,402,403	3.97
Nursery Supplies, Inc., Term Loan* L+ 7.50%, 1.00% L Floor, 6/13/2018	11,081,250	11,037,465	11,186,901	4.26
Port Townsend Holdings Company, Inc., Revolver* L+ 12.00%, 1.00% L Floor, 12/20/2015	5,325,597	5,324,889	5,325,597	2.03
Ranpak Corp., Second Lien Term Loan* L+ 7.25%, 1.25% L Floor, 4/23/2020	1,000,000	991,739	1,018,750	0.39
Valterra Products Holdings, LLC, Term Loan* L+ 9.00%, 1.00% L Floor, 5/31/2018	8,572,597	8,438,327	8,737,322	3.33
Total Miscellaneous Manufacturing		73,537,824	72,456,869	27.64
Miscellaneous Retail
Confluence Outdoor, LLC, Term Loan* L+ 7.00%, 1.00% L Floor, 4/18/2019	6,656,997	6,545,220	6,540,499	2.50
PD Products, LLC, Term Loan* L+ 10.50%, 1.50% L Floor, 10/4/2018	10,367,258	10,190,389	10,366,114	3.95
PD Products, LLC, Revolver L+ 10.50%, 1.50% L Floor, 10/4/2018	607,031	596,686	606,964	0.23
PSP Group, LLC, Term Loan* L+ 4.75%, 1.50% L Floor, 9/13/2016	4,385,206	4,359,773	4,341,354	1.66
Total Miscellaneous Retail		21,692,068	21,854,931	8.34

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2014 (unaudited)

Security Description	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Debt Investments (continued)
Miscellaneous Services
Attachmate Corporation, Second Lien Term Loan* L+ 9.50%, 1.50% L Floor, 11/22/2018	10,365,221	$10,330,219	$10,468,873	4.00%
Dorsey School of Business Holdings, Inc., Term Loan* L+ 8.00%, 1.50% L Floor, 6/28/2018	4,750,000	4,750,000	4,750,000	1.81
Global Traffic Technologies, LLC, Term Loan A* L+ 5.25%, 1.25% L Floor, 6/30/2015	2,838,325	2,822,388	2,838,325	1.08
Global Traffic Technologies, LLC, Term Loan B* L+ 5.25%, 1.25% L Floor, 6/30/2015	3,560,206	3,560,470	3,560,206	1.36
Midwest Technical Institute, Inc., Term Loan A* L+ 8.00%, 1.50% L Floor, 10/4/2017	7,873,979	7,873,979	7,873,979	3.01
NAP Asset Holdings Ltd., Canadian Term Loan* L+ 7.00%, 1.00% L Floor, 3/22/2018	2,551,788	2,532,561	2,551,788	0.97
NAP Asset Holdings Ltd., Term Loan* L+ 7.00%, 1.00% L Floor, 3/22/2018	5,711,145	5,668,113	5,711,145	2.18
SC Academy Holdings, Inc., Term Loan L+ 14.00%, 7/16/2016	7,760,599	5,644,367	5,587,631	2.13
Sprint Industrial Holdings, LLC, Term Loan (First Lien)* L+ 5.75%, 1.25% L Floor, 5/14/2019	7,404,189	7,352,584	7,422,699	2.83
Tecta America Corp., Term Loan* L+ 4.00%, 1.00% L Floor, 7/1/2018	4,071,985	3,880,219	3,868,386	1.48
Tecta America Corp., Revolver L+ 4.00%, 7/1/2018	771,568	734,544	732,989	0.28
Total Miscellaneous Services		55,149,444	55,366,021	21.13
National Security
Sirius Computer Solutions (SCS Holdings I Inc.), Term Loan* L+ 5.75%, 1.25% L Floor, 12/7/2018	3,007,692	2,985,525	3,020,877	1.15
Total National Security		2,985,525	3,020,877	1.15
Printing & Publishing
Penn Foster, Inc., Term Loan Base Rate+ 5.00%**, 3/31/2015	1,022,708	1,022,708	997,140	0.38
Total Printing & Publishing		1,022,708	997,140	0.38
Restaurants
Rita's Water Ice Franchise Company, LLC, Term Loan B* L+ 12.50%, 1.50% L Floor, 11/30/2016	4,687,500	4,687,500	4,687,500	1.79
Ted's Cafe Escondido Holdings, Inc., Term Loan A* L+ 8.00%, 1.50% L Floor, 12/31/2018	7,000,000	7,000,000	7,000,000	2.67
Ted's Cafe Escondido Holdings, Inc., Revolver L+ 8.00%, 1.50% L Floor, 12/31/2018	225,000	225,000	225,000	0.09
Total Restaurants		11,912,500	11,912,500	4.55
Specialty Services
Vistronix, LLC, Term Loan* L+ 7.50%, 1.00% L Floor, 12/4/2018	10,237,500	10,145,889	10,145,833	3.87
Vistronix, LLC, Revolver L+ 7.50%, 1.00% L Floor, 12/4/2018	306,250	303,555	303,508	0.12
Total Specialty Services		10,449,444	10,449,341	3.99

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2014 (unaudited)

Security Description	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Debt Investments (continued)
Transportation Services
EZE Trucking, LLC, Term Loan*(5) L+ 10.75% Cash, 1.00% PIK, 0.25% L Floor, 7/31/2018	10,482,961	$10,171,865	$10,482,961	4.00%
Fleetgistics Holdings, Inc., Term Loan* L+ 5.88%, 2.00% L Floor, 3/23/2015	1,371,808	1,372,398	1,234,628	0.47
MXD Group, Inc. (fka Exel Direct Inc.), Term Loan* L+ 11.00%, 1.00% L Floor, 5/31/2018	13,562,500	13,347,419	13,562,500	5.17
Ozburn-Hessey Holding Company LLC, Term Loan B* L+ 5.50%, 1.25% L Floor, 5/23/2019	6,435,000	6,382,522	6,437,104	2.46
Raymond Express International, LLC, Term Loan* L+ 7.75%, 1.75% L Floor, 2/28/2018	4,004,181	3,974,150	4,064,244	1.55
Stafford Logistics, Inc., Term Loan* L+ 5.50%, 1.25% L Floor, 6/26/2019	3,814,533	3,779,423	3,814,533	1.46
Total Transportation Services		39,027,777	39,595,970	15.11
Wholesale Durable Goods
Howard Berger Co. LLC, Term A Loan* L+ 5.75%, 1.25% L Floor, 8/3/2017	1,866,438	1,849,145	1,773,116	0.68
Total Wholesale Durable Goods		1,849,145	1,773,116	0.68
Total Debt Investments		$382,721,369	$382,228,529	145.85%
Financial Assests
Consumer Finance Services
GLC Trust 2013-2 Consumer Loan Portfolio(1)(4)(6)	45,799,980	$45,799,980	$45,321,601	17.29%
Total Consumer Finance Services		45,799,980	45,321,601	17.29
Total Financial Assets		$45,799,980	$45,321,601	17.29%
Total Non-Control/Non-Affiliate Investments		$430,666,270	$433,878,833	165.55%
Unfunded Obligations
Communications
HC Cable OpCo, LLC, Revolver 0.50%, 7/17/2018	489,362	$(6,927)	$8,411	—%
Total Communications		(6,927)	8,411	—
Miscellaneous Manufacturing
Valterra Products Holdings, LLC, Revolver 0.50%, 5/31/2018	1,588,437	(24,879)	30,522	0.01
Total Miscellaneous Manufacturing		(24,879)	30,522	0.01
Miscellaneous Retail
Confluence Outdoor, LLC, Delayed Draw Term Loan(2) 2.00%, 4/18/2019	3,328,498	2,361	(58,249)	(0.02)
PD Products, LLC, Revolver(2) 0.50%, 10/4/2018	1,033,594	(17,615)	(114)	—
Total Miscellaneous Retail		(15,254)	(58,363)	(0.02)

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

June 30, 2014 (unaudited)

Security Description	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Unfunded Obligations (continued)
Miscellaneous Services
Dorsey School of Business Holdings, Inc., Revolver 0.60%, 6/30/2015	1,000,000	$—	$—	—%
Global Traffic Technologies, LLC, Revolver 0.60%, 6/30/2015	1,458,439	108	—	—
Midwest Technical Institute, Inc., Revolver 0.60%, 6/30/2015	1,664,249	—	—	—
Tecta America Corp., Revolver(2) 0.50%, 7/1/2018	5,497,420	(258,896)	(274,871)	(0.10)
Total Miscellaneous Services		(258,788)	(274,871)	(0.10)
Restaurants
Ted's Cafe Escondido Holdings, Inc., Revolver 0.50%, 7/1/2018	275,000	—	—	—
Ted's Cafe Escondido Holdings, Inc., Delayed Draw Term Loan B 0.50%, 7/1/2018	1,000,000	—	—	—
Total Restaurants		—	—	—
Specialty Services
Vistronix, LLC, Revolver(2) 0.50%, 12/4/2018	568,750	(5,090)	(5,093)	—
Total Specialty Services		(5,090)	(5,093)	—
Transportation Services
EZE Trucking, LLC, CapEx A Loan 0.50%, 7/31/2018	1,400,000	(28,579)	—	—
Raymond Express International, LLC, Revolver 0.50%, 2/28/2018	537,752	(4,031)	8,066	—
Total Transportation Services		(32,610)	8,066	—
Total Unfunded Obligations		$(343,548)	$(291,328)	(0.11)%
Total Investments – United States		$430,322,722	$433,587,505	165.44%

*	Denotes that all or a portion of the loan secures the loans under the CLO (see Note 7).
**	All references to an alternate base rate are based on the Prime Rate.
L	London Interbank Offered Rate.
(1)	GLC Trust 2013-2 includes 4,103 small balance consumer loans with an average par of $11,163, a weighted average adjusted rate of 15.6% and a weighted average maturity of 1/15/2018. See Note 4 for additional information.
(2)	The negative fair value is the result of the unfunded commitment being valued below par. These amounts may or may not be funded to the borrowing party now or in the future.
(3)	Investment is currently in default, not income producing and placed on non-accrual status.
(4)	Not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(5)	Coupon is payable in cash and/or payment-in-kind (PIK).
(6)	See exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 for detail on underlying loans.

All debt investments were income-producing as of June 30, 2014 except as noted above. Common equity and preferred equity investments are non-income-producing unless otherwise noted.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2013

Security Description	Par/Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments – United States
Common Equity
Health Services
Juniper TGX Investment Partners, LLC, Common	670,624	$670,623	$670,623	0.26%
Total Health Services		670,623	670,623	0.26
Miscellaneous Manufacturing
Valterra Products Holdings, LLC, Common Class A	185,847	185,847	253,796	0.10
Valterra Products Holdings, LLC, Common Class B	20,650	20,650	28,200	0.01
Total Miscellaneous Manufacturing		206,497	281,996	0.11
Miscellaneous Retail
Provo Craft Holdings, LLC, Common	101	—	77	—
Total Miscellaneous Retail		—	77	—
Transportation Services
EZE Trucking, LLC, Common	2,678	267,801	—	—
Total Transportation Services		267,801	—	—
Total Common Equity		$1,144,921	$952,696	0.37%
Preferred Equity
Consumer Finance Services
Prosper Marketplace, Series B Preferred Stock	1,000,000	$1,000,000	$1,000,000	0.39%
Total Consumer Finance Services		1,000,000	1,000,000	0.39
Total Preferred Equity		$1,000,000	$1,000,000	0.39%
Debt Investments
Apparel Products
Joe’s Jeans Inc., Term Loan* L+ 10.75%, 1.25% L Floor, 9/30/2018	10,500,000	$10,300,696	$10,300,581	4.05%
Totes Isotoner Corporation, Delayed Draw Term Loan* L+ 5.75%, 1.50% L Floor, 7/7/2017	400,403	400,403	401,155	0.16
Totes Isotoner Corporation, Initial Term Loan (First Lien)* L+ 5.75%, 1.50% L Floor, 7/7/2017	4,817,673	4,770,707	4,826,731	1.90
Total Apparel Products		15,471,806	15,528,467	6.11
Automotive
BBB Industries LLC, Term Loan* L+ 4.25%, 1.25% L Floor, 3/27/2019	4,908,750	4,865,936	4,908,750	1.93
CTC Casting Technologies, Inc. (Compass), Term Loan* L+ 8.00%, 1.00% L Floor, 11/27/2016	7,631,064	7,574,576	7,574,523	2.98
Penda Corporation, Term Loan L+ 14.00%, 1/26/2019	7,213,936	7,081,475	7,080,998	2.79
Total Automotive		19,521,987	19,564,271	7.70

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2013

Security Description	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Debt Investments (continued)
Broadcasting & Entertainment
KXLA TV 44, Inc., Term Loan* L+ 9.50%, 2.00% L Floor, 3/31/2016	8,308,905	$8,370,788	$8,308,905	3.27%
Sesac Holdco II, LLC, Term Loan (First Lien)* L+ 4.00%, 1.00% L Floor, 2/7/2019	990,000	981,582	993,713	0.39
Sesac Holdco II, LLC, Term Loan (Second Lien)* L+ 8.75%, 1.25% L Floor, 7/12/2019	5,250,000	5,387,088	5,355,000	2.11
Total Broadcasting & Entertainment		14,739,458	14,657,618	5.77
Chemicals
Arclin US Holdings Inc., Second Lien Term Loan* L+ 6.00%, 1.75% L Floor, 1/15/2015	2,598,597	2,565,212	2,598,597	1.02
Total Chemicals		2,565,212	2,598,597	1.02
Communications
Aspect Software, Inc., Tranche B Term Loan* L+ 5.25%, 1.75% L Floor, 5/7/2016	7,732,307	7,711,983	7,746,844	3.05
ConvergeOne Holdings Corp, Term Loan* L+ 8.00%, 1.25% L Floor, 5/8/2019	11,248,571	11,098,514	11,103,240	4.37
HC Cable OpCo, LLC, Term Loan L+ 8.50%, 1.00% L Floor, 7/17/2018	10,983,112	10,808,591	10,808,486	4.26
Northland Cable Television, Inc., Term Loan* L+ 6.00%, 1.75% L Floor, 12/30/2016	2,821,848	2,735,409	2,821,848	1.11
Sirva Worldwide, Loan* L+ 6.25%, 1.25% L Floor, 3/27/2019	4,962,500	4,876,131	5,061,750	1.99
U.S. Telepacific Corp., Term Loan* L+ 4.50%, 1.25% L Floor, 2/23/2017	2,926,005	2,923,286	2,927,468	1.15
Total Communications		40,153,914	40,469,636	15.93
Consumer Finance Services
PlanMember Financial Corporation, Term Loan* L+ 8.50%, 1.50% L Floor, 2/14/2018	1,477,500	1,445,451	1,477,500	0.58
Total Consumer Finance Services		1,445,451	1,477,500	0.58
Electrical Equipment
Roberts-Gordon LLC, Term Loan* L+ 10.00%, 2.00% L Floor, 4/20/2016	9,440,983	9,419,121	9,469,436	3.73
Syncsort Incorporated, Term Loan* Base Rate+ 4.25%**, 3/31/2015	3,128,670	3,109,864	3,128,670	1.23
Total Electrical Equipment		12,528,985	12,598,106	4.96
Food Stores – Retail
Apple & Eve, LLC, Term Loan* L+ 12.50%, 1.25% L Floor, 12/11/2017	8,775,541	8,706,337	8,858,488	3.49
Sagittarius Restaurants LLC (Del Taco), Initial Term Loan* L+ 5.00%, 1.25% L Floor, 10/1/2018	4,642,857	4,602,863	4,642,857	1.83
Sailormen Inc. (Interfoods of America), Term Loan L+ 4.00%, 2.25% L Floor, 6/30/2017	4,212,681	3,438,365	3,412,271	1.34
Sqwincher Corporation (The), Term Loan* L+ 10.00%, 1.50% L Floor, 8/3/2016	6,773,900	6,708,178	6,813,801	2.68
Total Food Stores – Retail		23,455,743	23,727,417	9.34

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2013

Security Description	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Debt Investments (continued)
Health Services
Ellman International, Inc., Term Loan L+ 7.50%, 1.50% L Floor, 2/28/2014	3,256,914	$3,244,920	$3,244,714	1.27%
Ellman International, Inc., Revolver Base Rate + 6.50%**, 2/28/2014	794,219	810,730	810,608	0.32
eResearchTechnology, Inc., Term Loan* L+ 4.75%, 1.25% L Floor, 5/2/2018	6,435,000	6,407,882	6,443,044	2.54
Virtual Radiologic Corporation, Term Loan B* L+ 5.50%, 1.75% L Floor, 12/22/2016	4,875,000	4,848,997	2,754,375	1.08
SCG Capital Corporation (Radiation Therapy), Term Loan L+ 12.00%, 3/1/2017	3,227,737	3,227,737	3,227,737	1.27
Theragenics Corporation, Term Loan* L+ 10.25%, 1.25% L Floor, 10/29/2018	9,938,040	9,735,411	9,746,137	3.84
Walnut Hill Physicians’ Hospital, Construction Loan 12.50%, 3/31/2014	9,798,642	9,798,642	9,798,642	3.86
Total Health Services		38,074,319	36,025,257	14.18
Hotels and Motels
Buffalo Thunder Inc., Term Loan* L+ 3.00%, 1/1/2014	280,105	280,105	280,105	0.11
Total Hotels and Motels		280,105	280,105	0.11
Insurance Agents
Affirmative Insurance Holdings, Inc., Term Loan* L+ 7.25%, 1.25% L Floor, 3/30/2016	7,041,537	6,717,183	6,689,460	2.63
Worley Claims Services, LLC, Term Loan* L+ 11.00%, 1.50% L Floor, 7/6/2017	6,506,431	6,415,070	6,669,923	2.63
Total Insurance Agents		13,132,253	13,359,383	5.26
Machinery
Paladin Brands Holding, Inc. (IES), Initial Loan L+ 5.50%, 1.25% L Floor, 8/16/2019	797,000	797,000	790,026	0.31
Total Machinery		797,000	790,026	0.31
Metal Mining
Metal Services LLC (Phoenix), New Term Loans* L+ 5.00%, 1.00% L Floor, 6/30/2017	3,477,728	3,477,728	3,500,333	1.38
Total Metal Mining		3,477,728	3,500,333	1.38
Miscellaneous Manufacturing
Arctic Glacier USA, Inc., Term Loan (First Lien)* L+ 4.75%, 1.25% L Floor, 5/10/2019	4,701,375	4,680,410	4,713,128	1.85
Alpha Packaging Holdings, Inc., Tranche B Term Loan* L+ 4.50%, 1.25% L Floor, 9/17/2016	3,144,375	3,099,606	3,081,488	1.21
Anchor Hocking, LLC (EveryWare Global), Term Loan L+ 6.25%, 1.25% L Floor, 5/21/2020	6,965,000	6,902,191	7,069,475	2.78
AP Gaming Holdings, LLC, Term Loan B* L+ 8.25%, 1.00% L Floor, 12/20/2020	5,000,000	4,850,821	4,875,000	1.92

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2013

Security Description	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Debt Investments (continued)
Axia Acquisition Corporation, Term Loan A L+ 9.00%, 2.00% L Floor, 3/12/2016	903,851	$852,578	$903,851	0.36%
Expera Specialty Solutions, LLC, Term Loan* L+ 6.25%, 1.25% L Floor, 12/26/2018	6,965,000	6,839,118	7,034,650	2.77
Kranos Acquisition Corp., Term Loan* L+ 11.00%, 1.00% L Floor, 6/15/2017	10,000,000	9,930,942	10,145,479	3.99
Nursery Supplies, Inc., Term Loan* L+ 7.50%, 1.00% L Floor, 6/13/2018	11,356,250	11,305,750	11,520,838	4.53
Ranpak Corp., Second Lien Term Loan* L+ 7.25%, 1.25% L Floor, 4/23/2020	1,000,000	991,035	1,025,000	0.40
Valterra Products Holdings, LLC, Term Loan* L+ 9.00%, 1.00% L Floor, 5/31/2018	8,681,802	8,528,610	8,891,639	3.50
Total Miscellaneous Manufacturing		57,981,061	59,260,548	23.31
Miscellaneous Retail
PD Products, LLC, Term Loan* L+ 10.50%, 1.50% L Floor, 10/4/2018	10,500,000	10,300,235	10,300,120	4.05
PD Products, LLC, Revolver* L+ 10.50%, 1.50% L Floor, 10/4/2018	278,906	274,926	274,909	0.11
PSP Group, LLC, Term Loan* L+ 4.75%, 1.50% L Floor, 9/13/2016	4,410,206	4,378,877	4,388,155	1.73
Total Miscellaneous Retail		14,954,038	14,963,184	5.89
Miscellaneous Services
Attachmate Corporation, Second Lien Term Loan* L+ 9.50%, 1.50% L Floor, 11/22/2018	9,865,221	9,823,489	9,618,590	3.79
Global Traffic Technologies, LLC, Term Loan A* L+ 5.25%, 1.25% L Floor, 6/30/2015	2,962,584	2,933,395	2,962,584	1.17
Global Traffic Technologies, LLC, Term Loan B* L+ 5.25%, 1.25% L Floor, 6/30/2015	3,560,206	3,544,534	3,560,206	1.40
NAP Asset Holdings Ltd., Canadian Term Loan* L+ 7.00%, 1.00% L Floor, 3/22/2018	2,888,094	2,863,437	2,888,094	1.14
NAP Asset Holdings Ltd., Term Loan* L+ 7.00%, 1.00% L Floor, 3/22/2018	6,463,830	6,408,645	6,463,830	2.54
Sprint Industrial Holdings, LLC, Term Loan (First Lien)* L+ 5.75%, 1.25% L Floor, 5/14/2019	5,970,000	5,916,719	6,014,775	2.37
Vision Solutions, Inc., Term Loan (First Lien)* L+ 4.50%, 1.50% L Floor, 7/23/2016	7,181,084	7,138,126	7,181,084	2.82
Total Miscellaneous Services		38,628,345	38,689,163	15.23
National Security
Scitor Corporation, Term Loan* L+ 3.50%, 1.50% L Floor, 2/15/2017	6,639,773	6,631,840	6,531,876	2.57
Sirius Computer Solutions (SCS Holdings I Inc.), Term Loan* L+ 5.75%, 1.25% L Floor, 12/7/2018	3,238,462	3,211,926	3,268,717	1.29
Total National Security		9,843,766	9,800,593	3.86

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2013

Security Description	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Debt Investments (continued)
Oil & Gas
Varel International Energy Funding Corp., Term Loan* L+ 7.75%, 1.50% L Floor, 7/17/2017	7,760,000	$7,638,232	$7,876,400	3.10%
Total Oil & Gas		7,638,232	7,876,400	3.10
Printing & Publishing
Penn Foster, Inc., Term Loan* Base Rate+ 5.00%**, 3/31/2015	1,111,639	1,111,639	978,242	0.39
Playboy Enterprises, Inc., Term Loan* L+ 6.00%, 1.25% L Floor, 3/6/2017	6,050,741	6,029,173	5,929,727	2.33
Total Printing & Publishing		7,140,812	6,907,969	2.72
Restaurants
BMP/Pennant Holdings, LLC, Term Loan A* L+ 4.00% Cash, L+ 3.00% PIK, 6/27/2014	2,741,812	2,666,385	2,604,722	1.03
BMP/Pennant Holdings, LLC, Term Loan B L+ 6.00% Cash, L+ 5.00% PIK, 6/27/2014	614,445	598,423	460,834	0.18
Total Restaurants		3,264,808	3,065,556	1.21
Specialty Services
Vistronix, LLC, Term Loan* L+ 7.50%, 1.00% L Floor, 12/4/2018	10,446,364	10,342,421	10,342,363	4.07
SI Organization, Inc. (The), New Tranche B Term Loan* L+ 4.25%, 1.25% L Floor, 11/22/2016	4,847,243	4,813,693	4,750,297	1.86
Total Specialty Services		15,156,114	15,092,660	5.93
Textile Products
Universal Fiber Systems, LLC, Term Loan* L+ 5.75%, 1.75% L Floor, 6/26/2015	3,875,000	3,862,146	3,875,000	1.53
Total Textile Products		3,862,146	3,875,000	1.53
Transportation Services
EZE Trucking, LLC, Term Loan* L+ 9.75%, 7/31/2018	10,425,000	10,186,355	10,186,213	4.02
Fleetgistics Holdings, Inc., Term Loan* L+ 5.88%, 2.00% L Floor, 3/23/2015	1,640,359	1,641,545	1,600,990	0.63
MXD Group, Inc. (fka Exel Direct Inc.), Term Loan* L+ 11.00%, 1.00% L Floor, 5/31/2018	13,912,500	13,664,020	13,666,860	5.38
Ozburn-Hessey Holding Company LLC, Term Loan B* L+ 5.50%, 1.25% L Floor, 5/23/2019	6,467,500	6,409,408	6,483,103	2.55
Raymond Express International, LLC, Term Loan* L+ 7.75%, 1.75% L Floor, 2/28/2018	4,463,343	4,425,340	4,530,293	1.78
Stafford Logistics, Inc., Term Loan* L+ 5.50%, 1.25% L Floor, 6/26/2019	3,833,799	3,797,026	3,833,799	1.51
State Class Tankers II LLC, Term Loan L+ 5.50%, 1.25% L Floor, 6/20/2020	5,000,000	5,001,911	5,075,000	2.00
Total Transportation Services		45,125,605	45,376,258	17.87

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

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

For the three and six months ended June 30, 2014 and June 30, 2013

	Three months ended June 30, 2014	Three months ended June 30, 2013	Six months ended June 30, 2014	Six months ended June 30, 2013
Investment income
Interest income
Non-Control/Non-Affiliate investments	$12,847,510	$7,611,496	$23,281,588	$13,084,589
Affiliate investments	—	—	462,080	—
Dividend income
Affiliate investments	—	—	385,765	—
Total investment income	12,847,510	7,611,496	24,129,433	13,084,589
Expenses
Interest	1,608,142	1,619,182	3,356,665	3,002,756
Management fee	2,016,078	1,513,959	3,973,859	2,545,330
Incentive fee	2,189,556	117,036	5,795,889	117,036
Professional fees	261,005	351,057	660,563	608,371
Directors’ fees	94,046	95,524	187,251	168,680
Administrator expenses	198,400	220,184	403,635	370,023
Other expenses	501,716	278,708	884,428	390,775
Total expenses	6,868,943	4,195,650	15,262,290	7,202,971
Base management fee waived	—	(1,513,959)	—	(1,952,579)
Incentive fees waived	—	(117,036)	—	(117,036)
Directors’ fees waived	—	—	—	(34,426)
Administrator expenses waived	—	—	—	(101,197)
Net expenses	6,868,943	2,564,655	15,262,290	4,997,733
Net investment income	5,978,567	5,046,841	8,867,143	8,086,856
Realized and unrealized gain/(loss) on investments
Net realized gain/(loss) from investments
Non-Control/Non-Affiliate investments	799,494	585,179	1,570,115	(5,351,238)
Affiliate investments	—	—	8,126,034
Net change in unrealized gain/(loss) from investments
Non-Control/Non-Affiliate investments	2,280,499	1,165,177	3,010,489	7,337,844
Affiliate investments	—	—	(1,838,734)
Net realized and unrealized gain/(loss) on investments	3,079,993	1,750,356	10,867,904	1,986,606
Net increase in net assets resulting from operations	$9,058,560	$6,797,197	$19,735,047	$10,073,462
Net investment income per common share	$0.36	$0.30	$0.53	$0.59
Net increase in net assets resulting from operations per common share	$0.54	$0.41	$1.18	$0.74
Basic weighted average common shares outstanding	16,758,779	16,689,985	16,758,779	13,611,368
Dividends and distributions declared per common share(1)	$0.35	$0.35	$0.70	$1.34

(1)	Calculated using basic weighted average common shares outstanding.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

For the six months ended June 30, 2014 and June 30, 2013

	June 30, 2014	June 30, 2013
Increase in net assets from operations:
Net investment income	$8,867,143	$8,086,856
Net realized gain/(loss) from investments	9,696,149	(5,351,238)
Net change in unrealized appreciation/(depreciation) on investments	1,171,755	7,337,844
Net increase in net assets/members' capital from operations:	19,735,047	10,073,462
Dividends and distributions to stockholders:
Distributions-in-kind(1)	—	(9,991,329)
Distributions to stockholders(2)	(11,731,145)	(8,018,313)
Return of capital	—	(247,260)
Total dividends and distributions to stockholders	(11,731,145)	(18,256,902)
Common Share transactions(3)
Issuance of common stock, net of underwriting costs	—	87,463,519
Offering costs	—	(564,140)
Net increase in net assets from common share transactions:	—	86,899,379
Total increase in net assets	8,003,902	78,715,939
Net assets at beginning of period	254,080,598	173,669,492
Undistributed net investment income included in net assets	$2,864,002	$(331,107)
Net assets at end of period	$262,084,500	$252,385,431
Net asset value per common share	$15.64	$15.06
Common shares outstanding at end of period(3)	16,758,779	16,758,779

(1)	Distributions-in-kind were made to only those investors who held shares of the Company’s common stock prior to the IPO.
(2)	Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.
(3)	Adjusted for Reverse Stock Split. See Note 1 for further information on share transactions.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

For the six months ended June 30, 2014 and June 30, 2013

	June 30, 2014	June 30, 2013
Cash flows from operating activities
Net increase in net assets resulting from operations	$19,735,047	$10,073,462
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net accretion of discounts on investments	(1,085,943)	(708,449)
Net realized (gain)/loss from investments	(9,696,149)	5,351,238
Amortization of discount on senior secured notes payable	34,226	—
Amortization of deferred debt issuance costs	340,934	404,348
Net change in unrealized (appreciation)/depreciation on investments	(1,171,755)	(7,337,844)
Paid-in-kind interest	(340,355)	—
Purchases of investments	(212,326,406)	(282,504,971)
Paydowns of investments	154,002,493	70,809,677
Sales of investments	66,112,089	6,837,329
Changes in operating assets and liabilities:
Decrease in cash and cash equivalents, restricted	255,099	57,233,459
(Increase) in due from counterparties	(9,175,099)	(5,140,159)
(Increase) in accrued interest receivable	(263,007)	(758,387)
(Increase) in deferred offering costs	(258,492)	—
(Increase) in other assets	(404,108)	(484,077)
(Decrease) increase in due to counterparties	(37,477)	7,635,077
Increase in payables to affiliates	4,250,638	128,300
(Decrease) increase in interest payable on notes payable	(815,259)	204,348
(Decrease) increase in accrued expenses and other payables	(248,377)	82,213
Net cash provided by (used in) operating activities	8,908,099	(138,174,436)
Cash flows from financing activities
Capital contributions	—	87,463,519
Distributions paid to stockholders	(11,731,145)	(8,265,573)
Deferred offering costs	—	(564,140)
Deferred debt issuance costs	—	(460,169)
Proceeds from GLC Trust 2013-2 revolving note	5,258,324	—
Proceeds from borrowing on revolving note	—	50,000,000
Net cash (used in) provided by financing activities	(6,472,821)	128,173,637
Net increase (decrease) in cash and cash equivalents	2,435,278	(10,000,799)
Cash and cash equivalents at beginning of period	13,664,583	21,680,791
Cash and cash equivalents at end of period	$16,099,861	$11,679,992
Supplemental disclosure of cash flow information
Cash paid for interest expense	$3,826,951	$2,394,107

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

June 30, 2014

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

June 30, 2014

1. Organization  – (continued)

On April 19, 2012, GARS formed GF 2012-1 LLC for the purpose of acquiring or participating in U.S. dollar-denominated senior secured or second lien corporate loans and to acquire up to $150.0 million in financing.

On May 21, 2012, GF 2012-1 entered into a $150.0 million credit facility (the “Credit Facility”), consisting of $125.0 million of term loans (“Class A-T Loans”) and $25.0 million of revolving loans (“Class A-R Loans”), which was utilized to refinance the GF 2010-1 Notes (as defined in Note 7).

On May 17, 2013, GARS formed GLC Trust 2013-2, a Delaware statutory trust (“GLC Trust 2013-2”). This entity is a wholly owned subsidiary of GARS created for the purpose of investing in a portfolio of small balance consumer loans. GLC Trust 2013-2 is 100% owned by GARS. GLC Trust 2013-2 has entered into agreements with Prosper Funding LLC, US Bank, N.A. and M&T Bank to act as servicer, trustee and custodian, respectively, for GLC Trust 2013-2. GLC Trust 2013-2 closed on a $10.0 million revolving facility with Capital One Bank, N.A. on December 6, 2013. The revolving facility includes an accordion feature, such that GLC Trust 2013-2 was permitted to increase the total commitment up to $15.0 million under the terms of the loan agreement. GARS exercised this option on December 20, 2013.

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

SEI Investments Global Fund Services, Inc. (the “Sub-Administrator”) was the Company’s sub-administrator through September 30, 2013. The Sub-Administrator performed certain accounting and administrative services

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

1. Organization  – (continued)

for the Company and received a monthly fee from the Company equal to a percentage of the total net assets of the Company. The Sub-Administrator was also reimbursed by the Company for all reasonable out-of-pocket expenses.

GARS entered into an investment advisory agreement with the Investment Adviser, which was effective as of October 9, 2012 and subsequently amended and restated on May 6, 2014 (the “Investment Advisory Agreement”). The Investment Adviser is responsible for sourcing potential investments, conducting research and diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis subject to the supervision of the Board. The Investment Adviser was organized in November 2010 and is a registered Investment Adviser under the Investment Advisers Act of 1940, as amended. The Investment Adviser is an affiliate of Garrison Investment Group LP, which is also the investment manager of various stockholders of the Company.

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

GF 2013-2 Manager owns a 100% interest in GF 2013-2, which is an investment company for accounting purposes, and also provides collateral management services solely to GF 2013-2. As such, GARS has consolidated the accounts of these entities into these consolidated financial statements. As a result of this consolidation, the amounts outstanding under the CLO are treated as the Company’s indebtedness.

The GARS Equity Holdings Entities, Walnut Hill II LLC and GLC Trust 2013-2 are 100% owned investment companies for accounting purposes. As such, GARS has consolidated the accounts of these entities into these consolidated financial statements. As a result of this consolidation, the amount outstanding under the GLC Trust 2013-2 Revolver is treated as the Company’s indebtedness.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

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

As of June 30, 2014, $433,587,505 of the Company’s investments were Non-Control/Non-Affiliate investments and $0 were Affiliate investments, and as of December 31, 2013, $410,051,950 of the Company’s investments were Non-Control/Non-Affiliate investments and $19,029,529 were Affiliate investments.

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

Cash and Cash Equivalents

The Company defines cash equivalents as highly liquid financial instruments with original maturities of three months or less including those held in overnight sweep bank deposit accounts. At June 30, 2014 and December 31, 2013, cash held in designated bank accounts with its custodian was $13,283,116 and $11,277,605, respectively. At June 30, 2014 and December 31, 2013, cash held in designated bank accounts with other major financial institutions was $2,816,745 and $2,386,978, respectively. At times, these balances may exceed federally insured limits and this potentially subjects the Company to a concentration of credit risk. The Company believes it is not exposed to any significant credit risk associated with its cash custodian. At June 30, 2014 and December 31, 2013, there were no cash equivalents.

Cash and Cash Equivalents, Restricted

Cash and cash equivalents, restricted at June 30, 2014 and December 31, 2013 included cash of $25,880,439 and $27,351,608, respectively, held by GF 2013-2 in designated bank accounts with its Custodian. GF 2013-2 is required to use a portion of these amounts to pay interest expense, reduce borrowings at the end of the investment period and to pay other amounts in accordance with the terms of the indenture of the CLO. Funds held by GF 2013-2 are not available for general use by the Company. Cash and cash equivalents, restricted at June 30, 2014 and December 31, 2013 also included cash of $1,828,969 and $612,899, respectively, held by GLC Trust 2013-2 in designated restricted bank accounts. GLC Trust 2013-2 is required to use a portion of these amounts to make principal payments and pay interest expense in accordance with the terms of the credit agreement of the GLC Trust 2013-2 Revolver.

There were no cash equivalents, restricted held as of June 30, 2014 and December 31, 2013.

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

June 30, 2014

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

The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. For the three and six months ended June 30, 2014, the Company had recognized $209,412 and $305,459, respectively, in charge offs in realized losses from investments for consumer loans held by GLC Trust 2013-2, and no investments were placed on non-accrual status.

Any original issue discounts, as well as any other purchase discounts or premiums on debt investments, are accreted or amortized and included in interest income, over the maturity periods of the investments. If a loan is placed on non-accrual status, the Company will cease recognizing amortization of purchase discount until all principal and interest is current through payment or until a restructuring occurs, such that the income is deemed to be collectible.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

2. Significant Accounting Policies and Recent Updates  – (continued)

Amendment fees are paid in connection with loan amendments and waivers and are recognized upon completion of the amendments or waivers, generally when such fees are receivable. Any such fees are included in interest income on the consolidated statements of operations. For the three months ended June 30, 2014 and June 30, 2013, other income in the amount of $965,152 and $92,289, respectively, was included in interest income. For the six months ended June 30, 2014 and June 30, 2013, other income in the amount of $1,301,150 and $116,356, respectively, was included in interest income.

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

The Company’s portfolio consists of primarily debt investments and unsecured consumer loans. The fair value of the Company’s investments is initially determined by investment professionals of the Investment Adviser and ultimately determined by the Board on a quarterly basis.

In valuing the Company’s debt investments, the Investment Adviser generally uses various approaches, including, but not limited to, proprietary models that consider the analyses of independent valuation agents as well as credit risk, liquidity, market credit spreads, other applicable factors for similar transactions, bid quotations obtained from other financial institutions that trade in similar investments or based on bid prices provided by independent third party pricing services.

The types of factors that the Board may take into account when reviewing the fair value initially derived by the Investment Adviser and determining the fair value of the Company’s debt investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors.

In valuing the Company’s unsecured consumer loans, the Investment Adviser generally uses a discounted cash flow methodology based upon a set of assumptions. The primary assumptions used to value the unsecured consumer loans include prepayment and default rates derived from historical performance, actual performance as compared to historical projections and discount rate.

The types of factors that the Board may take into account when reviewing the fair value initially derived by the Investment Adviser and determining the fair value of the Company’s consumer loan investments generally include, as appropriate, prepayment and default rates derived from historical performance, actual performance as compared to historical projections and discount rates.

The Board has retained several independent valuation firms to review the valuation of each portfolio investment that does not have a readily available market quotation at least once during each 12-month period. To the extent a security is reviewed in a particular quarter, it is reviewed and valued by only one service provider.

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

June 30, 2014

2. Significant Accounting Policies and Recent Updates  – (continued)

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

Offering Costs

Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity or debt offerings and are charged against proceeds from the offerings when received. As of June 30, 2014, $258,492 of expenses associated with the shelf registration statement initially filed on April 3, 2014 (“Registration Statement”) were deferred and included in deferred offering costs. These amounts will be charged against proceeds from the offering when received.

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

The Company adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our stockholders

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

2. Significant Accounting Policies and Recent Updates  – (continued)

who have not ‘opted out’ of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock acquired by AST through open-market purchases, rather than receiving the cash distribution. As of June 30, 2014, no new shares have been issued to fulfill the dividend reinvestment plan.

No action is required on the part of a registered stockholder to have its cash dividend or other distribution reinvested in shares of our common stock. A registered stockholder may elect to receive an entire distribution in cash by notifying AST in writing so that such notice is received by AST no later than the record date for distributions to stockholders. AST will set up an account for shares acquired through the plan for each stockholder who has not elected to receive dividends or other distributions in cash and hold such shares in non-certificated form. Upon request by a stockholder participating in the plan, received in writing not less than 10 days prior to the record date, AST will, instead of crediting shares to the participant’s account, issue a certificate registered in the participant’s name for the number of whole shares of our common stock and a check for any fractional share.

Those stockholders whose shares are held by a broker or other financial intermediary may receive dividends and other distributions in cash by notifying their broker or other financial intermediary of their election.

Income Taxes

Prior to the Conversion, Garrison Capital LLC was treated as a partnership for U.S. federal, state and local income tax purposes and, therefore, no provision has been made in the accompanying consolidated financial statements for federal, state or local income taxes. In accordance with the partnership tax law requirements, each partner would include their respective components of Garrison Capital LLC’s taxable profits or losses, as shown on their Schedule K-1s in their respective tax or information returns. GF 2013-2, GF 2013-2 Manager, the GARS Equity Holdings Entities and Walnut Hill II LLC are disregarded entities for tax purposes with the exception of Garrison Capital Equity Holdings LLC which was dissolved on December 30, 2013. GLC Trust 2013-2 is a grantor trust for U.S. taxable income purposes, whereby the income reverts to GARS.

As discussed in Note 1, for tax purposes, GARS elected to be treated as a RIC under Subchapter M of the Code, for the period from the date of the Conversion, beginning October 9, 2012, and intends to qualify each taxable year for such treatment. Such election was made upon the filing of the Company’s first U.S. federal corporate income tax return. Accordingly, no provision for federal income tax was made in the consolidated financial statements for the six months ended June 30, 2014 or the year ended December 31, 2013.

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

In addition, GARS has certain wholly owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds a portion of one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes in accordance with

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

2. Significant Accounting Policies and Recent Updates  – (continued)

U.S. GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit GARS to hold certain interests in portfolio companies that are organized as limited liability companies (“LLCs”), or other forms of pass-through entities, and still satisfy the RIC tax requirement that at least 90.0% of a RIC’s gross income for federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to GARS. To the extent that such income did not consist of investment income, it could jeopardize GARS’ ability to qualify as a RIC and therefore cause GARS to incur significant amounts of corporate-level U.S. federal income taxes. Where interests in LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, however, the income from such interests is taxed to the Taxable Subsidiaries and does not flow through to GARS, thereby helping GARS preserve its RIC status. The Taxable Subsidiaries are not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies.

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

June 30, 2014

2. Significant Accounting Policies and Recent Updates  – (continued)

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of June 30, 2014 and December 31, 2013. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed as of June 30, 2014 and December 31, 2013. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statement of operations.

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

June 30, 2014

3. Investments  – (continued)

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

The terms of the Debt Investments may require the Company to extend to a borrower additional credit or provide funding for any unfunded portion of such Debt Investments at the request of the borrower. This exposes the Company to potential liabilities that are not reflected on the consolidated statements of financial condition. As of June 30, 2014 and December 31, 2013, the Company had $19,841,501 and $9,162,616 of unfunded obligations with a fair value of $(291,328) and $(55,082), respectively. The negative fair value is the result of the unfunded commitment being valued below par. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2014 and December 31, 2013, respectively, subject to the terms of each loan’s respective credit agreement.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

4. Fair Value of Financial Instruments  – (continued)

The inputs are summarized in three broad hierarchies listed below:

•	Level 1 — quoted unadjusted prices in active markets for identical investments as of the reporting date.
•	Level 2 — other significant observable inputs (including quoted prices for similar investments, interest rates, prepayments, credit risk, etc.).
•

Level 3 —

significant unobservable inputs (including the reporting entity’s own assumptions about the assumptions market participants would use in determining the fair values of investments or indicative bid prices from unaffiliated market makers or independent third-party pricing services).

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

Factors that could affect fair value measurements of debt investments using the above referenced approaches include assumed growth rates, capitalization rates, discount rates, loan-to-value ratios, liquidation value, relative capital structure priority, market comparables, compliance with applicable loan, covenant and interest coverage performance, book value, market derived multiples, reserve valuation, assessment of credit ratings of an underlying borrower, review of ongoing performance, review of financial projections as compared to actual performance, review of interest rate and yield risk.

Factors that could affect fair value measurements of consumer loans using the above referenced approaches include prepayment rates, default rates, review of financial projections as compared to actual performance and discount rates.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

4. Fair Value of Financial Instruments  – (continued)

The following table summarizes the valuation of the Company’s investments measured at fair value based on the fair value hierarchy detailed above as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014
	Level 1	Level 2	Level 3	Total
Senior Secured(1)	$—	$—	$334,364,217	$334,364,217
Second Lien	—	—	17,941,107	17,941,107
Mezzanine	—	—	7,286,659	7,286,659
Real Estate Loans	—	—	10,164,896	10,164,896
Subordinated	—	—	5,587,630	5,587,630
Unsecured	—	—	6,592,692	6,592,692
Preferred Equity Investments	—	—	4,926,833	4,926,833
Common Equity Investments	—	—	1,401,870	1,401,870
Financial Assets	—	—	45,321,601	45,321,601
	$—	$—	$433,587,505	$433,587,505

	As of December 31, 2013			Total
	Level 1	Level 2	Level 3
Senior Secured(2)	$—	$—	$382,888,163	$382,888,163
Second Lien	—	—	13,680,535	13,680,535
Mezzanine	—	—	7,080,998	7,080,998
Preferred Equity Investments	—	—	5,453,182	5,453,182
Common Equity Investments	—	—	3,090,475	3,090,475
Financial Assets	—	—	16,888,126	16,888,126
	$—	$—	$429,081,479	$429,081,479

(1)	Includes unfunded obligations of $(291,328).
(2)	Includes unfunded obligations of $(55,082).

The net change in unrealized appreciation/(depreciation) for the six months ended June 30, 2014 and June 30, 2013 reported within the net change in unrealized appreciation/(depreciation) on investments in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets was $1,171,755 and $7,337,844, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

4. Fair Value of Financial Instruments  – (continued)

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the six months ended June 30, 2014:

Six Months ended June 30, 2014
	Senior Secured Investments	Second Lien Investments	Mezzanine Investments	Real Estate Loan Investments	Subordinated Investments	Unsecured Investments	Preferred Equity Investments	Common Equity Investments	Financial Assets	Total
Fair value, beginning of period	$382,888,163	$13,680,535	$7,080,998	$—	$—	$—	$5,453,182	$3,090,475	$16,888,126	$429,081,479
Transfers into Level 3(1)	—	4,916,653	—	—	—	—	—	—	—	4,916,653
Transfers out of Level 3(1)	(4,916,653)	—	—	—	—	—	—	—	—	(4,916,653)
Total net realized and unrealized gain/(loss) on investments	785,385	268,935	120,014	118,785	(56,736)	—	4,356,267	6,248,635	(973,380)	10,867,905
Total net accretion of discounts on investments	933,152	1,916	12,925	81,215	56,735	—	—	—	—	1,085,943
Purchases/Issuances	150,753,575	5,010,986	72,722	9,964,896	5,587,631	6,592,692	—	—	34,684,258	212,666,760
Sales	(53,292,233)	—	—	—	—	—	(4,882,616)	(7,937,240)	—	(66,112,089)
Paydowns	(142,787,172)	(5,937,918)	—	—	—	—	—	—	(5,277,403)	(154,002,493)
Fair value, end of period	$334,364,217	$17,941,107	$7,286,659	$10,164,896	$5,587,630	$6,592,692	$4,926,833	$1,401,870	$45,321,601	$433,587,505
Net change in unrealized appreciation/(depreciation) on investments in our Consolidated Statement of Operations attributable to our Level 3 assets	$(1,086,868)	$308,732	$120,014	$118,785	$(56,736)	$—	$3,926,833	$449,251	$(667,921)	$3,112,090

(1)	Transfers into or out of Level 1, 2 or 3 are recognized at the reporting date. There were no transfers of investments between levels by the Company for the six months ended June 30, 2014.

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

June 30, 2014

4. Fair Value of Financial Instruments  – (continued)

(1)	Transfers into or out of Level 1, 2 or 3 are recognized at the reporting date. There were no transfers of investments between levels by the Company for the six months ended June 30, 2013.
(2)	Includes $9,991,329 Distribution-in-Kind.

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at June 30, 2014:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2014	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Senior Secured Investments(1)	334,364,217	Comparable yield approach	Market rate(2)	5.2%	23.1%	10.0%
		Market comparable companies	EBITDA multiple	1.9x	11.0x	6.3x
Second Lien Investments	17,941,107	Comparable yield approach	Market rate(2)	6.4%	10.7%	9.2%
		Market comparable companies	EBITDA multiple	5.0x	8.0x	6.2x
Mezzanine Investments	7,286,659	Comparable yield approach	Market rate(2)	14.0%	14.0%	14.0%
		Market comparable companies	EBITDA multiple	6.0x	6.0x	6.0x
Subordinated Investments	5,587,630	Comparable yield approach	Market rate(2)	33.4%	33.4%	33.4%
		Market comparable companies	EBITDA multiple	6.0x	6.0x	6.0x
Unsecured Investments	6,592,692	Comparable yield approach	Market rate(2)	14.0%	14.0%	14.0%
		Market comparable companies	EBITDA multiple	5.0x	5.0x	5.0x
Real Estate Loan Investments	10,164,896	Comparable yield approach	Market rate(2)	12.0%	12.0%	12.0%
Equity Investments(3)	1,401,870	Market comparable companies	EBITDA multiple	5.0x	7.0x	5.6x
		Market comparable companies	Origination fees multiple	2.6x	11.0x	5.4x
Financial Assets(4)	45,321,601	Discounted cash flows	Interest rate	10.3%	31.3%	15.7%
			Conditional prepayment rate (“CPR”)	18.5%	83.6%	43.5%
			Constant default rate (“CDR”)	6.5%	33.0%	14.7%
			Discount rate	9.3%	9.3%	9.3%
Total	$428,660,672

(1)	Includes total unfunded obligations of $(291,328).
(2)	Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.
(3)	Fair value for purposes of this table excludes $4,926,833 of a preferred equity investment which is valued at a recent transaction price.
(4)	Financial Assets are aggregated by the level of risk associated with the underlying loan, measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

4. Fair Value of Financial Instruments  – (continued)

characteristics, the borrower’s credit score obtained from an official credit reporting agency at origination, debt-to-income ratios at origination, information from the borrower’s credit report at origination, as well as the borrower’s self-reported income range, occupation and employment status at origination. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of June 30, 2014, 26.5%, 29.9%, 31.1%, 8.1%, 4.0% and 0.4% of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively. See exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 for detail on underlying loans.

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at December 31, 2013:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Senior Secured Investments(1)	$382,888,163	Comparable yield approach	Market rate(2)	3.2%	29.8%	9.7%
		Market comparable companies	EBITDA multiple	4.2x	11.0x	6.8x
Second Lien Investments	13,680,535	Comparable yield approach	Market rate(2)	7.8%	11.7%	10.3%
		Market comparable companies	EBITDA multiple	6.5x	10.6x	7.8x
Mezzanine Investments	7,080,998	Comparable yield approach	Market rate(2)	14.5%	14.5%	14.5%
		Market comparable companies	EBITDA multiple	6.0x	6.0x	6.0x
Equity Investments(3)	8,543,657	Market comparable companies	EBITDA multiple	5.0x	7.0x	5.8x
		Market comparable companies	Origination fees multiple	2.6x	11.0x	5.4x
Financial Assets(4)	16,888,126	Discounted cash flows	Interest rate	10.9%	31.3%	16.9%
			Conditional prepayment rate (“CPR”)	18.5%	83.6%	41.9%
			Constant default rate (“CDR”)	6.5%	33.0%	14.8%
			Discount rate	10.0%	10.0%	10.0%
Total	$429,081,479

(1)	Includes total unfunded obligations of $(55,082).
(2)	Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.
(3)	Includes preferred and common equity.
(4)	Financial Assets are aggregated by the level of risk associated with the underlying loan, measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, the borrower’s credit score obtained from an official credit reporting agency at origination, debt-to-income ratios at origination, information from the borrower’s credit report at origination, as well as the borrower’s self-reported income range, occupation and employment status at origination. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

4. Fair Value of Financial Instruments  – (continued)

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

The composition of the Company’s portfolio by industry at cost and fair value as of June 30, 2014 was as follows:

Industry	Cost of Investments		Fair Value of Investment
Miscellaneous Manufacturing	$73,719,442	17.1%	$72,814,625	16.8%
Consumer Finance Services	61,376,701	14.4	64,981,975	14.9
Miscellaneous Services	54,890,656	12.7	55,091,150	12.9
Transportation Services	39,262,966	9.1	39,604,036	9.1
Health Services	27,710,781	6.4	26,426,787	6.1
Communications	23,143,987	5.4	23,743,491	5.5
Miscellaneous Retail	21,676,814	5.0	21,796,568	5.0
Automotive	17,480,913	4.1	17,635,157	4.1
Food Stores – Retail	16,820,845	3.9	16,937,276	3.9
Chemicals	14,454,671	3.4	14,498,864	3.3
Insurance Agents	11,893,569	2.8	12,094,889	2.8
Restaurants	11,912,500	2.8	11,912,500	2.7
Specialty Services	10,444,354	2.4	10,444,248	2.4
Apparel Products	10,319,017	2.4	10,318,902	2.4
Building & Real Estate	10,046,111	2.3	10,164,896	2.3
Broadcasting & Entertainment	9,885,914	2.3	9,885,640	2.3
Electrical Equipment	8,658,212	2.0	8,669,800	2.0
National Security	2,985,525	0.7	3,020,877	0.7
Wholesale Durable Goods	1,849,145	0.4	1,773,116	0.4
Printing & Publishing	1,022,708	0.2	997,140	0.2
Machinery	767,889	0.2	775,568	0.2
Total	$430,322,720	100.0%	$433,587,505	100.0%

Refer to the consolidated schedule of investments for detailed disaggregation of the Company’s investments.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

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

Amounts due to counterparties were $7,802,663 and $7,840,140 as of June 30, 2014 and December 31, 2013, respectively. Amounts due from counterparties as of June 30, 2014 and December 31, 2013 were $15,835,231 and $6,660,132, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

7. Financing

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of June 30, 2014 and December 31, 2013, the Company’s asset coverage for borrowed amounts was 216.0% and 215.1%, respectively.

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

On the Refinancing Date, GF 2013-2 completed the CLO through a private placement of (1) $50.0 million of AAA(sf) rated Class A-1R revolving notes (“Class A-1R Notes”), which bear interest at either the CP Rate (as defined in the indenture governing the CLO) or the London Interbank Offered Rate (“LIBOR”) plus 1.90%; (2) $111.2 million of AAA(sf) rated Class A-1T notes (“Class A-1T Notes”), which bear interest at three-month LIBOR plus 1.80%; (3) $24.2 million of AA(sf) rated Class A-2 notes (“Class A-2 Notes” and collectively with the Class A-1R Notes and the Class A-1T Notes, the “Class A Notes”), which bear interest at three-month LIBOR plus 3.40%; (4) $25.0 million of A(sf) rated Class B notes (“Class B Notes”), which bear interest at three-month LIBOR plus 4.65%; (5) $13.7 million of Class C notes (not rated) (“Class C Notes” and collectively with the Class A Notes and Class B Notes, the “Secured Notes”), which bear interest at three-month LIBOR plus 5.50%; and (6) $126.0 million of subordinated notes (“Subordinated Notes” and collectively with the Class A Notes, Class B Notes and Class C Notes, the “GF 2013-2 Notes”), which do not have a stated interest rate, the proceeds of which were utilized, along with cash on hand, to refinance the existing Credit Facility. All of the GF 2013-2 Notes are scheduled to mature on September 25, 2023. As of June 30, 2014, GARS had retained 100% of the Class C Notes, which are eliminated in consolidation. The Subordinated Notes represent the residual interest in GF 2013-2. Immediately following the completion of the CLO, GF 2013-2 Manager owned 100% of the Subordinated Notes, which are eliminated in consolidation.

GLC Trust 2013-2 entered into a $10,000,000 revolving facility with Capital One Bank, NA, on December 6, 2013. The revolving facility includes an accordion feature, such that GLC Trust 2013-2 will be permitted to increase the total commitment up to $15,000,000 under the terms of the loan agreement. GLC Trust 2013-2 exercised this option on December 20, 2013.

Fees paid as part of the execution of the Credit Facility, the refinance of the Credit Facility and the execution of the CLO in the amount of $6,154,758 consisted of facility fees of $4,280,250 and other costs of $1,874,508, which included rating agency fees and legal fees. GLC Trust 2013-2 incurred facility fees in the amount of $129,871 as part of the execution of the GLC Trust 2013-2 Revolver. These costs are included in deferred debt issuance costs on the consolidated statements of financial condition and will be amortized over the stated maturity

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

7. Financing  – (continued)

of the respective loans, with $4,543,338 and $4,884,271 of deferred debt issuance costs remaining as of June 30, 2014 and December 31, 2013, respectively.

The table below shows the notes outstanding under the CLO and the GLC Trust 2013-2 Revolver as of June 30, 2014:

June 30, 2014	Amortized Carrying Value	Oustanding Principal at Par	Interest Rate	Stated Maturity
Class A-1R Notes:
Class A-1R Notes	$50,000,000	$50,000,000	CP Rate or LIBOR + 1.90%	9/25/2023
Class A-1T Notes:
Class A-1T Notes	110,764,152	111,175,000	LIBOR + 1.80%	9/25/2023
Class A-2 Notes:
Class A-2 Notes	24,038,441	24,150,000	LIBOR + 3.40%	9/25/2023
Class B Notes:
Class B Notes	24,909,400	25,025,000	LIBOR + 4.65%	9/25/2023
GLC Trust 2013-2 Revolving Note:
Revolving Note	15,000,000	15,000,000	LIBOR + 3.50%	12/6/2015
	$224,711,993	$225,350,000

The table below shows the notes outstanding under the CLO and the GLC Trust 2013-2 Revolver as of December 31, 2013:

December 31, 2013	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate	Stated Maturity
Senior Secured Notes:
Class A-1R Notes	$50,000,000	$50,000,000	CP Rate or LIBOR + 1.90%	9/25/2023
Class A-1T Notes:
Class A-1T Notes	110,742,112	111,175,000	LIBOR + 1.80%	9/25/2023
Class A-2 Notes:
Class A-2 Notes	24,032,457	24,150,000	LIBOR + 3.40%	9/25/2023
Class B Notes:
Class B Notes	24,903,198	25,025,000	LIBOR + 4.65%	9/25/2023
GLC Trust 2013-2 Revolving Note:
Revolving Note:	9,741,676	9,741,676	LIBOR + 3.50%	12/6/2015
	$219,419,443	$220,091,676

At June 30, 2014 and December 31, 2013, none of the Class A-1R Notes remained undrawn. The Class A-1R Notes bear a 1.00% annual fee on undrawn amounts. As of June 30, 2014 none of the GLC Trust 2013-2 Revolver remained undrawn. A 0.50% annual fee is payable on undrawn amounts under the GLC Trust 2013-2 Revolver.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

7. Financing  – (continued)

The fair value of the GF 2013-2 Notes and GLC Trust 2013-2 Revolving Note and the GF 2012-1 Loans approximated the carrying value on the consolidated statements of financial condition at June 30, 2014 and December 31, 2013, respectively.

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

If the coverage tests are not satisfied with respect to a quarterly payment date, GF 2013-2 will be required to apply available amounts to the repayment of interest on and principal of the GF 2013-2 Notes to the extent necessary to satisfy the applicable coverage tests and, as a result, there may be reduced funds available for GF 2013-2 to make additional investments or to make distributions on the Company’s equity interests in GF 2013-2. Additionally, compliance is measured on each day collateral loans are purchased, originated or sold and in connection with monthly reporting to the note holder. Furthermore, if under the second coverage test the aggregate principal amount of the collateral loans equals 125.0% or less of the aggregate outstanding principal amount on the Class A-1 Notes and remains so for ten business days, an event of default will be deemed to have occurred. As of June 30, 2014 and December 31, 2013, the trustee has asserted that all of the coverage tests were met.

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

June 30, 2014

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

The table below shows the weighted average interest rates and weighted average effective interest rates of the notes outstanding under the CLO and the GLC Trust 2013-2 Revolver as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Secured Notes:
Weighted average interest rate	2.03%	2.81%
Weighted average effective interest rate(1)	2.43	3.22
Class A-1R Notes:
Weighted average interest rate	2.13	2.23
Weighted average effective interest rate(1)	2.24	2.36
GLC Trust 2013-2 Revolving Note:
Weighted average interest rate	4.00	4.00
Weighted average effective interest rate(1)	4.47	4.79

(1)	Includes the effects of deferred debt issuance costs.

As of June 30, 2014, the weighted average effective interest rate for total outstanding debt was 2.92%.

8. Related Party Transactions

Investment Advisory Agreement

GARS entered into the Investment Advisory Agreement with the Investment Adviser, which was effective as of October 9, 2012 and subsequently amended and restated on May 6, 2014. The Investment Adviser agreed irrevocably to waive its base management fee and incentive fee commencing from the IPO Pricing Date through September 30, 2013. The waived fees are not subject to recoupment by the Investment Adviser.

Prior to the Conversion, GARS paid a management fee to the Investment Adviser in arrears for the preceding fiscal quarter equal to 0.375% (1.50% per annum) of the value of the Company’s consolidated members’ capital (excluding the average amount of cash held during the period).

Under the Amended and Restated Investment Advisory Agreement, the Investment Adviser is entitled to a base management fee for its services calculated at an annual rate of 1.75% of gross assets, excluding cash and cash equivalents, and cash and cash equivalents, restricted, but including assets purchased with borrowed

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

8. Related Party Transactions  – (continued)

funds. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper maturing within 270 days of purchase.

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

For the three and six months ended June 30, 2014, the Investment Adviser earned management fees under the Investment Advisory Agreement in the amount of $2,016,078 and $3,973,859, respectively, of which $0 was waived. For the three and six months ended June 30, 2013, the Investment Adviser earned management fees in the amount of $1,513,959 and $2,545,330, respectively, of which $1,513,959 and $1,952,579, respectively, was waived. The waived fees are not subject to recoupment by the Investment Adviser.

Management fees in the amount of $573,857 and $217,608 were payable as of June 30, 2014 and December 31, 2013, respectively, and are included in management fee payable on the consolidated statements of financial condition.

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

The first component, which is income-based and payable quarterly in arrears, equals 20% of the amount, if any, that the Company’s pre-incentive fee net investment income exceeds a 2.00% quarterly (8.00% annualized) hurdle rate (the “Hurdle Rate”), subject to a “catch-up” provision measured at the end of each calendar quarter. The operation of the first component of the incentive fee for each quarter is as follows:

•	no incentive fee is payable to the Investment Adviser in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle Rate;
•	100% of the Company’s pre-incentive fee net investment income with respect to that portion of the Company’s pre-incentive fee net investment income, if any, that exceeds the Hurdle Rate but is less than 2.50% in any calendar quarter (10.00% annualized). We refer to this portion of the Company’s pre-incentive fee net investment income (which exceeds the Hurdle Rate but is less than 2.50%) as the “catch-up”. The effect of the “catch-up” provision is that, if the Company’s pre-incentive fee net investment income exceeds 2.50% in any calendar quarter, the Investment Adviser will receive 20% of such pre-incentive fee net investment income as if the Hurdle Rate did not apply; and
•	20% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 2.50% in any calendar quarter (10.00% annualized) (once the Hurdle Rate is reached and the catch-up is achieved).

The portion of such incentive fee that is attributable to deferred interest (such as payment-in-kind interest or original issue discount) will be paid to the Investment Adviser, together with any other interest accrued on the loan from the date of deferral to the date of payment, only if and to the extent the Company actually receives such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. Any reversal of such amounts would reduce net income for the quarter by the net amount of the

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

8. Related Party Transactions  – (continued)

reversal (after taking into account the reversal of incentive fees payable) and would result in a reduction and possible elimination of the incentive fees for such quarter. For the avoidance of doubt, no incentive will be paid to the Investment Adviser on amounts accrued and not paid in respect of deferred interest. For the three and six months ended June 30, 2014, the Investment Adviser earned an income-based incentive fee on pre-incentive fee net investment income, as calculated under the Investment Advisory Agreement, of $1,633,625 and $2,932,607, respectively.

The second component, which is capital gains-based, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and equals 20% of the Company’s cumulative aggregate realized capital gains through the end of such year, computed net of the Company’s aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees and subject to the Incentive Fee Cap and Deferral Mechanism described below. The capital-gains component of the incentive fee excludes any portion of realized gains (losses) that are associated with the reversal of any portion of unrealized appreciation/depreciation attributable to periods prior to April 1, 2013. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. For the three and six months ended June 30, 2014, the Investment Adviser earned a capital gains-based incentive fee, as calculated under the Investment Advisory Agreement, of $(241,931) and $1,182,523, respectively. For the three and six months ended June 30, 2013, the Investment Adviser earned a capital gains-based incentive fee, as calculated under the Investment Advisory Agreement, of $117,036, of which $117,036 was waived.

Under U.S. GAAP, we are required to accrue a capital gains incentive fee based upon the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation on investments held at the end of each period. If such amount is positive at the end of a period, then the Company will record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement (as described above). For the three and six months ended June 30, 2014, the Investment Adviser accrued an incentive fee on capital gains as calculated under U.S. GAAP of $797,862 and $1,680,759, respectively.

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

For the six months ending June 30, 2014, our Investment Adviser agreed to irrevocably waive that portion of its income-based incentive fee, if any, necessary for the Company’s net investment income per share plus net realized gain (loss) per share (excluding any portion of realized gains (losses) that are associated with the reversal of any portion of unrealized appreciation/depreciation attributable to periods prior to April 1, 2013) for the six months ending June 30, 2014 to equal $0.70 per share, net of fee waivers. As the Company’s net investment income plus net realized gains per share exceeded $0.70 per share for the six months ended June 30, 2014, no fees were waived by the Investment Adviser.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

8. Related Party Transactions  – (continued)

Administration Agreement

As discussed in Note 1, GARS entered into the Administration Agreement with GARS Administrator. Under the Administration Agreement, the GARS Administrator provides the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as the GARS Administrator, subject to review by the Board, from time to time determines to be necessary or useful to perform its obligations under the Administration Agreement. The GARS Administrator is responsible for the financial and other records that the Company is required to maintain and prepare reports to stockholders, and reports and other materials filed with the Securities and Exchange Commission (the “SEC”). The GARS Administrator provides on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance, including portfolio companies held indirectly through the CLO. No managerial assistance was provided to any portfolio companies for the six months ended June 30, 2014 and June 30, 2013.

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

The GARS Administrator agreed to irrevocably waive any amounts due to it under the Administration Agreement from the date of the Conversion through the quarter in which the Company executed the IPO. These amounts are not subject to recoupment by the GARS Administrator. Gross Administrator charges for the three and six months ended June 30, 2014 were $198,400 and $403,635, respectively. The amount of these charges waived by the GARS Administrator for the three and six months ended June 30, 2014 was $0. Gross Administrator charges for the three and six months ended June 30, 2013, including amounts payable to the Sub-Administrator as discussed in Note 1, were $220,184 and $370,023, respectively. The amount of these charges waived by the GARS Administrator for the three and six months ended June 30, 2013 was $0 and $101,197, respectively. Administration fees payable to the GARS Administrator in the amount of $145,250 and $0 were payable as of June 30, 2014 and December 31, 2013, respectively, and are included in administrator fee payable on the consolidated statements of financial position.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

8. Related Party Transactions  – (continued)

For the three and six months ended June 30, 2014, independent directors earned Directors’ Fees of $94,046 and $187,251. For the three and six months ended June 30, 2013, independent directors earned Directors’ Fees of $95,524 and $134,254 (net of fee waivers of $0 and $34,426, respectively). No Directors’ Fees were payable as of June 30, 2014 and December 31, 2013.

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

As of June 30, 2014, the Garrison Funds owned an aggregate of 4,277,360 or 25.5% of the total outstanding common shares of GARS, and the officers and directors of the Company directly owned an aggregate of 58,543, or 0.3%, of the total outstanding common shares of GARS. As of December 31, 2013, the Garrison Funds owned an aggregate of 5,444,562 or 32.5% of the total outstanding common shares of GARS, and the officers and directors of the Company directly owned an aggregate of 47,646, or 0.3%, of the total outstanding common shares of GARS.

Other

Garrison Loan Agency Services LLC acts as the administrative and collateral agent for certain loans held by the Company. No fees were paid by the Company to Garrison Loan Agency Services LLC during the six months ended June 30, 2014 and 2013.

The Company may invest alongside other clients of the Investment Manager and their affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

9. Financial Highlights

The following table represents financial highlights for the Company for the six months ended June 30, 2014 and June 30, 2013:

	June 30, 2014	June 30, 2013
Per share data
Net asset value per common share at beginning of period	$15.16	$16.54
Increase in net assets from operations:
Net investment income	0.53	0.59
Net realized gain/(loss) on investments	0.58	(0.39)
Net unrealized appreciation/(depreciation) on investments	0.07	0.54
Net increase in net assets from operations	1.18	0.74
Stockholder transactions
Return of capital	—	(0.02)
Distributions-in-kind(1)	—	(0.95)
Cash distributions	(0.70)	(0.56)
Dilutive impact of share issuance(2)	—	(0.69)
Total additions from and dividends and distributions to stockholders	(0.70)	(2.22)
Net asset value per common share at end of period	$15.64	$15.06
Per share market value at end of period	15.30	15.42
Total book return(2)	7.78%	4.47%
Total market return(3)	15.54%	2.80%
Common shares outstanding at beginning of period	16,758,779	10,498,544
Common shares outstanding at end of period	16,758,779	16,758,779
Weighted average common shares outstanding	16,758,779	13,611,368
Net assets at beginning of period	$254,080,598	$173,669,492
Net assets at end of period	$262,084,500	$252,385,431
Average net assets(4)	$261,575,482	$207,209,335
Ratio of net investment income to average net assets(4)(8)	7.87%	7.81%
Ratio of net expenses to average net assets(4)(8)	10.57%	4.82%
Ratio of portfolio turnover to average investments at fair value(5)	48.46%	25.08%
Asset coverage ratio(6)	216.02%	244.22%
Average outstanding debt(7)	$217,599,351	$140,000,000
Average debt per common share	$12.98	$8.35

(1)	Distributions in-kind were made to only those investors which held shares of the Company's common stock prior to the IPO.
(2)	Total return equals the net increase of ending net asset value from operations over the net asset value per common share/members’ capital per unit at beginning of the period.
(3)	Based upon the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan. Additionally, total market return for the six months ended June 30, 2013 is based on the change in price per share from the initial public offering price per share as of March 27, 2013 to the closing price per share on June 30, 2013.
(4)	Calculated utlizing monthly net assets/members' capital. Calculated based on annualized net investment income and expenses excluding any incentive fee attributable to realized and unrealized gains less the total year-to-date (not annualized) incentive fee attributable to realized and unrealized gains.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

9. Financial Highlights  – (continued)

(5)	Calculated based on monthly average investments at fair value.
(6)	In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.
(7)	Calculated based on monthly debt outstanding.
(8)	During the six months ended June 30, 2013, the Investment Adviser waived $1,952,579 of management fees and $117,036 of incentive fees, the independent directors waived $34,426 of Directors' fees and the GARS Administrator waived $101,197 of Administrator expenses. Had these expenses not been waived, the ratio of net investment income to average net assets and the ratio of total expenses to average net assets would have been 7.67% and 4.95%, respectively. There were no fee waivers for the six months ended June 30, 2014.

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

11. Earnings per Share

The following table sets forth the computation of the net increase in net assets per share/members’ capital units resulting from operations, pursuant to FASB ASC 260, Earnings per Share (“ASU 260”), for the six months ended June 30, 2014 and June 30, 2013:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net increase in net assets resulting from operations	$19,735,047	$10,073,462
Basic weighted average shares outstanding	16,758,779	13,611,368
Basic earnings per share	$1.18	$0.74

As a result of the Reverse Stock Split, which resulted in the conversion of one share of common stock into 0.9805106 shares of common stock, all amounts related to shares/units, share/unit prices, earnings per share/per unit and dividends per share/unit have been retroactively restated for the six months ended June 30, 2013.

12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date.

On March 11, 2014, the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which was paid on March 28, 2014 to stockholders of record as of March 21, 2014.

On May 6, 2014, the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which was paid on June 27, 2014 to stockholders of record as of June 13, 2014.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

13. Commitments and Contingencies

The Company had outstanding commitments to fund investments totaling $19,841,501 and $9,162,617 under various undrawn revolvers and other credit facilities as of June 30, 2014 and December 31, 2013, respectively.

In the ordinary course of business, the Company may be named as a defendant or a plaintiff in various lawsuits and other legal proceedings. Such proceedings include actions brought against the Company and

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

13. Commitments and Contingencies  – (continued)

others with respect to transactions to which the Company may have been a party. The outcomes of such lawsuits are uncertain and, based on these lawsuits, the values of the investments to which they relate could decrease. Management does not believe that as a result of litigation there would be any material impact on the consolidated financial condition of the Company. The Company has had no outstanding litigation proceedings brought against it since the commencement of operations on December 17, 2010.

14. Subsequent Events

On August 4, 2014, the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which will be paid on September 26, 2014 to stockholders of record as of September 12, 2014.

These consolidated financial statements were approved by the Board and were available for issuance on August 6, 2014. Subsequent events have been evaluated through this date. No material subsequent events other than as disclosed above have occurred through this date.

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

You should understand that, under Section 27A(b)(2)(B) of the Securities Act of 1933, as amended, and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in connection with this quarterly report on Form 10-Q or any periodic reports we file under the Exchange Act.

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

Our investment activities are managed by our Investment Adviser. Our five member investment committee is comprised of Joseph Tansey, Rafael Astruc, Brian Chase, Mitch Drucker and Susan George. Our Investment Adviser is responsible for sourcing potential investments, conducting research and diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. Under an investment advisory agreement, or the Investment Advisory Agreement, with the Investment Adviser, we pay the Investment Adviser a base management fee and an incentive fee for its services. Garrison Capital Administrator LLC, or the Administrator, provides certain administrative services and facilities necessary for us to operate, including office facilities and equipment and clerical, bookkeeping and record-keeping services, pursuant to an administration agreement, or the Administration Agreement. The Administrator oversees our financial reporting and prepares our reports to stockholders and reports required to be filed with the SEC. The Administrator also manages the determination and publication of our net asset value and the preparation and filing of our tax returns and generally monitors the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator may retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without any profit to the Administrator. The Administrator had retained SEI Investments Global Fund Services, Inc. to provide certain accounting and administrative services to it through September 30, 2013.

As of June 30, 2014, we held investments in 62 portfolio companies with a fair value of $433.6 million, including investments in 50 portfolio companies held through GF 2013-2. The investments held by GF 2013-2 as of June 30, 2014 consisted of senior secured and second lien loans fair valued at $321.4 million. As of that date, the loans held by GF 2013-2 (held at fair value), together with cash and other assets held by GF 2013-2, equaled approximately $366.0 million. As of June 30, 2014, our portfolio had an average investment size of approximately $5.8 million, a weighted average yield of 10.4% and a weighted average contractual maturity of 44 months. Weighted average yield is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future schedule principal amortizations.

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

Revenues

We generate revenue in the form of interest earned on the debt investments that we hold and capital gains and distributions, if any, on the warrants or other equity interests that we may acquire in portfolio companies. Our debt investments, whether in the form of senior secured, unitranche or mezzanine loans, typically have a term of one to seven years and bear interest at a fixed or floating rate. Interest is generally payable quarterly or semiannually, with the amortization of principal generally being deferred for several years from the date of the initial investment. In some cases, loans may have a payment-in-kind feature. The principal amount of the debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, original issue discount and market discount are recorded as a reduction of the cost basis, and we then accrete such amounts into interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts.

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

Recent Developments

On August 4, 2014, the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which will be paid on September 26, 2014 to stockholders of record as of September 12, 2014.

From July 1, 2014 through July 31, 2014, we originated three new investments, one club deal and one purchased deal for a total increase to par in our core portfolio of $50.8 million with a weighted average yield of 10.5%. From July 1, 2014 through July 31, 2014, repayments in our core portfolio, which we define as those investments that generally yield 9.0% or greater, consisted of the early full repayment of three investments and partial repayments for a total of $23.3 million of par with a weighted average yield of 10.5%.

From July 1, 2014 through July 31, 2014, repayments in our transitory portfolio, which we define as those investments that generally yield less than 9.0%, consisted of the sale of four investments, the early full repayment of one investment and partial repayments for a total of $18.6 million of par with a weighted average yield of 8.3%.

On July 11, 2014, we increased the GLC Trust 2013-2 Revolver total commitment by $15.0 million, for a total commitment of $30.0 million. On July 18, 2014, we completed a $39.2 million term debt securitization collateralized by the GLC Trust 2013-2 consumer loan portfolio. The notes offered in the securitization were issued by GLC Trust 2013-2, and consisted of $36.9 million of Class A Notes (“GLC Trust 2013-2 Class A Notes”) and $2.3 million of Class B Notes (“GLC Trust 2013-2 Class B Notes”, and collectively with the GLC Trust 2013-2 Class A Notes, the “GLC Trust 2013-2 Notes”). We have retained all of the Class B Notes. The GLC Trust 2013-2 Class A Notes bear interest at 3.00% and are scheduled to mature on July 15, 2021. The proceeds of the GLC Trust 2013-2 Notes were used to refinance the GLC Trust 2013-2 Revolver, which was fully paid down concurrent with the issuance of the GLC Trust 2013-2 Notes.

Market Trends

Leveraged loan volume eased during the second quarter 2014 compared to the first quarter of 2014 and the same period in the prior year. Volume was primarily driven by merger and acquisition and recapitalization activity in the broader middle-market. Retail demand slowed but was offset by demand from other market participants.

Second-lien loan volume increased during the second quarter 2014 compared to the first quarter of 2014 and the same period in the prior year and covenant-lite loans continue in the new issue space. There continues to be a scarcity of capital in the lower middle-market as many traditional lenders to these companies have exited the business due to regulatory restrictions. Slow gross domestic product growth has translated into lack of demand for money, and therefore, softness in private company borrowing. Many competitors have also moved up-market to focus their attention on larger borrowers. Sponsor and club business continues to represent the majority of direct lending opportunities in the lower middle-market, although we have seen banks, other non-bank finance companies and funds begin to participate in select one-off financings as a result of the increase in available capital. We believe that our expertise in providing non-traditional financing solutions to the lower middle-market allows us to tailor loan structures that meet borrower objectives while commanding premium pricing and maximizing the preservation of capital although increased competition could result in spread compression.

Consolidated Results of Operations

The results of operations described below may not be indicative of the results we report in future periods. Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Consolidated operating results for the three and six months ended June 30, 2014 and June 30, 2013 are as follows:

(in thousands)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Three Months Variance	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Six Months Variance
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Net investment income	$5,979	$5,047	$932	$8,867	$8,087	$780
Total investment income	12,848	7,611	5,237	24,129	13,085	11,044
Net expenses	6,869	2,565	4,304	15,262	4,998	10,264
Net realized gain/(loss) on investments	800	585	215	9,696	(5,351)	15,047
Net change in unrealized appreciation on investments	2,280	1,165	1,115	1,172	7,338	(6,166)

Net Investment Income

Net investment income for the three and six months ended June 30, 2014 was $6.0 million and $8.9 million, respectively. Net investment income for the three and six months ended June 30, 2013 was $5.0 million and $8.1 million, respectively.

Net investment income increased by $0.9 million for the three months ended June 30, 2014 from the three months ended June 30, 2013 and increased by $0.8 million for the six months ended June 30, 2014 from the six months ended June 30, 2013 as described below under “Investment Income” and “Expenses.”

Investment Income

Investment income for the three and six months ended June 30, 2014 was $12.8 million and $24.1 million, respectively. Investment income for the three and six months ended June 30, 2013 was $7.6 million and $13.1 million, respectively.

Investment income increased by $5.2 million for the three months ended June 30, 2014 from the three months ended June 30, 2013 due to an increase in interest income in the amount of $4.3 million and an increase in other income of $0.9 million. The increase in interest income was largely driven by the increase in the average portfolio investment balance during the three months ended June 30, 2014 as compared to June 30, 2013 due to the deployment of capital from the Company’s IPO. The increase in other income was driven by prepayment premiums received during the three months ended June 30, 2014.

Investment income increased by $11.0 million for the six months ended June 30, 2014 from the six months ended June 30, 2013 due to an increase in interest income in the amount of $9.4 million, an increase in other income of $1.2 million and an increase in dividend income in the amount of $0.4 million. The increase in interest income was largely driven by the increase in the average portfolio investment balance during the six months ended June 30, 2014 as compared to June 30, 2013 due to the deployment of capital from the Company’s IPO. The increase in other income was driven by prepayment premiums received during the six months ended June 30, 2014.

Expenses

Total expenses for the three and six months ended June 30, 2014 were $6.9 million and $15.3 million, respectively. Total expenses for the three and six months ended June 30, 2013 were $2.6 million and $5.0 million, respectively.

There were no fee or expense waivers for the three and six months ended June 30, 2014. Total expenses for the three and six months ended June 30, 2013 included total fee and expense waivers of $1.6 million and $2.2 million, respectively. Fee waivers for the three months ended June 30, 2013 were comprised of $1.5 million of management fees and $0.1 million of incentive fees waived by the Investment Adviser. Fee waivers for the six months ended June 30, 2013 were comprised of $2.0 million of management fees and $0.1 million of incentive fees waived by the Investment Adviser and an aggregate of $0.1 million of directors’ fees waived by the independent directors and administration expenses waived by the Administrator.

The following tables summarize our expenses, net of fee waivers, for the three and six months ended June 30, 2014 and June 30, 2013:

(in thousands)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Three Months Variance	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Six Months Variance
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Interest	$1,608	$1,619	$(11)	$3,356	$3,003	$353
Management fees	2,016	—	2,016	3,974	593	3,381
Incentive fees	2,190	—	2,190	5,796	—	5,796
Professional fees	261	351	(90)	661	608	53
Directors fees	94	96	(2)	187	134	53
Administrator expenses	198	220	(22)	404	269	135
Other expenses	502	279	223	884	391	493
Total expenses	$6,869	$2,565	$4,304	$15,262	$4,998	$10,264

Interest expense increased $0.4 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due to an increase in average debt outstanding. As of June 30, 2014 and June 30, 2013, we had $224.7 and $175.0 million of debt outstanding, respectively.

Management fees increased $2.0 million and $3.4 million for the three and six months ended June 30, 2014, respectively, from the three and six months ended June 30, 2013 primarily due to the increase in total assets, as well as the change in the calculation of the management fees. Prior to the BDC Conversion, management fees were calculated as 1.50% of gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds (as defined in the financial statements). Post-BDC Conversion, management fees are calculated as 1.75% of gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds (as defined in the financial statements). For the three months ended March 31, 2013, the Investment Adviser irrevocably waived base management fees due under the Investment Advisory Agreement in excess of an annual rate of 1.50% of the average of the value of our net assets, including cash and cash equivalents (as defined in the financial statements), calculated at the end of the two most recently completed calendar quarters. For the three months ended June 30, 2013, the Investment Adviser waived all management fees. The waived fees are not subject to recoupment by the Investment Adviser.

Incentive fees increased $2.2 million and $5.8 million for the three and six months ended June 30, 2014, respectively, from the three and six months ended June 30, 2013 primarily due to the increase in net investment income and realized gains, as well as the expiration of the full incentive fee waivers previously granted by the Investment Adviser. The waived fees are not subject to recoupment by the Investment Adviser.

Professional fees for the three and six months ended June 30, 2014 decreased by $0.1 million and increased by $0.1 million, respectively, from the three and six months ended June 30, 2013. Professional fees decreased by $0.1 million for the three months ended June 30, 2014 from the three months ended June 30, 2013 primarily a result of a decrease in audit and tax fees. Professional fees increased by $0.1 million for the six months ended June 30, 2014 from the six months ended June 30, 2013 primarily as a result of an increase in legal fees related to increased regulatory compliance requirements associated with being a public company.

Other expenses for the three and six months ended June 30, 2014 increased by $0.2 million and $0.5 million, respectively, from the three and six months ended June 30, 2013 primarily as a result of premiums related to insurance policies entered into as a result of the completion of our IPO, as well as servicing fees incurred by GLC Trust 2013-2.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

For the three and six months ended June 30, 2014, we realized net gain on investments of $0.8 million and a net gain on investments of $9.7 million, respectively.

Net realized gains for the three months ended June 30, 2014 were incurred as a result of the sale of eight portfolio investments, the early full repayment of eleven portfolio investments and other partial repayments.

Net realized gains for the six months ended June 30, 2014 were driven primarily by $8.1 million of realized gains incurred from the sale of the parent company of one portfolio investment, Anchor Drilling Fluids USA, Inc. (“Anchor”), resulting in the early full repayment of the debt and sale of the equity, with the remaining net realized gain of $1.6 million resulting from the sale of eight portfolio investments, early full repayment of nineteen portfolio investments and other partial repayments.

For the three and six months ended June 30, 2013, we realized net gain on investments of $0.6 million and a net realized loss on investments of $(5.4) million, respectively.

Net realized gains for the three months ended June 30, 2013 resulted from the early full repayment of nine loans, the sale of three loans and other partial repayments. Net realized losses for the six months ended June 30, 2013 were driven primarily by the $(5.7) million of realized losses incurred as a result of the distribution-in-kind of the assets of Next Generation Vending, LLC. The remaining net realized gain of $0.3 million resulted from the early full repayment of fifteen portfolio investments, the sale of three portfolio investments and other partial repayments.

For the three and six months ended June 30, 2014, the net change in unrealized appreciation on investments was $2.3 million and $1.2 million, respectively.

The net change in unrealized appreciation for the three months ended June 30, 2014 was driven primarily by the increase in value of two portfolio companies in the amount of $4.5 million and the negative credit related adjustment of one portfolio company in the amount of $(1.6) million. The remaining net change in unrealized appreciation on investments was due to the reversal of prior period unrealized appreciation of $(0.4) million and the decrease in the market value of the remaining portfolio of $(0.2) million.

The net change in unrealized appreciation for the six months ended June 30, 2014 was driven primarily by the increase in value of two portfolio companies in the amount of $4.6 million, offset by the reversal of prior period unrealized appreciation in the amount of $(1.8) million as a result of the sale of the parent company of Anchor and the negative credit related adjustment of one portfolio company in the amount of $(2.1) million. The remaining net change in unrealized appreciation on investments was due to the increase in the market value of the remaining portfolio in the amount of $0.6 million, offset by the reversal of prior period unrealized appreciation of $(0.1) million.

For the three and six months ended June 30, 2013, the net change in unrealized depreciation on investments was $1.2 million and $7.3 million, respectively.

The net change in unrealized depreciation for the three months ended June 30, 2013 was driven by the increase in the unrealized value of one portfolio company in the amount of $1.7 million and the increase in the market value of the remaining portfolio in the amount of $0.4 million, offset by the reversal of prior period unrealized appreciation of $(0.5) million and the negative credit related adjustment of two portfolio investments in the amount of $(0.4) million.

The net change in unrealized depreciation for the six months ended June 30, 2013 was driven by the $5.7 million reversal of unrealized depreciation as a result of the distribution-in-kind of the investment in Next Generation Vending, LLC, the increase in the unrealized value of one portfolio company in the amount of $1.7 million, $1.2 million due to a rise in market prices for loan assets as a result of the general improvement in the credit markets and the continued strong performance of the borrowers of our originated investments, and $0.3 million due to the reversal of prior period net unrealized depreciation due to early full repayments and sales of portfolio investments, offset by negative credit related adjustment of three portfolio investments in the amount of $(1.6) million.

Net Increase in Net Assets from Operations

We had a net asset value per common share outstanding on June 30, 2014 of $15.64. We had a net asset value per common share outstanding on December 31, 2013 of $15.16.

Based on 16,758,779 basic weighted average shares outstanding, the net increase in net assets from operations per share for the six months ended June 30, 2014 was $1.18. We declared and paid a cash distribution on March 28, 2014 in the amount of $5.9 million, or $0.35 a share, and declared and paid a cash distribution on June 27, 2014 in the amount of $5.9 million, or $0.35 a share.

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

In addition to proceeds from public and private offerings of securities, our CLO and our GLC Trust 2013-2 Revolver, as of June 30, 2014 we have identified approximately 18 portfolio companies with a total par value of $71.1 million and a fair value of $70.6 million which are transitory, which we define as those investments that generally yield less than 9.0%. We intend to migrate out of these assets over time into those meeting our core portfolio yield, which we define as those investments that generally yield 9.0% or greater. We view these investments as an additional source of liquidity to meet our investment objectives. For the three months ended June 30, 2014 we transitioned out of sixteen transitory assets with a total par value of $78.3 million (including partial principal repayments, as well as the reclassification of three assets from transitory to core) and six core assets with a total par value of $61.5 million (including partial principal repayments). Total additions to our core portfolio totaled $104.1 million of par. Total additions to our core portfolio included nine new portfolio company investments consisting of one origination totaling $6.7 million of par, one club deal totaling $9.9 million of par, seven purchased deals totaling $46.1 million of par, the reclassification of three assets from transitory to core totaling par of $13.2 million, $3.0 million related to upsizes on our existing investments and $25.2 million of additional consumer loan purchases.

Our primary use of funds from operations includes investments in portfolio companies, cash distributions to holders of our common stock, payments of interest on our debt, and payments of fees and other operating expenses we incur. We believe that our existing cash and cash equivalents and our transitory portfolio as of June 30, 2014 will be sufficient to fund our anticipated funding requirements through at least June 30, 2015.

On March 11, 2014 the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which was paid on March 28, 2014 to stockholders of record as of March 21, 2014. Additionally, on May 6, 2014, the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which was paid on June 27, 2014 to stockholders of record as of June 13, 2014.

As of June 30, 2014 and December 31, 2013, we had cash and cash equivalents of $16.1 million and $13.7 million, respectively. Also, as of June 30, 2014 and December 31, 2013, we had restricted cash and cash equivalents of $27.7 million and $28.0 million, respectively. For purposes of U.S. generally accepted accounting principles, or U.S. GAAP, we consider cash equivalents to be highly liquid financial instruments with original maturities of three months or less and cash held in overnight sweep deposit accounts.

During the six months ended June 30, 2014, cash and cash equivalents increased by $2.4 million as a result of net cash provided by operating activities of $8.9 million offset by cash used in financing activities in the amount of $6.5 million.

During the six months ended June 30, 2014, cash provided by operating activities resulted mainly from net investment income in the amount of $8.9 million, $9.7 million of realized gains, repayments and sales of investments in the amount of $154.0 million and $66.1 million, respectively, as well as an increase in payables to affiliates in the amount of $4.3 million, offset by purchases of investments in the amount of $212.3 million and an increase in due from counterparties in the amount of $9.2 million. Net cash used in financing activities resulted from cash distributions in the amount of $11.7 million, offset by proceeds from borrowings on the GLC Trust 2013-2 Revolver in the amount of $5.3 million.

During the six months ended June 30, 2013, cash and cash equivalents decreased by $10.0 million as a result of net cash used in operating activities of $138.6 million offset by cash provided by financing activities in the amount of $128.6 million.

During the six months ended June 30, 2013, cash used in operating activities resulted from purchases of investments in the amount of $282.5 million offset by repayments and sales of investments in the amount of $70.8 million and $6.8 million, respectively, a decrease in cash and cash equivalents, restricted accounts in the amount of $57.2 million, a $7.6 million increase in the amount due to counterparties and net investment income in the amount of $8.1 million. Net cash provided by financing activities resulted from proceeds received from net capital contributions from the sale of common shares of $86.9 million and borrowings in the amount of $50.0 million on the revolving loans under the $150 million credit facility entered into by GF 2012-1 (the “Credit Facility”), offset by a cash distribution in the amount of $8.3 million.

As of June 30, 2014 and December 31, 2013, we had $19.8 million and $9.2 million, respectively, of unfunded obligations with a fair value of $(0.3) million and $(0.1) million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2014 and December 31, 2013, respectively, subject to the terms of each loan’s respective credit agreement.

Portfolio Composition and Select Portfolio Information

As of June 30, 2014, we held investments in 62 portfolio companies with a fair value of $433.6 million. As of June 30, 2014, our portfolio had an average investment size of approximately $5.8 million, a weighted average yield of 10.4% and a weighted average contractual maturity of 44 months.

The following table shows select information of our portfolio for the periods from June 30, 2013 to June 30, 2014.

Summary of Portfolio characteristics ($ in millions)	June 30, 2014	March 31, 2014	December 31 2013	September 30, 2013	June 30, 2013
Total Market Value	$433.6	$455.2	$429.1	$411.5	$418.1
Number of portfolio companies	62	71	70	71	83
Average investment size(1)	$5.8	$5.3	$5.0	$5.1	$4.7
Weighted average yield(2)(3)	10.4%	10.0%	9.8%	9.5%	8.8%
Weighted average price(1)	98.3	99.1	99.2	98.6	97.1
First lien	77.1%	85.3%	88.1%	90.8%	93.8%
Second lien	4.1%	5.2%	4.3%	3.3%	3.3%
Mezzanine	1.7%	1.6%	1.7%	1.7%	—%
Subordinated	1.3%	—%	—%	—%	—%
Unsecured	1.5%	—%	—%	—%	—%
Consumer loans	10.5%	5.3%	3.9%	2.2%	1.2%
Real estate loans	2.3%	2.2%	—%	—%	—%
Equity	1.5%	0.4%	2.0%	1.9%	1.7%
Core(6)	83.7%	70.6%	68.0%	57.2%	48.3%
Transitory(6)	16.3%	29.4%	32.0%	42.8%	51.7%
Originated(4)	39.6%	36.1%	32.3%	26.3%	16.0%
Club(5)	24.7%	19.9%	15.8%	15.0%	12.8%
Purchased	35.7%	44.0%	51.9%	58.7%	71.2%
Fixed(1)	12.3%	8.1%	5.0%	4.1%	1.7%
Floating(1)	87.7%	91.9%	95.0%	95.9%	98.3%
Performing(1)	98.8%	100.0%	100.0%	98.9%	98.8%
Non-performing(1)	1.2%	—%	—%	1.1%	1.2%
Weighted average debt/EBITDA(1)(2)	3.5x	3.5x	3.6x	3.7x	3.8x
Weighted average risk rating(1)	2.33	2.24	2.17	2.19	2.17

(1)	Excludes consumer loans and equity investments.
(2)	Excludes investments with a risk rating of 4, unfunded revolvers and equity investments.
(3)	Excludes the impact of HC Cable Opco, LLC at Q2 2013.
(4)	Originated positions include investments where we have sourced and led the execution of the deal.
(5)	Club positions include investments where we provided direct lending to a borrower with one or two other lenders but did not lead the deal.
(6)	June 30, 2014 includes the transfer of three portfolio companies with a par value of $13.2 million and a weighted average yield of 19.3%, from Transitory to Core. Excluding these investments from the current quarter core the average yield of core deals closed during the quarter was 11.8%.

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

The following table shows the distribution of our investments on the 1 to 4 investment performance rating scale at fair value as of June 30, 2014 and December 31, 2013.

	As of June 30, 2014		As of December 31, 2013
($ in millions)	Investments at Fair Value(1)	Percentage of Total Investments	Investments at Fair Value(1)	Percentage of Total Investments
Risk Rating 1	$2.6	0.7%	$2.9	0.7%
Risk Rating 2	261.8	68.5	330.8	82.0
Risk Rating 3	112.6	29.5	69.5	17.2
Risk Rating 4	5.0	1.3	0.5	0.1
	$382.0	100.0%	$403.7	100.0%

(1)	Excludes $51.6 million and $25.4 million of consumer loans and equity investments as of June 30, 2014 and December 31, 2013, respectively. Certain reclassifications have been made for previous periods in order to conform to the current period’s presentation.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2014 and December 31, 2013, we had $19.8 million and $9.7 million of outstanding commitments to fund such investments, respectively.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2014 is as follows:

	Payments Due by Period (in millions)
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
CLO	$—	$—	$—	$210.4	$210.4
GLC Trust 2013-2 Revolver	—	15.0	—	—	15.0
Unfunded commitments(1)	19.8	—	—	—	19.8
Commitments to purchase loans	—	—	—	—	—
Total contractual obligations	$19.8	$15.0	$—	$210.4	$245.2

(1)	Unfunded commitments represent all amounts unfunded as of June 30, 2014. These amounts may or may not be funded to the borrowing party in the future. The unfunded commitments are related to senior secured revolving loans. We reflect this amount in the less than one-year category because the entire amount was eligible for funding as of June 30, 2014.

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

Basis for Consolidation

Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in Topic 946, Financial Services-Investment Companies, or ASC Topic 946, we are precluded from consolidating any entity other than another investment company. We generally consolidate any investment company when we own 100% of its partners’ or members’ capital or equity units. ASC Topic 946 also provides an exception to the aforementioned if the investment company has an investment in a controlled operating company that provides substantially all of its services to the investment company. GF 2013-2 Manager owns a 100% equity interest in GF 2013-2, which is an investment company for accounting purposes, and also provides collateral management services solely to GF 2013-2. As such, we have consolidated the accounts of these entities into our financial statements. Our blocker subsidiaries, Walnut Hill II LLC and GLC Trust 2013-2 are 100% owned investment companies for accounting purposes. As such, we have consolidated the accounts of these entities into our financial statements. As a result of this consolidation, the amounts outstanding under the CLO and the GLC Trust 2013-2 Revolver are treated as our indebtedness. We dissolved Garrison Capital CLO Ltd. as of April 8, 2013 and GF 2010-1 was dissolved on June 5, 2013.

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

Our portfolio consists of primarily debt investments and unsecured consumer loans. The fair value of our investments is initially determined by investment professionals of the Investment Adviser and ultimately determined by the Board on a quarterly basis.

In valuing our debt investments, the Investment Adviser generally uses various approaches, including, but not limited to, proprietary models that consider the analyses of independent valuation agents as well as credit risk, liquidity, market credit spreads, other applicable factors for similar transactions, bid quotations obtained from other financial institutions that trade in similar investments or based on bid prices provided by independent third party pricing services.

The types of factors that the Board may take into account when reviewing the fair value initially derived by the Investment Adviser and determining the fair value of the our debt investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors.

In valuing our unsecured consumer loans, the Investment Adviser generally uses a discounted cash flow methodology based upon a set of assumptions. The primary assumptions used to value the unsecured consumer loans include prepayment and default rates derived from historical performance, actual performance as compared to historical projections and discount rate.

The types of factors that the Board may take into account when reviewing the fair value initially derived by the Investment Adviser and determining the fair value of the our consumer loan investments generally include, as appropriate, prepayment and default rates derived from historical performance, actual performance as compared to historical projections and discount rates.

Our Board of Directors has retained several independent valuation firms to review the valuation of each portfolio investment that does not have a readily available market quotation at least once during each 12-month period. To the extent a security is reviewed in a particular quarter, it is reviewed and valued by only one service provider. However, our Board of Directors does not intend to have de minimis investments of less than 0.5% of our total assets (up to an aggregate of 10% of our total assets) independently reviewed. Our Board of Directors is ultimately and solely responsible for determining the fair value of our assets using a documented valuation policy and consistently applied valuation process.

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

We accrue interest income if we expect that ultimately we will be able to collect it. Generally, when an interest default occurs on a loan in our portfolio, or if our management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we will place the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For the three and six months ended June 30, 2014, the Company recognized $209,412 and $305,459, respectively, in charge offs in realized losses from investments for consumer loans held by GLC Trust 2013-2, and no investments were placed on non-accrual status.

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

Loan Origination, Facility, Commitment and Amendment Fees

We may receive loan origination, facility, commitment and amendment fees in addition to interest income from the loans during the life of the investment. We may receive origination fees upon the origination of an investment. Origination fees are initially deferred and reduced from the cost basis of the investment and subsequently accreted into interest income over the remaining stated term of the loan. Facility fees, sometimes referred to as asset management fees, are accrued as a percentage periodic fee on the base amount (either the funded facility amount or the committed principal amount). Commitment fees are based upon the undrawn portion committed by us and are recorded on an accrual basis. Amendment fees are paid in connection with loan amendments and waivers and are recognized upon completion of the amendments or waivers, generally when such fees are receivable. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts. Any such fees are included in interest income on the consolidated statement of operations. For the three months ended June 30, 2014 and June 30, 2013, other income in the amount of $965,152 and $98,289, respectively, was included in interest income. For the six months ended June 30, 2014 and June 30, 2013, other income in the amount of $1,301,150 and $116,356, respectively, was included in interest income.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the period covered by our financial statements, the majority of the loans in our portfolio had floating interest rates, and we expect that our loans in the future will also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate re-set provisions that adjust applicable LIBOR under such loans to current market rates on a regular basis. In addition, each of the CLO and the GLC Trust 2013-2 Revolver has a floating interest rate provision based on a cost of funds that approximates LIBOR and we expect that any other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited consolidated statement of financial condition as of June 30, 2014 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(dollars in thousands)
Down 25 basis points	8	(620)	628
Up 50 basis points	58	952	(894)
Up 100 basis points	489	2,078	(1,589)
Up 200 basis points	3,352	4,332	(980)
Up 300 basis points	6,716	6,585	131

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

We may in the future hedge against currency and interest rate fluctuations by using standard hedging instruments such as futures, forward contracts, currency options and interest rate swaps, caps, collars and floors, and the collateral manager may engage in similar hedging activities with respect to the obligations of the CLO, to the extent permitted under the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in currency exchange and interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. We, our Investment Adviser and the collateral manager have not hedged any of the obligations of the CLO.

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

Item 1A: Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K filed with the SEC on March 13, 2014, and our Form N-2, as amended, filed on July 11, 2014 (effective as of July 14, 2014), which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

EXHIBIT INDEX

Number	Description
31.1*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	GLC Trust 2013-2 Consumer Loan Pool Schedule of Investments.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Garrison Capital Inc.
Dated: August 6, 2014	By /s/ Joseph Tansey Joseph Tansey Chief Executive Officer (Principal Executive Officer)
Dated: August 6, 2014	By /s/ Brian Chase Brian Chase Chief Financial Officer (Principal Accounting and Financial Officer)