Form 10-Q
period 2014-09-30
Garrison Capital Inc.
filed 2014-11-05
CIK 1509892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of November 5, 2014 the Registrant had 16,758,779 shares of common stock, $0.001 par value, outstanding.

i

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Financial Condition

Part I. Financial Information

Item 1. Financial Statements

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$25,572,239	$13,664,583
Cash and cash equivalents, restricted	15,460,036	27,964,507
Due from counterparties	1,706,575	6,660,132
Investments, fair value
Non-control/Non-affiliate investments (amortized cost of $447,762,162 and $409,797,656, respectively)	448,649,030	410,051,950
Affiliate investments (amortized cost of $0 and $17,190,795, respectively)	—	19,029,529
Accrued interest receivable	4,082,475	2,664,416
Deferred debt issuance costs (net of accumulated amortization of $1,925,570 and $1,400,358, respectively)	4,584,334	4,884,271
Deferred offering costs	314,018	—
Other assets	442,716	160,426
Total assets	$500,811,423	$485,079,814
Liabilities
Due to counterparties	$5,096,343	$7,840,140
Incentive fee payable	4,388,075	1,098,899
Management fee payable	223,341	217,608
Administrator fee payable	309,904	—
GLC Trust 2013-2 revolving note (Note 7)	—	9,741,676
GLC Trust 2013-2 Class A note (Note 7)	34,288,677	—
Senior secured revolving note (Note 7)	34,000,000	50,000,000
Senior secured term note (Note 7)	159,729,390	159,677,767
Interest payable	649,397	1,487,539
Accrued expenses and other payables	826,519	935,587
Total liabilities	239,511,646	230,999,216
Commitments and contingencies (Note 13)	$—	$—
Net assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 16,758,779 and 16,758,779 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	16,759	16,759
Paid-in-capital in excess of par	257,804,160	257,804,160
(Over)/under distributed net investment income	(2,468,451)	—
Accumulated net realized gain/(loss) from investments	5,060,441	(5,833,349)
Net unrealized appreciation from investments	886,868	2,093,028
Total net assets	261,299,777	254,080,598
Total liabilities and net assets	$500,811,423	$485,079,814
Common shares outstanding	16,758,779	16,758,779
Net asset value per common share	$15.59	$15.16

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

September 30, 2014 (unaudited)

Security Description	Par/Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments – United States
Common Equity
Apparel Products
Everyware Global, Inc., Warrant*	82,843	$—	$—	—%
Total Apparel Products		—	—	—
Health Services
Juniper TGX Investment Partners, LLC, Common	670,623	670,623	1,074,637	0.41
Total Health Services		670,623	1,074,637	0.41
Miscellaneous Manufacturing
Valterra Products Holdings, LLC, Common Class A	185,847	185,847	294,511	0.12
Valterra Products Holdings, LLC, Common Class B	20,650	20,650	32,723	0.01
Total Miscellaneous Manufacturing		206,497	327,234	0.13
Miscellaneous Retail
Provo Craft Holdings, LLC, Common	1,110	—	—	—
Total Miscellaneous Retail		—	—	—
Transportation Services
EZE Trucking, LLC, Common	2,898	267,801	—	—
Total Transportation Services		267,801	—	—
Total Common Equity		$1,144,921	$1,401,871	0.54%
Preferred Equity
Consumer Finance Services
Prosper Marketplace Series B Preferred Stock(4)	261,912	$789,962	$3,761,056	1.44%
Total Consumer Finance Services		789,962	3,761,056	1.44
Total Preferred Equity		$789,962	$3,761,056	1.44%
Debt Investments
Apparel Products
Joe’s Jeans Inc., Term Loan* L + 10.75%, 1.25% L Floor, 9/30/2018	10,486,963	$10,319,263	$10,319,148	3.95%
Total Apparel Products		10,319,263	10,319,148	3.95
Automotive
CTC Casting Technologies, Inc. (Compass), Loan* L+ 6.75%, 0.75% L Floor, 3/28/2019	10,281,250	10,188,966	10,224,655	3.92
Penda Corporation, Term Loan(5) L+ 12.00% Cash, 2.00% PIK, 1/26/2019	7,323,901	7,210,934	7,323,901	2.80
Total Automotive		17,399,900	17,548,556	6.72
Broadcasting & Entertainment
CF Entertainment Inc. (Entertainment Studios), Term Loan* L+ 7.50%, 1.00% L Floor, 6/26/2019	9,960,531	9,866,217	9,866,152	3.78
Total Broadcasting & Entertainment		9,866,217	9,866,152	3.78

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

September 30, 2014 (unaudited)

Security Description	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Debt Investments (continued)
Building & Real Estate
Onyx Mamaroneck, LLC, Term Loan(4)(5) L+ 7.00% Cash, 5.00% PIK, 2/1/2015	10,273,133	$10,205,177	$10,273,133	3.93%
ShelterLogic Corp., Term Loan* L+ 8.50%, 1.00% L Floor, 7/30/2019	10,434,375	10,232,888	10,232,773	3.92
Total Building & Real Estate		20,438,065	20,505,906	7.85
Chemicals
Arclin US Holdings Inc., 2nd Lien Term Loan*(4) L+ 6.00%, 1.75% L Floor, 1/15/2015	2,578,349	2,569,084	2,578,349	0.99
Galata Chemicals, LLC, Term Loan* L+ 8.00%, 1.00% L Floor, 2/28/2019	9,250,000	9,083,964	9,083,541	3.47
Total Chemicals		11,653,048	11,661,890	4.46
Communications
Aspect Software, Inc., Tranche B Term Loan* L+ 5.50%, 1.75% L Floor, 5/7/2016	5,461,226	5,445,679	5,445,880	2.08
HC Cable OpCo, LLC, Term Loan* L+ 8.50%, 1.00% L Floor, 7/17/2018	10,900,532	10,755,843	11,087,879	4.25
Sirva Worldwide, Loan* L+ 6.25%, 1.25% L Floor, 3/27/2019	4,925,000	4,851,529	4,998,875	1.91
Total Communications		21,053,051	21,532,634	8.24
Consumer Finance Services
PlanMember Financial Corporation, Term Loan*(4) L+ 8.50%, 1.50% L Floor, 2/14/2018	1,426,295	1,400,924	1,426,295	0.55
Project Sunshine IV Pty Ltd (Sensis), New Term Loans*(4) L+ 7.00%, 1.00% L Floor, 9/23/2019	10,385,631	10,282,456	10,359,667	3.96
Total Consumer Finance Services		11,683,380	11,785,962	4.51
Electrical Equipment
AbelConn, LLC (SIE Computing), Term Loan A* L+ 8.50%, 1.00% L Floor, 7/17/2019	10,500,000	10,298,740	10,290,000	3.94
AbelConn, LLC (SIE Computing), Term Loan B L+ 2.50%, 1.00% L Floor, 7/17/2019	2,826,550	2,772,372	2,770,019	1.06
AbelConn, LLC (SIE Computing), Revolver L+ 2.50%, 1.00% L Floor, 7/17/2019	345,205	338,301	338,301	0.13
Total Electrical Equipment		13,409,413	13,398,320	5.13
Food Stores – Retail
Specialty Bakers LLC, Term Loan* L+ 7.25%, 1.00% L Floor, 8/7/2019	9,486,220	9,289,965	9,289,854	3.55
Sqwincher Corporation (The), Term Loan* L+ 10.00%, 1.50% L Floor, 8/3/2016	6,473,900	6,429,234	6,473,900	2.48
Total Food Stores – Retail		15,719,199	15,763,754	6.03

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

September 30, 2014 (unaudited)

Security Description	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Debt Investments (continued)
Health Services
Forest Park Medical Center at Fort Worth, LLC, Term Loan L+ 12.00%, 7/16/2019	9,590,539	$9,590,539	$9,590,539	3.67%
Forest Park Medical Center at San Antonio, LLC, Term Loan L+ 12.00%, 7/16/2019	11,409,461	11,409,461	11,409,461	4.36
SCG Capital Corporation (Radiation Therapy), Term Note L+ 12.00%, 5/1/2017	6,754,541	6,754,541	6,754,541	2.58
Virtual Radiologic Corporation, Term Loan B* L+ 5.50%, 1.75% L Floor, 12/22/2016	4,837,500	4,818,183	3,567,656	1.37
Walnut Hill Physicians’ Hospital, LLC, Acquistion Loan 12.50%, 9/27/2018	1,528,977	1,528,977	1,528,977	0.59
Walnut Hill Physicians’ Hospital, LLC, Term Loan 12.50%, 4/1/2019	7,784,791	7,784,791	7,784,791	2.98
Total Health Services		41,886,492	40,635,965	15.55
Insurance Agents
Affirmative Insurance Holdings, Inc., Term Loan* L+ 7.25%, 1.25% L Floor, 3/30/2016	6,005,568	5,821,145	5,855,429	2.24
Worley Claims Services, LLC, Term Loan* L+ 11.00%, 1.50% L Floor, 7/6/2017	5,974,011	5,907,989	6,093,491	2.33
Total Insurance Agents		11,729,134	11,948,920	4.57
Oil & Gas
Gasco Production Company, Term Loan* L+ 8.50%, 1.00% L Floor, 8/18/2017	9,985,495	9,745,661	9,745,521	3.73
Total Oil & Gas		9,745,661	9,745,521	3.73
Miscellaneous Manufacturing
Anchor Hocking, LLC (EveryWare Global), Initial Term Loan*(5) L+ 6.50% Cash, 1.75% PIK, 1.25% L Floor, 5/21/2020	6,933,026	6,857,472	5,295,099	2.03
AP Gaming I, LLC, Term B Loan* L+ 8.25%, 1.00% L Floor, 12/20/2020	4,962,500	4,830,322	4,987,313	1.91
CR Brands, Inc., Term Loan* L+ 7.25%, 1.00% L Floor, 3/31/2019	10,500,000	10,311,161	10,311,749	3.94
Frontier Spinning Mills, Inc., Term Loan* L+ 6.50%, 1.00% L Floor, 12/19/2018	4,873,418	4,851,266	4,849,051	1.86
Kranos Acquisition Corp., Term Loan* L+ 11.00%, 1.00% L Floor, 6/15/2017	10,500,000	10,441,645	10,410,709	3.98
Nursery Supplies, Inc., Term Loan* L+ 7.50%, 1.00% L Floor, 6/13/2018	10,937,812	10,897,350	11,014,527	4.22
Ranpak Corp., Second Lien Term Loan* L+ 7.25%, 1.25% L Floor, 4/23/2020	1,000,000	992,097	1,008,330	0.39
Valterra Products Holdings, LLC, Term Loan* L+ 9.00%, 1.00% L Floor, 5/31/2018	8,517,994	8,393,163	8,660,220	3.31
Total Miscellaneous Manufacturing		57,574,476	56,536,998	21.64

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

September 30, 2014 (unaudited)

Security Description	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Debt Investments (continued)
Miscellaneous Retail
Confluence Outdoor, LLC, Term Loan* L+ 7.00%, 1.00% L Floor, 4/18/2019	6,656,997	$6,551,090	$6,551,026	2.51%
PD Products, LLC, Term Loan* L+ 10.50%, 1.50% L Floor, 10/4/2018	10,234,516	10,070,233	10,234,516	3.92
PD Products, LLC, Revolver L+ 10.50%, 1.50% L Floor, 10/4/2018	606,998	606,998	606,998	0.23
PSP Group, LLC, Term Loan* L+ 4.75%, 1.50% L Floor, 9/13/2016	4,372,706	4,350,244	4,285,252	1.64
Total Miscellaneous Retail		21,578,565	21,677,792	8.30
Miscellaneous Services
Academi Holdings LLC, Second Lien Term Loan* L+ 10.00%, 1.00% L Floor, 7/25/2020	10,000,000	9,806,293	9,800,000	3.75
Attachmate Corporation, Second Lien Term Loan* L+ 9.50%, 1.50% L Floor, 11/22/2018	10,365,221	10,332,368	10,499,969	4.02
Dorsey School of Business Holdings, Inc., Term Loan* L+ 8.00%, 1.50% L Floor, 6/28/2018	4,625,000	4,625,000	4,625,000	1.77
Global Traffic Technologies, LLC, Term Loan A* L+ 5.25%, 1.25% L Floor, 6/30/2015	2,192,819	2,167,787	2,192,819	0.84
Global Traffic Technologies, LLC, Term Loan B* L+ 5.25%, 1.25% L Floor, 6/30/2015	3,560,206	3,545,780	3,560,206	1.36
Midwest Technical Institute, Inc., Term Loan A* L+ 8.00%, 1.50% L Floor, 10/4/2017	7,509,924	7,509,924	7,509,924	2.87
NAP Asset Holdings Ltd., Canadian Term Loan* L+ 7.00%, 1.00% L Floor, 3/22/2018	2,518,648	2,500,955	2,518,648	0.96
NAP Asset Holdings Ltd., Term Loan* L+ 7.00%, 1.00% L Floor, 3/22/2018	5,636,974	5,597,374	5,636,974	2.16
SC Academy Holdings, Inc., Term Loan(3) 0.00%, 7/16/2016	7,760,599	5,587,631	4,066,554	1.56
Speed Commerce, Inc., Term Loan B* L+ 8.15%, 1.00% L Floor, 7/9/2019	10,500,000	10,312,182	10,312,074	3.95
Sprint Industrial Holdings, LLC, Term Loan (First Lien)* L+ 5.75%, 1.25% L Floor, 5/14/2019	7,385,492	7,336,700	7,367,028	2.82
Tecta America Corp., Term Loan* L+ 4.00%, 1.00% L Floor, 7/1/2018	4,060,030	3,880,827	3,857,028	1.48
Tecta America Corp., Revolver L+ 4.00%, 7/1/2018	148,688	147,080	141,253	0.05
Total Miscellaneous Services		73,349,901	72,087,477	27.59
Printing & Publishing
Penn Foster, Inc., Term Loan Base Rate+ 5.00%**, 3/31/2015	978,242	978,242	978,242	0.37
Total Printing & Publishing		978,242	978,242	0.37
Restaurants
Rita’s Water Ice Franchise Company, LLC, Term Loan B* L+ 12.50%, 1.50% L Floor, 11/30/2016	4,687,500	4,687,500	4,687,500	1.79
Ted’s Cafe Escondido Holdings, Inc., Term Loan A* L+ 8.00%, 1.50% L Floor, 12/31/2018	6,912,500	6,912,500	6,912,500	2.65
Total Restaurants		11,600,000	11,600,000	4.44

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

September 30, 2014 (unaudited)

Security Description	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Debt Investments (continued)
Specialty Services
Vistronix, LLC, Term Loan* L+ 7.50%, 1.00% L Floor, 12/4/2018	10,106,250	$10,020,959	$10,020,903	3.83%
Vistronix, LLC, Revolver L+ 7.50%, 1.00% L Floor, 12/4/2018	201,250	201,250	199,550	0.08
Total Specialty Services		10,222,209	10,220,453	3.91
Transportation Services
EZE Trucking, LLC, Term Loan*(5) L+ 10.75% Cash, 1.00% PIK, 0.25% L Floor, 7/31/2018	10,472,251	10,182,648	10,472,247	4.01
Fleetgistics Holdings, Inc., Term Loan* L+ 5.88%, 2.00% L Floor, 3/23/2015	1,318,617	1,318,984	1,186,755	0.45
MXD Group, Inc. (fka Exel Direct Inc.), Term Loan* L+ 11.00%, 1.00% L Floor, 5/31/2018	13,387,500	13,188,821	13,387,500	5.12
Ozburn-Hessey Holding Company LLC, Term Loan B* L+ 5.50%, 1.25% L Floor, 5/23/2019	6,418,750	6,369,099	6,390,082	2.45
Raymond Express International, LLC, Term Loan* L+ 7.75%, 1.75% L Floor, 2/28/2018	3,950,406	3,922,815	4,009,662	1.53
Total Transportation Services		34,982,367	35,446,246	13.56
Total Debt Investments		$405,188,583	$403,259,936	154.33%
Financial Assets
Consumer Finance Services
GLC Trust 2013-2 Consumer Loan Portfolio(1)(4)(6)	41,228,257	$41,228,257	$40,711,244	15.58%
Total Consumer Finance Services		41,228,257	40,711,244	15.58
Total Financial Assets		$41,228,257	$40,711,244	15.58%
Total Non-Control/Non-Affiliate Investments		$448,351,723	$449,134,107	171.89%
Unfunded Obligations
Communications
HC Cable OpCo, LLC, Revolver 0.50%, 7/17/2018	489,362	$(6,496)	$8,411	—
Total Communications		(6,496)	8,411	—
Electrical Equipment
AbelConn, LLC (SIE Computing), Revolver(2) 0.50%, 7/17/2019	2,531,507	$(48,235)	(50,630)	(0.02)
Total Electrical Equipment		$(48,235)	(50,630)	(0.02)
Miscellaneous Manufacturing
Valterra Products Holdings, LLC, Revolver 0.50%, 5/31/2018	1,588,437	(23,279)	26,522	0.01
Total Miscellaneous Manufacturing		(23,279)	26,522	0.01
Miscellaneous Retail
Confluence Outdoor, LLC, Delayed Draw Term Loan(2) 2.00%, 4/18/2019	3,328,498	(52,953)	(52,985)	(0.02)
PD Products, LLC, Revolver 0.50%, 10/4/2018	1,033,627	(26,307)	—	—
Total Miscellaneous Retail		(79,260)	(52,985)	(0.02)

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

September 30, 2014 (unaudited)

Security Description	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Unfunded Obligations (continued)
Miscellaneous Services
Dorsey School of Business Holdings, Inc., Revolver 0.50%, 6/28/2018	1,000,000	$—	$—	—%
Global Traffic Technologies, LLC, Revolver 0.50%, 6/30/2015	1,458,439	(5,910)	—	—
Midwest Technical Institute, Inc., Revolver 0.50%, 10/4/2017	1,664,249	—	—	—
Speed Commerce, Inc., Delayed Draw Term Loan(2) 2.00%, 7/9/2019	7,875,000	(112,691)	(112,756)	(0.04)
Tecta America Corp., Revolver(2) 0.50%, 7/1/2018	6,120,300	(275,779)	(306,015)	(0.12)
Total Miscellaneous Services		(394,380)	(418,771)	(0.16)
Restaurants
Ted’s Cafe Escondido Holdings, Inc., Revolver 0.50%, 12/31/2018	500,000	—	—	—
Ted’s Cafe Escondido Holdings, Inc., Delayed Draw Term Loan B 0.50%, 12/31/2018	1,000,000	—	—	—
Total Restaurants		—	—	—
Specialty Services
Vistronix, LLC, Revolver(2) 0.50%, 12/4/2018	673,750	(7,340)	(5,690)	—
Total Specialty Services		(7,340)	(5,690)	—
Transportation Services
EZE Trucking, LLC, CapEx A Loan 0.60%, 7/31/2018	1,400,000	(26,815)	—	—
Raymond Express International, LLC, Revolver 0.50%, 2/28/2018	537,752	(3,756)	8,066	—
Total Transportation Services		(30,571)	8,066	—
Total Unfunded Obligations		$(589,561)	$(485,077)	(0.19)%
Total Investments – United States		$447,762,162	$448,649,030	171.70%

*	Denotes that all or a portion of the loan secures the loans under the CLO (see Note 7).
**	All references to an alternate base rate are based on the Prime Rate.
L	London Interbank Offered Rate.
(1)	GLC Trust 2013-2 includes 3,922 small balance consumer loans with an average par of $10,512, a weighted average adjusted rate of 15.6% and a weighted average maturity of 1/26/2018. See Note 4 for additional information.
(2)	The negative fair value is the result of the unfunded commitment being valued below par. These amounts may or may not be funded to the borrowing party now or in the future.
(3)	Investment is currently in default, not income producing and placed on non-accrual status.
(4)	Not a qualifying asset under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

September 30, 2014 (unaudited)

(5)	Coupon is payable in cash and/or payment-in-kind (PIK).
(6)	See exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 for detail on underlying loans.

All debt investments were income-producing as of September 30, 2014 except as noted above. Common equity and preferred equity investments are non-income-producing unless otherwise noted.

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
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Debt Investments (continued)
Chemicals
Arclin US Holdings Inc., Second Lien Term Loan* L+ 6.00%, 1.75% L Floor, 1/15/2015	2,598,597	$2,565,212	$2,598,597	1.02%
Total Chemicals		2,565,212	2,598,597	1.02
Communications
Aspect Software, Inc., Tranche B Term Loan* L+ 5.25%, 1.75% L Floor, 5/7/2016	7,732,307	7,711,983	7,746,844	3.05
ConvergeOne Holdings Corp, Term Loan* L+ 8.00%, 1.25% L Floor, 5/8/2019	11,248,571	11,098,514	11,103,240	4.37
HC Cable OpCo, LLC, Term Loan L+ 8.50%, 1.00% L Floor, 7/17/2018	10,983,112	10,808,591	10,808,486	4.26
Northland Cable Television, Inc., Term Loan* L+ 6.00%, 1.75% L Floor, 12/30/2016	2,821,848	2,735,409	2,821,848	1.11
Sirva Worldwide, Loan* L+ 6.25%, 1.25% L Floor, 3/27/2019	4,962,500	4,876,131	5,061,750	1.99
U.S. Telepacific Corp., Term Loan* L+ 4.50%, 1.25% L Floor, 2/23/2017	2,926,005	2,923,286	2,927,468	1.15
Total Communications		40,153,914	40,469,636	15.93
Consumer Finance Services
PlanMember Financial Corporation, Term Loan* L+ 8.50%, 1.50% L Floor, 2/14/2018	1,477,500	1,445,451	1,477,500	0.58
Total Consumer Finance Services		1,445,451	1,477,500	0.58
Electrical Equipment
Roberts-Gordon LLC, Term Loan* L+ 10.00%, 2.00% L Floor, 4/20/2016	9,440,983	9,419,121	9,469,436	3.73
Syncsort Incorporated, Term Loan* Base Rate+ 4.25%**, 3/31/2015	3,128,670	3,109,864	3,128,670	1.23
Total Electrical Equipment		12,528,985	12,598,106	4.96
Food Stores – Retail
Apple & Eve, LLC, Term Loan* L+ 12.50%, 1.25% L Floor, 12/11/2017	8,775,541	8,706,337	8,858,488	3.49
Sagittarius Restaurants LLC (Del Taco), Initial Term Loan* L+ 5.00%, 1.25% L Floor, 10/1/2018	4,642,857	4,602,863	4,642,857	1.83
Sailormen Inc. (Interfoods of America), Term Loan L+ 4.00%, 2.25% L Floor, 6/30/2017	4,212,681	3,438,365	3,412,271	1.34
Sqwincher Corporation (The), Term Loan* L+ 10.00%, 1.50% L Floor, 8/3/2016	6,773,900	6,708,178	6,813,801	2.68
Total Food Stores – Retail		23,455,743	23,727,417	9.34
Health Services
Ellman International, Inc., Term Loan L+ 7.50%, 1.50% L Floor, 2/28/2014	3,256,914	3,244,920	3,244,714	1.27
Ellman International, Inc., Revolver Base Rate + 6.50%**, 2/28/2014	794,219	810,730	810,608	0.32
eResearchTechnology, Inc., Term Loan* L+ 4.75%, 1.25% L Floor, 5/2/2018	6,435,000	6,407,882	6,443,044	2.54

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2013

Security Description	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Debt Investments (continued)
Virtual Radiologic Corporation, Term Loan B* L+ 5.50%, 1.75% L Floor, 12/22/2016	4,875,000	$4,848,997	$2,754,375	1.08%
SCG Capital Corporation (Radiation Therapy), Term Loan L+ 12.00%, 3/1/2017	3,227,737	3,227,737	3,227,737	1.27
Theragenics Corporation, Term Loan* L+ 10.25%, 1.25% L Floor, 10/29/2018	9,938,040	9,735,411	9,746,137	3.84
Walnut Hill Physicians’ Hospital, Construction Loan 12.50%, 3/31/2014	9,798,642	9,798,642	9,798,642	3.86
Total Health Services		38,074,319	36,025,257	14.18
Hotels and Motels
Buffalo Thunder Inc., Term Loan* L+ 3.00%, 1/1/2014	280,105	280,105	280,105	0.11
Total Hotels and Motels		280,105	280,105	0.11
Insurance Agents
Affirmative Insurance Holdings, Inc., Term Loan* L+ 7.25%, 1.25% L Floor, 3/30/2016	7,041,537	6,717,183	6,689,460	2.63
Worley Claims Services, LLC, Term Loan* L+ 11.00%, 1.50% L Floor, 7/6/2017	6,506,431	6,415,070	6,669,923	2.63
Total Insurance Agents		13,132,253	13,359,383	5.26
Machinery
Paladin Brands Holding, Inc. (IES), Initial Loan L+ 5.50%, 1.25% L Floor, 8/16/2019	797,000	797,000	790,026	0.31
Total Machinery		797,000	790,026	0.31
Metal Mining
Metal Services LLC (Phoenix), New Term Loans* L+ 5.00%, 1.00% L Floor, 6/30/2017	3,477,728	3,477,728	3,500,333	1.38
Total Metal Mining		3,477,728	3,500,333	1.38
Miscellaneous Manufacturing
Arctic Glacier USA, Inc., Term Loan (First Lien)* L+ 4.75%, 1.25% L Floor, 5/10/2019	4,701,375	4,680,410	4,713,128	1.85
Alpha Packaging Holdings, Inc., Tranche B Term Loan* L+ 4.50%, 1.25% L Floor, 9/17/2016	3,144,375	3,099,606	3,081,488	1.21
Anchor Hocking, LLC (EveryWare Global), Term Loan L+ 6.25%, 1.25% L Floor, 5/21/2020	6,965,000	6,902,191	7,069,475	2.78
AP Gaming Holdings, LLC, Term Loan B* L+ 8.25%, 1.00% L Floor, 12/20/2020	5,000,000	4,850,821	4,875,000	1.92
Axia Acquisition Corporation, Term Loan A L+ 9.00%, 2.00% L Floor, 3/12/2016	903,851	852,578	903,851	0.36
Expera Specialty Solutions, LLC, Term Loan* L+ 6.25%, 1.25% L Floor, 12/26/2018	6,965,000	6,839,118	7,034,650	2.77
Kranos Acquisition Corp., Term Loan* L+ 11.00%, 1.00% L Floor, 6/15/2017	10,000,000	9,930,942	10,145,479	3.99

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2013

Security Description	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Debt Investments (continued)
Nursery Supplies, Inc., Term Loan* L+ 7.50%, 1.00% L Floor, 6/13/2018	11,356,250	$11,305,750	$11,520,838	4.53%
Ranpak Corp., Second Lien Term Loan* L+ 7.25%, 1.25% L Floor, 4/23/2020	1,000,000	991,035	1,025,000	0.40
Valterra Products Holdings, LLC, Term Loan* L+ 9.00%, 1.00% L Floor, 5/31/2018	8,681,802	8,528,610	8,891,639	3.50
Total Miscellaneous Manufacturing		57,981,061	59,260,548	23.31
Miscellaneous Retail
PD Products, LLC, Term Loan* L+ 10.50%, 1.50% L Floor, 10/4/2018	10,500,000	10,300,235	10,300,120	4.05
PD Products, LLC, Revolver* L+ 10.50%, 1.50% L Floor, 10/4/2018	278,906	274,926	274,909	0.11
PSP Group, LLC, Term Loan* L+ 4.75%, 1.50% L Floor, 9/13/2016	4,410,206	4,378,877	4,388,155	1.73
Total Miscellaneous Retail		14,954,038	14,963,184	5.89
Miscellaneous Services
Attachmate Corporation, Second Lien Term Loan* L+ 9.50%, 1.50% L Floor, 11/22/2018	9,865,221	9,823,489	9,618,590	3.79
Global Traffic Technologies, LLC, Term Loan A* L+ 5.25%, 1.25% L Floor, 6/30/2015	2,962,584	2,933,395	2,962,584	1.17
Global Traffic Technologies, LLC, Term Loan B* L+ 5.25%, 1.25% L Floor, 6/30/2015	3,560,206	3,544,534	3,560,206	1.40
NAP Asset Holdings Ltd., Canadian Term Loan* L+ 7.00%, 1.00% L Floor, 3/22/2018	2,888,094	2,863,437	2,888,094	1.14
NAP Asset Holdings Ltd., Term Loan* L+ 7.00%, 1.00% L Floor, 3/22/2018	6,463,830	6,408,645	6,463,830	2.54
Sprint Industrial Holdings, LLC, Term Loan (First Lien)* L+ 5.75%, 1.25% L Floor, 5/14/2019	5,970,000	5,916,719	6,014,775	2.37
Vision Solutions, Inc., Term Loan (First Lien)* L+ 4.50%, 1.50% L Floor, 7/23/2016	7,181,084	7,138,126	7,181,084	2.82
Total Miscellaneous Services		38,628,345	38,689,163	15.23
National Security
Scitor Corporation, Term Loan* L+ 3.50%, 1.50% L Floor, 2/15/2017	6,639,773	6,631,840	6,531,876	2.57
Sirius Computer Solutions (SCS Holdings I Inc.), Term Loan* L+ 5.75%, 1.25% L Floor, 12/7/2018	3,238,462	3,211,926	3,268,717	1.29
Total National Security		9,843,766	9,800,593	3.86
Oil & Gas
Varel International Energy Funding Corp., Term Loan* L+ 7.75%, 1.50% L Floor, 7/17/2017	7,760,000	7,638,232	7,876,400	3.10
Total Oil & Gas		7,638,232	7,876,400	3.10
Printing & Publishing
Penn Foster, Inc., Term Loan* Base Rate+ 5.00%**, 3/31/2015	1,111,639	1,111,639	978,242	0.39
Playboy Enterprises, Inc., Term Loan* L+ 6.00%, 1.25% L Floor, 3/6/2017	6,050,741	6,029,173	5,929,727	2.33
Total Printing & Publishing		7,140,812	6,907,969	2.72

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2013

Security Description	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Debt Investments (continued)
Restaurants
BMP/Pennant Holdings, LLC, Term Loan A* L+ 4.00% Cash, L+ 3.00% PIK, 6/27/2014	2,741,812	$2,666,385	$2,604,722	1.03%
BMP/Pennant Holdings, LLC, Term Loan B L+ 6.00% Cash, L+ 5.00% PIK, 6/27/2014	614,445	598,423	460,834	0.18
Total Restaurants		3,264,808	3,065,556	1.21
Specialty Services
Vistronix, LLC, Term Loan* L+ 7.50%, 1.00% L Floor, 12/4/2018	10,446,364	10,342,421	10,342,363	4.07
SI Organization, Inc. (The), New Tranche B Term Loan* L+ 4.25%, 1.25% L Floor, 11/22/2016	4,847,243	4,813,693	4,750,297	1.86
Total Specialty Services		15,156,114	15,092,660	5.93
Textile Products
Universal Fiber Systems, LLC, Term Loan* L+ 5.75%, 1.75% L Floor, 6/26/2015	3,875,000	3,862,146	3,875,000	1.53
Total Textile Products		3,862,146	3,875,000	1.53
Transportation Services
EZE Trucking, LLC, Term Loan* L+ 9.75%, 7/31/2018	10,425,000	10,186,355	10,186,213	4.02
Fleetgistics Holdings, Inc., Term Loan* L+ 5.88%, 2.00% L Floor, 3/23/2015	1,640,359	1,641,545	1,600,990	0.63
MXD Group, Inc. (fka Exel Direct Inc.), Term Loan* L+ 11.00%, 1.00% L Floor, 5/31/2018	13,912,500	13,664,020	13,666,860	5.38
Ozburn-Hessey Holding Company LLC, Term Loan B* L+ 5.50%, 1.25% L Floor, 5/23/2019	6,467,500	6,409,408	6,483,103	2.55
Raymond Express International, LLC, Term Loan* L+ 7.75%, 1.75% L Floor, 2/28/2018	4,463,343	4,425,340	4,530,293	1.78
Stafford Logistics, Inc., Term Loan* L+ 5.50%, 1.25% L Floor, 6/26/2019	3,833,799	3,797,026	3,833,799	1.51
State Class Tankers II LLC, Term Loan L+ 5.50%, 1.25% L Floor, 6/20/2020	5,000,000	5,001,911	5,075,000	2.00
Total Transportation Services		45,125,605	45,376,258	17.87
Wholesale Durable Goods
Howard Berger Co. LLC, Term A Loan* L+ 5.75%, 1.25% L Floor, 8/3/2017	1,875,961	1,855,793	1,782,163	0.70
Total Wholesale Durable Goods		1,855,793	1,782,163	0.70
Total Debt Investments		$391,094,681	$391,226,210	154.00%
Financial Assets
Consumer Finance Services
GLC Trust 2013-2 Consumer Loan Pool(1)	16,698,585	$16,698,585	$16,888,126	6.65%
Total Consumer Finance Services		16,698,585	16,888,126	6.65
Total Financial Assets		$16,698,585	$16,888,126	6.65%
Total Non-Control/Non-Affiliate Investments		$409,938,187	$410,107,032	161.41%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2013

Security Description	Par/Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments – United States (continued)
Unfunded Obligations
Communications
HC Cable OpCo, LLC, Revolver(2) 0.50%, 7/17/2018	489,362	$(7,776)	$(7,781)	—%
Total Communications		(7,776)	(7,781)	—
Health Services
Ellman International, Inc., Revolver(2) 0.50%, 2/28/2014	1,191,328	(23,823)	(23,827)	(0.01)
Total Health Services		(23,823)	(23,827)	(0.01)
Miscellaneous Manufacturing
CTC Casting Technologies, Inc. (Compass), Delayed Draw Term Loan*(2) 0.00%, 11/27/2016	265,049	(1,962)	(1,964)	—
Valterra Products Holdings, LLC, Revolver(2) 0.50%, 5/31/2018	1,588,437	(28,028)	38,392	0.01
Total Miscellaneous Manufacturing		(29,990)	36,428	0.01
Miscellaneous Retail
PD Products, LLC, Revolver(2) 0.50%, 10/4/2018	1,361,719	(27,233)	(27,234)	(0.01)
Total Miscellaneous Retail		(27,233)	(27,234)	(0.01)
Miscellaneous Services
Global Traffic Technologies, LLC, Revolver(2) 0.50%, 6/30/2015	1,458,439	(6,420)	—	—
Total Miscellaneous Services		(6,420)	—	—
Specialty Services
Vistronix, LLC, Revolver*(2) 0.50%, 12/4/2018	870,530	(8,662)	(8,667)	—
Total Specialty Services		(8,662)	(8,667)	—
Transportation Services
EZE Trucking, LLC, CapEx A Loan(2) 0.60%, 7/31/2018	1,400,000	(32,048)	(32,067)	(0.01)
Raymond Express International, LLC, Revolver(2) 0.50%, 2/28/2018	537,752	(4,579)	8,066	—
Total Transportation Services		(36,627)	(24,001)	(0.01)
Total Unfunded Obligations		$(140,531)	$(55,082)	(0.02)%
Common Equity
Oil & Gas
Anchor Drilling Fluids USA, Inc., Common	959	$2,038,456	$2,137,779	0.84%
Total Oil & Gas		2,038,456	2,137,779	0.84
Total Common Equity		$2,038,456	$2,137,779	0.84%
Preferred Equity
Oil & Gas
Anchor Drilling Fluids USA, Inc., Preferred, 10.00% PIK	1,723	$2,721,574	$4,453,182	1.75%
Total Oil & Gas		2,721,574	4,453,182	1.75
Total Preferred Equity		$2,721,574	$4,453,182	1.75%

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

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

For the three and nine months ended September 30, 2014 and September 30, 2013

	Three months ended September 30, 2014	Three months ended September 30, 2013	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Investment income
Interest income
Non-Control/Non-Affiliate investments	$12,943,931	$9,337,744	$36,225,519	$22,422,333
Affiliate investments	—	—	462,080	—
Dividend Income	—	—
Non-Control/Non-Affiliate investments	—	—	—	—
Affiliate investments	—	—	385,765	—
Total investment income	12,943,931	9,337,744	37,073,364	22,422,333
Expenses
Interest	1,870,538	1,898,139	5,227,203	4,900,895
Loss on refinancing of GLC Trust 2013-2 revolver(1)	242,643	—	242,643	—
Loss on refinancing of senior secured notes(1)	—	426,714	—	426,714
Management fee	2,023,518	1,863,177	5,997,377	4,408,507
Incentive fee	1,270,008	—	7,065,897	—
Professional fees	254,742	355,522	915,305	963,893
Directors’ fees	95,554	100,000	282,805	268,680
Administrator expenses	164,654	217,743	568,289	587,766
Other expenses	625,150	425,304	1,509,578	816,079
Total expenses	6,546,807	5,286,599	21,809,097	12,372,534
Base management fee waived	—	(1,863,177)	—	(3,815,756)
Directors’ fees waived	—	—	—	(34,426)
Administrator expenses waived	—	—	—	(101,197)
Net expenses	6,546,807	3,423,422	21,809,097	8,421,155
Net investment income before excise taxes	6,397,124	5,914,322	15,264,267	14,001,178
Excise tax expense	(136,000)	—	(136,000)	—
Net investment income	6,261,124	5,914,322	15,128,267	14,001,178
Realized and unrealized gain/(loss) on investments
Net realized gain/(loss) from investments
Non-Control/Non-Affiliate investments	821,994	(5,689,915)	2,392,109	(11,041,153)
Affiliate investments	375,647		8,501,681
Net change in unrealized gain/(loss) from investments
Non-Control/Non-Affiliate investments	(2,377,915)	6,528,917	632,574	13,866,761
Affiliate investments	—		(1,838,734)
Net realized and unrealized gain/(loss) on investments	(1,180,274)	839,002	9,687,630	2,825,608
Net increase in net assets resulting from operations	$5,080,850	$6,753,324	$24,815,897	$16,826,786
Net investment income per common share	$0.37	$0.35	$0.90	$0.95
Net increase in net assets resulting from operations per common share	$0.30	$0.40	$1.48	$1.15
Basic weighted average common shares outstanding	16,758,779	16,758,779	16,758,779	14,672,034
Dividends and distributions declared per common share(2)	$0.35	$0.35	$1.05	$1.64

(1)	See Note 7.
(2)	Calculated using basic weighted average common shares outstanding.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

For the nine months ended September 30, 2014 and September 30, 2013

	September 30, 2014	September 30, 2013
Increase in net assets from operations:
Net investment income	$15,128,267	$14,001,178
Net realized gain/(loss) from investments	10,893,790	(11,041,153)
Net change in unrealized appreciation/(depreciation) on investments	(1,206,160)	13,866,761
Net increase in net assets/members’ capital from operations:	24,815,897	16,826,786
Dividends and distributions to stockholders:
Return of capital – Distributions-in-kind(1)	—	(9,991,329)
Distributions to stockholders(2)	(17,596,718)	(14,131,146)
Total dividends and distributions to stockholders	(17,596,718)	(24,122,475)
Common share transactions(3)
Issuance of common stock, net of underwriting costs	—	87,463,519
Offering costs	—	(564,140)
Net increase in net assets/members’ capital from common share transactions:	—	86,899,379
Total increase in net assets	7,219,179	79,603,690
Net assets at beginning of period	254,080,598	173,669,492
Undistributed net investment income included in net assets	$(2,468,451)	$(5,972,272)
Net assets at end of period	$261,299,777	$253,273,182
Net asset value per common share	$15.59	$15.11
Common shares outstanding at end of period(3)	16,758,779	16,758,779

(1)	Distributions-in-kind were made to only those investors who held shares of the Company’s common stock prior to the IPO.
(2)	Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. Federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.
(3)	Adjusted for Reverse Stock Split. See Note 1 for further information on these transactions.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

For the nine months ended September 30, 2014 and September 30, 2013

	September 30, 2014	September 30, 2013
Cash flows from operating activities
Net increase in net assets resulting from operations	$24,815,897	$16,826,786
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net accretion of discounts on investments	(1,420,638)	(1,120,020)
Net realized (gain)/loss from investments	(10,893,790)	11,041,153
Amortization of discount on senior secured notes payable	95,199	—
Loss on refinancing of GLC Trust 2013-2 revolving note	242,643	—
Loss on refinancing of senior secured notes	—	426,714
Amortization of deferred debt issuance costs	525,212	774,996
Net change in unrealized depreciation/(appreciation) on investments	1,206,160	(13,866,761)
Paid-in-kind interest	(533,151)	—
Purchases of investments	(325,007,250)	(344,138,532)
Paydowns of investments	225,714,640	100,032,951
Sales of investments	91,366,477	47,041,620
Changes in operating assets and liabilities:
Decrease in cash and cash equivalents, restricted	12,504,471	39,122,051
Decrease (Increase) in due from counterparties	4,953,557	(4,761)
(Increase) in accrued interest receivable	(1,418,059)	(783,394)
(Increase) in deferred offering costs	(314,018)	—
(Increase) in other assets	(282,290)	(673,305)
(Decrease) in due to counterparties	(2,743,797)	(5,452,446)
Increase in payables to affiliates	3,604,813	226,864
(Decrease) in interest payable on notes payable	(838,142)	(423,038)
(Decrease) in accrued expenses and other payables	(109,067)	(108,288)
Net cash provided by (used in) operating activities	21,468,867	(151,077,410)
Cash flows from financing activities
Capital contributions	—	87,463,519
Distributions paid to stockholders	(17,596,718)	(14,131,146)
Deferred offering costs	—	(564,140)
Payments for financing	(467,918)	(3,008,822)
Repayment of senior secured revolving note	(16,000,000)	—
Repayment of GLC Trust 2013-2 revolving note	(9,741,676)	—
Net proceeeds from GLC Trust 2013-2 notes	34,245,101	—
Proceeds from borrowing on term note	—	12,748,370
Proceeds from borrowing on revolving note	—	50,000,000
Net cash (used in) provided by financing activities	(9,561,211)	132,507,781
Net increase (decrease) in cash and cash equivalents	11,907,656	(18,569,629)
Cash and cash equivalents at beginning of period	13,664,583	21,680,791
Cash and cash equivalents at end of period	$25,572,239	$3,111,162
Supplemental disclosure of cash flow information
Cash paid for interest expense	$5,475,121	$4,549,104

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

September 30, 2014

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

Garrison Capital LLC, a Delaware limited liability company, commenced operations on December 17, 2010. On October 9, 2012, Garrison Capital LLC converted from a Delaware limited liability company to a Delaware corporation (the “Conversion”). In this Conversion, Garrison Capital Inc. succeeded to the business of Garrison Capital LLC and its subsidiaries, and the members of Garrison Capital LLC became stockholders of GARS. An aggregate of 10,707,221 shares of common stock, par value $0.001 per share, were issued to the members of GARS in this Conversion in accordance with their respective pro-rata membership interests in Garrison Capital LLC. As a result of a reverse stock split on February 25, 2013, which resulted in the conversion of one share of common stock into 0.9805106 shares of common stock (the “Reverse Stock Split”), all amounts related to shares/units, share/unit prices, earnings per share/per unit and distributions per share/unit have been retroactively restated for all periods presented. As a result, the 10,707,221 shares of common shares issued in the Conversion have been retroactively restated to 10,498,544.

GARS priced its initial public offering (“IPO”) on March 26, 2013, which closed on April 2, 2013, selling 6,133,334 shares, including 800,000 shares issued pursuant to the underwriters’ over-allotment option, at a public offering price of $15.00 per share. Concurrent with the closing of the IPO, the Company’s directors, officers, employees and an affiliate of Garrison Capital Advisers LLC, a Delaware limited liability company (the “Investment Adviser”), purchased an additional 126,901 shares through a private placement transaction (the “Concurrent Private Placement”) exempt from registration under the Securities Act of 1933, as amended, at a price of $15.00 per share. GARS’ shares trade on the NASDAQ Global Select Market, or NASDAQ, under the symbol “GARS”.

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

On April 19, 2012, GARS formed Garrison Funding 2012-1 Manager LLC, a Delaware limited liability company (“GF 2012-1 Manager”). This entity is a wholly owned consolidated subsidiary of GARS created for the purpose of acquiring and holding an investment in Garrison Funding 2012-1 LLC, a Delaware limited liability company (“GF 2012-1”). On September 23, 2013, in anticipation of refinancing the credit facility of GF 2012-1, GF 2012-1 Manager effectuated a name change to Garrison Funding 2013-2 Manager LLC (“GF 2013-2 Manager”).

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

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

On May 17, 2013, GARS formed GLC Trust 2013-2, a Delaware statutory trust (“GLC Trust 2013-2”). This entity is a wholly owned subsidiary of GARS created for the purpose of investing in a portfolio of small balance consumer loans. GLC Trust 2013-2 is 100% owned by GARS. GLC Trust 2013-2 closed on a $10.0 million revolving facility with Capital One Bank, N.A. on December 6, 2013 (“GLC Trust 2013-2 Revolver”). The GLC Trust 2013-2 Revolver includes an accordion feature, such that GLC Trust 2013-2 was permitted to increase the total commitment up to $15.0 million under the terms of the loan agreement. GARS exercised this option on December 20, 2013.

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

On July 11, 2014, GARS increased the GLC Trust 2013-2 Revolver total commitment by $15.0 million, for a total commitment of $30.0 million. On July 18, 2014, GARS completed a $39.2 million term debt securitization (“GLC Trust 2013-2 Notes”) collateralized by the GLC Trust 2013-2 consumer loan portfolio, to refinance the GLC Trust 2013-2 Revolver (see Note 7).

On August 15, 2013, Walnut Hill II LLC was formed for the purpose of holding a first lien equipment loan. Walnut Hill II LLC is 100% owned by GARS.

On July 7, 2014, Forest Park II LLC was formed for the purpose of holding first lien equipment loans. Forest Park II LLC is 100% owned by GARS.

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

September 30, 2014

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

GLC Trust 2013-2 has entered into agreements with Prosper Funding LLC, U.S. Bank National Association, Wilmington Trust, National Association and Manufacturers and Traders Trust Company to act as servicer, securities administrator, indenture trustee and custodian, respectively, for GLC Trust 2013-2.

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

September 30, 2014

2. Significant Accounting Policies and Recent Updates  – (continued)

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

The GARS Equity Holdings Entities, Walnut Hill II LLC, Forest Park II LLC and GLC Trust 2013-2 are 100% owned investment companies for accounting purposes. As such, GARS has consolidated the accounts of these entities into these consolidated financial statements. As a result of this consolidation, the amounts outstanding under the GLC Trust 2013-2 Notes are treated as the Company’s indebtedness.

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

As of September 30, 2014, $448,649,030 of the Company’s investments were Non-Control/Non-Affiliate investments and $0 were Affiliate investments, and as of December 31, 2013, $410,051,950 of the Company’s investments were Non-Control/Non-Affiliate investments and $19,029,529 were Affiliate investments.

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

Cash and Cash Equivalents

The Company defines cash equivalents as highly liquid financial instruments with original maturities of three months or less including those held in overnight sweep bank deposit accounts. At September 30, 2014 and December 31, 2013, cash held in designated bank accounts with its custodian was $20,822,527 and $11,277,605, respectively. At September 30, 2014 and December 31, 2013, cash held in designated bank accounts with other major financial institutions was $4,749,712 and $2,386,978, respectively. At times, these balances may exceed federally insured limits and this potentially subjects the Company to a concentration of credit risk. The Company believes it is not exposed to any significant credit risk associated with its cash custodian. At September 30, 2014 and December 31, 2013, there were no cash equivalents.

Cash and Cash Equivalents, Restricted

Cash and cash equivalents, restricted at September 30, 2014 and December 31, 2013 included cash of $13,632,488 and $27,351,608, respectively, held by GF 2013-2 in designated bank accounts with its Custodian. GF 2013-2 is required to use a portion of these amounts to pay interest expense, reduce borrowings at the end of the investment period and to pay other amounts in accordance with the terms of the indenture of the CLO. Funds held by GF 2013-2 are not available for general use by the Company. Cash and cash equivalents, restricted at September 30, 2014 and December 31, 2013 also included cash of $1,827,548 and $612,899, respectively, held by GLC Trust 2013-2 in designated restricted bank accounts. GLC Trust

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

2. Significant Accounting Policies and Recent Updates  – (continued)

2013-2 is required to use a portion of these amounts to make principal payments and pay interest expense in accordance with the terms of the indenture governing the GLC Trust 2013-2 Notes.

There were no cash equivalents, restricted held as of September 30, 2014 and December 31, 2013.

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

The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. For the three and nine months ended September 30, 2014, the Company had recognized $322,313 and $627,772, respectively, in charge offs in realized losses from investments for consumer loans held by GLC Trust 2013-2, and had one investment placed on non-accrual status. As of December 31, 2013, there were no loans placed on non-accrual status.

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

September 30, 2014

2. Significant Accounting Policies and Recent Updates  – (continued)

Loan Origination, Facility, Commitment and Amendment Fees

The Company may receive loan origination, prepayment, facility, commitment, and amendment fees in addition to interest income during the life of the investment. The Company may receive origination fees upon the origination of an investment.

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

Amendment fees are paid in connection with loan amendments and waivers and are recognized upon completion of the amendments or waivers, generally when such fees are receivable. Any such fees are included in interest income on the consolidated statements of operations. For the three months ended September 30, 2014 and September 30, 2013, other income in the amount of $935,040 and $45,414, respectively, was included in interest income. For the nine months ended September 30, 2014 and September 30, 2013, other income in the amount of $2,236,190 and $446,744, respectively, was included in interest income.

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

September 30, 2014

2. Significant Accounting Policies and Recent Updates  – (continued)

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

2. Significant Accounting Policies and Recent Updates  – (continued)

Offering Costs

Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity or debt offerings and are charged against proceeds from the offerings when received. As of September 30, 2014, $314,018 of expenses associated with the shelf registration statement initially filed on April 3, 2014 (“Registration Statement”) were deferred and included in deferred offering costs. These amounts will be charged against proceeds from offerings of securities when received.

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

The Company adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our stockholders who have not ‘opted out’ of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock acquired by AST through open-market purchases, rather than receiving the cash distribution. As of September 30, 2014, no new shares have been issued to fulfill the dividend reinvestment plan.

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

Income Taxes

Prior to the Conversion, Garrison Capital LLC was treated as a partnership for U.S. federal, state and local income tax purposes and, therefore, no provision has been made in the accompanying consolidated financial statements for federal, state or local income taxes. In accordance with the partnership tax law requirements, each partner would include their respective components of Garrison Capital LLC’s taxable profits or losses, as shown on their Schedule K-1s in their respective tax or information returns. GF 2013-2, GF 2013-2 Manager, the GARS Equity Holdings Entities, Walnut Hill II LLC and Forest Park II LLC are disregarded entities for tax purposes with the exception of Garrison Capital Equity Holdings LLC which was dissolved on December 30, 2013. GLC Trust 2013-2 is a grantor trust for U.S. taxable income purposes, whereby the income reverts to GARS.

As discussed in Note 1, for tax purposes, GARS elected to be treated as a RIC under Subchapter M of the Code, for the period from the date of the Conversion, beginning October 9, 2012, and intends to qualify each taxable year for such treatment. Such election was made upon the filing of the Company’s first U.S. federal

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

2. Significant Accounting Policies and Recent Updates  – (continued)

corporate income tax return. Accordingly, no provision for federal income tax was made in the consolidated financial statements for the nine months ended September 30, 2014 or the year ended December 31, 2013.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended September 30, 2014 and September 30, 2013, $136,000 and $0 was recorded for U.S. federal excise tax.

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

September 30, 2014

2. Significant Accounting Policies and Recent Updates  – (continued)

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of September 30, 2014 and December 31, 2013. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed as of September 30, 2014

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

2. Significant Accounting Policies and Recent Updates  – (continued)

and December 31, 2013. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statement of operations.

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

The terms of the Debt Investments may require the Company to extend to a borrower additional credit or provide funding for any unfunded portion of such Debt Investments at the request of the borrower. This exposes the Company to potential liabilities that are not reflected on the consolidated statements of financial condition. As of September 30, 2014 and December 31, 2013, the Company had $31,200,921 and $9,162,616 of unfunded obligations with a fair value of $(485,077) and $(55,082), respectively. The negative fair value is the result of the unfunded commitment being valued below par. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

3. Investments  – (continued)

dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2014 and December 31, 2013, respectively, subject to the terms of each loan’s respective credit agreement.

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

September 30, 2014

4. Fair Value of Financial Instruments  – (continued)

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

The following table summarizes the valuation of the Company’s investments measured at fair value based on the fair value hierarchy detailed above as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014
	Level 1	Level 2	Level 3	Total
Senior Secured(1)	$—	$—	$353,367,596	$353,367,596
Second Lien	—	—	27,743,675	27,743,675
Mezzanine	—	—	7,323,901	7,323,901
Real Estate Loans	—	—	10,273,133	10,273,133
Subordinated	—	—	4,066,554	4,066,554
Preferred Equity Investments	—	—	3,761,056	3,761,056
Common Equity Investments	—	—	1,401,871	1,401,871
Financial Assets	—	—	40,711,244	40,711,244
	$—	$—	$448,649,030	$448,649,030

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Senior Secured(2)	$—	$—	$382,888,163	$382,888,163
Second Lien	—	—	13,680,535	13,680,535
Mezzanine	—	—	7,080,998	7,080,998
Preferred Equity Investments	—	—	5,453,182	5,453,182
Common Equity Investments	—	—	3,090,475	3,090,475
Financial Assets	—	—	16,888,126	16,888,126
	$—	$—	$429,081,479	$429,081,479

(1)	Includes unfunded obligations of $(485,077).
(2)	Includes unfunded obligations of $(55,082).

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

4. Fair Value of Financial Instruments  – (continued)

The net change in unrealized appreciation/(depreciation) for the nine months ended September 30, 2014 and September 30, 2013 reported within the net change in unrealized appreciation/(depreciation) on investments in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets was $(1,206,160) and $13,866,763, respectively.

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the nine months ended September 30, 2014:

Nine Months ended September 30, 2014
	Senior Secured Investments	Second Lien Investments	Mezzanine Investments	Real Estate Loan Investments	Subordinated Investments	Unsecured Investments	Preferred Equity Investments	Common Equity Investments	Financial Assets	Total
Fair value, beginning of period	$382,888,163	$13,680,535	$7,080,998	$—	$—	$—	$5,453,182	$3,090,475	$16,888,126	$429,081,479
Transfers into Level 3(1)	—	4,916,653	—	—	—	—	—	—	—	4,916,653
Transfers out of Level 3(1)	(4,916,653)	—	—	—	—	—	—	—	—	(4,916,653)
Total net realized and unrealized gain/(loss) on investments	1,286,099	260,759	113,444	67,956	(1,521,077)	—	4,190,491	6,624,283	(1,334,325)	9,687,630
Total net accretion of discounts on investments	1,237,734	31,365	19,494	132,044	—	—	—	—	—	1,420,637
Purchases/Issuances	253,663,799	14,810,986	109,965	10,073,133	5,587,631	6,592,692	—	—	34,702,195	325,540,401
Sales	(77,170,973)	—	—	—	—	—	(5,882,617)	(8,312,887)	—	(91,366,477)
Paydowns	(203,620,573)	(5,956,623)	—	—	—	(6,592,692)	—	—	(9,544,752)	(225,714,640)
Fair value, end of period	$353,367,596	$27,743,675	$7,323,901	$10,273,133	$4,066,554	$—	$3,761,056	$1,401,871	$40,711,244	$448,649,030
Net change in unrealized appreciation/(depreciation) included in earnings related to investments still held at reporting date	$433,911	$300,556	$113,444	$67,956	$(1,521,077)	$—	$2,971,094	$449,251	$(706,554)	$1,240,759

(1)	Transfers into or out of Level 1, 2 or 3 are recognized at the reporting date. There were no transfers of investments between levels by the Company for the nine months ended September 30, 2014.

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

September 30, 2014

4. Fair Value of Financial Instruments  – (continued)

(1)	Transfers into or out of Level 1, 2 or 3 are recognized at the reporting date. There were no transfers of investments between levels by the Company for the nine months ended September 30, 2013.
(2)	Includes $9,991,329 Distribution-in-Kind.

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at September 30, 2014:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30, 2014	Valuation Technique	Unobservable Input		Range		Weighted Average
					Low	High
Senior Secured Investments(1)	$353,367,596	Comparable yield approach	Market rate(2)		5.5%	22.6%	10.1%
		Market comparable companies	EBITDA multiple	(5)	1.9x	15.0x	6.7x
Second Lien Investments	27,743,675	Comparable yield approach	Market rate(2)		6.5%	11.5%	10.0%
		Market comparable companies	EBITDA multiple	(5)	5.0x	9.3x	7.3x
Mezzanine Investments	7,323,901	Comparable yield approach	Market rate(2)		14.0%	14.0%	14.0%
		Market comparable companies	EBITDA multiple	(5)	6.0x	6.0x	6.0x
Subordinated Investments	4,066,554	Market comparable companies	EBITDA multiple	(5)	3.0x	3.0x	3.0x
Real Estate Loan Investments	10,273,133	Comparable yield approach	Market rate(2)		10.0%	10.0%	10.0%
Equity Investments(3)	1,401,871	Market comparable companies	EBITDA multiple	(5)	5.0x	7.0x	5.6x
Financial Assets(4)	40,711,244	Discounted cash flows	Interest rate		10.3%	31.3%	15.7%
			Conditional prepayment rate (“CPR”)		18.5%	83.6%	43.5%
			Constant default rate (“CDR”)		6.5%	33.0%	14.7%
			Discount rate		9.3%	9.3%	9.3%
Total	$444,887,974

(1)	Includes total unfunded obligations of $(485,077).
(2)	Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.
(3)	Fair value for purposes of this table excludes $3,761,056 of a preferred equity investment which is valued at a recent transaction price.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

4. Fair Value of Financial Instruments  – (continued)

(4)	Financial Assets are aggregated by the level of risk associated with the underlying loan, measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, the borrower’s credit score obtained from an official credit reporting agency at origination, debt-to-income ratios at origination, information from the borrower’s credit report at origination, as well as the borrower’s self-reported income range, occupation and employment status at origination. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of September 30, 2014, 26.4%, 30.0%, 31.5%, 7.8%, 3.9% and 0.4% of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively. See exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 for detail on underlying loans.
(5)	Excludes non-operating portfolio companies, which we define as those with loans collateralized by real estate or other hard assets.

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

September 30, 2014

4. Fair Value of Financial Instruments  – (continued)

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

The composition of the Company’s portfolio by industry at cost and fair value as of September 30, 2014 was as follows:

Industry	Cost of Investments		Fair Value of Investment
Miscellaneous Services	$72,955,521	16.2%	$71,668,706	15.9%
Miscellaneous Manufacturing	57,757,694	12.9	56,890,754	12.7
Consumer Finance Services	53,701,599	12.0	56,258,262	12.5
Health Services	42,557,115	9.5	41,710,602	9.3
Transportation Services	35,219,597	7.9	35,454,312	7.9
Miscellaneous Retail	21,499,305	4.8	21,624,807	4.8
Communications	21,046,555	4.7	21,541,045	4.8
Building & Real Estate	20,438,065	4.6	20,505,906	4.6
Automotive	17,399,900	3.9	17,548,556	3.9
Food Stores - Retail	15,719,199	3.5	15,763,754	3.5
Electrical Equipment	13,361,178	3.0	13,347,690	3.0
Insurance Agents	11,729,134	2.6	11,948,920	2.7
Chemicals	11,653,048	2.6	11,661,890	2.6
Restaurants	11,600,000	2.6	11,600,000	2.6
Apparel Products	10,319,263	2.3	10,319,148	2.3
Specialty Services	10,214,869	2.3	10,214,763	2.3
Broadcasting & Entertainment	9,866,217	2.2	9,866,152	2.2
Oil & Gas	9,745,661	2.2	9,745,521	2.2
Printing & Publishing	978,242	0.2	978,242	0.2
Total	$447,762,162	100.0%	$448,649,030	100.0%

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

4. Fair Value of Financial Instruments  – (continued)

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

Amounts due to counterparties were $5,096,343 and $7,840,140 as of September 30, 2014 and December 31, 2013, respectively. Amounts due from counterparties as of September 30, 2014 and December 31, 2013 were $1,706,575 and $6,660,132, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

7. Financing

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of September 30, 2014 and December 31, 2013, the Company’s asset coverage for borrowed amounts was 213.6% and 215.1%, respectively.

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

On the Refinancing Date, GF 2013-2 completed the CLO through a private placement of (1) $50.0 million of AAA(sf) rated Class A-1R revolving notes (“Class A-1R Notes”), which bear interest at either the CP Rate (as defined in the indenture governing the CLO) or the London Interbank Offered Rate (“LIBOR”) plus 1.90%; (2) $111.2 million of AAA(sf) rated Class A-1T notes (“Class A-1T Notes”), which bear interest at three-month LIBOR plus 1.80%; (3) $24.2 million of AA(sf) rated Class A-2 notes (“Class A-2 Notes” and collectively with the Class A-1R Notes and the Class A-1T Notes, the “Class A Notes”), which bear interest at three-month LIBOR plus 3.40%; (4) $25.0 million of A(sf) rated Class B notes (“Class B Notes”), which bear interest at three-month LIBOR plus 4.65%; (5) $13.7 million of Class C notes (not rated) (“Class C Notes” and collectively with the Class A Notes and Class B Notes, the “Secured Notes”), which bear interest at three-month LIBOR plus 5.50%; and (6) $126.0 million of subordinated notes (“Subordinated Notes” and collectively with the Class A Notes, Class B Notes and Class C Notes, the “GF 2013-2 Notes”), which do not have a stated interest rate, the proceeds of which were utilized, along with cash on hand, to refinance the existing Credit Facility. All of the GF 2013-2 Notes are scheduled to mature on September 25, 2023. As of September 30, 2014, GARS had retained 100% of the Class C Notes, which are eliminated in consolidation. The Subordinated Notes represent the residual interest in GF 2013-2. Immediately following the completion of the CLO, GF 2013-2 Manager owned 100% of the Subordinated Notes, which are eliminated in consolidation.

GLC Trust 2013-2 entered into a $10,000,000 revolving facility with Capital One Bank, NA, on December 6, 2013. The revolving facility included an accordion feature, such that GLC Trust 2013-2 was permitted to increase the total commitment up to $15,000,000 under the terms of the loan agreement. GLC Trust 2013-2 exercised this option on December 20, 2013.

On July 11, 2014, GARS increased the GLC Trust 2013-2 Revolver commitment by $15.0 million, for a total commitment of $30.0 million. On July 18, 2014, GARS completed a $39.2 million term debt securitization collateralized by the GLC Trust 2013-2 consumer loan portfolio (“GLC Trust 2013-2 Securitization”). The notes offered in the GLC Trust 2013-2 Securitization were issued by GLC Trust 2013-2 and consisted of

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

7. Financing  – (continued)

$36.9 million of Class A Notes (“GLC Trust 2013-2 Class A Notes”) and $2.3 million of Class B Notes (“GLC Trust 2013-2 Class B Notes”, and collectively with the GLC Trust 2013-2 Class A Notes, the “GLC Trust 2013-2 Notes”). As of September 30, 2014, GARS has retained all of the Class B Notes, which are eliminated in consolidation. The GLC Trust 2013-2 Class A Notes bear interest at 3.00% per annum and are scheduled to mature on July 15, 2021. The proceeds of the GLC Trust 2013-2 Notes were used to refinance the GLC Trust 2013-2 Revolver, which was fully paid down and terminated concurrent with the issuance of the GLC Trust 2013-2 Notes.

The refinance of the GLC Trust 2013-2 Revolver resulted in a $242,643 loss for the three and nine months ended September 30, 2014 due to the write-off of the remaining deferred debt issuance costs paid as part of the execution of the GLC Trust 2013-2 Revolver and third party expenses incurred to effect the refinancing, which is included in loss on refinancing of GLC Trust 2013-2 Revolver on the consolidated statements of operations.

Fees paid as part of the execution of the Credit Facility, the refinance of the Credit Facility and the execution of the CLO in the amount of $6,154,758 consisted of facility fees of $4,280,250 and other costs of $1,874,508, which included rating agency fees and legal fees. Fees paid as part of the execution of the GLC Trust 2013-2 Securitization in the amount of $318,497 consisted of legal and other fees. These costs are included in deferred debt issuance costs on the consolidated statements of financial condition and will be amortized over the stated maturity of the respective loans, with $4,584,334 and $4,884,271 of deferred debt issuance costs remaining as of September 30, 2014 and December 31, 2013, respectively.

The table below shows the notes outstanding under the CLO and the GLC Trust 2013-2 Notes as of September 30, 2014:

September 30, 2014	Amortized Carrying Value	Oustanding Principal at Par	Interest Rate	Stated Maturity
Class A-1R Notes:
Class A-1R Notes	$34,000,000	$34,000,000	CP Rate or LIBOR + 1.90%	9/25/2023
Class A-1T Notes:
Class A-1T Notes	110,775,354	111,175,000	LIBOR + 1.80%	9/25/2023
Class A-2 Notes:
Class A-2 Notes	24,041,483	24,150,000	LIBOR + 3.40%	9/25/2023
Class B Notes:
Class B Notes	24,912,553	25,025,000	LIBOR + 4.65%	9/25/2023
GLC Trust 2013-2 Class A Notes:
Class A Notes	34,288,677	34,752,493	3.00%	7/15/2021
	$228,018,067	$229,102,493

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

7. Financing  – (continued)

The table below shows the notes outstanding under the CLO and the GLC Trust 2013-2 Revolver as of December 31, 2013:

December 31, 2013	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate	Stated Maturity
Senior Secured Notes:
Class A-1R Notes	$50,000,000	$50,000,000	CP Rate or LIBOR + 1.90%	9/25/2023
Class A-1T Notes:
Class A-1T Notes	110,742,112	111,175,000	LIBOR + 1.80%	9/25/2023
Class A-2 Notes:
Class A-2 Notes	24,032,457	24,150,000	LIBOR + 3.40%	9/25/2023
Class B Notes:
Class B Notes	24,903,198	25,025,000	LIBOR + 4.65%	9/25/2023
GLC Trust 2013-2 Revolving Notes:
Revolving Note:	9,741,676	9,741,676	LIBOR + 3.50%	12/6/2015
	$219,419,443	$220,091,676

At September 30, 2014 and December 31, 2013, $16,000,000 and $0, respectively, of the Class A-1R Notes remained undrawn. The Class A-1R Notes bear a 1.00% annual fee on undrawn amounts.

The fair value of the GF 2013-2 Notes and GLC Trust 2013-2 Notes approximated the carrying value on the consolidated statements of financial condition at September 30, 2014 and December 31, 2013, respectively.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

7. Financing  – (continued)

If the coverage tests are not satisfied with respect to a quarterly payment date, GF 2013-2 will be required to apply available amounts to the repayment of interest on and principal of the GF 2013-2 Notes to the extent necessary to satisfy the applicable coverage tests and, as a result, there may be reduced funds available for GF 2013-2 to make additional investments or to make distributions on the Company’s equity interests in GF 2013-2. Additionally, compliance is measured on each day collateral loans are purchased, originated or sold and in connection with monthly reporting to the note holder. Furthermore, if under the second coverage test the aggregate principal amount of the collateral loans equals 125.0% or less of the aggregate outstanding principal amount on the Class A-1 Notes and remains so for ten business days, an event of default will be deemed to have occurred. As of September 30, 2014 and December 31, 2013, the trustee for the CLO has asserted that all of the coverage tests were met.

The indenture governing the GLC Trust 2013-2 Notes provides that, to the extent cash is available from cash collections, the holders of the GLC Trust 2013-2 Notes are to receive monthly interest and principal payments on the 15th day or, if not a business day, the next succeeding business day, commencing in August 2014, until the stated maturity.

Under the indenture governing the GLC Trust 2013-2 Notes, there are two applicable monthly tests. The first test compares the principal balance of the underlying loans to the principal balance of the GLC Trust 2013-2 Notes. To meet this first test, the aggregate principal balance of the underlying loans less the aggregate principal balance of the GLC Trust 2013-2 Notes must equal, at least, the greater of (1) 13% of the aggregate principal balance of the underlying loans as of the end of the prior month and (2) 5.25% of the loan pool balance as of July 11, 2014. The second test compares the ratio of the dollar amount of cumulative defaults to the original principal balance of the underlying loans as of July 11, 2014 (“Cumulative Default Ratio”) to the Cumulative Default Ratio trigger level, as stated in the indenture. To meet this second test, the Cumulative Default Ratio must not exceed the Cumulative Default Ratio trigger level.

If these tests are not satisfied with respect to a monthly payment date and are not cured within 45 days, an event of default will be deemed to have occurred and the GLC Trust 2013-2 Notes will become immediately due and payable, in accordance with the terms of the indenture. As of September 30, 2014, all of the coverage tests were met.

The table below shows the weighted average interest rates and weighted average effective interest rates of the notes outstanding under the CLO and the GLC Trust 2013-2 Notes as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Secured Notes:
Weighted average interest rate	2.03%	2.81%
Weighted average effective interest rate(1)	2.44	3.22
Class A-1R Notes:
Weighted average interest rate	2.13	2.23
Weighted average effective interest rate(1)	2.28	2.36
GLC Trust 2013-2 Revolving Note:
Weighted average interest rate	N/A	4.00
Weighted average effective interest rate(1)	N/A	4.79
GLC Trust 2013-2 Class A Notes:
Weighted average interest rate	3.00	N/A
Weighted average effective interest rate(1)	3.60	N/A

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

7. Financing  – (continued)

(1)	Includes the effects of deferred debt issuance costs.

As of September 30, 2014, the weighted average effective interest rate for total outstanding debt was 3.05%.

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

For the three and nine months ended September 30, 2014, the Investment Adviser earned management fees under the Investment Advisory Agreement in the amount of $2,023,518 and $5,997,377 respectively, of which $0 was waived. For the three and nine months ended September 30, 2013, the Investment Adviser earned management fees in the amount of $1,863,177 and $4,408,507, respectively, of which $1,863,177 and $3,815,756, respectively, was waived. The waived fees are not subject to recoupment by the Investment Adviser.

Management fees in the amount of $223,341 and $217,608 were payable as of September 30, 2014 and December 31, 2013, respectively, and are included in management fee payable on the consolidated statements of financial condition.

Under the Investment Advisory Agreement, the Investment Adviser is entitled to an incentive fee consisting of two components that are independent of each other, with the result that one component may be payable even if the other is not.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

8. Related Party Transactions  – (continued)

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

The portion of such incentive fee that is attributable to deferred interest (such as payment-in-kind interest or original issue discount) will be paid to the Investment Adviser, together with any other interest accrued on the loan from the date of deferral to the date of payment, only if and to the extent the Company actually receives such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. Any reversal of such amounts would reduce net income for the quarter by the net amount of the reversal (after taking into account the reversal of incentive fees payable) and would result in a reduction and possible elimination of the incentive fees for such quarter. For the avoidance of doubt, no incentive fee will be paid to the Investment Adviser on amounts accrued and not paid in respect of deferred interest. For the three and nine months ended September 30, 2014, the Investment Adviser earned an income-based incentive fee on pre-incentive fee net investment income, as calculated under the Investment Advisory Agreement, of $1,506,226 and $4,438,833, respectively.

The second component, which is capital gains-based, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and equals 20% of the Company’s cumulative aggregate realized capital gains through the end of such year, computed net of the Company’s aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees and subject to the Incentive Fee Cap and Deferral Mechanism described below. The capital-gains component of the incentive fee excludes any portion of realized gains (losses) that are associated with the reversal of any portion of unrealized appreciation/depreciation attributable to periods prior to April 1, 2013. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. For the three and nine months ended September 30, 2014, the Investment Adviser accrued a capital gains-based incentive fee, as calculated under the Investment Advisory Agreement, of $75,916 and $1,258,439, respectively.

Under U.S. GAAP, we are required to accrue a capital gains incentive fee based upon the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation on investments held at the end of each period. If such amount is positive at the end of a period, then the Company will record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

8. Related Party Transactions  – (continued)

there is no accrual for such period. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement (as described above). For the three and nine months ended September 30, 2014, the Investment Adviser accrued an incentive fee on capital gains as calculated under U.S. GAAP of $(312,134) and $1,368,625, respectively.

No incentive fees were earned for the three and nine months ended September 30, 2013.

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

Administration Agreement

As discussed in Note 1, GARS entered into the Administration Agreement with the GARS Administrator. Under the Administration Agreement, the GARS Administrator provides the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as the GARS Administrator, subject to review by the Board, from time to time determines to be necessary or useful to perform its obligations under the Administration Agreement. The GARS Administrator is responsible for the financial and other records that the Company is required to maintain and prepare reports to stockholders, and reports and other materials filed with the Securities and Exchange Commission (the “SEC”). The GARS Administrator provides on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance, including portfolio companies held indirectly through the CLO. No managerial assistance was provided to any portfolio companies for the nine months ended September 30, 2014 and September 30, 2013.

In addition, the GARS Administrator assists the Company in determining and publishing the Company’s net asset value, overseeing the preparation and filing of the Company’s tax returns, and the printing and dissemination of reports to stockholders of the Company, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company reimburses the GARS Administrator for the costs and expenses incurred by the GARS Administrator in performing its obligations and providing personnel and facilities as described. Administration fees payable to the GARS Administrator are based on the allocable portion of overhead to the GARS Administrator under the Administration Agreement.

The GARS Administrator agreed to irrevocably waive any amounts due to it under the Administration Agreement from the date of the Conversion through the quarter in which the Company executed the IPO. These amounts are not subject to recoupment by the GARS Administrator. Gross Administrator charges for the three and nine months ended September 30, 2014 were $164,654 and $568,289, respectively. The amount of these charges waived by the GARS Administrator for the three and nine months ended September 30, 2014 was $0. Gross Administrator charges for the three and nine months ended September 30, 2013, including amounts payable to the Sub-Administrator as discussed in Note 1, were $217,743 and $587,766, respectively. The amount of these charges waived by the GARS Administrator for the three and nine months ended September 30, 2013 was $0 and $101,197, respectively. Administration fees payable to the GARS

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

8. Related Party Transactions  – (continued)

Administrator in the amount of $309,904 and $0 were payable as of September 30, 2014 and December 31, 2013, respectively, and are included in administrator fee payable on the consolidated statements of financial position.

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

For the three and nine months ended September 30, 2014, independent directors earned Directors’ Fees of $95,554 and $282,805. For the three and nine months ended September 30, 2013, independent directors earned Directors’ Fees of $100,000 and $234,254 (net of fee waivers of $0 and $34,426, respectively). No Directors’ Fees were payable as of September 30, 2014 and December 31, 2013.

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

In connection with the secondary offering of shares of GARS common stock on July 17, 2014 under the Registration Statement on behalf of GSOF LLC, GSOF-SP LLC, GSOF-SP II LLC, GSOF-SP DB LLC, GSOIF Corporate Loan Pools Ltd., and Garrison Capital Offshore Ltd. (collectively, the “Garrison Offering Funds”), the Garrison Offering Funds have agreed to reimburse the Company for certain fees and expenses in the amount of $46,413 incurred in connection with the filing of the Company’s Registration Statement and the SEC’s review of the Registration Statement, based on the proportion of gross proceeds of the $250 million offering and certain fees and expenses in the amount of $21,838.

As of September 30, 2014, the Garrison Funds owned an aggregate of 2,057,170, or 12.3%, of the total outstanding common shares of GARS, and the officers and directors of the Company directly owned an aggregate of 66,049, or 0.4%, of the total outstanding common shares of GARS. As of December 31, 2013, the Garrison Funds owned an aggregate of 5,444,562, or 32.5%, of the total outstanding common shares of GARS, and the officers and directors of the Company directly owned an aggregate of 47,646, or 0.3%, of the total outstanding common shares of GARS.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

8. Related Party Transactions  – (continued)

Other

Garrison Loan Agency Services LLC acts as the administrative and collateral agent for certain loans held by the Company. No fees were paid by the Company to Garrison Loan Agency Services LLC during the nine months ended September 30, 2014 and 2013.

The Company may invest alongside other clients of the Investment Manager and their affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations.

9. Financial Highlights

The following table represents financial highlights for the Company for the nine months ended September 30, 2014 and September 30, 2013:

	September 30, 2014	September 30, 2013
Per share data
Net asset value per common share at beginning of period	$15.16	$16.54
Increase in net assets from operations:
Net investment income	0.90	0.95
Net realized gain/(loss) on investments	0.65	(0.75)
Net unrealized appreciation/(depreciation) on investments	(0.07)	0.95
Net increase in net assets from operations	1.48	1.15
Stockholder transactions
Return of capital	—	—
Distributions-in-kind(1)	—	(0.95)
Cash distributions	(1.05)	(0.94)
From net investment income	—	—
From realized gains	—	—
Dilutive impact of share issuance(2)	—	(0.69)
Total additions from and dividends and distributions to stockholders	(1.05)	(2.58)
Net asset value per common share at end of period	$15.59	$15.11
Per share market value at end of period	14.47	14.78
Total book return(3)	9.76%	6.95%
Total market return(4)	11.87%	-1.47%
Common shares outstanding at beginning of period	16,758,779	10,498,544
Common shares outstanding at end of period	16,758,779	16,758,779
Weighted average common shares outstanding	16,758,779	14,672,034
Net assets at beginning of period	$254,080,598	$173,669,492
Net assets at end of period	$261,299,777	$253,273,182
Average net assets(5)	$261,545,190	$221,560,995
Ratio of net investment income to average net assets(5)(9)	8.10%	8.49%
Ratio of net expenses to average net assets(5)(9)	10.80%	5.00%
Ratio of portfolio turnover to average investments at fair value(6)	72.39%	43.43%
Asset coverage ratio(7)	213.58%	234.47%
Average outstanding debt(8)	$224,262,286	$151,774,837
Average debt per common share	$13.38	$9.06

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

9. Financial Highlights  – (continued)

(1)	Distributions in-kind were made to only those investors which held shares of the Company’s common stock prior to the IPO.
(2)	Dilution due to the issuance of shares in the IPO at $15.00 per share, which was below net asset value.
(3)	Total return equals the net increase of ending net asset value from operations over the net asset value per common share/members’ capital per unit at beginning of the period.
(4)	Based upon the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan. Additionally, total market return for the nine months ended September 30, 2013 is based on the change in price per share from the initial public offering price per share as of March 27, 2013 to the closing price per share on September 30, 2013.
(5)	Calculated utlizing monthly net assets/members’ capital. Calculated based on annualized net investment income and expenses excluding any incentive fee attributable to realized and unrealized gains and any non-recurring expenses (loss on refinancing and accrued excise tax) less the total year-to-date (not annualized) incentive fee attributable to realized and unrealized gains and the total year-to-date (not annualized) non-recurring expenses.
(6)	Calculated based on monthly average investments at fair value.
(7)	In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.
(8)	Calculated based on monthly debt outstanding.
(9)	During the nine months ended September 30, 2013, the Investment Adviser waived $3,815,756 of management fees, the independent directors waived $34,426 of Directors’ fees and the GARS Administrator waived $101,197 of Administrator expenses. Had these expenses not been waived, the ratio of net investment income to average net assets and the ratio of total expenses to average net assets would have been 6.11% and 7.38%, respectively. There were no fee waivers for the nine months ended September 30, 2014.

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

11. Earnings per Share

The following table sets forth the computation of the net increase in net assets per share/members’ capital units resulting from operations, pursuant to FASB ASC 260, Earnings per Share (“ASU 260”), for the nine months ended September 30, 2014 and September 30, 2013:

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Net increase in net assets resulting from operations	$24,815,897	$16,826,786
Basic weighted average shares outstanding	16,758,779	14,672,034
Basic earnings per share	$1.48	$1.15

12. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

12. Dividends and Distributions  – (continued)

On March 11, 2014, the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which was paid on March 28, 2014 to stockholders of record as of March 21, 2014.

On May 6, 2014, the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which was paid on June 27, 2014 to stockholders of record as of June 13, 2014.

On August 4, 2014, the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which was paid on September 26, 2014 to stockholders of record as of September 12, 2014.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

13. Commitments and Contingencies

The Company had outstanding commitments to fund investments totaling $31,200,921 and $9,162,617 under various undrawn revolvers and other credit facilities as of September 30, 2014 and December 31, 2013, respectively.

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

14. Subsequent Events

On October 31, 2014, the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which will be paid on December 29, 2014 to stockholders of record as of December 12, 2014.

These consolidated financial statements were approved by the Board and were available for issuance on November 5, 2014. Subsequent events have been evaluated through this date. No material subsequent events other than as disclosed above have occurred through this date.

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

As of September 30, 2014, we held investments in 56 portfolio companies with a fair value of $448.6 million, including investments in 47 portfolio companies held through GF 2013-2. The investments held by GF 2013-2 as of September 30, 2014 consisted of senior secured and second lien loans fair valued at $328.3 million. As of that date, the loans held by GF 2013-2 (held at fair value), together with cash and other assets held by GF 2013-2, equaled approximately $348.5 million. As of September 30, 2014, our portfolio had an average investment size of approximately $6.6 million, a weighted average yield of 10.0% and a weighted average contractual maturity of 45 months. Weighted average yield is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future schedule principal amortizations.

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

Recent Developments

On October 31, 2014, the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which will be paid on December 29, 2014 to stockholders of record as of December 12, 2014.

Market Trends

Leveraged loan volume eased during the third quarter of 2014 compared to the second quarter of 2014. Volume was primarily driven by merger and acquisition activity in the broader middle-market. Retail demand for leveraged loans slowed and although somewhat offset by demand from the CLO market overall prices were lower compared to the second quarter.

Second-lien loan activity slowed in line with the overall market during the third quarter of 2014 compared to the second quarter of 2014. We believe there continues to be a scarcity of capital in the lower middle-market as many traditional lenders to these companies have exited the business due to regulatory restrictions, and many competitors have moved up-market to focus their attention on larger borrowers. Sponsor and club business continues to represent the majority of direct lending opportunities in the lower middle-market, although we have seen banks, other non-bank finance companies and funds begin to participate in select one-off financings as a result of the increase in available capital. We believe that our expertise in providing non-traditional financing solutions to the lower middle-market allows us to tailor loan structures that meet borrower objectives while commanding premium pricing and maximizing the preservation of capital although increased competition could result in spread compression.

Consolidated Results of Operations

The results of operations described below may not be indicative of the results we report in future periods. Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized appreciation and depreciation. As a result, quarterly comparisons of net income may not be meaningful.

Consolidated operating results for the three and nine months ended September 30, 2014 and September 30, 2013 are as follows:

(in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Three Months Variance	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Nine Months Variance
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Net investment income	$6,261	$5,914	$347	$15,128	$14,001	$1,127
Total investment income	12,944	9,338	3,606	37,073	22,422	14,651
Net expenses	6,683	3,423	3,260	21,945	8,421	13,524
Net realized gain/(loss) on investments	1,198	(5,690)	6,888	10,894	(11,041)	21,935
Net change in unrealized (depreciation)/appreciation on investments	(2,378)	6,529	(8,907)	(1,206)	13,867	(15,073)

Net Investment Income

Net investment income for the three and nine months ended September 30, 2014 was $6.3 million and $15.1 million, respectively. Net investment income for the three and nine months ended September 30, 2013 was $5.9 million and $14.0 million, respectively.

Net investment income increased by $0.3 million for the three months ended September 30, 2014 from the three months ended September 30, 2013 and increased by $1.1 million for the nine months ended September 30, 2014 from the nine months ended September 30, 2013 as described below under “Investment Income” and “Expenses.”

Investment Income

Investment income for the three and nine months ended September 30, 2014 was $12.9 million and $37.1 million, respectively. Investment income for the three and nine months ended September 30, 2013 was $9.3 million and $22.4 million, respectively.

Investment income increased by $3.6 million for the three months ended September 30, 2014 from the three months ended September 30, 2013 due to an increase in interest income in the amount of $2.7 million and an increase in other income of $0.9 million. The increase in interest income was largely driven by the increase in the average portfolio investment balance during the three months ended September 30, 2014 as compared to September 30, 2013 due to the deployment of capital from the Company’s IPO. The increase in other income was driven by prepayment premiums received during the three months ended September 30, 2014.

Investment income increased by $14.7 million for the nine months ended September 30, 2014 from the nine months ended September 30, 2013 due to an increase in interest income in the amount of $12.5 million, an increase in other income of $1.8 million and an increase in dividend income in the amount of $0.4 million. The increase in interest income was largely driven by the increase in the average portfolio investment balance during the nine months ended September 30, 2014 as compared to September 30, 2013 due to the deployment of capital from the Company’s IPO. The increase in other income was driven by prepayment premiums received during the nine months ended September 30, 2014.

Expenses

Total expenses for the three and nine months ended September 30, 2014 were $6.7 million and $21.9 million, respectively. Total expenses for the three and nine months ended September 30, 2013 were $3.4 million and $8.4 million, respectively.

There were no fee or expense waivers for the three and nine months ended September 30, 2014. Total expenses for the three and nine months ended September 30, 2013 included total fee and expense waivers of $1.8 million and $4.0 million, respectively. Fee waivers for the three months ended September 30, 2013 were comprised of $1.9 million of management fees waived by the investment adviser. Fee waivers for the nine months ended September 30, 2013 were comprised of $3.8 million of management fees waived by the investment adviser and an aggregate of $0.1 million of directors’ fees waived by the independent directors and administration expenses waived by the Administrator.

The following tables summarize our expenses, net of fee waivers, and excluding accrued excise tax, the loss on refinancing of GLC Trust 2013-2 Revolver and the loss on refinancing of senior secured notes for the three and nine months ended September 30, 2014 and September 30, 2013, respectively:

(in thousands)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Three Months Variance	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Nine Months Variance
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Interest	$1,871	$1,898	$(27)	$5,226	$4,901	$325
Management fees	2,024	—	2,024	5,997	593	5,404
Incentive fees	1,270	—	1,270	7,066	—	7,066
Professional fees	255	356	(101)	915	964	(49)
Directors fees	96	100	(4)	283	234	49
Administrator expenses	164	218	(54)	568	487	81
Other expenses	624	425	199	1,510	815	695
Total expenses	$6,304	$2,997	$3,307	$21,565	$7,994	$13,571

Interest expense increased $0.3 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily due to an increase in average debt outstanding. As of September 30, 2014 and September 30, 2013, we had $228.0 and $187.7 million of debt outstanding, respectively.

Management fees increased $2.0 million and $5.4 million for the three and nine months ended September 30, 2014, respectively, from the three and nine months ended September 30, 2013 primarily due to the increase in total assets, as well as the change in the calculation of the management fees at the time of our initial public offering. Prior to the BDC Conversion, management fees were calculated as 1.50% of gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds (as defined in the financial statements). Post-BDC Conversion, management fees are calculated as 1.75% of gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds (as defined in the financial statements). For the three months ended March 31, 2013, the Investment Adviser irrevocably waived base management fees due under the Investment Advisory Agreement in excess of an annual rate of 1.50% of the average of the value of our net assets, including cash and cash equivalents (as defined in the financial statements), calculated at the end of the two most recently completed calendar quarters. For the three months ended June 30, 2013 and September 30, 2013, the Investment Adviser waived all management fees. The waived fees are not subject to recoupment by the Investment Adviser.

Incentive fees increased $1.3 million and $7.1 million for the three and nine months ended September 30, 2014, respectively, from the three and nine months ended September 30, 2013 primarily due to the increase in net investment income and realized gains, as well as the expiration of the full incentive fee waivers previously granted by the Investment Adviser. The waived fees are not subject to recoupment by the Investment Adviser.

Professional fees for the three months ended September 30, 2014 decreased by $0.1 million, from the three months ended September 30, 2013. Professional fees decreased by $0.1 million for the three months ended September 30, 2014 from the three months ended September 30, 2013 primarily a result of a decrease in audit and tax fees.

Other expenses for the three months ended September 30, 2014 increased by $0.2 million from the three months ended September 30, 2013 primarily as a result of servicing and other fees incurred by GLC Trust 2013-2. Other expenses for the nine months ended September 30, 2014 increased by $0.7 million from the nine months ended September 30, 2013 primarily as a result of premiums related to insurance policies entered into as a result of the completion of our IPO, as well as servicing and other fees incurred by GLC Trust 2013-2.

Accrued excise tax for the three and nine months ended September 30, 2014 totaled $0.1 million.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

For the three and nine months ended September 30, 2014, we realized net gain on investments of $1.2 million and $10.9 million, respectively.

Net realized gains for the three months ended September 30, 2014 were the result of the sale of five portfolio companies, the early full repayment of eight portfolio companies and other partial repayments.

Net realized gains for the nine months ended September 30, 2014 were driven primarily by $8.1 million of realized gains incurred from the sale of the parent company of one portfolio company, Anchor Drilling Fluids USA, Inc. (“Anchor”), resulting in the early full repayment of the debt and sale of the equity, with the remaining net realized gain of $2.8 million resulting from the sale of thirteen portfolio companies, early full repayment of twenty-seven portfolio companies and other partial repayments.

For the three and nine months ended September 30, 2013, we realized net loss on investments of $(5.7) million and $(11.0) million, respectively.

Net realized losses for the three months ended September 30, 2013 were driven primarily by $(6.0) million of realized losses incurred as a result of the early full repayment of two portfolio companies. This was offset by net realized gains of $0.3 million resulting from the sale of thirteen portfolio companies, the early full repayment of four portfolio companies, one refinancing and other partial repayments.

Net realized losses for the nine months ended September 30, 2013 were driven primarily by $(5.7) million of realized losses incurred as a result of the distribution-in-kind of the assets of Next Generation Vending, LLC and $(6.0) million of realized losses incurred as a result of the early full repayment of two portfolio companies. This was offset by net realized gains of $0.7 million resulting from the early full repayment of twenty one portfolio companies, the sale of seventeen portfolio companies, one refinancing and other partial repayments.

For the three and nine months ended September 30, 2014, the net change in unrealized depreciation on investments was $(2.4) million and $(1.2) million, respectively.

The net change in unrealized depreciation for the three months ended September 30, 2014 was driven primarily by the negative credit related adjustment of one portfolio company in the amount of $(1.5) million. The remaining net change in unrealized depreciation on investments was due to the reversal of prior period unrealized appreciation of $(1.1) million, offset by the increase in the market value of the remaining portfolio of $0.2 million.

The net change in unrealized depreciation for the nine months ended September 30, 2014 was driven primarily by the reversal of prior period unrealized appreciation in the amount of $(1.8) million as a result of the sale of the parent company of Anchor and the negative credit related adjustment of two portfolio companies in the amount of $(3.3) million, offset by the increase in value of two portfolio companies in the amount of $3.8 million. The remaining net change in unrealized depreciation on investments was due to the reversal of prior period unrealized appreciation of $(0.6) million, offset by the increase in the market value of the remaining portfolio in the amount of $0.7 million.

For the three and nine months ended September 30, 2013, the net change in unrealized appreciation on investments was $6.5 million and $13.9 million, respectively.

The net change in unrealized appreciation for the three months ended September 30, 2013 was driven primarily by the reversal of prior period unrealized depreciation in the amount of $6.0 million as a result of the full repayment of two portfolio companies. The remaining net change in unrealized appreciation on investments was due to the increase in the market value of the remaining portfolio in the amount of $0.6 million, offset by the reversal of prior period unrealized appreciation of $(0.1) million.

The net change in unrealized appreciation for the nine months ended September 30, 2013 was driven primarily by the $5.7 million reversal of unrealized depreciation as a result of the distribution-in-kind of the investment in Next Generation Vending, LLC, the increase in the value of one portfolio company in the amount of $1.7 million and the reversal of prior period unrealized depreciation in the amount of $5.6 million as a result of the full repayment of two portfolio companies. The remaining net change in unrealized depreciation on investments was due to the increase in the market value of the remaining portfolio in the amount of $2.0 million and the reversal of prior period unrealized depreciation of $0.3 million, offset by negative credit related adjustment of two portfolio companies in the amount of $(1.4) million.

Net Increase in Net Assets from Operations

We had a net asset value per common share outstanding on September 30, 2014 of $15.59. We had a net asset value per common share outstanding on December 31, 2013 of $15.16.

Based on 16,758,779 basic weighted average shares outstanding, the net increase in net assets from operations per share for the nine months ended September 30, 2014 was $1.48.

Based on 14,672,034 basic weighted average shares outstanding, the net increase in net assets from operations per share for the nine months ended September 30, 2013 was $1.15.

Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders and will have an ongoing need to raise additional capital for investment purposes. We generate cash primarily from offerings of our securities, the CLO, as described below, the GLC Trust 2013-2 Notes, other borrowings we may incur and cash flows from operations.

In addition to proceeds from public and private offerings of securities, our CLO and our GLC Trust 2013-2 Notes, as of September 30, 2014 we have identified eleven portfolio companies with a total par value of $45.4 million and a fair value of $44.7 million which are transitory, which we define as those investments that generally yield less than 9.0%. We view these investments as an additional source of liquidity to meet our investment objectives.

Our primary use of funds from operations includes investments in portfolio companies, cash distributions to holders of our common stock, payments of interest on our debt, and payments of fees and other operating expenses we incur. We believe that our existing cash and cash equivalents and our transitory portfolio as of September 30, 2014 will be sufficient to fund our anticipated funding requirements through at least September 30, 2015.

On March 11, 2014 the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which was paid on March 28, 2014 to stockholders of record as of March 21, 2014. On May 6, 2014, the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which was paid on June 27, 2014 to stockholders of record as of June 13, 2014. On August 4, 2014, the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which was paid on September 26, 2014 to stockholders of record as of September 12, 2014.

As of September 30, 2014 and December 31, 2013, we had cash and cash equivalents of $25.6 million and $13.7 million, respectively. Also, as of September 30, 2014 and December 31, 2013, we had restricted cash and cash equivalents of $15.5 million and $28.0 million, respectively. For purposes of U.S. generally accepted accounting principles, or U.S. GAAP, we consider cash equivalents to be highly liquid financial instruments with original maturities of three months or less and cash held in overnight sweep deposit accounts.

During the nine months ended September 30, 2014, cash and cash equivalents increased by $11.9 million as a result of net cash provided by operating activities of $21.5 million offset by cash used in financing activities in the amount of $9.6 million.

During the nine months ended September 30, 2014, cash provided by operating activities resulted mainly from net investment income in the amount of $15.1 million, $10.9 million of realized gains, repayments and sales of investments in the amount of $225.7 million and $91.4 million, respectively, as well as an increase in payables to affiliates in the amount of $3.6 million and a decrease in due from counterparties in the amount of $5.0 million, offset by purchases of investments in the amount of $325.0 million and a decrease in due to counterparties in the amount of $2.7 million. Net cash used in financing activities resulted from cash distributions in the amount of $17.6 million, repayments on the Class A-1R note in the amount of $16.0 million, repayment of the GLC Trust 2013-2 Revolver in the amount of $9.7 million and debt issuance costs of $0.5 million, offset by proceeds from the GLC Trust 2013-2 Notes in the amount of $34.2 million.

During the nine months ended September 30, 2013, cash and cash equivalents decreased by $18.6 million as a result of net cash used in operating activities of $151.1 million offset by cash provided by financing activities in the amount of $132.5 million.

During the nine months ended September 30, 2013, cash used in operating activities resulted from purchases of investments in the amount of $344.1 million offset by repayments and sales of investments in the amount of $100.0 million and $47.0 million, respectively, a decrease in cash and cash equivalents restricted accounts in the amount of $39.1 million, an increase in due to counterparties of $5.5 million and net investment income in the amount of $14.0 million. Net cash provided by financing activities resulted from proceeds received from net capital contributions from the sale of common shares of $86.9 million and borrowings in the amount of $50.0 million on the revolving loans and $12.7 million on the Class A-1T notes under the Credit Facility, offset by cash distributions in the amount of $14.1 million and debt issuance costs of $3.0 million.

As of September 30, 2014 and December 31, 2013, we had $31.2 million and $9.2 million, respectively, of unfunded obligations with a fair value of $(0.5) million and $(0.1) million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2014 and December 31, 2013, respectively, subject to the terms of each loan’s respective credit agreement.

Portfolio Composition and Select Portfolio Information

As of September 30, 2014, we held investments in 56 portfolio companies with a fair value of $448.6 million. As of September 30, 2014, our portfolio had an average investment size of approximately $6.6 million, a weighted average yield of 10.0% and a weighted average contractual maturity of 45 months.

The following table shows select information of our portfolio for the periods from September 30, 2013 to September 30, 2014.

Summary of Portfolio characteristics ($ in millions)	September 30, 2014	June 30, 2014	March 31, 2013	December 31, 2013	September 30, 2013
Total Market Value	$448.6	$433.6	$455.2	$429.1	$411.5
Number of portfolio companies	56	62	71	70	71
Average investment size(1)	$6.6	$5.8	$5.3	$5.0	$5.1
Weighted average yield(2)	10.0%	10.4%	10.0%	9.8%	9.5%
Weighted average price(1)	98.0	98.3	99.1	99.2	98.6
First lien	78.8%	77.1%	85.3%	88.1%	90.8%
Second lien	6.2%	4.%	5.2%	4.3%	3.3%
Mezzanine	1.6%	1.7%	1.6%	1.7%	1.7%
Subordinated	0.9%	1.3%	—%	—%	—%
Unsecured	—%	1.5%	—%	—%	—%
Consumer loans	9.0%	10.5%	5.3%	3.9%	2.2%
Real estate loans	2.3%	2.3%	2.2%	—%	—%
Equity	1.2%	1.5%	0.4%	2.0%	1.9%
Core(5)	90.0%	83.7%	70.6%	68.0%	57.2%
Transitory(5)	10.0%	16.3%	29.4%	32.0%	42.8%
Originated(3)	46.9%	39.6%	36.1%	32.3%	26.3%
Club(4)	24.2%	24.7%	19.9%	15.8%	15.0%
Purchased	28.9%	35.7%	44.0%	51.9%	58.7%
Fixed(1)	13.8%	12.3%	8.1%	5.0%	4.1%
Floating(1)	86.2%	87.7%	91.9%	95.0%	95.9%
Performing(1)	99.1%	98.8%	100.0%	100.0%	98.9%
Non-performing(1)	0.9%	1.2%	—%	—%	1.1%
Weighted average debt/EBITDA(1)(2)(6)	3.4x	3.5x	3.5x	3.6x	3.7x
Weighted average risk rating(1)	2.40	2.40	2.28	2.21	2.21

(1)	Excludes consumer loans and equity investments.
(2)	Excludes investments with a risk rating of 4, unfunded revolvers and equity investments.
(3)	Originated positions include investments where we have sourced and led the execution of the deal.
(4)	Club positions include investments where we provided direct lending to a borrower with one or two other lenders but did not lead the deal.
(5)	June 30, 2014 includes the transfer of three portfolio companies with a par value of $13.2 million and a weighted average yield of 19.3%, from Transitory to Core. Excluding these investments from the current quarter core the average yield of core deals closed during the quarter was 11.8%.
(6)	Excludes non-operating portfolio companies, which we define as those loans collateralized by real estate, proved developed producing value or other hard assets.

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

The following table shows the distribution of our investments on the 1 to 4 investment performance rating scale at fair value as of September 30, 2014 and December 31, 2013.

	As of September 30, 2014		As of December 31, 2013
($ in millions)	Investments at Fair Value(1)	Percentage of Total Investments	Investments at Fair Value(1)	Percentage of Total Investments
Risk Rating 1	$12.8	3.3%	$2.9	0.7%
Risk Rating 2	229.4	58.4	330.8	82.0
Risk Rating 3	139.8	35.6	69.5	17.2
Risk Rating 4	10.5	2.7	0.5	0.1
	$392.5	100.0%	$403.7	100.0%

(1)	Excludes $56.1 million and $25.4 million of consumer loans, real estate loans and equity investments as of September 30, 2014 and December 31, 2013, respectively. Certain reclassifications have been made for previous periods in order to conform to the current period’s presentation.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2014 and December 31, 2013, we had $31.2 million and $9.7 million of outstanding commitments to fund such investments, respectively.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2014 is as follows:

	Payments Due by Period (in millions)
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
CLO	$—	$—	$—	$194.4	$194.4
GLC Trust 2013-2 Class A Notes	—	—	—	34.8	34.8
Unfunded commitments(1)	31.2	—	—	—	31.2
Commitments to purchase loans	—	—	—	—	—
Total contractual obligations	$31.2	$—	$—	$229.2	$260.4

(1)	Unfunded commitments represent all amounts unfunded as of September 30, 2014. These amounts may or may not be funded to the borrowing party in the future. The unfunded commitments are related to senior secured revolving loans. We reflect this amount in the less than one-year category because the entire amount was eligible for funding as of September 30, 2014.

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

Basis for Consolidation

Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in Topic 946, Financial Services-Investment Companies, or ASC Topic 946, we are precluded from consolidating any entity other than another investment company. We generally consolidate any investment company when we own 100% of its partners’ or members’ capital or equity units. ASC Topic 946 also provides an exception to the aforementioned if the investment company has an investment in a controlled operating company that provides substantially all of its services to the investment company. GF 2013-2 Manager owns a 100% equity interest in GF 2013-2, which is an investment company for accounting purposes, and also provides collateral management services solely to GF 2013-2. As such, we have consolidated the accounts of these entities into our financial statements. Our blocker subsidiaries, Walnut Hill II LLC, Forest Park II LLC and GLC Trust 2013-2, are 100% owned investment companies for accounting purposes. As such, we have consolidated the accounts of these entities into our financial statements. As a result of this consolidation, the amounts outstanding under the CLO and the GLC Trust 2013-2 Notes are treated as our indebtedness. We dissolved Garrison Capital CLO Ltd. as of April 8, 2013 and GF 2010-1 was dissolved on June 5, 2013.

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

We accrue interest income if we expect that ultimately we will be able to collect it. Generally, when an interest default occurs on a loan in our portfolio, or if our management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we will place the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For the three and nine months ended September 30, 2014, the Company recognized $322,313 and $627,772, respectively, in charge offs in realized losses from investments for consumer loans held by GLC Trust 2013-2, and had one investment placed on non-accrual status.

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

Loan Origination, Facility, Commitment and Amendment Fees

We may receive loan origination, facility, commitment and amendment fees in addition to interest income from the loans during the life of the investment. We may receive origination fees upon the origination of an investment. Origination fees are initially deferred and reduced from the cost basis of the investment and subsequently accreted into interest income over the remaining stated term of the loan. Facility fees, sometimes referred to as asset management fees, are accrued as a percentage periodic fee on the base amount (either the funded facility amount or the committed principal amount). Commitment fees are based upon the undrawn portion committed by us and are recorded on an accrual basis. Amendment fees are paid in connection with loan amendments and waivers and are recognized upon completion of the amendments or waivers, generally when such fees are receivable. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts. Any such fees are included in interest income on the consolidated statement of operations. For the three months ended September 30, 2014 and September 30, 2013, other income in the amount of $935,040 and $45,414, respectively, was included in interest income. For the nine months ended September 30, 2014 and September 30, 2013, other income in the amount of $2,236,190 and $446,744, respectively, was included in interest income.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and nine months ended September 30, 2014 and September 30, 2013, $136,000 and $0 was recorded for U.S. federal excise tax.

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

Assuming that the interim and unaudited consolidated statement of financial condition as of September 30, 2014 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates (in thousands)	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 25 basis points	$0	$(287)	$287
Up 50 basis points	52	1,227	(1,175)
Up 100 basis points	619	2,373	(1,754)
Up 200 basis points	3,833	4,664	(831)
Up 300 basis points	7,319	6,955	364

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

Effective as of the conclusion of the meeting of our Board of Directors on October 31, 2014, Julian Weldon resigned as Chief Compliance Officer and Secretary of Garrison Capital. Matthew B. Goldstein will serve as our Chief Compliance Officer and Secretary effective on October 31, 2014.

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

Garrison Capital Inc.
Dated: November 5, 2014	By /s/ Joseph Tansey Joseph Tansey Chief Executive Officer (Principal Executive Officer)
Dated: November 5, 2014	By /s/ Brian Chase Brian Chase Chief Financial Officer (Principal Accounting and Financial Officer)