Form 10-K
period 2014-12-31
Garrison Capital Inc.
filed 2015-03-04
CIK 1509892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2014 based on the closing price on June 30, 2014 of $15.30 on the NASDAQ Global Select Market was approximately $189.0 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 16,758,779 shares of the registrant’s common stock outstanding as of February 26, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2015 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2014.

i

PART I

In this Annual Report on Form 10-K, except as otherwise indicated, the terms:

•	“we,” “us,” “our” and “Garrison Capital” refer to Garrison Capital LLC, a Delaware limited liability company, and its consolidated subsidiaries for the periods prior to the consummation of the BDC Conversion, and refer to Garrison Capital Inc., a Delaware corporation, and its consolidated subsidiaries for the periods after the consummation of the BDC Conversion;
•	“Garrison Capital Advisers” or the “Investment Adviser” refers to Garrison Capital Advisers LLC, a Delaware limited liability company;
•	“Garrison Capital Administrator” or the “Administrator” refers to Garrison Capital Administrator LLC, a Delaware limited liability company;
•	“CLO” refers to Garrison Funding 2013-2 Ltd., a Cayman Islands exempted company, and the $350.0 million collateralized loan obligation completed on September 25, 2013;
•	“GF 2013-2 Manager” refers to Garrison Funding 2013-2 Manager LLC, a Delaware limited liability company and the collateral manager to the CLO;
•	“GLC Trust 2013-2” refers to GLC Trust 2013-2, a Delaware statutory trust;
•	“GARS Equity Holdings Entities”, “Walnut Hill II LLC” and “Forest Park II LLC” refer to limited liability companies formed for the purpose of holding minority equity investments, a senior secured equipment loan and a first lien equipment loan, respectively;
•	“Garrison Investment Group” refers to Garrison Investment Group LP, a Delaware limited partnership, and its affiliates; and
•	“Garrison SBIC” refers to Garrison Capital SBIC LP, a Delaware limited partnership.

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

Our investment objective is to generate current income and capital appreciation by making investments generally in the range of $5 million to $25 million primarily in debt securities and loans of U.S. based middle-market companies, which we define as those having annual earnings before interest, taxes and depreciation, or EBITDA, of between $5 million and $30 million. Our goal is to generate attractive risk-adjusted returns by assembling a broad portfolio of investments. Our principal investment strategies and risks reflect our operations and the operations of our subsidiaries, including the CLO, on a consolidated basis. We comply with the provisions of the 1940 Act, including those governing investment policies, capital structure, leverage, affiliated transactions and the custody of assets, on a consolidated basis with our subsidiaries, including the CLO.

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

We believe that the middle market offers attractive risk-adjusted returns for debt investors. Historically, we believe there has been a persistent scarcity of available capital relative to demand, which, from a lender’s perspective, has generally resulted in more favorable transaction structures, including enhanced covenant protection and increased pricing relative to larger companies. We further believe that the turmoil in the markets has exacerbated this scarcity of capital, as many traditional lenders to middle-market companies have exited the business or focused their attention on larger borrowers. In addition, we believe that middle-market companies traditionally have exhibited lower default rates and improved recoveries compared to larger borrowers and typically offer greater access to key senior managers, which we believe further enhances the attractiveness of lending to this market segment and facilitates due diligence investigations and regular monitoring.

As of December 31, 2014, we held investments in 57 portfolio companies with a fair value of $467.8 million, including investments in 47 portfolio companies held through the CLO. The investments held by the CLO as of December 31, 2014 consisted of senior secured loans fair valued at $339.4 million and related indebtedness of $209.7 million. As of that date, the loans held by the CLO (held at fair value), together with cash and other assets held by the CLO, equaled approximately $357.8 million. As of December 31, 2014, our portfolio had an average investment size of approximately $6.8 million, a weighted average yield on debt investments of 10.5% and a weighted average contractual maturity of 46 months. Weighted average yield is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations. Weighted average yield represents the portfolio yield and may be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

As of December 31, 2013, we held investments in 70 portfolio companies with a fair value of $429.1 million, including investments in 56 portfolio companies held through the CLO. The investments held by the CLO as of December 31, 2013 consisted of senior secured loans fair valued at $331.7 million and related indebtedness of $209.7 million. As of that date, the loans held by the CLO (held at fair value), together with cash and other assets held by the CLO, equaled approximately $369.2 million. As of December 31, 2013, our portfolio had an average investment size of approximately $5.0 million, a weighted average yield on debt investments of 9.8% and a weighted average contractual maturity of 46 months.

Information Available

Our address is 1290 Avenue of the Americas, Suite 914, New York, NY 10104. Our phone number is (212) 372-9590, and our internet address is www.garrisoncapitalbdc.com. We make available, free of charge, on our website, our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or the SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and you should not consider information contained on our website to be part of this Annual Report on Form 10-K or any other report we file with the SEC.

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

Garrison Investment Group

Garrison Investment Group is an alternative investment and asset management firm founded in March 2007. As of December 31, 2014, Garrison Investment Group had approximately $4.1 billion of committed and invested capital under management and a team of 80 employees, including 46 investment professionals. Garrison Investment Group is headquartered in New York, New York. Garrison Investment Group invests opportunistically in the debt of middle-market companies, primarily in the areas of corporate finance, real estate finance and structured finance.

Since the formation of Garrison Investment Group, Mr. Joseph Tansey and his team of investment professionals, including Rafael Astruc, Brian Chase, Mitch Drucker, Terence Moore and Susan George, have been investors and lenders to middle-market companies. These investment professionals have significant experience investing in a broad range of industries and types of debt over the course of several economic cycles.

Before joining Garrison Investment Group, Mr. Tansey was a Managing Director at Fortress Investment Group LLC, or Fortress, and was also a partner of the Drawbridge Special Opportunities Fund, or Drawbridge, one of Fortress’ hybrid hedge funds, from its inception in August 2002 to March 2007. Drawbridge focused primarily on investments in opportunistic debt and equity securities and asset-based transactions. His responsibilities included sourcing, evaluating, structuring, managing and monitoring corporate, structured finance and real estate investments, including both debt and equity. Mr. Tansey has 20 years of investment experience.

Investment Criteria/Guidelines

Our investment objective is to generate current income and capital appreciation by making investments generally in the range of $5 million to $25 million primarily in debt securities and loans of middle-market companies. We may also selectively make investments in amounts larger than $25 million in certain of our portfolio companies. We generally expect that the size of our individual investments will vary proportionately with the size of our capital base. Our goal is to generate attractive risk-adjusted returns by assembling a broad portfolio of investments.

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

Investment Strategy

We seek to create a broad portfolio consisting of investments generally in the range of $5 million to $25 million primarily in debt securities and loans of U.S. based middle-market companies. The companies to which we extend credit typically are moderately leveraged, and, in most cases, do not have their loans rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade. In addition, our investments typically range in maturity from one to six years. However, we may make investments in securities with any maturity or duration.

We invest opportunistically in middle-market loans that we believe have attractive risk adjusted returns. We also, to a lesser extent, make select equity investments in non-investment grade companies and acquire consumer loans. We expect the majority of our focus to generally be centered upon traditional direct lending but at times will seek to enhance returns by purchasing loans in the secondary market, which purchases we refer to as capital markets activities, and extending credit for certain restructuring of financially troubled companies, which we refer to as special situations. We organize these lending opportunities in four categories.

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

Capital Markets Activities.  We may also acquire loans in the secondary market, generally at favorable discounts, or seek to refinance outstanding loans through anchoring or co-anchoring a new issuance of debt. We believe the experience of the investment professionals to whom our Investment Adviser has access allows us to react quickly in executing acquisitions of loans in the secondary market on favorable terms and permit us to refinance loans on a streamlined basis.

Consumer Loans.  We may also opportunistically acquire unsecured consumer loans that we believe have attractive risk adjusted returns.

Special Situations.  We may also extend credit for out-of-court restructurings, rescue financings, debtor-in-possession financings and acquisition financings. We expect that, in extending credit to special situations borrowers, we will seek to structure our investments to remain high in the borrower’s capital structure, generate returns through the duration of the loan and obtain call protection or opportunities for enhanced returns through equity participation.

We expect that, from time to time, our investments may include certain non-qualifying assets, including assets of non-U.S. companies, certain publicly traded companies and, to a lesser extent and subject to certain limits under the 1940 Act, registered or unregistered investment companies, to the extent permissible under the 1940 Act. See “Risk Factors — Risks Relating to our Business and Structure — The lack of experience of our Investment Adviser in operating under the constraints imposed on us as a business development company and RIC may hinder the achievement of our investment objectives.” and “Regulation — Qualifying Assets.”

Due Diligence

We believe it is critical to conduct extensive due diligence on investment targets and in evaluating new investments. We, through our Investment Adviser, conduct a rigorous due diligence process that draws from our Investment Adviser’s investment experience, industry expertise and network of contacts. Our Investment Adviser conducts extensive due diligence and performs thorough credit analysis on each potential portfolio company investment. In conducting due diligence, our Investment Adviser uses publicly available information and private information provided by borrowers, their financial sponsors and their advisors. Our Investment Adviser uses its relationships with former and current management teams, consultants, competitors and investment bankers to gain further insights into businesses and industries, generally, and our potential portfolio companies, specifically.

Our due diligence typically includes the following elements (although not all elements will necessarily form part of each due diligence review):

•	thorough review of historical and prospective financial information, including an analysis of collateral coverage, cash flow and valuation multiples and quality of earnings;
•	review of capital structure, including leverage and equity amounts and participants;
•	analysis of the business of the prospective portfolio company, including drivers of growth, customer and supplier concentrations, fixed versus variable costs and sensitivity analyses (with a focus on downside scenario analysis);
•	analysis of the industry in which the prospective portfolio company operates, including its competitive position, industry size and growth rates, competitive outlook, barriers to entry and technological, regulatory and similar considerations;
•	interviews with management, employees, customers and vendors and analysis of management’s track record, quality, breadth and depth;
•	preparation or review of material contracts and loan documents;
•	when appropriate, background checks on key managers and research relating to the company’s business, industry, markets, products and services; and
•	third-party research relating to the company’s management, industry, markets, products and services and competitors.

Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants as well as other outside advisers, as appropriate.

Investment Committee

Upon the completion of due diligence and a decision to proceed with an investment in a prospective portfolio company, the principals leading the investment present the investment opportunity to our Investment Adviser’s investment committee, which determines whether to pursue the potential investment. All new investments are required to be reviewed by the investment committee of our Investment Adviser, which currently consists of the following five members: Joseph Tansey, Rafael Astruc, Brian Chase, Mitch Drucker and Susan George. As our Investment Adviser adds senior investment professionals, our Investment Adviser may add them to its investment committee. The members of our investment committee receive no compensation from us. These members are employees or partners of Garrison Investment Group and receive no direct compensation from our Investment Adviser.

Investment Structure

When our Investment Adviser or, in the case of the CLO, the collateral manager, determines that a prospective portfolio company is suitable for investment, it works with the company’s management and its other capital providers to structure an investment. Our Investment Adviser negotiates among these parties to agree how our investment should be structured relative to the other capital in such company’s capital structure.

We structure our loans (other than unsecured consumer loans) as follows:

Secured Loans.  We typically structure these loans, which include unitranche loans, with either a first or second lien security interest in the portfolio company’s assets that will support the repayment of such loans. First and second lien senior secured loans may provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity, but in all cases amortization will be based on the free cash flows generated by the portfolio company and available for debt service. Unitranche loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche loans also generally allow the borrower to make a large lump sum payment of principal at the end of the loan term. There is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In these cases, maturity extension or restructuring may be necessary to preserve collateral and enterprise value. Secured loans may include a payment-in-kind, or PIK, interest feature, although we typically structure loans so that a majority of the interest will be paid in cash.

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

We tailor the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages risk while creating incentives for the portfolio company to achieve its business plan and improve its operating results. We typically seek to limit the downside potential of our investments by:

•	investing between $5 million and $25 million per transaction;
•	maintaining an emphasis on capital preservation;
•	requiring a targeted unlevered annual effective yield of between 9% and 14%, excluding any warrants or other equity interests received by us as part of an investment;
•	making investments which afford us a significant capital cushion in the form of junior capital and/or asset coverage as well as adequate lender protections in loan documentation; and
•	selecting investments that our Investment Adviser believes have a low probability of loss.

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

The following table shows the distribution of our investments on the 1 to 4 investment performance rating scale at fair value, excluding our interest in GLC Trust 2013-2 and equity investments as of December 31, 2014, and our interest in GLC Trust 2013-2 as of December 31, 2013.

	As of December 31, 2014		As of December 31, 2013
(dollars in millions)	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Risk Rating 1	$5.4	1.3%	$2.9	0.7%
Risk Rating 2	211.6	49.9	338.3	78.8
Risk Rating 3	199.1	46.9	87.4	20.4
Risk Rating 4	8.2	1.9	0.5	0.1
	$424.3	100.0%	$429.1	100.0%

The weighted average risk rating of the portfolio has increased since 2013 which we attribute to the migration of our portfolio into our core investment strategy and not indicative of any overall negative credit trends in the portfolio.

Investments

We seek to create a diverse portfolio that includes senior secured, unitranche, mezzanine and unsecured loans and warrants and minority equity securities by making investments generally in the range of $5 million to $25 million in U.S. based middle-market companies. Set forth below is a list of our ten largest portfolio company investments as of December 31, 2014, as well as the top ten industries in which we were invested as of December 31, 2014, in each case calculated as a percentage of our total investments as of such date.

Portfolio Company	Fair Value of Investment(2)	Percentage of Total Investments
	(dollars in thousands)
GLC Trust 2013-2(1)	$36,330	7.8%
MXD Group, Inc. (fka Exel Direct Inc.)	12,156	2.6
Forest Park Medical Center at San Antonio, LLC	11,226	2.4
HC Cable OpCo, LLC	10,900	2.3
Nursery Supplies, Inc.	10,843	2.3
PD Products, LLC	10,773	2.3
EZE Trucking, LLC	10,604	2.3
Worley Claims Services, LLC	10,398	2.2
AbelConn, LLC	10,379	2.2
Speed Commerce, Inc.	10,343	2.2
	$133,952	28.6%

(1)	GLC Trust 2013-2 includes 3,731 small balance consumer loans with an average par of $9,875, a weighted average adjusted rate of 15.6% and a weighted average maturity of February 6, 2018.
(2)	Amounts include unfunded obligations where applicable.

Industry	Fair Value of Investment(1)	Percentage of Total Investments
	(dollars in thousands)
Miscellaneous Manufacturing	$83,839	17.9%
Miscellaneous Services	65,404	14.0
Consumer Finance Services	52,580	11.2
Health Services	46,538	9.9
Transportation Services	27,633	5.9
Miscellaneous Retail	22,551	4.8
Chemicals	19,074	4.1
Food Stores – Retail	18,636	4.0
Automotive	17,425	3.7
Insurance Agents	15,988	3.4
	$369,668	78.9%

(1)	Amounts include unfunded obligations where applicable.

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Garrison Capital Administrator or an affiliate of Garrison Capital Administrator provides such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and reimburse Garrison Capital Administrator or an affiliate of Garrison Capital Administrator for its allocated costs in providing such assistance, subject to the review and approval by our board of directors, including our independent directors.

Competition

Our primary competitors who provide financing to middle-market companies include public and private funds, including other business development companies, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. In periods of economic recovery and expansion, we expect that we may face enhanced competition. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company and that the Code imposes on us as a RIC. For additional information concerning the competitive risks we face, see “Risk Factors — Risks Relating to our Business and Structure — The highly competitive market for investment opportunities in which we operate may limit our investment opportunities.”

Administration

We do not have any direct employees, and our day-to-day operations are managed by our Investment Adviser. We have a chief executive officer, chief financial officer and chief compliance officer and, to the extent necessary, our board of directors may elect to appoint additional personnel going forward. Our officers are employees of Garrison Investment Group LP, an affiliate of our Investment Adviser, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs are paid by us pursuant to an administration agreement with the Administrator, or the Administration Agreement. Some of our executive officers are also officers of Garrison Capital Advisers. See “Business — Administration Agreement.”

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

Management Fee

The base management fee is calculated at an annual rate of 1.75% of our gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds, and is payable quarterly in arrears. The base management fee is calculated based on the average carrying value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base investment advisory fees for any partial month or quarter are appropriately pro rated. From the date of the BDC Conversion through March 26. 2013, or the IPO Pricing Date, the Investment Adviser waived base management fees due under the Investment Advisory Agreement in excess of an annual rate of 1.50% of the average of the value of our net assets (including cash and cash equivalents) calculated at the end of the two most recently completed calendar quarters, payable in arrears. Under no circumstances would the Investment Adviser have received a base management fee greater than 1.75% of gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds calculated based on the average carrying value of the gross assets of the Company at the end of the two most recently completed calendar quarters. The Investment Adviser waived its base management fee commencing from the IPO Pricing Date through September 30, 2013. The waived fees are not subject to recoupment by the Investment Adviser. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper maturing within 270 days of purchase. We made management fee payments to the Investment Adviser of $8.0 million and $2.4 million, respectively, for the years ended December 31, 2014 and December 31, 2013. For the years ended December 31, 2014 and December 31, 2013 the Investment Adviser earned management fees under the Investment Advisory Agreement of $8.1 million and $2.5 million (net of fee waivers of $3.8 million), respectively, of which $0.3 million and $0.2 million remained outstanding as of December 31, 2014 and December 31, 2013, respectively.

Incentive Fee

The incentive fee consists of two components, the income-based incentive fee and the capital gains-based incentive fee, that are independent of each other (except as provided in the Incentive Fee Cap and Deferral Mechanism described below), with the result that one component may be payable even if the other is not.

Incentive Fee Cap and Deferral Mechanism.

We have structured the calculation of these incentive fees, which we refer to collectively as the “Income and Capital Gain Incentive Fee Calculations,” to include a fee limitation such that no incentive fee will be paid to our Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to our Investment Adviser for the period that includes such fiscal quarter and the 11 full preceding fiscal quarters, which we refer to as the “Incentive Fee Look-back Period”, would exceed 20.0% of our Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period.

The Incentive Fee Look-back Period commenced on April 1, 2013. Prior to April 1, 2016, the Incentive Fee Look-back Period will consist of fewer than 12 full fiscal quarters.

For example, at the end of our second full fiscal quarter after our initial public offering, or the IPO, the Incentive Fee Look-back Period consisted of two full fiscal quarters and our Cumulative Pre-Incentive Fee Net Return equaled the sum of (a) the Pre-Incentive Fee Net Investment Income during those two fiscal quarters and (b) our cumulative realized capital gains, cumulative realized capital losses, cumulative unrealized capital depreciation and cumulative unrealized capital appreciation, with “cumulative” meaning occurring during the two full fiscal quarters elapsed since April 1, 2013.

The deferral component of the Incentive Fee Cap and Deferral Mechanism may cause incentive fees that were accrued during one fiscal quarter to be paid to our Investment Adviser at any time during the 11 full fiscal quarters following such initial full fiscal quarter.

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

We made incentive fee payments to the Investment Adviser of $6.7 million and $0.0 million, respectively, for the years ended December 31, 2014 and December 31, 2013. For the years ended December 31, 2014 and December 31, 2013 the Investment Adviser earned incentive fees of $8.4 million and $1.1 million (net of fee waivers of $0.3 million), respectively, of which $2.8 million and $1.1 million remained outstanding as of December 31, 2014 and December 31, 2013, respectively.

Income-Based Incentive Fee

The first component of the incentive fee, which is income-based, is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter, subject to a catch-up feature and the Incentive Fee Cap and Deferral Mechanism. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, distribution income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement, any interest expense and any distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). “Pre-Incentive Fee Net Investment Income” includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest or original issue discount and zero coupon securities), accrued income that we have not yet received in cash. “Pre Incentive Fee Net Investment Income” does not include any realized capital gains or realized capital losses or unrealized capital appreciation or depreciation.

The operation of the first component of the incentive fee for each quarter is as follows:

•	no incentive fee is payable to our Investment Adviser in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Rate of 2.00% (8.00% annualized);
•	100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than 2.50% in any calendar quarter (10.00% annualized) is payable to our Investment Adviser. We refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the Hurdle Rate but is less than 2.50%) as the “catch-up.” The effect of the “catch-up” provision is that, if such Pre-Incentive Fee Net Investment Income exceeds 2.50% in any calendar quarter, our Investment Adviser will receive 20% of such Pre-Incentive Fee Net Investment Income as if the Hurdle Rate did not apply; and
•	20% of the amount of such Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.50% in any calendar quarter (10.00% annualized) is payable to our Investment Adviser (once the Hurdle Rate is reached and the catch-up is achieved).

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

Percentage of Pre-Incentive Fee Net Investment Income allocated to first component of incentive fee

We made income-based incentive fee payments to the Investment Adviser of $6.7 million and $0.0 million, respectively, for the years ended December 31, 2014 and December 31, 2013. For the years ended December 31, 2014 and December 31, 2013 the Investment Adviser earned an income-based incentive fees on pre-incentive fee net investment income, as calculated under the Investment Advisory Agreement, of $6.1 million and $1.0 million (net of fee waivers of $0.3 million), respectively, of which $0.4 million and $1.0 million remained outstanding as of December 31, 2014 and December 31, 2013, respectively.

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

The Investment Adviser waived its incentive fee from the date of Conversion through the IPO Pricing Date. The Investment Adviser also waived its incentive fee commencing from the IPO Pricing Date through September 30, 2013. With respect to the capital gains-based component of the incentive fee, this waiver applied only to realized capital gains on assets sold between the IPO Pricing Date and September 30, 2013. The waived fees are not subject to recoupment by the Investment Adviser. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions.”

We made capital gains-based incentive fee payments to the Investment Adviser of $0.0 million and $0.0 million, respectively, for the years ended December 31, 2014 and December 31, 2013. For the years ended December 31, 2014 and December 31, 2013 the Company accrued a capital gains-based incentive fee, as calculated under the Investment Advisory Agreement, of $0.7 million and $0.1 million, respectively, of which $0.8 million and $0.1 million remained outstanding as of December 31, 2014 and December 31, 2013, respectively.

Under U.S. GAAP, we are required to accrue a capital gains incentive fee based upon the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation on investments held at the end of each period. If such amount is positive at the end of a period, then the Company will record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement (as described above). For the years ended December 31, 2014 and December 31, 2013 the Investment Adviser accrued an incentive fee on capital gains as calculated under U.S. GAAP, of $1.6 million and $0.0 million, respectively, of which $1.6 million and $0.0 million remained outstanding as of December 31, 2014 and December 31, 2013, respectively.

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

Incentive fee = (100% × “Catch-Up”) + (the greater of 0% AND (20% × (Pre-Incentive Fee Net Investment Income - 2.50%)))

= (100% × (2.50% - 2.00%)) + (20.0% × (2.8125% - 2.50%))
= 0.50% + (20.0% × 0.3125%)
= 0.50% + 0.0625%
= 0.5625%

(*)	The hypothetical amount of Pre-Incentive Fee Net Investment Income shown is based on a percentage of net assets.
(1)	Represents 8.00% annualized Hurdle Rate.

(2)	Represents 1.75% annualized base management fee. Our Investment Adviser waived its base management fee from the IPO Pricing Date through September 30, 2013.
(3)	Excludes organizational and offering expenses.

Example 2: Capital Gains Portion of Incentive Fee:

Alternative 1

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)
•	Year 2: Investment A sold for $50 million and fair market value, or FMV, of Investment B determined to be $32 million
•	Year 3: FMV of Investment B determined to be $25 million
•	Year 4: Investment B sold for $31 million

The capital gains portion of the incentive fee would be:

•	Year 1: None
•	Year 2: Capital gains incentive fee of $6.0 million ($30 million realized capital gains on sale of Investment A multiplied by 20.0%)
•	Year 3: None; $5.0 million (20.0% multiplied by ($30 million cumulative capital gains less $5 million cumulative capital depreciation)) less $6.0 million (previous capital gains fee paid in Year 2)
•	Year 4: Capital gains incentive fee of $200,000; $6.2 million ($31 million cumulative realized capital gains multiplied by 20.0%) less $6.0 million (capital gains fee paid in Year 2)

Alternative 2

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)
•	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million
•	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million
•	Year 4: FMV of Investment B determined to be $35 million
•	Year 5: Investment B sold for $20 million

The capital gains portion of the incentive fee would be:

•	Year 1: None
•	Year 2: Capital gains incentive fee of $5.0 million; 20.0% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B)
•	Year 3: Capital gains incentive fee of $1.4 million; $6.4 million (20.0% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation on Investment B)) less $5.0 million (capital gains fee received in Year 2)
•	Year 4: None

•	Year 5: None; $5.0 million of capital gains incentive fee (20.0% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million (cumulative capital gains fee paid in Year 2 and Year 3)(1)

(1)	The cumulative aggregate capital gains fee received by Garrison Capital Advisers in this hypothetical example ($6.4 million) may be effectively greater than 20.0% of cumulative aggregate realized capital gains less net realized capital losses and aggregate cumulative net unrealized depreciation ($5.0 million).

Example 3: Application of the Incentive Fee Cap and Deferral Mechanism:

Assumptions

•	In each of Years 1 through 4 in this example, as well as in each preceding year from the date of the IPO, Pre-Incentive Fee Net Investment Income equals $40.0 million per year, which we recognized evenly in each quarter of each year and paid quarterly. This amount exceeds the hurdle rate and the requirement of the “catch-up” provision in each quarter of such year. As a result, the annual income related portion of the incentive fee, before the application of the Incentive Fee Cap and Deferral Mechanism in any year is $8.0 million ($40.0 million multiplied by 20%), and the cumulative income related portion of the incentive fee before the application of the incentive fee cap and deferral mechanism over any Incentive Fee Look-back Period prior to any payment of incentive fees during such year is $16.0 million ($8.0 million multiplied by two). All income-related incentive fees were paid quarterly in arrears.
•	In each year preceding Year 1, we did not generate realized or unrealized capital gains or losses, no capital gain-related incentive fee was paid and there was no deferral of incentive fees
•	Year 1: We did not generate realized or unrealized capital gains or losses
•	Year 2: We realized a $30.0 million capital gain and did not otherwise generate realized or unrealized capital gains or losses
•	Year 3: We recognized a $5.0 million unrealized capital depreciation and did not otherwise generate realized or unrealized capital gains or losses
•	Year 4: We realized a $6.0 million capital gain and did not otherwise generate realized or unrealized capital gains or losses

	Income Related Incentive Fee Accrued Before Application of Incentive Fee Cap and Deferral Mechanism	Capital Gains Related Incentive Fee Accrued Before Application of Incentive Fee Cap and Deferral Mechanism	Incentive Fee Cap	Incentive Fees Paid and Deferred
Year 1	$8.0 million ($40.0 million multiplied by 20%)	None	$8.0 million (20% of Cumulative Pre-Incentive Fee Net Return during Incentive Fee Look-back Period of $120.0 million less $16.0 million of cumulative incentive fees paid)	Incentive fees of $8.0 million paid; no incentive fees deferred

	Income Related Incentive Fee Accrued Before Application of Incentive Fee Cap and Deferral Mechanism	Capital Gains Related Incentive Fee Accrued Before Application of Incentive Fee Cap and Deferral Mechanism	Incentive Fee Cap	Incentive Fees Paid and Deferred
Year 2	$8.0 million ($40.0 million multiplied by 20%)	$6.0 million (20% of $30.0 million)	$14.0 million (20% of Cumulative Pre-Incentive Fee Net Return during Incentive Fee Look-back Period of $150.0 million ($120.0 million plus $30.0 million) less $16.0 million of cumulative incentive fees paid)	Incentive fees of $14.0 million paid; no incentive fees deferred
Year 3	$8.0 million ($40.0 million multiplied by 20%)	None (20% of cumulative net capital gains of $25.0 million ($30.0 million in cumulative realized gains less $5.0 million in cumulative unrealized capital depreciation) less $6.0 million of capital gains fee paid in Year 2)	$7.0 million (20% of Cumulative Pre-incentive Fee Net Return during Incentive Fee Look-back Period of $145.0 million ($120.0 million plus $25.0 million) less $22.0 million of cumulative incentive fees paid)	Incentive fees of $7.0 million paid; $8.0 million of incentive fees accrued but payment restricted to $7.0 million by the Incentive Fee Cap; $1.0 million of incentive fees deferred
Year 4	$8.0 million ($40.0 million multiplied by 20%)	$0.2 million (20% of cumulative net capital gains of $31.0 million ($36.0 million cumulative realized capital gains less $5.0 million cumulative unrealized capital depreciation) less $6.0 million of capital gains fee paid in Year 2)	$9.2 million (20% of Cumulative Pre-Incentive Fee Net Return during Incentive Fee Look-back Period of $151.0 million ($120.0 million plus $31.0 million) less $21.0 million of cumulative incentive fees paid)	Incentive fees of $9.2 million paid ($8.2 million of incentive fees accrued in Year 4 plus $1.0 million of deferred incentive fees); no incentive fees deferred

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

Duration and Termination

The Investment Advisory Agreement was most recently approved by our board of directors, including a majority of our directors who are not interested persons of us or Garrison Capital Advisers, in March 2015. Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect from year to year after May 6, 2014 if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of Garrison Capital. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. Any termination by us must be authorized either by our board of directors or by vote of our stockholders. See “Risk Factors — Risks Relating to our Business and Structure — We depend upon key personnel of Garrison Investment Group and its affiliates.”

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

Board of Directors Approval of the Investment Advisory Agreement

Our board of directors determined at a meeting held in March 2015 to approve the renewal of the Investment Advisory Agreement. In its consideration of the Investment Advisory Agreement, the board of directors focused on information it had received relating to, among other things:

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

Administration Agreement

Pursuant to the Administration Agreement, Garrison Capital Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. Under the Administration Agreement, Garrison Capital Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Garrison Capital Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, the Administrator also provides managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Garrison Capital Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our chief compliance officer and chief financial officer and their respective staffs. Under the Administration Agreement, Garrison Capital Administrator also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. The Administrator may retain third parties to assist in providing administrative services to us. To the extent that our Administrator outsources any of its functions we pay the fees associated with such functions on a direct basis without any profit to Garrison Capital Administrator.

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

License Agreement

We have entered into a license agreement, or the License Agreement, with Garrison Investment Group LP pursuant to which Garrison Investment Group LP has agreed to grant us a non-exclusive, royalty-free license to use the name “Garrison.” Under the License Agreement, we will have a right to use the Garrison name, for so long as Garrison Capital Advisers or one of its affiliates remains our Investment Adviser. The License Agreement is terminable by either party at any time in its sole discretion upon 60 days prior written notice and is also terminable by Garrison Investment Group LP in the case of certain events of non-compliance. Other than with respect to this limited license, we will have no legal right to the “Garrison” name.

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

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, as amended, or the Securities Act. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies, except that we may enter into hedging transactions to manage the risks associated with interest rate fluctuations. However, we may purchase or otherwise receive warrants to purchase the common stock of our portfolio companies in connection with acquisition financing or other investments. Similarly, in connection with an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances. We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than three percent of the voting stock of any registered investment company, invest more than five percent of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to an additional layer of expenses. None of these policies is fundamental, and all may be changed without stockholder approval.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to five percent of the value of our total assets for temporary purposes without regard to asset coverage. We consolidate our financial results with those of the CLO, GLC Trust 2013-2, the GARS Equity Holdings Entities, Walnut Hill II LLC, Forest Park II LLC and Garrison Capital SBIC LP for financial reporting purposes and measure our compliance with the leverage test applicable to business development companies under the 1940 Act on a consolidated basis. On September 30, 2014, we received exemptive relief from the SEC to permit us to exclude the debt of our small business investment company, or SBIC, subsidiary from our 200% asset coverage test under the 1940 Act. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a business development company, including those related to the issuance of senior securities, will affect our ability to, and the way in which we, raise additional debt or equity capital.”

Code of Ethics

We and Garrison Capital Advisers have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the joint code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, the joint code of ethics is attached as an exhibit to the registration statement, and is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the joint code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

Our proxy voting decisions are made by the senior officers who are responsible for monitoring each of our clients’ investments. To ensure that our vote is not the product of a conflict of interest, we require that: (1) anyone involved in the decision making process disclose to our Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties. Where conflicts of interest may be present, we will disclose such conflicts, including to Garrison Investment Group, and may request guidance on how to vote such proxies.

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

On January 12, 2015, we and the Investment Adviser and other affiliates received exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments because we believe that it will be advantageous for us to co-invest with accounts sponsored or managed by the Investment Adviser where such investment is consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and accounts sponsored or managed by the Investment Adviser may afford us additional investment opportunities and the ability to achieve greater diversification.

Under the terms of our exemptive relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors is required to make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment strategies and policies.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, imposes a wide variety of new regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, or the Exchange Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;
•	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•	pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm beginning with the first fiscal year in which we do not qualify as an emerging growth company; and
•	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance with that act.

JOBS Act

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, signed into law in April 2012 until the earliest of:

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

Under the JOBS Act, we are currently exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have made an irrevocable election not to take advantage of this exemption from new or revised accounting standards. We are therefore subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Small Business Investment Company Regulations

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under SBIC regulations, SBICs may make loans to certain eligible small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

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

Election to Be Taxed as a RIC

As a business development company, we have elected to be treated as a RIC under Subchapter M of the Code and intend to qualify annually for such treatment. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

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

We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of our capital gain net income (adjusted for certain net ordinary losses) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year (the “Excise Tax Avoidance Requirement”). For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax in the taxable year ending within the relevant calendar year will be considered to have been distributed.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	qualify to be treated as a business development company under the 1940 Act at all times during each taxable year;
•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income), or the 90% Income Test; and
•	diversify our holdings, or the Diversification Tests, so that at the end of each quarter of the taxable year:
•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships.

We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or withholding liabilities.

In addition, we are subject to ordinary income and capital gain net income distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions we will be subject to a 4% nondeductible federal excise tax on the undistributed amount. The failure to meet U.S. federal excise tax distribution requirements will not cause us to lose our RIC status. Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. In such case, we may be subject to the 4% excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned.

Any underwriting fees paid by us are not deductible. We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any original issue discount accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) treat dividends that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the effect of these provisions and prevent our disqualification as a RIC.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long term or short term, depending on how long we held a particular warrant.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation — Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

We generally invest in securities that have been rated below investment grade by independent rating agencies or that would be rated below investment grade if they were rated. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us to the extent necessary in order to seek to ensure that we distribute sufficient income such that we do not become subject to U.S. federal income or excise tax.

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

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC and are unable to cure the failure, for example, by disposing of certain investments quickly or raising additional capital to prevent the loss of RIC status, we would be subject to tax on all of our taxable income at regular corporate rates. The Code provides some relief from RIC disqualification due to failures of the source of income and asset diversification requirements, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.

Should failure occur not only would all our taxable income be subject to tax at regular corporate rates, we would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividends received deduction with respect to such dividends, and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two consecutive taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next ten years.

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

The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to other investment vehicles managed by Garrison Investment Group and its affiliates. Business development companies are required, for example, to invest at least 70% of their total assets in qualifying assets, including U.S. private or thinly-traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a common equity market capitalization that is less than $250 million at the time of such investment. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. Neither we nor our Investment Adviser has long-term experience operating under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. As a result, we cannot assure you that our Investment Adviser will be able to operate our business under these constraints. Any failure to do so could subject us to enforcement action by the SEC, cause us to fail to satisfy the requirements associated with RIC status, cause us to fail the 70% test described above or otherwise have a material adverse effect on our business, financial condition or results of operations.

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

Global capital markets could enter a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and our business.

Since mid-2007, the global capital markets have experienced a period of disruption resulting in increased spreads between the yields realized on riskier debt securities and those realized on securities perceived to be risk-free, such as U.S. treasuries, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the syndicated loan market. During recent years interest rates have remained low. Because longer-term inflationary pressure is likely to result from the U.S. government’s fiscal policies and challenges during this time, we will likely experience rising interest rates, rather than falling rates, at some point in the future. A prolonged period of market illiquidity or uncertainty regarding U.S. government deficit and spending levels, including negotiation of federal spending cuts, and implementation of global fiscal austerity measures may lead to a general decline in economic conditions, which could materially and adversely affect the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and to financial firms in particular. This may cause our lenders to attempt to accelerate our indebtedness, to the extent that we wish to incur indebtedness to fund new investments, to renew or refinance existing indebtedness, including the notes issued by the CLO which are currently scheduled to mature no later than September 25, 2023, to obtain other lines of credit or to issue senior securities during such unfavorable economic conditions, including future recessions, the debt capital that will be available to us, if at all, may be at a higher cost, and on terms and conditions that may be less favorable than we expect, which could negatively affect our financial performance and results. In addition, further downgrades to the U.S. government’s sovereign credit rating or perceived creditworthiness of the United States or other large global economies, could adversely affect global financial markets and economic conditions.

We have elected to be treated as a RIC and intend to qualify annually for such treatment. If we are unable to qualify as a RIC, we will be subject to corporate-level income tax.

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

Under a provision applicable for taxable years of RICs beginning before January 1, 2015, properly designated dividends received by a Non-U.S. stockholder are generally exempt from U.S. federal withholding tax when they (a) are paid in respect of “qualified net interest income” (generally, U.S. source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we are at least a 10% stockholder, reduced by expenses that are allocable to such income), or (b) are paid in connection with “qualified short-term capital gains” (generally, the excess of net short-term capital gain over long-term capital loss for such taxable year). If such provision is not extended, non-U.S. stockholders will be subject to 30% U.S. federal withholding tax on distributions other than actual or deemed distributions of our net capital gains unless reduced under the Code or an applicable tax treaty. There can be no assurance that the provision will be extended, and we may also choose not to designate some or all of the distributions potentially eligible for the exemption.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. The credit risk associated with the collectability of deferred payments may be increased as and when a portfolio company increases the amount of interest on which it is deferring cash payment through deferred interest features. Such original issue discount, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash. Our investments with a deferred interest feature, such as PIK interest, may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.

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

We expect that we will require a substantial amount of capital. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC). If the value of our assets declines, we may be unable to satisfy this ratio. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness.

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

Our strategy involves a high degree of leverage. We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us. The risks of investment in a highly leverage fund include volatility and possible distribution restrictions.

Our strategy involves a high degree of leverage. The use of leverage, including through the issuance of senior securities, magnifies the potential for gain or loss on amounts invested. We have incurred leverage in the past and currently incur leverage through the CLO and the notes issued by GLC Trust 2013-2, or the GLC Trust 2013-2 Notes, and, from time to time, intend to incur additional leverage to the extent permitted under the 1940 Act. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The risks of investing in a highly leveraged fund include volatility and possible distribution restrictions. In the future, we may borrow from, and issue senior securities, to banks, insurance companies and other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments into which we may enter. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200% (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC). If this ratio declines below 200% (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC), we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our Investment Adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage.

In addition, the terms governing the CLO, the GLC Trust 2013-2 Notes and any indebtedness that we incur in the future could impose financial and operating covenants that restrict our business activities, including limitations that may hinder our ability to finance additional loans and investments or make the distributions required to maintain our status as a RIC under the Code.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses, as of December 31, 2014. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder(1)	-22%	-13%	-3%	7%	17%

(1)	Assumes $505.8 million in total assets, $210.4 million of debt outstanding under the CLO, $30.9 million of debt outstanding under the GLC Trust 2013-2 Notes, $261.1 million in net assets as of December 31, 2014 and an average cost of funds of 2.25%, 2.46%, 4.04%, 5.34% and 4.01%, which were the weighted average effective interest rates of the Class A-1R Notes, Class A-1T Notes, Class A-2 Notes, the Class B Notes and the GLC Trust 2013-2 Notes, respectively, for the period ended December 31, 2014, and includes the effects of the amortization of deferred debt issuance costs. The weighted average effective interest rate for our total outstanding debt was 3.04% as of December 31, 2014.

Based on our outstanding indebtedness of $241.3 million as of December 31, 2014 and an average cost of funds of 2.25%, 2.46%, 4.04%, 5.34% and 4.01%, which were the weighted average effective interest rates of the Class A-1R Notes, Class A-1T Notes, Class A-2 Notes, Class B Notes and the GLC Trust 2013-2 Notes, respectively, as of that date, our investment portfolio must experience an annual return of at least 1.47% to cover annual interest payments on the CLO and the GLC Trust 2013-2 Notes.

In addition to issuing securities to raise capital as described above, in connection with the formation of the CLO we securitized a large portion of our loans to generate cash for funding new investments and may seek to securitize additional loans in the future. To securitize additional loans in the future, we may create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools, and we would retain a portion of the equity in any such securitized pool of loans. An inability to securitize part of our loan portfolio could limit our ability to grow our business, fully execute our business strategy and increase our earnings. Moreover, certain types of securitization transactions may expose us to greater risk of loss.

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

We will need additional capital to fund growth in our investment portfolio. We may issue debt or equity securities or borrow from financial institutions in order to obtain this additional capital. A reduction in the availability of new capital could limit our ability to grow. We are required to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders to maintain our RIC status. As a result, these earnings will not be available to fund new investments. If we fail to obtain additional capital to fund new investments, this could limit our ability to grow, which may have an adverse effect on the value of our securities.

We are subject to risks associated with the CLO.

As a result of the CLO, we are subject to a variety of risks, including those set forth below.

The Retained Notes are subordinated obligations of the CLO.

We indirectly own all of the Subordinated Notes. We refer to the Subordinated Notes and the Class C Notes collectively as the “Retained Notes.” We consolidate the financial statements of the CLO in our consolidated financial statements and treat the Class A Notes and Class B Notes as leverage.

The Retained Notes are the most junior classes of securities issued by the CLO. They are subordinated in priority of payment to every other class of notes issued by the CLO and are subject to certain payment restrictions set forth in the indenture governing the notes issued by the CLO. In accordance with the priority of payment provisions of the indenture of the CLO, all principal proceeds are generally required to be used to pay down every other class of notes issued by the CLO prior to the Retained Notes. In addition, the Retained Notes generally have only limited voting rights and generally do not benefit from any creditors’ rights or ability to exercise remedies under the indenture governing the notes issued by the CLO. The Retained Notes are not guaranteed by another party.

The Subordinated Notes do not bear a stated rate of interest, and the Class C Notes bear interest at the London Interbank Offered Rate, or LIBOR, plus 5.5%. We receive cash distributions on the Retained Notes only if CLO has made all required cash interest payments on all of the Class A Notes and Class B Notes it has issued. We view the Subordinated Notes as an equity investment in the CLO and the Class C Notes as additional funding and cannot assure you that distributions on the assets held by the CLO will be sufficient to make any distributions to us or that the yield on the Retained Notes will meet our expectations.

The Subordinated Notes are unsecured and rank behind all of the secured creditors, known or unknown, of the CLO, including the holders of the Class A Notes, Class B Notes and Class C Notes it has issued. Consequently, to the extent that the value of the CLO’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, defaulted loans, capital gains and losses on the underlying assets, prepayment or changes in interest rates, the value of the Subordinated Notes realized at their redemption could be reduced. Accordingly, the Subordinated Notes may not be paid in full and may be subject to up to 100% loss.

The Retained Notes are a highly leveraged investment.

As of December 31, 2014, the CLO owed approximately $210.4 million under the Class A Notes and Class B Notes, and the fair value of the investments held by the CLO was $339.2 million. The leveraged nature of the Retained Notes may magnify the adverse impact on the Retained Notes of changes in the market value of the investments held by the CLO, changes in the distributions on those investments, defaults and recoveries on those investments, capital gains and losses on those investments, prepayments on those investments and availability, prices and interest rates of those investments. We are prepared to hold the Retained Notes for an indefinite period of time or until their stated maturity.

The interests of investors in certain of the Class A Notes and Class B Notes may not be aligned with our interests, and we may have no control over remedies.

Generally, institutional investors hold the Class A Notes and Class B Notes. The Class A Notes and Class B Notes rank senior in right of payment to the Retained Notes. As a result, there are circumstances in which the interests of investors in a class of notes may not be aligned with the interests of holders of the other classes of notes issued by the CLO. For example, under the terms of the indenture, investors in the Class A-1R Notes and Class A-1T Notes, or together, the Class A-1 Notes, have the right to receive payments of principal and interest prior to investors in all other classes of notes.

As the holder of the Retained Notes, we are generally not entitled to exercise remedies under the indenture governing the notes issued by the CLO. For as long as the Class A-1 Notes, remain outstanding, investors in the Class A-1 Notes comprise the most senior class of notes of the CLO then outstanding, or the Controlling Class, under the CLO. Upon repayment of the Class A-1 Notes, investors in the Class A-2 Notes will become the Controlling Class. Upon repayment of the Class A Notes, investors in the Class B Notes will become the Controlling Class. Upon repayment of the Class A Notes and Class B Notes, investors in the Class C Notes will become the Controlling Class. The Controlling Class has the right to act in certain circumstances with respect to the portfolio loans in ways that may benefit their interests but not in the interests of other investors in more junior classes of notes, including by exercising remedies, waiving events of default or rescinding declaration of acceleration of the notes under the indenture governing the notes issued by the CLO. The Controlling Class has no obligation to consider any possible adverse effect on any other class of notes. For example, upon the occurrence and during the continuance of an event of default with respect to the notes issued by the CLO, the trustee, Deutsche Bank Trust Company Americas, or holders of a majority of the Controlling Class may declare the principal of all the Secured Notes and all other amounts payable by the CLO to be immediately due and payable. This would have the effect of accelerating the principal on such notes and triggering a repayment obligation on the part of the CLO. The CLO may not have sufficient proceeds available to enable the trustee under the indenture to repay the obligations of holders of the Retained Notes. The Controlling Class may be less likely to waive an event of default or rescind declaration of acceleration of outstanding amounts than traditional lenders to business development companies, including banks and their affiliates, under senior secured credit facilities.

We cannot assure you that any remedies pursued by the Controlling Class will be in our best interests or that we will receive any payments or distributions upon an acceleration of the notes. Any failure of the CLO to make distributions on the Retained Notes, whether as a result of an event of default or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result our inability to make distributions sufficient to allow our qualification as a RIC.

CLO may fail to meet certain asset coverage tests, which would have an adverse effect on the time of payments to us.

Under the documents governing the CLO, there are two coverage tests applicable to the Secured Notes. The first such test compares the amount of interest received on the collateral loans held by the CLO to the amount of interest payable in respect of the Secured Notes. To meet this first test, the aggregate amount of interest received on the portfolio loans must equal, after the payment of certain fees and expenses, at least 135% of the interest payable in respect of the Class A Notes, 125% of the interest payable on the Class A Notes and the Class B Notes, taken together, and 115% of the interest payable on the Class A Notes, Class B Notes and Class C Notes, taken together. The second such test compares the aggregate principal amount of the collateral loans, as calculated in accordance with the indenture, to the aggregate outstanding principal amount of the Secured Notes. To meet this second test at any time, the aggregate principal amount of the collateral loans must equal at least 173.4% of the aggregate outstanding principal amount of the Class A Notes, 156.1% of the aggregate outstanding principal amount of the Class A Notes and the Class B Notes, taken together, and 148.1% of the aggregate outstanding principal amount of the Class A Notes, Class B Notes and Class C

Notes, taken together. If any coverage test is not satisfied with respect to a quarterly payment date, the CLO is required to apply available amounts to the repayment of interest on and principal of the Class A Notes, then the Class B Notes and then the Class C Notes to the extent necessary to satisfy the applicable coverage tests. In addition, if the aggregate principal amount of the collateral loans to the aggregate outstanding principal amount of the Class A Notes is less than or equal to 115% as of any measurement date, a majority of the Controlling Class may direct the sale and liquidation of assets held by the CLO, which could have a material adverse effect on our business, financial condition and results of operations.

Restructurings of investments held by the CLO may decrease their value and reduce amounts payable on the Retained Notes.

GF 2013-2 Manager and the CLO entered into a collateral management agreement, an agreement entered into between a manager and a debt securitization vehicle or similar issuer, which sets forth the terms and conditions pursuant to which the manager provides advisory and/or management services with respect to the client’s securities portfolio. Under the collateral management agreement, GF 2013-2 Manager serves as collateral manager of the CLO. In addition, GF 2013-2 Manager has entered into a sub-collateral management agreement with our Investment Adviser, whereby GF 2013-2 Manager delegated certain of its obligations and duties under the collateral management agreement to our Investment Adviser. The sub-collateral manager, which is our Investment Adviser, is a registered investment adviser under the Advisers Act.

GF 2013-2 Manager, as collateral manager, on behalf of the CLO, has broad authority to direct and supervise the investment and reinvestment of the investments held by the CLO, which may include exercising or enforcing, or refraining from exercising or enforcing, any or all of the CLO’s rights in connection with the execution of amendments, waivers, modifications and other changes to the investment documentation in accordance with the collateral management agreement, and subject to the right of the Controlling Class to consent to certain amendments. During periods of economic uncertainty and recession, the incidence of amendments, waivers, modifications and restructurings of investments may increase. Such amendments, waivers, modifications and other restructurings will change the terms of the investments and in some cases may result in the CLO holding assets not meeting its criteria for investments. This could adversely impact the coverage tests under the indenture governing the notes issued by the CLO. Any amendment, waiver, modification or other restructuring that reduces the CLO’s compliance with certain financial tests will make it more likely that the CLO will need to utilize cash to pay down the unpaid principal amount of the Secured Notes to cure any breach in such test instead of making payments on the Retained Notes. Any such use of cash would reduce distributions available and delay the timing of payments to us.

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

We may not receive cash from the CLO.

We receive cash from the CLO only to the extent that we receive payments on the Retained Notes. The CLO may make payments on such notes only to the extent permitted by the payment priority provisions of the indenture governing the notes issued by the CLO. This indenture generally provides that principal payments on the Retained Notes may not be made on any payment date unless all amounts owing under the Class A Notes and Class B Notes are paid in full. In addition, if the CLO does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the CLO, cash would be diverted from the ordinary priority of payments to first make payments on the Secured Notes in amounts sufficient to cause such tests to be satisfied. In the event that we fail to receive cash from the CLO, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies or the notes that we own at less than their fair value in order to continue making such distributions.

The CLO depends on the managerial expertise available to the collateral manager and its key personnel.

The CLO’s activities are directed by GF 2013-2 Manager or any successor collateral manager. GF 2013-2 Manager has retained the Investment Adviser to furnish collateral management sub-advisory services. In our capacity as holder of the Retained Notes, we are generally not able to make decisions with respect to the management, disposition or other realization of any investment, or other decisions regarding the business and affairs of the CLO. Consequently, the success of the CLO will depend, in large part, on the financial and managerial expertise of the collateral manager’s investment professionals. There can be no assurance that such investment professionals will continue to serve in their current positions or continue to be authorized persons of the collateral manager. Although such investment professionals will devote such time as they determine in their discretion is reasonably necessary to fulfill the collateral manager’s obligations to the CLO effectively, they will not devote all of their professional time to the affairs of the CLO.

Our ability to transfer the Retained Notes is limited.

The notes issued by the CLO are illiquid investments and subject to extensive transfer restrictions, and no party is under any obligation to make a market for the notes. There is no market for the notes, and we may not be able to sell or otherwise transfer the Retained Notes at their fair value, or at all, in the event that we determine to sell them. During economic downturns, notes issued in securitization transactions may experience high volatility and significant fluctuations in market value. Additionally, some potential buyers of such notes now view securitization products as an inappropriate investment, thereby reducing the number of potential buyers and/or potentially affecting liquidity in the secondary market.

We may not be able to redeem the Secured Notes prior to September 25, 2015.

Under the terms of the indenture governing the notes issued by the CLO, we are not permitted to redeem the Secured Notes until September 25, 2015 unless S&P withdraws its ratings on the Secured Notes. This provision will limit our ability to refinance the Secured Notes until September 25, 2015, which may prevent us from taking advantage of attractive changes in interest rates, if any. This, in turn, could put us at a competitive disadvantage to other lenders or otherwise have a material adverse effect on our business, financial condition and results of operations.

The holders of the Class A-1R Notes may fail to advance funds to us as required.

If a holder of a Class A-1R Note should fail to advance funds to us in a timely manner as required under the documents governing the CLO, we may be forced to obtain alternative sources of liquidity, including by selling assets or seeking new credit arrangements. If we are unable to find such sources of liquidity, we may be unable to fund obligations to our portfolio companies or be forced to break trades that have been entered into but not yet settled, either of which could adversely affect our reputation, cause portfolio companies to seek recourse against us, including litigation, and otherwise have a material adverse effect on our business, financial condition and results of operations.

The CLO may be required to redeem the Secured Notes upon the occurrence of certain tax events.

In certain circumstances, we or a majority of the holders of any class of Secured Notes that has not received 100% of the principal and interest that would otherwise be due and payable to such class on any quarterly payment date can require the CLO to redeem the Secured Notes in whole in the event that any U.S. or foreign tax statute or treaty requires withholding of more than 5% of the scheduled payments by the CLO on any date or any jurisdiction imposes a net income, profits or similar tax on the CLO in an aggregate amount in excess of $100,000 in any quarter. This could cause the CLO to sell all or a portion of its investments in order to fund the necessary redemption, including on unfavorable terms, which could have a material adverse effect on our business, financial condition and results of operations.

Failure of a court to enforce certain non-petition obligations may adversely affect us.

Each holder of Secured Notes has agreed, and each beneficial owner of Secured Notes will be deemed to agree, that it will not cause the filing of a petition in bankruptcy against, or present a winding up action petition in respect of, the CLO for at least 366 days after payment in full of the Secured Notes. If such provision is determined to be unenforceable under applicable bankruptcy laws or is violated by one or more holders of Secured Notes, then the applicable court could liquidate the CLO’s assets without regard to the voting instructions of the Controlling Class. Any such liquidation of the CLO’s assets could have a material adverse effect on our business, financial condition and results of operations.

The CLO is subject to various conflicts of interest involving Deutsche Bank Trust Company Americas.

Deutsche Bank Trust Company Americas is the trustee and custodian with respect to the indenture governing the notes issued by the CLO. Various potential and actual conflicts of interest may arise as a result of the investment banking, commercial banking, asset management, financing and financial advisory services and products provided by affiliates of Deutsche Bank Trust Company Americas, or, collectively, the Deutsche Bank Companies, to us and the CLO. When acting in service capacities with respect to investments held by the CLO, the Deutsche Bank Companies are entitled to fees and expenses senior in priority to payments to the distributions on our equity interests in the CLO. In addition, the Deutsche Bank Companies may act as trustee for other classes of securities issued by one of our portfolio companies or make or administer loans to such portfolio companies and would owe fiduciary duties to the holders of such other classes of securities, which classes of securities may have differing interests from us, and may take actions that are adverse to us, including restructuring a loan, exercising remedies under a loan, foreclosing on collateral, requiring additional collateral, charging significant fees or placing the obligor in bankruptcy. The Deutsche Bank Companies might act as a counterparty under swaps or any other derivative agreements for transactions involving issuers of investments held by the CLO and could take actions adverse to the interests of the CLO, including demanding collateralization of its exposure under such agreements (if provided for thereunder) or terminating such swaps or agreements in accordance with the terms thereof. As a result of all such transactions or arrangements between the Deutsche Bank Companies and issuers of investments held by the CLO or their respective affiliates, the Deutsche Bank Companies may have interests that are contrary to the interests of the CLO.

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

You should also be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee Hurdle Rate and may result in a substantial increase in the amount of incentive fees payable to our Investment Adviser with respect to Pre-Incentive Fee Net Investment Income. In addition, a decline in the prices of the debt due to rising market interest rates not reflected in such debt investments we own could adversely affect the trading price of our common stock and our net asset value.

We are subject to risks associated with the GLC Trust 2013-2 Notes.

As a result of the GLC Trust 2013-2 Notes we are subject to certain risks, including those set forth below.

We may not receive cash from GLC Trust 2013-2.

We receive cash from GLC Trust 2013-2 only to the extent that dividends on our equity interests are approved by the securities administrator under the indenture governing the GLC Trust 2013-2 Notes. In addition, in the event that GLC Trust 2013-2 fails to receive cash from its underlying portfolio of consumer loans, it could be unable to service the GLC Trust 2013-2 Notes as required under the indenture. If GLC Trust 2013-2 fails to meet certain portfolio and other covenants as set forth in the indenture, the GLC Trust 2013-2 Notes may be immediately terminated and all outstanding amounts could become immediately due and payable. We cannot assure you that we would be able to refinance the GLC Trust 2013-2 Notes at such time or otherwise be able to satisfy the obligations thereunder, particularly if the quality of the underlying portfolio of consumer loans has deteriorated since the time of their acquisition.

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

The members of our investment committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by our Investment Adviser or its affiliates. Similarly, our Investment Adviser or its affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, the members of our investment committee have, and will continue to have, management responsibilities for other investment funds, accounts or other investment vehicles managed or sponsored by our Investment Adviser and its affiliates, including entities that may raise additional capital from time to time. Our investment objective overlaps or may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by or affiliated with our Investment Adviser. Our Investment Adviser will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with the written allocation policy of Garrison Investment Group and its affiliated investment advisers, including our Investment Adviser. However, we cannot assure you that such opportunities will be allocated to us fairly or equitably in the short-term or over time. Where we are able to co-invest consistent with the requirements of the 1940 Act, if sufficient securities or loan amounts are available to satisfy our and each such account’s proposed demand, we expect that the opportunity will be allocated in accordance with our Investment Adviser’s pre-transaction determination. If there is an insufficient amount of an investment opportunity to satisfy our demand and that of other accounts sponsored or managed by our Investment Adviser or its affiliates, the allocation policy further provides that allocations among us and such other accounts will generally be made pro rata based on each account’s available capital in the asset class being allocated, up to the amount proposed to be invested by each account. However, there can be no assurance that we will be able to participate in all suitable investment opportunities. Where we are unable to co-invest consistent with the requirements of the 1940 Act, our Investment Adviser’s allocation policy provides for investments to be allocated on a rotational basis to assure that all clients have fair and equitable access to such investment opportunities.

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

In the course of our investing activities, we pay management and incentive fees to our Investment Adviser. The incentive fee payable by us to our Investment Adviser may create an incentive for our Investment Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The management fee is based on our gross assets excluding cash and cash equivalents. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because the management fee is based on our gross assets, our Investment Adviser will benefit when we incur debt or use leverage. The use of leverage increases the likelihood of default, which disfavors the holders of our common stock.

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

We have entered into the License Agreement with Garrison Investment Group under which Garrison Investment Group has granted us a non-exclusive, royalty-free license to use the name “Garrison”. In addition, we pay to Garrison Capital Administrator our allocable portion of overhead and other expenses incurred by Garrison Capital Administrator in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. This creates conflicts of interest that our board of directors must monitor.

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

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to, or entering into certain “joint” transactions (which could include investments in the same portfolio company) with such affiliates, absent the prior approval of our independent directors. Our Investment Adviser and its affiliates, including persons that control, or are under common control with, us or our Investment Adviser, are also considered to be our affiliates under the 1940 Act, and we are generally prohibited from buying or selling any security from or to, or entering into “joint” transactions with such affiliates without prior approval of our independent directors and, in some cases, additional exemptive relief from the SEC.

We may, however, invest alongside other clients of our Investment Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law, SEC staff interpretations and/or exemptive relief issued by the SEC. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Investment Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also invest alongside our Investment Adviser’s other clients as otherwise permissible under regulatory guidance, applicable regulations, the terms of our exemptive relief and the written allocation policy of Garrison Investment Group and its affiliated investment advisers, including our Investment Adviser. Under this allocation policy, a fixed calculation, based on the type of investment, will be applied to determine the amount of each opportunity to be allocated to us. This allocation policy will be periodically approved by our Investment Adviser and reviewed by our independent directors. We expect that these determinations will be made similarly for other accounts sponsored or managed by our Investment Adviser and its affiliates. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed demand, we expect that the opportunity will be allocated in accordance with our Investment Adviser’s pre-transaction determination. Where there is an insufficient amount of an investment opportunity to satisfy us and other accounts sponsored or managed by our Investment Adviser or its affiliates, the allocation policy further provides that allocations among us and such other accounts will generally be made pro rata based on each account’s available capital in the asset class being allocated, up to the amount proposed to be invested by each account. However, we cannot assure you that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

We, Garrison Investment Group and our Investment Adviser have received exemptive relief to permit greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by our Investment Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions, as well as regulatory requirements and other relevant factors. See “Related Party Transactions — Certain Relationships.” We cannot assure you, however, that we will develop opportunities that comply with such limitations.

In situations where co-investment with other accounts managed by our Investment Adviser or its affiliates is not permitted or appropriate, Garrison Investment Group and our Investment Adviser must decide which client will proceed with the investment. The written allocation policy of Garrison Investment Group and its affiliated investment advisers, including our Investment Adviser, in such circumstances, for investments to be allocated on a rotational basis to assure that all clients have fair and equitable access to such investment opportunities. Moreover, except in certain circumstances, we are unable to invest in any issuer in which a fund managed by our Investment Adviser or its affiliates has previously invested. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

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

We adjust quarterly the valuation of our portfolio to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statements of operations as net change in unrealized appreciation or depreciation.

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

Currently, we do not hold any securities denominated in foreign currencies and do not hedge any foreign currency exposure. While we may enter into transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates or counterparty default may result in poorer overall investment performance than if we had not engaged in any hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek or be able to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge position and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities may also fluctuate as a result of factors not related to currency fluctuations.

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

Our business depends on the communications and information systems of our Investment Adviser and its affiliates. Any failure or interruption of such systems could cause delays or other problems in our activities. This, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our securities and our ability to pay dividends and other distributions to our securityholders.

We may not be approved for an SBIC license.

We have applied for a license to form an SBIC. If such an application is approved and the SBA so permits, we anticipate that the SBIC license would be transferred to a wholly-owned subsidiary of ours that would be formed just prior to such transfer. Following such transfer, we anticipate that the SBIC subsidiary would be allowed to issue SBA-guaranteed debentures, subject to the required capitalization of the SBIC subsidiary. SBA guaranteed debentures carry long-term fixed rates that are generally lower than rates on comparable bank and other debt. We cannot assure you that we will be successful in receiving an SBIC license from the SBA or that the SBA will permit such license to be transferred to us. If we do receive an SBIC license, there is no minimum amount of SBA-guaranteed debentures that must be allocated to us.

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

Unsecured Consumer Loans.  Our consumer loans are unsecured. This may result in an above average amount of risk and volatility or a loss of principal. These investments may involve additional risks that could adversely affect our investment returns. See “— We are subject to risks associated with unsecured consumer loans.”

Mezzanine Loans.  Our mezzanine investments generally are subordinated to senior loans and will generally be unsecured. This may result in an above average amount of risk and volatility or a loss of principal. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income as described above under “—We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.” Since we will not receive any substantial repayments of principal prior to the maturity of our mezzanine debt investments, such investments are riskier than amortizing loans.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code and the requirements under the documents governing the CLO, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

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

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results, which could have an adverse effect on our financial condition.

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

Unsecured consumer loans are not secured by any collateral or guaranteed or insured by any third party, and we must rely on our third party servicer(s) to pursue collection against any borrower.

Unsecured consumer loans are unsecured obligations and are not guaranteed or insured by any third party or backed by any governmental authority in any way. We must rely on our third party servicer(s) to pursue collection against any borrower if an event of default occurs.

We may acquire consumer loans from borrowers who have tarnished credit ratings or limited credit history, are considered higher than average credit risks, and may present a higher risk of loan delinquency or default.

We may acquire consumer loans from borrowers who have below prime or tarnished credit ratings, which is traditionally defined as a FICO below 640 or limited credit history. Loans may be offered to such borrowers when there is reason to believe that the risk profile of such loans is such that their loss rates fall within the loss rate range expected under the current underwriting policies. However, these borrowers still may present a higher risk of loan delinquency or default than prime borrowers.

We do not have significant historical performance data about performance on the consumer loans. Loss rates on the consumer loans may increase.

Consumer lending platforms from which we may acquire unsecured consumer loans are in the early stages of their development and have limited operating histories. The performance of consumer loans purchased to date may not be indicative of the future performance of consumer loans. Due to the limited operational history of consumer lending platforms, we do not have significant historical data regarding the performance of the consumer loans, and we do not yet know what our long-term loan loss experience will be.

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

We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any security interest over the assets of such companies. Liens on such portfolio companies’ assets, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

Our Investment Adviser’s liability is limited under the Investment Advisory Agreement and the sub-collateral management agreement, and we have agreed to indemnify our Investment Adviser against certain liabilities, which may lead our Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

Under the Investment Advisory Agreement and the sub-collateral management agreement, our Investment Adviser does not assume any responsibility to us, including GF 2013-2 Manager other than to render the services called for under those agreements, and it is not responsible for any action of our board of directors or GF 2013-2 Manager, as applicable, in following or declining to follow our Investment Adviser’s advice or recommendations. Our Investment Adviser maintains a contractual and fiduciary relationship with us. Under the terms of the Investment Advisory Agreement and the sub-collateral management agreement, our Investment Adviser, its officers, members, personnel, any person controlling or controlled by our Investment Adviser are not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement and the sub-collateral management agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of our Investment Adviser’s duties under the Investment Advisory Agreement and the sub-collateral management agreement. In addition, we have agreed to indemnify our Investment Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement and the sub-collateral management agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement and the sub-collateral management agreement. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our certificate of incorporation classifying our board of directors in three classes serving staggered three-year terms, and provisions of our certificate of incorporation authorizing our board of directors to classify or reclassify shares of our preferred stock in one or more classes or series and to cause the issuance of additional shares of our stock. These provisions, as well as other provisions of our certificate of incorporation and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders. In addition, if we issue preferred stock, such securities would rank “senior” to common stock in our capital structure, resulting in preferred stockholders having separate voting rights, dividend and liquidation rights, and possibly other rights, preferences or privileges more favorable than those granted to holders of our common stock.

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

As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC.

We are an “emerging growth company,” and we do not know if such status will make our common stock less attractive to investors.

We currently are an “emerging growth company,” as defined in the JOBS Act until the earliest of:

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

Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC and, under the JOBS Act, beginning with the first fiscal year in which we no longer qualify as an emerging growth company, our independent registered public accounting firm must audit this report. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting.

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

The market price of our securities may fluctuate significantly.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 1290 Avenue of the Americas, Suite 914, New York, NY 10104 and are provided by Garrison Capital Administrator pursuant to the Administration Agreement. We believe that our office facilities are suitable and adequate to our business.

Item 3. Legal Proceedings

We, Garrison Capital Advisers, the Administrator and our wholly-owned subsidiaries are not currently subject to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on March 27, 2013 and is currently traded on The NASDAQ Global Select Market under the symbol “GARS”. The following table lists the high and low closing sale price for our common stock, the closing sale price as a percentage of net asset value, or NAV, and quarterly distributions per share for the years ended December 31, 2014 and December 31, 2013.

		Closing Sales Price		Premium of High Sales Price to NAV(2)	Premium (Discount) of Low Sales Price to NAV(2)	Distributions Declared
Period	NAV(1)	High	Low
Fiscal year ended December 31, 2014
Fourth quarter	$15.58	$15.12	$14.00	(3.0)%	(10.1)%	$0.35
Third quarter	15.59	15.33	14.11	(1.7)	(9.5)	0.35
Second quarter	15.64	15.30	14.08	(2.2)	(10.0)	0.35
First quarter	15.45	14.81	13.71	(4.1)	(11.3)	0.35
Fiscal year ended December 31, 2013
Fourth quarter	$15.16	$15.05	$13.76	(0.7)%	(9.2)%	$0.35
Third quarter	15.11	15.39	14.15	1.9	(6.4)	0.35
Second quarter	15.06	15.72	14.70	4.4	(2.4)	0.35
First quarter(3)	15.67	15.13	15.00	(3.4)	(4.3)	0.23

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of the each period.
(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.
(3)	NAV as reported does not reflect any impact associated with our IPO on March 26, 2013 at $15.00 per share. Pro forma premium of high sales price to pro forma NAV of $15.00 is 0.9% and premium (discount) of low sales price to NAV is 0.0%.

The last reported price for our common stock on February 26, 2015 was $14.84 per share. As of February 26, 2015, we had 23 stockholders of record.

Distributions

Our distributions, if any, are determined by the board of directors. We elected to be treated as a RIC under Subchapter M of the Code. To maintain RIC qualification each taxable year, we must distribute an amount at least equal to 90% of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses, if any. In addition, we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year. If we do not meet the required distributions we will generally be subject to a 4% nondeductible federal excise tax on the undistributed amount.

The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock for the fiscal year ended December 31, 2014.

Record Dates	Payment Date	Dividends and Distributions Declared
Fiscal year ended December 31, 2014(1)
December 12, 2014	December 29, 2014	$0.35
September 12, 2014	September 26, 2014	$0.35
June 13, 2014	June 27, 2014	$0.35
March 21, 2014	March 28, 2014	$0.35
Total		$1.40

(1)	Does not include any return of capital for tax purposes.

The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock for the fiscal year ended December 31, 2013.

Record Dates	Payment Date	Dividends and Distributions Declared
Fiscal year ended December 31, 2013
December 13, 2013(1)	December 27, 2013	$0.35
September 12, 2013(1)	September 26, 2013	$0.35
June 13, 2013(1)	June 27, 2013	$0.35
February 25, 2013(2)	March 13, 2013	$0.23
Total		$1.28

(1)	Includes a return of capital for tax purposes of approximately $0.08 for the year ended December 31, 2013.
(2)	Does not include any return of capital for tax purposes.

On March 3, 2015, our board of directors declared a quarterly distribution of $0.35 per share payable on March 27, 2015 to holders of record as of March 12, 2015.

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

Stock Performance Graph

This graph compares the stockholder return on our common stock from March 27, 2013 (initial public offering) to December 31, 2014 with that of the NASDAQ Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on March 27, 2013, $100 was invested in our common stock, the NASDAQ Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Item 6. Selected Consolidated Financial Data

The selected financial and other information below should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto. Financial information as of and for the year ended December 31, 2014 has been derived from our consolidated financial statements that were audited by McGladrey LLP, an independent registered public accounting firm. Financial information as of and for the years ended December 31, 2013, December 31, 2012, December 31, 2011 and for the period from December 17, 2010 through December 31, 2010, has been derived from our consolidated financial statements that were audited by Ernst & Young LLP, an independent registered public accounting firm.

	Year ended December 31, 2014 (audited)	Year ended December 31, 2013 (audited)	Year ended December 31, 2012 (audited)	Year ended December 31, 2011 (audited)	Period from December 17, 2010 (commencement of operations) through December 31, 2010 (audited)
	(dollars in thousands)
Income statement data:
Total investment income(4)	$50,459	$33,805	$23,649	$27,222	$—
Interest expense	7,157	6,575	6,155	7,280	—
Management fees (net of waivers)	8,065	2,510	2,277	1,804	—
Incentive fees (net of waivers)	8,409	1,099	—	—	—
Other expenses	4,818	4,286	6,895	2,360	375
Net investment income (loss)	22,009	19,335	8,322	15,778	(375)
Net realized gain/(loss) from investments(6)	10,702	(11,770)	3,374	3,494	—
Net change in unrealized appreciation/ (depreciation) on investments(6)	(2,227)	15,934	(7,322)	(8,433)	—
Net increase (decrease) in net assets resulting from operations	30,484	23,500	4,374	10,839	(375)
Basic earnings per common share/members' capital per unit(1)	1.82	1.55	0.42	1.03	—
Other data:
Weighted average yield (unaudited)(2)	10.5%	9.8%	9.6%	8.9%	7.3%
Number of portfolio companies at period end (unaudited)	57	70	49	72	74

	At December 31, 2014 (audited)	At December 31, 2013 (audited)	At December 31, 2012 (audited)	At December 31, 2011 (audited)	At December 31, 2010 (audited)
	(dollars in thousands except per share/unit data)
Balance sheet data:
Investments, fair value(5)	$467,769	$429,081	$220,106	$320,779	$283,828
Cash	13,651	13,665	21,681	47,928	80,000
Restricted cash accounts	14,260	27,965	69,902	16,993	21,354
Total assets	505,841	485,080	315,989	391,139	392,332
Senior secured term note and revolving notes payable	240,259	219,419	125,000	218,478	218,304
Net assets/Members’ capital	261,102	254,081	173,669	171,072	160,233
Per share/unit data:
Net asset value per common share/Members’ capital per unit(3)	$15.58	$15.16	$16.54	$16.29	$15.26

(1)	Adjusted for Reverse Stock Split. See Note 1.

(2)	Weighted average yield is calculated based on the fair value of the investments and interest expected to be received (excluding investments with a risk rating of 4, unfunded revolvers and equity investments) using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.
(3)	Based on 16,758,779 shares of common stock of Garrison Capital Inc. outstanding as of December 31, 2014 and December 31, 2013, 10,498,544 shares of common stock of Garrison Capital Inc. outstanding as of December 31, 2012, December 31, 2011 and December 31, 2010. Each of the outstanding units of Garrison Capital LLC was converted into one share of common stock of Garrison Capital Inc. in connection with the BDC Conversion. We subsequently declared the Reverse Stock Split on February 25, 2013, which resulted in the conversion of one share of common stock into 0.9805106 shares of common stock. All amounts related to shares/units and share/unit price have been retroactively restated. As a result, the 10,707,221 shares of common stock issued in the BDC conversion have been retroactively restated to 10,498,544 shares.
(4)	Consists of affiliate related income of $847,845 and $1,202,663 for the year ended December 31, 2014 and the year ended December 31, 2013, respectively.
(5)	Consists of affiliate investments of $19,029,529 as of December 31, 2013.
(6)	Consists of affiliate related realized gain and change in unrealized appreciation/(depreciation) of $8,501,681 and $(1,838,734) for the year ended December 31, 2014, respectively, and $8,143 and $1,838,734 for the year ended December 31, 2013, respectively.

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

Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K constitutes forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets;
•	our business prospects and the prospects of our current and prospective portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy, including general economic trends, and its impact on the industries in which we invest;
•	the ability of our prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of our Investment Adviser, including in identifying suitable investments for us;
•	our expected financings and investments;
•	the adequacy of our cash resources and working capital;
•	our ability to make distributions to our stockholders;
•	the effects of applicable legislation and regulations and changes thereto;
•	the timing of cash flows, if any, from the operations of our prospective portfolio companies; and
•	the impact of future acquisitions and divestitures.

We use words such as “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “will,” “should,” “could,” “can,” “would,” “believe,” “estimate,” “anticipate,” “predict,” “potential” and similar words to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

You should understand that, under Section 27A(b)(2)(B) of the Securities Act of 1933, as amended, and Section 21E(b)(2)(B) of the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in connection with this Annual Report on Form 10-K or any periodic reports we file under the Exchange Act.

Overview

We are an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company under the 1940 Act. In addition, for tax purposes, we have elected to be treated as a RIC under Subchapter M of Code, and intend to qualify annually for such treatment. Our shares are currently listed on The NASDAQ Global Select Market under the symbol “GARS”.

On March 26, 2013, we priced our IPO, selling 6,133,334 shares, including 800,000 shares pursuant to the underwriters’ exercise of the over-allotment option, at a public offering price of $15.00 per share. On March 27, 2013, our common stock began trading on The NASDAQ Global Select Market under the symbol “GARS”.

On April 2, 2013, we closed our IPO, raising approximately $92.0 million in gross proceeds. Total proceeds received net of sales load was approximately $85.6 million and net of offering expenses was approximately $84.9 million. Concurrent with the IPO, our directors, officers, employees and an affiliate of our Investment Adviser, purchased an additional 126,901 shares through a private placement transaction, or the Concurrent Private Placement, exempt from registration under the Securities Act, at a price of $15.00 per share, raising approximately $1.9 million of proceeds.

On July 24, 2013, we formed the CLO, a Cayman Islands exempted company, for the purpose of refinancing the $150.0 million credit facility entered on May 21, 2012 by Garrison Funding 2012-1 LLC (the “Predecessor Credit Facility”). On September 25, 2013, under Part XVI of the Cayman Islands Companies Law (2012 Revision), the CLO and the Predecessor Credit Facility merged with the CLO remaining as the surviving entity, or the Merger. On the effective date of the Merger, all of the rights, the property, and the business, undertaking, goodwill, benefits, immunities and privileges of each individual company immediately vested in the surviving company. Following completion of the CLO, nearly 80% of our consolidated assets were held by the CLO.

On September 25, 2013, we completed the CLO through a private placement of (1) $50.0 million of AAA(sf) rated Class A-1R revolving notes, which bear interest at either the CP Rate, as defined in the indenture governing the notes issued by the CLO, or LIBOR, plus 1.90%; (2) $111.2 million of AAA(sf) rated Class A-1T notes, which bear interest at three-month LIBOR plus 1.80%; (3) $24.2 million of AA(sf) rated Class A-2 notes, which bear interest at three-month LIBOR plus 3.40%; (4) $25.0 million of A(sf) rated Class B notes, which bear interest at three-month LIBOR plus 4.65%; (5) $13.7 million of Class C notes (not rated), which bear interest at three-month LIBOR plus 5.50%; and (6) $126.0 million of Subordinated Notes, which do not have a stated interest rate, the proceeds of which were utilized, along with cash on hand, to refinance the Predecessor Credit Facility. All of the notes issued by the CLO are scheduled to mature on September 25, 2023. As of December 31, 2014 we had retained 100% of the Class C Notes and Subordinated Notes.

GLC Trust 2013-2 closed on a $10.0 million revolving facility with Capital One Bank, NA on December 6, 2013. The revolving facility included an accordion feature that permits GLC Trust 2013-2 to increase the total commitment up to $15.0 million under the terms of the loan agreement. GLC Trust 2013-2 exercised this option on December 20, 2013. On July 11, 2014, we increased the GLC Trust 2013-2 revolving facility total commitment by $15.0 million, for a total commitment of $30.0 million. On July 18, 2014, we completed a $39.2 million term debt securitization collateralized by the GLC Trust 2013-2 consumer loan portfolio, the proceeds of which were used to refinance and retire the GLC Trust 2013-2 revolving facility.

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

We believe that the middle market offers attractive risk-adjusted returns for debt investors. Historically, we believe there has been a persistent scarcity of available capital relative to demand, which, from a lender’s perspective, has generally resulted in more favorable transaction structures, including enhanced covenant protection and increased pricing relative to larger companies. We further believe that the turmoil in the markets has exacerbated this scarcity of capital, as many traditional lenders to middle-market companies have exited the business or focused their attention on larger borrowers. In addition, we believe that middle-market companies traditionally have exhibited lower default rates and improved recoveries compared to larger borrowers and typically offer greater access to key senior managers, which we believe further enhances the attractiveness of lending to this market segment and facilitates due diligence investigations and regular monitoring.

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

As of December 31, 2014, we held investments in 57 portfolio companies with a fair value of $467.8 million, including investments in 47 portfolio companies held through the CLO. The investments held by the CLO as of December 31, 2014 consisted of senior secured loans fair valued at $339.4 million and related indebtedness of $209.7 million. As of that date, the loans held by the CLO (held at fair value), together with cash and other assets held by the CLO, equaled approximately $357.8 million. As of December 31, 2014, our portfolio had an average investment size of approximately $6.8 million, a weighted average yield on debt investments of 10.5% and a weighted average contractual maturity of 46 months.

As of December 31, 2013, we held investments in 70 portfolio companies with a fair value of $429.1 million, including investments in 56 portfolio companies held through the CLO. The investments held by the CLO as of December 31, 2013 consisted of senior secured loans fair valued at $331.7 million and related indebtedness of $209.7 million. As of that date, the loans held by the CLO (held at fair value), together with cash and other assets held by the CLO, equaled approximately $369.2 million. As of December 31, 2013, our portfolio had an average investment size of approximately $5.0 million, a weighted average yield on debt investments of 9.8% and a weighted average contractual maturity of 46 months.

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

Expenses.  Our primary operating expenses include the payment of (1) the base management fee and incentive fee to the Investment Adviser under the Investment Advisory Agreement; (2) the allocable portion of overhead to the Administrator under the Administration Agreement; (3) the interest expense on our outstanding debt, if any; and (4) our other operating costs, as detailed below. We bear all other costs and expenses of our operations and transactions, including:

•	our organization;
•	calculating our net asset value and net asset value per share (including the cost and expenses of any independent valuation firms);
•	fees and expenses, including travel expenses, incurred by the Investment Adviser or payable to third parties in performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;
•	offerings of our common stock and other securities;
•	distributions on our shares;
•	transfer agent and custody fees and expenses;
•	amounts payable to third parties relating to, or associated with, evaluating, making and disposing of investments;
•	brokerage fees and commissions;
•	registration fees;
•	listing fees;
•	taxes;
•	independent director fees and expenses;
•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable U.S. federal and state securities laws;
•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;
•	costs of holding stockholder meetings;
•	our fidelity bond;
•	directors and officers/errors and omissions liability insurance and any other insurance premiums;

•	litigation, indemnification and other non-recurring or extraordinary expenses;
•	direct costs and expenses of administration and operation, including audit and legal costs;
•	fees and expenses associated with marketing efforts;
•	dues, fees and charges of any trade association of which we are a member; and
•	all other expenses reasonably incurred by us or the Administrator in connection with administering our business, including rent and our allocable portion of the costs and expenses of our chief compliance officer, chief financial officer and their respective staffs.

During periods of asset growth, we expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets and increase during periods of asset declines.

Recent Developments

On March 3, 2015 the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which will be paid on March 27, 2015 to stockholders of record as of March 12, 2015.

Market Trends

Leveraged loan volume continued to ease during the fourth quarter of 2014 resulting in a decrease in overall loan volume for 2014 when compared to 2013. Middle-market loan volumes were also down for the fourth quarter resulting in a decrease in overall loan volume for 2014 when compared to 2013. Volume continued to be primarily driven by merger and acquisition activity in the broader middle-market.

We believe there continues to be a scarcity of capital in the lower middle-market as many traditional lenders to these companies have exited the business due to regulatory restrictions, and many competitors have moved up-market to focus their attention on larger borrowers. Sponsor and club business continues to represent the majority of direct lending opportunities in the lower middle-market, although we have seen banks, other non-bank finance companies and funds participate in select one-off financings as a result of the increase in available capital. As a result we have seen a slight narrowing of middle-market spreads since 2013 as these companies enter the lower middle-market in search of enhanced yields. We experienced a slight increase in leverage on deals closed in the fourth quarter over historical averages. The mix of deals, however, included larger companies with higher valuation multiples and overall loan-to-values remain within normal levels. Portfolio leverage multiples overall are in line with historical averages. We also note that the weighted average risk rating of the portfolio has increased since 2013 which we attribute to the migration of our portfolio into our core investment strategy and is not indicative of any overall negative credit trends in the portfolio.

We believe that our expertise in providing non-traditional financing solutions to the lower middle-market allows us to tailor loan structures that meet borrower objectives while commanding premium pricing and maximizing the preservation of capital although increased competition could result in further spread compression.

Portfolio Activity

For the three months ended December 31, 2014, we originated three new investments, two club deals and two purchased deals and add-on investments, for a total increase to par in our portfolio of $77.4 million with a weighted average yield of 10.0%. For the three months ended December 31, 2014, repayments in our portfolio consisted of the early full repayment of five investments and the sale of two investments, for a total of $56.4 million of par with a weighted average yield of 8.6%.

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

Consolidated operating results for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 are as follows:

(in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012(1)	2014 vs. 2013 Variance	2013 vs. 2012 Variance
Net investment income	$22,009	$19,335	$8,322	$2,674	$11,013
Total investment income	50,459	33,805	23,649	16,654	10,156
Expenses	28,449	14,470	15,327	13,979	(857)
Net realized gain/(loss) on investments	10,702	(11,770)	3,374	22,472	(15,144)
Net change in unrealized appreciation/ (depreciation) on investments	(2,227)	15,934	(7,322)	(18,161)	23,256

(1)	Operating results for pre-IPO periods.

Net Investment Income

Net investment income for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 was $22.0 million, $19.3 million and $8.3 million, respectively. Net investment income increased by $2.7 million for the year ended December 31, 2014 from the year ended December 31, 2013 and increased $11.0 million for the year ended December 31, 2013 from the year ended December 31, 2012, as described below under “Total Investment Income” and “Expenses.”

Total Investment Income

Total investment income for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 was $50.5 million, $33.8 million and $23.6 million, respectively.

Total investment income increased by $16.7 million for the year ended December 31, 2014 from the year ended December 31, 2013 due to an increase in interest income in the amount of $14.7 million, an increase in net accretion from the amortization of discounts in the amount of $0.3 million and an increase in other income in the amount of $1.7 million.

The increase in interest income was largely driven by the increase in the average portfolio investment balance for 2014 when compared to 2013, as well as an increase in the weighted average yield of our debt investments to 10.5% in 2014 from 9.6% in 2013. The increase in other income was primarily driven by loan amendment fees as well as the recognition of fees earned on the full early repayment of 11 portfolio investments in 2014.

Total investment income increased by $10.2 million for the year ended December 31, 2013 from the year ended December 31, 2012 due to an increase in interest income in the amount of $9.5 million, a decrease in net accretion from the amortization of discounts in the amount of $(0.1) million and an increase in other income in the amount of $0.8 million.

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

Expenses

Total expenses for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 were $28.4 million, $14.5 million and $15.3 million, respectively.

There were no fee waivers for the year ended December 31, 2014. Total expenses for the year ended December 31, 2014 includes a $0.2 million loss on the refinancing and retirement of the GLC Trust 2013-2 revolving facility.

Total expenses for the year ended December 31, 2013 included total fee and expense waivers of $4.2 million. Fee waivers for the year ended December 31, 2013 were comprised of $3.8 million and

$0.3 million of management fees and incentive fees, respectively, waived by the Investment Adviser, and $0.1 million of administration fees and directors’ fees waived by the Administrator and the board of directors, respectively. Total expenses for the year ended December 31, 2013 also included $0.4 million of loss on the refinancing of senior secured notes, which consisted of debt issuance costs that were written off in connection with the execution of the CLO and the refinancing of the Predecessor Credit Facility.

Total expenses for the year ended December 31, 2012 included a $3.4 million loss on the refinancing of senior secured notes. In connection with the execution of the Predecessor Credit Facility and the refinancing of Garrison Funding 2010-1 LLC, or GF 2010-1, the senior secured notes, or GF 2010-1 Notes, that comprised the collateralized loan obligation facility for which GF 2010-1 was the borrower were redeemed in accordance with the indenture governing such notes, which resulted in a loss due to the write off of deferred debt issuance costs in the amount of $2.4 million and the recognition of $1.0 million of unamortized original issue discount.

Total expenses for the year ended December 31, 2012 also reflect a loss on the write off of deferred offering costs for the year ended December 31. 2012 in the amount $1.7 million related to legal, accounting, regulatory and printing work completed through October 10, 2012. Total expenses for the year ended December 31, 2012 also included total fee and expense waivers of $0.4 million, comprised of $0.3 of management fees waived by the Investment Adviser and $0.1 of administration fees and directors’ fees waived by the Administrator and the board of directors, respectively.

The following tables summarize our expenses, net of fee waivers and excluding the loss on refinancing of senior secured notes, the loss on the write off of deferred offering costs and the loss on refinancing of the GLC Trust 2013-2 revolving facility discussed above for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.

(in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	2014 vs. 2013 Variance	2013 vs. 2012 Variance
Interest	$7,157	$6,575	$6,155	$582	$420
Management fees	8,065	2,510	2,277	5,555	233
Incentive fees	8,409	1,099	—	7,310	1,099
Professional fees	1,160	1,448	983	(288)	465
Directors’ fees	379	334	262	45	72
Administrator expenses	712	686	200	26	486
Other expenses	2,324	1,391	421	933	970
	$28,206	$14,043	$10,298	$14,163	$3,745

Interest expense increased $0.6 million for the year ended December 31, 2014 from the year ended December 31, 2013 primarily due to an increase in average debt outstanding. Interest expense increased $0.4 million for the year ended December 31, 2013 from the year ended December 31, 2012 primarily due to an increase in average debt outstanding. As of December 31, 2014, 2013 and 2012, we had $241.3 million, $220.1 million and $125.0 million of debt outstanding, respectively.

Management fees increased $5.6 million for the year ended December 31, 2014 from the year ended December 31, 2013 primarily due to the increase in total assets, as well as the change in the calculation of the management fees at the time of our IPO. Prior to the BDC Conversion, management fees were calculated as 1.50% of gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds (as defined in the financial statements). Post-BDC Conversion, management fees are calculated as 1.75% of gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds (as defined in the financial statements). For the three months ended March 31, 2013, the Investment Adviser irrevocably waived base management fees due under the Investment Advisory Agreement in excess of an annual rate of 1.50% of the average of the value of our net assets, including cash and cash equivalents (as defined in the financial statements), calculated at the end of the two most recently completed calendar quarters. For the three months ended June 30, 2013 and September 30, 2013, the Investment Adviser waived all management fees. The waived fees are not subject to recoupment by the Investment Adviser.

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

Incentive fees increased $7.3 million in the year ended December 31, 2014 from the year ended December 31, 2013. Incentive fee expense increased in the year ended December 31, 2014 primarily due to the increase in net investment income and realized gains, as well as the expiration of the full incentive fee waivers previously granted by the Investment Adviser. The waived fees are not subject to recoupment by the Investment Adviser.

Incentive fees increased $1.1 million in the year ended December 31, 2013 from the year ended December 31, 2012, net of fees waivers by the Investment Adviser of $0.3 million for the year ended December 31, 2013. Incentive fee expense increased in the year ended December 31, 2013 primarily due to the expiration of the full incentive fee waivers. For the three months ended December 31, 2013, our Investment Adviser agreed to waive that portion of its income-based incentive fee, if any, necessary for the Company’s net investment income per share plus net realized gain (loss) per share (excluding any portion of realized gains (losses) that are associated with the reversal of any portion of unrealized appreciation (depreciation) attributable to periods prior to April 1, 2013) for the three months ended December 31, 2013 to equal $0.35 per share, net of fee waivers.

Professional fees for the year ended December 31, 2014 decreased by $(0.3) million from the year ended December 31, 2013 as a result of a decrease in audit fees and legal fees.

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

Other expenses for the year ended December 31, 2014 increased by $0.9 million from the year ended December 31, 2013 primarily as a result of premiums related to insurance policies entered into as a result of the completion of our IPO, an increase in ratings fees, deal related expenses, software expense and servicing and other fees incurred by GLC Trust 2013-2, as well as other expenses incurred in connection with the formation of Garrison SBIC. Accrued excise tax for the year ended December 31, 2014 totaled $0.1 million.

Other expenses for the year ended December 31, 2013 increased by $1.0 million from the year ended December 31, 2012 primarily as a result of premiums related to insurance policies entered into as a result of the Company executing its IPO, as well as ratings fees, servicing and management fees incurred by GLC Trust 2013-2 and Sarbanes-Oxley Section 404 compliance-related consulting fees associated with compliance under Section 404 of the Sarbanes-Oxley Act.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

For the year ended December 31, 2014, we realized net gains on investments of $10.7 million. Net realized gains for the year ended December 31, 2014 were driven primarily by $8.4 million of realized gains incurred from the sale of the parent company of one portfolio company, Anchor Drilling Fluids USA, Inc., resulting in the early full repayment of the debt and sale of the equity, with the remaining net realized gain of $2.3 million resulting from the sale of 15 portfolio investments, early full repayment of 33 portfolio investments and other partial repayments.

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

For the year ended December 31, 2014, the net change in unrealized depreciation on investments was $(2.2) million. The net change in unrealized depreciation for year ended December 31, 2014 was driven primarily by the reversal of prior period unrealized appreciation in the amount of $(1.8) million as a result of the sale of the parent company of Anchor Drilling Fluids USA, Inc. and the negative credit related adjustment of three portfolio investments in the amount of $(5.3) million, offset by the increase in value of two portfolio investments in the amount of $6.1 million. The remaining net change in unrealized depreciation on investments was due to the reversal of prior period unrealized depreciation of $0.3 million and the decrease in the market value of the remaining portfolio in the amount of $(1.5) million.

For the year ended December 31, 2013, the net change in unrealized appreciation on investments was $15.9 million. The net change in unrealized appreciation for the year ended December 31, 2013 was driven primarily by the $5.7 million reversal of unrealized depreciation as a result of the distribution-in-kind of the investment in Next Generation Vending, LLC, the increase in the value of one portfolio company in the amount of $1.7 million and the reversal of prior period unrealized depreciation in the amount of $7.4 million as a result of the full early repayment of two and the sale of two portfolio investments. The remaining net change in unrealized appreciation on investments is due to the increase in the market value of the remaining portfolio in the amount of $3.0 million and the reversal of prior period unrealized appreciation of $(0.5) million, offset by negative credit related adjustment of one portfolio company in the amount of $(1.4) million.

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

Net Increase in Net Assets from Operations

We had a net asset value per common share outstanding on December 31, 2014 of $15.58. We had a net asset value per common share outstanding on December 31, 2013 of $15.16. We had a net asset value per common share outstanding on December 31, 2012 of $16.54.

Based on 16,758,779 basic weighted average shares outstanding, the net increase in net assets from operations per share for the year ended December 31, 2014 was $1.82.

Based on 15,203,166 basic weighted average shares outstanding, the net increase in net assets from operations per share for the year ended December 31, 2013 was $1.55.

Based on 10,498,544 units outstanding, the net increase in members’ capital from operations per unit for the year ended December 31, 2012 was $0.42.

Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders and will have an ongoing need to raise additional capital for investment purposes. We generate cash primarily from offerings of our securities, the CLO, as described below, Garrison SBIC, other borrowings we may incur and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less.

In addition to proceeds from public and private offerings of securities, our CLO and our GLC Trust 2013-2 Notes, as of December 31, 2014 we have identified approximately six portfolio companies with a total par value of $23.1 million and a fair value of $22.1 million which we have defined as transitory and consist of investments below the low end of our portfolio yield target of 9.0%. We view these investments as an additional source of liquidity to meet our investment objectives.

Our primary use of funds from operations includes investments in portfolio companies, cash distributions to holders of our common stock, payments of interest on our debt, and payments of fees and other operating expenses we incur. We believe that our existing cash and cash equivalents, available borrowings and our transitory portfolio as of December 31, 2014 will be sufficient to fund our anticipated funding requirements through at least December 31, 2015.

On May 21, 2012, through a wholly-owned subsidiary, we entered into a $150.0 million credit facility, which was amended on June 18, 2012, August 6, 2012 and June 5, 2013, with the lenders party thereto, Natixis, New York Branch, as administrative agent, and Deutsche Bank Trust Company Americas, as collateral agent and custodian. On June 5, 2013, we entered into an agreement to increase the size of its credit facility from $150.0 million to $175.0 million, consisting of $125.0 million of Class A-T loans and $50.0 million of Class A-R loans.

On September 25, 2013, we completed the CLO. All of the notes issued as part of the CLO are scheduled to mature on September 25, 2023. As of December 31, 2013 we had retained 100% of the Class C Notes and Subordinated Notes. As of December 31, 2013 and December 31, 2012, we had approximately $0.0 and $25.0 million, respectively, available for additional borrowings under the CLO and the Predecessor Credit Facility, respectively.

On December 6, 2013, GLC Trust 2013-2 closed on a $10.0 million revolving facility, or, the GLC Trust 2013-2 Revolver, with Capital One Bank, NA. The revolving facility includes an accordion feature that permits GLC Trust 2013-2 to increase the total commitment up to $15.0 million under the terms of the loan agreement. GLC Trust 2013-2 exercised this option on December 20, 2013. On July 11, 2014, we increased the GLC Trust 2013-2 revolving facility total commitment by $15.0 million, for a total commitment of $30.0 million. On July 18, 2014, we completed a $39.2 million term debt securitization collateralized by the GLC Trust 2013-2 consumer loan portfolio, the proceeds of which were used to refinance and retire the GLC Trust 2013-2 revolving facility.

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

The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock for the fiscal year ended December 31, 2014.

Record Dates	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
Fiscal year ended December 31, 2014(1)
March 21, 2014	March 11, 2014	March 28, 2014	$5,865,573	$0.35
June 13, 2014	May 6, 2014	June 27, 2014	5,865,573	0.35
September 12, 2014	August 4, 2014	September 26, 2014	5,865,573	0.35
December 12, 2014	October 31, 2014	December 29, 2014	5,865,571	0.35
			$23,462,290	$1.40

(1)	Does not include any return of capital for tax purposes.

The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock for the fiscal year ended December 31, 2013.

Record Dates	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
Fiscal year ended December 31, 2013
February 25, 2013(1)	February 25, 2013	March 13, 2013	$2,400,000	$0.23
June 13, 2013(2)	May 9, 2013	June 27, 2013	5,865,573	0.35
September 12, 2013(2)	August 6, 2013	September 26, 2013	5,865,573	0.35
December 13, 2013(2)	November 5, 2013	December 27, 2013	5,865,587	0.35
			$19,996,733	$1.28

(1)	Does not include any return of capital for tax purposes.
(2)	Includes a return of capital for tax purposes of approximately $0.08 for the year ended December 31, 2013.

As of December 31, 2014, December 31, 2013 and December 31, 2012 we had cash of $13.7 million, $13.7 million and $21.7 million, respectively. Also, as of December 31, 2014, December 31, 2013 and December 31, 2012, we had restricted cash of $14.3 million, $28.0 million and $69.9 million, respectively.

During the year ended December 31, 2014, cash remained unchanged as a result of net cash provided by operating activities of $3.3 million offset by cash used in financing activities in the amount of $3.3 million.

During the year ended December 31, 2014, cash provided by operating activities resulted mainly from net investment income in the amount of $22.0 million, realized gains in the amount of $10.7 million, repayments and sales of investments in the amount of $293.8 million and $105.6 million, respectively, as well as a decrease in due from counterparties in the amount of $5.1 million, offset by purchases of investments in the amount of $427.1 million and a decrease in due to counterparties in the amount of $7.7 million. Net cash used in financing activities resulted from cash distributions in the amount of $23.5 million, repayment of the GLC Trust 2013-2 Revolver in the amount of $9.7 million and debt issuance costs of $0.5 million, offset by proceeds from the GLC Trust 2013-2 Notes in the amount of $30.4 million.

During the year ended December 31, 2013, cash decreased by $8.0 million as a result of net cash used in operating activities of $165.8 million offset by cash provided by financing activities in the amount of $157.8 million.

During the year ended December 31, 2013, cash used in operating activities resulted from originations, purchases of investments and draws on previously unfunded revolvers in the amount of $435.7 million, a decrease in due to counterparties of $7.9 million and an increase in due from counterparties of $6.7 million offset by repayments and sales of investments in the amount of $161.5 million and $61.7 million, respectively, a decrease in restricted cash accounts in the amount of $42.0 million and net investment income in the amount of $19.3 million. Net cash provided by financing activities resulted from proceeds received from net capital contributions from the sale of common shares of $86.9 million and borrowings in the amount of $50.0 million on the Class A-1R Notes and $34.7 million on the Class A-1T Notes under the CLO, as well as borrowing in the amount of $9.7 million under the GLC Trust 2013-2 Revolver offset by distributions in the amount of $20.0 million and debt issuance costs of $3.5 million.

During the year ended December 31, 2012, cash decreased by $26.2 million as a result of net cash provided by operating activities of $99.4 million offset by cash used in financing activities in the amount of $73.2 million.

During the year ended December 31, 2012, cash provided by operating activities resulted from repayments and sales of investments in the amount of $191.3 million and $35.5 million, respectively, and an increase in due to counterparties in the amount of $15.7 million offset by purchases of investments in the amount of $437.0 million, an increase in restricted cash accounts in the amount of $53.0 million and net investment income in the amount of $8.3 million. Net cash used in financing activities resulted from repayments of GF 2010-1 Notes (as defined in Note 1) in the amount of $219.5 million, debt issuance costs of $3.2 million and distributions of $1.8 million, offset by borrowings on the Predecessor Credit Facility in the amount of $125.0 million.

As of December 31, 2014, December 31, 2013 and December 31, 2012, we had $18.2 million, $9.2 million and $2.0 million respectively, of unfunded obligations with a fair value of $(0.3) million, $(0.1) million and $(0.2) million respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2014, December 31, 2013 and December 31, 2012, respectively, subject to the terms of each loan’s respective credit agreement.

Subject to leverage and borrowing base restrictions, as of December 31, 2014 we had approximately $0.0 available for additional borrowings under the CLO. As of December 31, 2013 we had approximately $0.0 and $5.3 million available for additional borrowings under the CLO and GLC Trust 2013-2 revolving facility, respectively.

Portfolio Composition and Select Portfolio Information

As of December 31, 2014, we held investments in 57 portfolio companies with a fair value of $467.8 million. As of December 31, 2014, our portfolio had an average investment size of approximately $6.8 million, a weighted average yield on debt investments of 10.5% and a weighted average contractual maturity of 46 months.

As of December 31, 2013, we held investments in 70 portfolio companies with a fair value of $429.1 million. As of December 31, 2013, our portfolio had an average investment size of approximately $5.0 million, a weighted average yield on debt investments of 9.8% and a weighted average contractual maturity of 46 months.

The following table shows select information of our portfolio for the years ended December 31, 2014 and December 31, 2013.

Portfolio characteristics (dollars in millions)	December 31, 2014	December 31, 2013
Total Market Value	$467.8	$429.1
Number of portfolio companies	57	70
Average investment size(1)	$6.8	$5.0
Weighted average yield(2)	10.5%	9.8%
Weighted average price(1)	97.1	99.2
First lien	85.3%	88.1%
Second lien	2.9%	4.3%
Mezzanine	1.6%	1.7%
Subordinated	0.9%	—%
Consumer loans	7.8%	3.9%
Equity	1.5%	2.0%
Core	95.3%	68.0%
Transitory	4.7%	32.0%
Originated(3)	48.1%	32.3%
Club(4)	27.4%	15.8%
Purchased	24.5%	51.9%
Fixed(1)	9.2%	5.0%
Floating(1)	90.8%	95.0%
Performing(1)	99.1%	100.0%
Non-performing(1)	0.9%	—%
Weighted average debt/EBITDA(1)(2)(5)	3.6x	3.6x
Weighted average risk rating(1)	2.52	2.17

(1)	Excludes consumer loans and equity investments.
(2)	Excludes investments with a risk rating of 4, unfunded revolvers and equity investments.
(3)	Originated positions include investments where we have sourced and led the execution of the deal.
(4)	Club positions include investments where we provide direct lending to a borrower with one or two other lenders but did not lead the deal.
(5)	Excludes non-operating portfolio companies, which we define as those loans collateralized by proved developed producing, (“PDP”) value or other hard assets. PDPs are proven revenues that can be produced with existing wells.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2014 and December 31, 2013, we had $18.2 million and $9.7 million of outstanding commitments to fund such investments, respectively.

Contractual Obligations

A summary of our significant contractual payment obligations as of December 31, 2014 is as follows:

	Payments Due by Period dollars (dollars in millions)
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
CLO	$—	$—	$—	$210.4	$210.4
GLC Trust 2013-2 Class A Note	—	—	—	30.9	30.9
Unfunded commitments(1)	18.2	—	—	—	18.2
Commitments to purchase loans	—	—	—	—	—
Total contractual obligations	$18.2	$—	$—	$241.3	$259.5

(1)	Unfunded commitments represent all amounts unfunded as of December 31, 2014. These amounts may or may not be funded to the borrowing party in the future. The unfunded commitments are related to senior secured revolving loans. We reflect this amount in the less than one-year category because the entire amount was eligible for funding as of December 31, 2014.

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
•	From the date of Conversion through the IPO Pricing Date, the Investment Adviser waived that portion of the management fee due under the Investment Advisory Agreement in excess of a base management fee equal to an annual rate of 1.50% of the average of the value of our net assets (including cash and cash equivalents) calculated at the end of the two most recently completed calendar quarters, payable in arrears. The Investment Adviser agreed to waive its base management fee commencing from the IPO Pricing Date through September 30, 2013. The waived fees are not subject to recoupment by the Investment Adviser.
•	For the three months ended December 31, 2013, our Investment Adviser agreed to waive that portion of its income-based incentive fee, if any, necessary for the Company’s net investment income per share plus net realized gain (loss) per share (excluding any portion of realized gains (losses) that are associated with the reversal of any portion of unrealized appreciation/depreciation attributable to periods prior to April 1, 2013) for the three months ended December 31, 2013 to equal $0.35 per share, net of fee waivers. The waived fees are not subject to recoupment by the Investment Adviser.
•	Concurrent with the closing of the IPO, the Company’s directors, officers, employees and an affiliate of our Investment Adviser, purchased 126,901 shares through the Concurrent Private Placement, exempt from registration under the Securities Act, at a price of $15.00 per share.

We have adopted a joint code of ethics that governs the conduct of our and our Investment Adviser’s officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the DGCL.

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

Basis for Consolidation

Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in Topic 946, Financial Services-Investment Companies, or ASC Topic 946, we are precluded from consolidating any entity other than another investment company. We generally consolidate any investment company when we own 100% of its partners’ or members’ capital or equity units. ASC Topic 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. GF 2013-2 Manager owns a 100% equity interest in the CLO, which is an investment company for accounting purposes, and also provides collateral management services solely to the CLO. As such, we have consolidated the accounts of these entities into our financial statements. Our blocker subsidiaries, Walnut Hill II LLC, Forest Park II LLC, GLC Trust 2013-2 and Garrison Capital SBIC LP are 100% owned investment companies. As such, we have consolidated the accounts of these entities into our financial statements. As a result of this consolidation, the amount outstanding under the CLO and the GLC Trust 2013-2 Notes are treated as our indebtedness.

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

In valuing our debt investments, the Investment Adviser generally uses various approaches, including, proprietary models that consider the analyses of independent valuation agents as well as credit risk, liquidity, market credit spreads, other applicable factors for similar transactions, bid quotations obtained from other financial institutions that trade in similar investments or based on bid prices provided by independent third party pricing services.

The types of factors that the board of directors may take into account when reviewing the fair value initially derived by the Investment Adviser and determining the fair value of the our debt investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors.

In valuing our unsecured consumer loans, the Investment Adviser generally uses a discounted cash flow methodology based upon a set of assumptions. The primary assumptions used to value the unsecured consumer loans include prepayment and default rates derived from historical performance, actual performance as compared to historical projections and discount rates.

The types of factors that the board of directors may take into account when reviewing the fair value initially derived by the Investment Adviser and determining the fair value of the our consumer loan investments generally include, as appropriate, prepayment and default rates derived from historical performance, actual performance as compared to historical projections and discount rates.

Our board of directors has retained several independent valuation firms to review the valuation of each portfolio investment that does not have a readily available market quotation at least once during each 12-month period. To the extent a security is reviewed in a particular quarter, it is reviewed and valued by only one service provider. However, our board of directors does not intend to have de minimis investments of less than 0.5% of our total assets (up to an aggregate of 10% of our total assets) independently reviewed. Our board of directors is responsible for determining the fair value of our assets in good faith using a documented valuation policy and consistently applied valuation process.

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

We accrue interest income if we expect that ultimately we will be able to collect it. Generally, when an interest default occurs on a loan in our portfolio, or if our management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we will place the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. We recognized $1,165,035 and $52,454 in charge offs for consumer loans for the years ended December 31, 2014 and December 31, 2013, respectively. As of December 31, 2014 there was one other loan placed on non-accrual and as of December 31, 2013, there were no loans placed on non-accrual.

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

Loan Origination, Facility, Commitment and Amendment Fees

We may receive loan origination, facility, prepayment, commitment and amendment fees in addition to interest income from the loans during the life of the investment. We may receive origination fees upon the origination of an investment. Origination fees are initially deferred and reduced from the cost basis of the investment and subsequently accreted into interest income over the remaining stated term of the loan. Facility fees, sometimes referred to as asset management fees, are accrued as a percentage periodic fee on the base amount (either the funded facility amount or the committed principal amount). Commitment fees are based upon the undrawn portion committed by us and are recorded on an accrual basis. Amendment fees are paid in connection with loan amendments and waivers and are recognized upon completion of the amendments or waivers, generally when such fees are receivable. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts. Any such fees are included in interest income on the consolidated statement of operations. For the years ended December 31, 2014, December 31, 2013 and December 31, 2012 other income in the amount of $2,822,972, $1,146,057 and $381,375 respectively, was included in interest income.

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

Income Tax

As a business development company, we elected to be treated as a RIC under Subchapter M of the Code, and intend to qualify annually for such treatment.

We intend to comply with all RIC qualification provisions contained in the Code including certain source-of-income and asset diversification requirements as well as the annual distribution requirements to our stockholders equal to at least 90% of “investment company taxable income.” “Investment company taxable income” is generally defined as net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses. As a RIC, we do not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders in a timely manner. However, we are subject to U.S. federal income taxes at regular corporate tax rates on any net ordinary income or net capital gain not distributed to our stockholders assuming at least 90% of our investment company taxable income is annually distributed.

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such taxable income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended December 31, 2014, $63,250 was recorded for U.S. federal excise tax.

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

Assuming that the consolidated statement of financial condition as of December 31, 2014 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
	(dollars in thousands)
Down 25 basis points	$—	$(279)	$279
Up 50 basis points	26	1,052	(1,026)
Up 100 basis points	775	2,104	(1,329)
Up 200 basis points	4,351	4,207	144
Up 300 basis points	8,202	6,311	1,891

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

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

The management of Garrison Capital, Inc. (“GARS,” and collectively with its subsidiaries, the “Company,” “we,” “us,” “our” and “Garrison Capital”) is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published consolidated financial statements.

Garrison Capital’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions recorded necessary to permit the preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles. Our policies and procedures also provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Garrison Capital, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

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

Management assessed the effectiveness of Garrison Capital’s internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Garrison Capital Inc. and Subsidiaries:

We have audited the accompanying consolidated statement of financial condition of Garrison Capital Inc. and Subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2014 and the related consolidated statements of operations, changes in net assets/members’ capital and cash flows for the year ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2014, by correspondence with the custodians, loan agents, trustees or management of the underlying investments, as applicable, or by other appropriate auditing procedures where replies from these parties, as applicable, were not received. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Garrison Capital Inc. and Subsidiaries as of December 31, 2014, the results of their operations, and their cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey LLP

New York, New York
March 4, 2015

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

/s/ Ernst & Young LLP

New York, New York
March 12, 2014

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31, 2014	December 31, 2013
Assets
Cash	$13,651,269	$13,664,583
Restricted cash	14,260,013	27,964,507
Due from counterparties	1,615,125	6,660,132
Investments, fair value
Non-control/Non-affiliate investments (amortized cost of $467,903,883 and $409,797,656, respectively)	467,769,463	410,051,950
Affiliate investments (amortized cost of $0 and $17,190,795, respectively)	—	19,029,529
Accrued interest receivable	3,506,456	2,664,416
Deferred debt issuance costs (net of accumulated amortization of $2,141,113 and $1,400,358, respectively)	4,418,235	4,884,271
Deferred offering costs	314,018	—
Prepaid administrator fee	74,455	—
Other assets	232,429	160,426
Total assets	$505,841,463	$485,079,814
Liabilities
Due to counterparties	$109,204	$7,840,140
Incentive fee payable	2,816,310	1,098,899
Management fee payable	268,098	217,608
GLC Trust 2013-2 revolving note (Note 7)	—	9,741,676
GLC Trust 2013-2 Class A note (Note 7)	30,512,712	—
Senior secured revolving note (Note 7)	50,000,000	50,000,000
Senior secured term notes (Note 7)	159,746,787	159,677,767
Interest payable	689,610	1,487,539
Accrued expenses and other payables	596,674	935,587
Total liabilities	244,739,395	230,999,216
Commitments and contingencies (Note 14)
Net assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 16,758,779 and 16,758,779 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	$16,759	$16,759
Paid-in-capital in excess of par	257,740,910	257,804,160
(Over)/under distributed net investment income	—	—
Accumulated net realized gain (loss) from investments	3,478,818	(5,833,349)
Net unrealized (depreciation) appreciation from investments	(134,419)	2,093,028
Total net assets	261,102,068	254,080,598
Total liabilities and net assets	$505,841,463	$485,079,814
Common shares outstanding	16,758,779	16,758,779
Net asset value per common share(1)	$15.58	$15.16

(1)	Adjusted for Reverse Stock Split for the year ending December 31, 2013. See note 1.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments
December 31, 2014

Security Description, December 31, 2014	Par/Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments – United States
Common Equity
Apparel Products
Everyware Global, Inc., Warrant*	82,843	$—	$—	—%
Total Apparel Products		—	—
Health Services
Juniper TGX Investment Partners, LLC, Common	3,146	670,623	966,288	0.37
Total Health Services		670,623	966,288	0.37
Miscellaneous Manufacturing
Valterra Products Holdings, LLC, Common Class A	185,847	185,847	371,910	0.14
Valterra Products Holdings, LLC, Common Class B	20,650	20,650	41,323	0.02
Total Miscellaneous Manufacturing		206,497	413,233	0.16
Miscellaneous Retail
Provo Craft Holdings, LLC, Common	1,110	—	—	—
Total Miscellaneous Retail		—	—	—
Transportation Services
EZE Trucking, LLC, Common	2,898	267,801	—	—
Total Transportation Services		267,801	—	—
Total Common Equity		$1,144,921	$1,379,521	0.53%
Preferred Equity
Consumer Finance Services
Prosper Marketplace Series B Preferred Stock(4)(7)	261,912	$789,962	$5,791,276	2.22%
Total Consumer Finance Services		789,962	5,791,276	2.22
Total Preferred Equity		$789,962	$5,791,276	2.22%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
December 31, 2014

Security Description, December 31, 2014	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments – (continued)
Investments – United States – (continued)
Debt Investments
Apparel Products
Joe's Jeans Inc., Term Loan* Libor (“L”) + 12.75%, 1.25% L Floor, 9/30/2018	10,486,963	$10,329,830	$10,329,715	3.96%
Total Apparel Products		10,329,830	10,329,715	3.96
Automotive
CTC Casting Technologies, Inc. (Compass), Loan* L+ 6.75%, 0.75% L Floor, 3/28/2019	10,150,000	10,064,008	10,063,953	3.85
Penda Corporation, Term Loan(5) L+ 12.00% Cash, 2.00% PIK, 1/26/2019	7,361,334	7,254,936	7,361,334	2.82
Total Automotive		17,318,944	17,425,287	6.67
Broadcasting & Entertainment
CF Entertainment Inc. (Entertainment Studios), Term Loan* L+ 7.50%, 1.00% L Floor, 6/26/2019	9,935,568	9,846,496	9,846,420	3.77
Total Broadcasting & Entertainment		9,846,496	9,846,420	3.77
Building & Real Estate
ShelterLogic Corp., Term Loan* L+ 8.50%, 1.00% L Floor, 7/30/2019	10,368,750	10,178,978	10,178,864	3.90
Total Building & Real Estate		10,178,978	10,178,864	3.90
Chemicals
Aristech Surfaces LLC, Term Loan B* L+ 8.00%, 1.00% L Floor, 10/17/2019	10,500,000	10,323,898	10,323,797	3.96
Galata Chemicals, LLC, Term Loan* L+ 8.00%, 1.00% L Floor, 2/28/2019	8,750,000	8,601,908	8,750,000	3.35
Total Chemicals		18,925,806	19,073,797	7.31

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
December 31, 2014

Security Description, December 31, 2014	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments – (continued)
Investments – United States – (continued)
Debt Investments – (continued)
Communications
HC Cable OpCo, LLC, Term Loan* L+ 8.50%, 1.00% L Floor, 7/17/2018	10,873,005	$10,738,269	$10,900,188	4.17%
Sirva Worldwide, Loan* L+ 6.25%, 1.25% L Floor, 3/27/2019	4,912,500	4,843,331	4,863,375	1.86
Total Communications		15,581,600	15,763,563	6.03
Consumer Finance Services
PlanMember Financial Corporation, Term Loan*(4) L+ 8.50%, 1.50% L Floor, 2/14/2018	1,411,295	1,388,053	1,411,295	0.54
Project Sunshine IV Pty Ltd (Sensis), New Term Loans*(4) L+ 7.00%, 1.00% L Floor, 9/23/2019	9,185,514	9,098,879	9,047,731	3.47
Total Consumer Finance Services		10,486,932	10,459,026	4.01
Electrical Equipment
AbelConn, LLC (SIE Computing), Term Loan A* L+ 8.50%, 1.00% L Floor, 7/17/2019	10,500,000	10,309,321	10,309,206	3.95
AbelConn, LLC (SIE Computing), Term Loan B L+ 2.50%, 1.00% L Floor, 7/17/2019	70,659	69,376	69,375	0.03
Total Electrical Equipment		10,378,697	10,378,581	3.98
Food Stores – Retail
Specialty Bakers LLC, Term Loan* L+ 7.25%, 1.00% L Floor, 8/7/2019	9,486,220	9,300,160	9,300,049	3,56
Sqwincher Corporation (The), Term Loan* L+ 10.00%, 1.50% L Floor, 8/3/2016	9,336,400	9,255,951	9,336,400	3.58
Total Food Stores – Retail		18,556,111	18,636,449	7.14

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
December 31, 2014

Security Description, December 31, 2014	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments – (continued)
Investments – United States – (continued)
Debt Investments – (continued)
Health Services
Aurora Diagnostics, LLC, Delayed Draw Term Loan L+ 7.00%, 1.25% L Floor, 7/31/2019	329,707	$329,707	$327,620	0.13%
Aurora Diagnostics, LLC, Term Loan* L+ 7.00%, 1.25% L Floor, 7/31/2019	5,608,414	5,553,351	5,553,318	2.13
Forest Park Medical Center at Fort Worth, LLC, Term Loan L+ 14.00%, 7/16/2019	9,590,539	9,436,062	9,436,062	3.61
Forest Park Medical Center at San Antonio, LLC, Term Loan L+ 14.00%, 7/16/2019	11,409,461	11,225,686	11,225,686	4.29
Virtual Radiologic Corporation, Term Loan B* L+ 5.50%, 1.75% L Floor, 12/22/2016	4,825,000	4,807,913	3,860,000	1.48
SCG Capital Corporation (Radiation Therapy), Term Note L+ 12.00%, 5/1/2017	6,171,317	6,171,317	6,171,317	2.36
Walnut Hill Physicians' Hospital, LLC, Acquistion Loan 12.50%, on Demand	1,528,977	1,528,977	1,528,977	0.59
Walnut Hill Physicians' Hospital, LLC, Term Loan 12.50%, 4/1/2019	7,481,576	7,481,576	7,481,576	2.87
Total Health Services		46,534,589	45,584,556	17.46
Insurance Agents
Affirmative Insurance Holdings, Inc., Term Loan* L+ 9.25%, 1.25% L Floor, 3/30/2016	5,733,823	5,587,414	5,590,478	2.14
Worley Claims Services, LLC, Term Loan* L+ 8.00%, 1.00% L Floor, 10/31/2020	10,500,000	10,397,970	10,397,922	3.98
Total Insurance Agents		15,985,384	15,988,400	6.12

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
December 31, 2014

Security Description, December 31, 2014	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments – (continued)
Investments – United States – (continued)
Debt Investments – (continued)
Miscellaneous Manufacturing
Anchor Hocking, LLC (EveryWare Global), Initial Term Loan*(5) L+ 6.50% Cash, 1.75% PIK, 1.25% L Floor, 5/21/2020	6,946,532	$6,855,500	$4,098,454	1.57%
AP Gaming I, LLC, Term B Loan* L+ 8.25%, 1.00% L Floor, 12/20/2020	4,950,000	4,823,494	4,925,250	1.89
A.S.V., Inc., Term Loan* L+ 9.50%, 1.00% L Floor, 12/19/2019	9,494,066	9,305,537	9,305,435	3.56
CR Brands, Inc., Term Loan* L+ 7.25%, 1.00% L Floor, 3/31/2019	10,500,000	10,321,742	10,321,627	3.95
Frontier Spinning Mills, Inc., Term Loan* L+ 6.50%, 1.00% L Floor, 12/19/2018	4,810,127	4,789,569	4,786,076	1.83
Kranos Acquisition Corp., Term Loan*(5) L+ 11.00% Cash, 1.00% PIK, 1.00% L Floor, 6/15/2017	10,157,739	10,059,658	10,079,394	3.86
Lexmark Carpet Mills, Inc., Term Loan* L+ 10.00%, 1.00% L Floor, 12/19/2019	10,500,000	10,239,369	10,239,225	3.92
Nursery Supplies, Inc., Term Loan* L+ 7.50%, 1.00% L Floor, 6/13/2018	10,794,375	10,757,162	10,842,876	4.15
PCCR USA, Inc., Term Loan A* L+ 8.00%, 1.00% L Floor, 12/1/2019	7,000,000	6,862,828	6,862,751	2.63
PCCR USA, Inc., Term Loan B* L+ 8.00%, 1.00% L Floor, 12/1/2019	3,500,000	3,414,267	3,414,219	1.31
Valterra Products Holdings, LLC, Term Loan* L+ 9.00%, 1.00% L Floor, 5/31/2018	8,408,789	8,294,032	8,528,016	3.27
Total Miscellaneous Manufacturing		85,723,158	83,403,323	31.94
Miscellaneous Retail
Confluence Outdoor, LLC, Term Loan* L+ 7.00%, 1.00% L Floor, 4/18/2019	6,656,997	6,556,959	6,556,896	2.51
Confluence Outdoor, LLC, Delayed Draw Term Loan L+ 7.00%, 1.00% L Floor, 4/18/2019	998,550	998,550	948,499	0.36
PD Products, LLC, Term Loan* L+ 10.50%, 1.50% L Floor, 10/4/2018	9,969,032	9,819,062	9,969,032	3.82
PD Products, LLC, Revolver L+ 10.50%, 1.50% L Floor, 10/4/2018	803,873	803,873	803,873	0.31
PSP Group, LLC, Term Loan* L+ 4.75%, 1.50% L Floor, 9/13/2016	4,360,206	4,340,698	4,273,002	1.64
Total Miscellaneous Retail		22,519,142	22,551,302	8.64

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
December 31, 2014

Security Description, December 31, 2014	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments – (continued)
Investments – United States – (continued)
Debt Investments – (continued)
Miscellaneous Services
Academi Holdings LLC, Second Lien Term Loan* L+ 10.00%, 1.00% L Floor, 7/25/2020	10,000,000	$9,814,683	$9,814,592	3.76%
Dorsey School of Business Holdings, Inc., Term Loan* L+ 8.00%, 1.50% L Floor, 6/28/2018	4,500,000	4,500,000	4,500,000	1.72
Global Traffic Technologies, LLC, Term Loan A* L+ 5.25%, 1.25% L Floor, 6/30/2015	380,563	363,395	380,563	0.15
Global Traffic Technologies, LLC, Term Loan B* L+ 5.25%, 1.25% L Floor, 6/30/2015	3,560,206	3,550,659	3,560,206	1.36
Midwest Technical Institute, Inc., Term Loan A* L+ 10.00%, 1.50% L Floor, 10/4/2017	7,145,870	7,145,870	7,145,870	2.74
Midwest Technical Institute, Inc., Revolver L+ 10.00%, 1.50% L Floor, 10/4/2017	998,550	998,550	998,550	0.38
NAP Asset Holdings Ltd., Canadian Term Loan* L+ 7.00%, 1.00% L Floor, 3/22/2018	2,485,508	2,469,314	2,485,508	0.95
NAP Asset Holdings Ltd., Term Loan* L+ 7.00%, 1.00% L Floor, 3/22/2018	5,562,803	5,526,560	5,562,803	2.13
SC Academy Holdings, Inc., Term Loan(3) 0.00%, 7/16/2016	7,760,599	5,587,631	4,066,554	1.56
Speed Commerce, Inc., Term Loan* L+ 7.50%, 1.00% L Floor, 11/21/2019	10,500,000	10,296,113	10,342,500	3.96
Sprint Industrial Holdings, LLC, Term Loan (First Lien)* L+ 5.75%, 1.25% L Floor, 5/14/2019	4,873,123	4,845,239	4,605,101	1.76
Tecta America Corp., Term Loan* L+ 4.00%, 1.00% L Floor, 7/1/2018	4,039,525	3,873,166	3,837,548	1.47
YourMembership Holding Company, Term Loan A** L+ 7.00%, 1.00% L Floor, 9/12/2019	8,504,666	8,421,130	8,421,081	3.23
Total Miscellaneous Services		67,392,310	65,720,876	25.17
Printing & Publishing
Dodge Data & Analytics LLC, Term Loan* L+ 8.75%, 1.00% L Floor, 10/31/2019	10,500,000	10,296,573	10,296,458	3.94
Total Printing & Publishing		10,296,573	10,296,458	3.94
Oil & Gas
Gasco Production Company, Term Loan* L+ 8.50%, 1.00% L Floor, 8/18/2017	9,985,495	9,766,635	9,766,407	3.74
Total Oil & Gas		9,766,635	9,766,407	3.74

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
December 31, 2014

Security Description, December 31, 2014	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments – (continued)
Investments – United States – (continued)
Debt Investments – (continued)
Restaurants
Rita's Water Ice Franchise Company, LLC, Term Loan B* L+ 12.50%, 1.50% L Floor, 11/30/2016	4,687,500	$4,687,500	$4,687,500	1.80%
Ted's Cafe Escondido Holdings, Inc., Term Loan A* L+ 8.00%, 1.50% L Floor, 12/31/2018	6,825,000	6,825,000	6,825,000	2.61
Ted's Cafe Escondido Holdings, Inc., Revolver L+ 8.00%, 1.50% L Floor, 12/31/2018	100,000	100,000	100,000	0.04
Total Restaurants		11,612,500	11,612,500	4.45
Specialty Services
Vistronix, LLC, Term Loan* L+ 8.00%, 0.50% L Floor, 12/4/2018	10,014,814	9,935,393	9,935,338	3.81
Total Specialty Services		9,935,393	9,935,338	3.81
Transportation Services
EZE Trucking, LLC, Term Loan*(5) L+ 10.75% Cash, 1.00% PIK, 0.25% L Floor, 7/31/2018	10,499,014	10,230,145	10,604,004	4.06
Fleetgistics Holdings, Inc., Term Loan* L+ 6.13%, 2.00% L Floor, 12/31/2018	1,020,745	1,020,745	918,670	0.35
MXD Group, Inc. (fka Exel Direct Inc.), Term Loan* L+ 13.00%, 1.00% L Floor, 5/31/2018	13,212,500	13,029,870	12,155,500	4.66
Raymond Express International, LLC, Term Loan* L+ 7.75%, 1.75% L Floor, 2/28/2018	3,896,631	3,871,427	3,946,433	1.51
Total Transportation Services		28,152,187	27,624,607	10.58
Total Debt Investments		$429,521,265	$424,575,469	162.62%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
December 31, 2014

Security Description, December 31, 2014	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments – (continued)
Investments – United States – (continued)
Financial Assets
Consumer Finance Services
GLC Trust 2013-2 Consumer Loan Portfolio(1)(4)(6)	36,842,119	$36,842,119	$36,329,807	13.91%
Total Consumer Finance Services		36,842,119	36,329,807	13.91
Total Financial Assets		$36,842,119	$36,329,807	13.91%
Total Non-Control/Non-Affiliate Investments		$468,298,267	$468,076,073	179.28%
Unfunded Obligations
Communications
HC Cable OpCo, LLC, Revolver 0.50%, 7/17/2018	489,362	$(6,064)	$—	—
Total Communications		(6,064)	—	—
Health Services
Aurora Diagnostics, LLC, Delayed Draw Term Loan(2) 0.00%, 7/31/2019	520,053	(5,280)	(3,291)	—
Aurora Diagnostics, LLC, Revolver(2) 0.38%, 7/31/2019	1,019,712	(10,012)	(10,017)	(0.01)
Total Health Services		(15,292)	(13,308)	(0.01)
Miscellaneous Manufacturing
Valterra Products Holdings, LLC, Revolver 0.50%, 5/31/2018	1,588,437	(21,678)	22,522	0.01
Total Miscellaneous Manufacturing		(21,678)	22,522	0.01
Miscellaneous Retail
Confluence Outdoor, LLC, Delayed Draw Term Loan 2.00%, 4/18/2019	2,329,949	(50,019)	—	—
PD Products, LLC, Revolver 0.50%, 10/4/2018	836,752	(24,654)	—	—
Total Miscellaneous Retail		(74,673)	—	—
Miscellaneous Services
Dorsey School of Business Holdings, Inc., Revolver 0.50%, 6/28/2018	1,000,000	—	—	—
Global Traffic Technologies, LLC, Revolver 0.50%, 6/30/2015	1,458,439	(3,911)	—	—
Tecta America Corp., Revolver(2) 0.50%, 7/1/2018	6,268,988	(258,853)	(313,449)	(0.12)
YourMembership Holding Company, Revolver(2)** 0.00%, 9/12/2019	355,844	(3,495)	(3,497)	—
Total Miscellaneous Services		$(266,259)	$(316,946)	(0.12)%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)
December 31, 2014

Security Description, December 31, 2014	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments – (continued)
Investments – United States – (continued)
Unfunded Obligations – (continued)
Restaurants
Ted's Cafe Escondido Holdings, Inc., Revolver 0.50%, 12/31/2018	400,000	$—	$—	—%
Ted's Cafe Escondido Holdings, Inc., Delayed Draw Term Loan B 1.00%, 12/31/2018	500,000	—	—	—
Total Restaurants		—	—	—
Specialty Services
Vistronix, LLC, Revolver(2) 0.50%, 12/4/2018	875,000	(6,939)	(6,944)	—
Total Specialty Services		(6,939)	(6,944)	—
Transportation Services
Raymond Express International, LLC, Revolver 0.50%, 2/28/2018	537,752	(3,479)	8,066	—
Total Transportation Services		(3,479)	8,066	—
Total Unfunded Obligations		$(394,384)	$(306,610)	(0.12)%
Total Investments – United States		$467,903,883	$467,769,463	179.16%

*	Denotes that all or a portion of the investment secures the loans under the CLO (see Note 7).
**	Denotes that all or a portion of the loan is held by Garrison SBIC.

L = London Interbank Offered Rate.

(1)	GLC Trust 2013-2 includes 3,731 small balance consumer loans with an average par of $9,875, a weighted average adjusted rate of 15.6% and a weighted average maturity of February 6, 2018. See Note 4 for additional information.
(2)	The negative fair value is the result of the unfunded commitment being valued below par. These amounts may or may not be funded to the borrowing party currently or in the future.
(3)	Investment is currently in default, not income producing and placed on non-accrual status.
(4)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(5)	Coupon is payable in cash and/or payment-in-kind (“PIK”).
(6)	See exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for detail on underlying loans.
(7)	Net of incentive fee payable to a third party equal to 20% of any distribution after the Company has received its full net capital investment plus a 12% preferred return in GLC Trust 2013-2 and Prosper Marketplace Series B Preferred Stock.

All debt investments were income producing as of December 31, 2014, unless otherwise noted. Common and preferred equity investments are non-income producing unless otherwise noted.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments
December 31, 2013

Security Description, December 31, 2013	Par/Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments – United States
Common Equity
Health Services
Juniper TGX Investment Partners, LLC, Common	3,146	$670,623	$670,623	0.26%
Total Health Services		670,623	670,623	0.26
Miscellaneous Manufacturing
Valterra Products Holdings, LLC, Common Class A	185,847	185,847	253,796	0.10
Valterra Products Holdings, LLC, Common Class B	20,650	20,650	28,200	0.01
Total Miscellaneous Manufacturing		206,497	281,996	0.11
Miscellaneous Retail
Provo Craft Holdings, LLC, Common	101	—	77	—
Total Miscellaneous Retail		—	77	—
Transportation Services
EZE Trucking, LLC, Common	2,678	267,801	—	—
Total Transportation Services		267,801	—	—
Total Common Equity		$1,144,921	$952,696	0.37%
Preferred Equity
Consumer Finance Services
Prosper Marketplace, Series B Preferred Stock	1,000,000	$1,000,000	$1,000,000	0.39%
Total Consumer Finance Services		1,000,000	1,000,000	0.39
Total Preferred Equity		$1,000,000	$1,000,000	0.39%

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
Affiliate Investments
Investments – United States – (continued)
Common Equity
Oil & Gas
Anchor Drilling Fluids USA, Inc., Common	959	2,038,456	2,137,779	0.84%
Total Oil & Gas		2,038,456	2,137,779	0.84
Total Common Equity		2,038,456	2,137,779	0.84%
Preferred Equity
Oil & Gas
Anchor Drilling Fluids USA, Inc., Preferred, 10.00% PIK	1,723	$2,721,574	$4,453,182	1.75%
Total Oil & Gas		2,721,574	4,453,182	1.75
Total Preferred Equity		$2,721,574	$4,453,182	1.75%
Debt Investments
Oil & Gas
Anchor Drilling Fluids USA, Inc., Term Loan B L+ 9.25%, 2.00% L Floor, 3/5/2014	12,438,568	$12,430,765	$12,438,568	4.90%
Total Oil & Gas		12,430,765	12,438,568	4.90
Total Debt Investments		$12,430,765	$12,438,568	4.90%
Total Affiliate Investments		$17,190,795	$19,029,529	7.49%
Total Investments – United States		$426,988,451	$429,081,479	168.88%

*	Denotes that all or a portion of the loan secures the loans under the CLO (see Note 7).
**	Reference to an alternate base rate is commonly based on the Federal Funds Rate or the Prime Rate.
(1)	GLC Trust 2013-2 includes 1,609 small balance consumer loans with an average par of $10,408, a weighted average adjusted rate of 16.8% and a weighted average maturity of September 23, 2017. As of December 31, 2013, the Company had an outstanding commitment to purchase an additional $524,000 of loans. See Note 4 for additional information.
(2)	The negative fair value is the result of the unfunded commitment being valued below par. These amounts may or may not be funded to the borrowing party now or in the future.

All debt and preferred equity investments were income producing as of December 31, 2013. Common equity investments are non-income producing unless otherwise noted.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Operations
For the years ended December 31, 2014, December 31, 2013 and December 31, 2012

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Investment income
Interest Income
Non-Control/Non-Affiliate investments	$46,787,709	$31,455,976	$23,267,999
Other Income	2,822,972	1,146,057	381,357
Affiliate Investments	462,080	1,202,663	—
Dividend Income
Non-Control/Non-Affiliate investments	—	—	—
Affiliate Investments	385,765	—	—
Total investment income	50,458,526	33,804,696	23,649,356
Expenses
Interest	7,157,100	6,574,505	6,154,826
Loss on refinancing of GLC Trust 2013-2 revolver (see Note 7)	242,643	—	—
Loss on refinancing of senior secured notes (see Note 7)	—	426,714	3,352,725
Loss on write off of deferred offering expenses (see Note 2)	—	—	1,676,117
Management fee	8,065,476	6,326,115	2,565,251
Incentive fee	8,408,581	1,392,894	—
Professional fees	1,160,405	1,448,161	983,234
Directors' fees	378,856	368,300	293,499
Administrator expenses	711,676	786,923	248,725
Ratings fees	—	—	127,086
Other expenses	2,261,073	1,391,162	294,043
Total expenses	28,385,810	18,714,774	15,695,506
Base management fee waived	—	(3,815,756)	(288,343)
Incentive fees waived	—	(293,995)	—
Directors' fees waived	—	(34,426)	(31,191)
Administrator expenses waived	—	(101,197)	(48,417)
Net expenses	28,385,810	14,469,400	15,327,555
Net investment income before excise taxes	22,072,716	19,335,296	—
Excise tax expense	(63,250)	—	—
Net investment income	22,009,466	19,335,296	8,321,801
Realized and unrealized gain/(loss) on investments
Net realized gain/(loss) from investments
Non-Control/Non-Affiliate investments	2,200,061	(11,777,909)	3,374,154
Affiliate Investments	8,501,681	8,143	—
Net change in unrealized gain/(loss) from investments
Non-Control/Non-Affiliate investments	(388,714)	14,095,525	(7,321,528)
Affiliate Investments	(1,838,734)	1,838,734	—
Net realized and unrealized gain/(loss) on investments	8,474,294	4,164,493	(3,947,374)
Net increase in net assets resulting from operations	$30,483,760	$23,499,789	$4,374,427
Net investment income per common share/members’ capital per unit(1)	$1.31	$1.27	$0.79
Net increase in net assets resulting from operations per common share/members’ capital per unit(2)	$1.82	$1.55	$0.42
Basic weighted average common shares/members’ capital units outstanding(1)	16,758,779	15,203,166	10,498,544
Dividends and distributions declared per common share/members’ capital per unit(2)	$1.40	$1.97	$0.17

(1)	Adjusted for Reverse Stock Split for the years ended December 31, 2013 and December 31, 2012. See Note 1.
(2)	Calculated using basic weighted average common shares/members’ capital units outstanding.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets/Members’ Capital
For the years ended December 31, 2014, December 31, 2013 and December 31, 2012

	December 31, 2014	December 31, 2013	December 31, 2012
Increase in net assets from operations:
Net investment income	$22,009,466	$19,335,296	$8,321,801
Net realized gain/(loss) from investments	10,701,742	(11,769,766)	3,374,154
Net change in unrealized (depreciation)/appreciation on investments	(2,227,448)	15,934,259	(7,321,528)
Net increase in net assets/members' capital from operations	30,483,760	23,499,789	4,374,427
Dividends and distributions to stockholders:
Return of capital – Distributions-in-kind(1)	—	(9,991,329)	—
Return of capital	—	(868,069)	(778,195)
From net investment income	(20,907,681)	(19,128,664)	(627,047)
From realized gains	(2,554,609)	—	(371,698)
Total dividends and distributions to stockholders(2)	(23,462,290)	(29,988,062)	(1,776,940)
Common Share transactions
Issuance of common stock, net of underwriting costs	—	87,463,519	—
Offering costs	—	(564,140)	—
Net increase in net assets/members' capital from common share transactions:	—	86,899,379	—
Total increase in net assets	7,021,470	80,411,106	2,597,487
Net assets at beginning of year	254,080,598	173,669,492	171,072,005
Net assets at end of year	$261,102,068	$254,080,598	$173,669,492
Net asset value per common share	$15.58	$15.16	$16.54
Common shares outstanding at end of year(3)	16,758,779	16,758,779	10,498,544
Undistributed net investment income included in net assets	$—	$—	$—

(1)	Distributions-in-kind were made to only those investors which held shares of the Company's common stock prior to the IPO.
(2)	Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. Federal Income Tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.
(3)	Adjusted for Reverse Stock Split. See Note 1 for discussion of share transactions.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the years ended December 31, 2014, December 31, 2013 and December 31, 2012

	December 31, 2014	December 31, 2013	December 31, 2012
Cash flows from operating activities
Net increase in net assets/members’ capital resulting from operations	$30,483,760	$23,499,789	$4,374,427
Adjustments to reconcile net increase in net assets/members’ capital resulting from operations to net cash provided (used) in operating activities:
Net accretion of discounts on investments	(1,883,082)	(1,557,419)	(1,699,040)
Net realized (gain)/loss from investments	(10,701,742)	11,769,766	(3,374,154)
Amortization of discount on senior secured notes payable	175,300	18,342	67,494
Loss on refinancing of GLC Trust 2013-2 revolving note	242,643	—	—
Loss on refinancing of senior secured notes	—	426,714	3,352,725
Amortization of deferred debt issuance costs	740,756	965,686	830,431
Net change in unrealized depreciation/(appreciation) on investments	2,227,448	(15,934,259)	7,321,528
Paid-in-kind interest	(678,832)	(260,747)	—
Purchases of investments	(427,123,270)	(435,712,205)	(128,384,308)
Paydowns of investments	293,859,576	161,474,908	191,269,778
Sales of investments	105,611,918	61,654,262	35,539,036
Changes in operating assets and liabilities:
Decrease (Increase) in restricted cash	13,704,494	41,937,629	(52,909,104)
Decrease (Increase) in due from counterparties	5,045,007	(6,660,132)	—
(Increase) Decrease in accrued interest receivable	(842,040)	(1,530,401)	127,694
(Increase) Decrease in deferred offering costs	(314,018)	—	971,933
(Increase) in prepaid administrator fee	(74,455)	—	—
(Increase) Decrease in other assets	(72,003)	(160,426)	10,417
(Decrease) Increase in due to counterparties	(7,730,936)	(7,902,306)	15,742,446
(Decrease) Increase in payables to affiliates	1,767,901	1,204,096	(143,703)
(Decrease) Increase in interest payable on notes payable	(797,929)	977,122	(276,028)
(Decrease) Increase in accrued expenses and other payables	(338,912)	(18,406)	407,660
Net cash provided by (used in) operating activities	3,301,584	(165,807,987)	73,229,232
Cash flows from financing activities
Capital contributions	—	87,463,519	—
Distributions paid to stockholders	(23,462,290)	(19,996,733)	(1,776,940)
Offering costs	—	(564,140)	—
Payments for financing	(513,481)	(3,530,310)	(3,199,375)
Repayment of revolving note	—	—	(219,500,000)
Repayment of GLC Trust 2013-2 revolving note	(9,741,676)	—	—
Net proceeeds from GLC Trust 2013-2 notes	30,402,549	9,741,676	—
Proceeds from borrowing on term note	—	34,677,767	125,000,000
Proceeds from borrowing on revolving note	—	50,000,000	—
Net cash (used in) provided by financing activities	(3,314,898)	157,791,779	(99,476,315)
Net (decrease) in cash	(13,314)	(8,016,208)	(26,247,083)
Cash at beginning of year	13,664,583	21,680,791	47,927,874
Cash at end of year	$13,651,269	$13,664,583	$21,680,791
Supplemental disclosure of cash flow information
Cash paid for interest expense	$7,065,277	$4,595,060	$5,533,031

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2014

1. Organization

Garrison Capital Inc. (“GARS” and, collectively with its subsidiaries, the “Company”, “we” or “our”) is a Delaware corporation and is an externally managed, closed-end, non-diversified management investment company that has filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, GARS has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for the period beginning October 9, 2012 and intends to qualify annually thereafter.

Garrison Capital LLC, a Delaware limited liability company, commenced operations on December 17, 2010. On October 9, 2012, Garrison Capital LLC converted from a Delaware limited liability company to a Delaware corporation (the “Conversion”). In this Conversion, Garrison Capital Inc. succeeded to the business of Garrison Capital LLC and its subsidiaries, and the members of Garrison Capital LLC became stockholders of GARS. An aggregate of 10,707,221 shares of common stock, par value $0.001 per share, were issued to the members of GARS in this Conversion in accordance with their respective pro-rata membership interests in Garrison Capital LLC. As a result of a reverse stock split on February 25, 2013, which resulted in the conversion of one share of common stock into 0.9805106 shares of common stock (the “Reverse Stock Split”), all amounts related to shares/units, share/unit prices, earnings per share/per unit and distributions per share/unit have been retroactively restated for all periods presented. As a result, the 10,707,221 shares of common stock issued in the Conversion have been retroactively restated to 10,498,544.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2014

1. Organization  – (continued)

On April 19, 2012, GARS formed GF 2012-1 LLC for the purpose of acquiring or participating in U.S. dollar-denominated senior secured or second lien corporate loans and to acquire up to $150,000,000 in financing.

On May 21, 2012, GF 2012-1 entered into a $150,000,000 credit facility (the “Credit Facility”), consisting of $125,000,000 of term loans (“Class A-T Loans”) and $25,000,000 of revolving loans (“Class A-R Loans”), which was utilized to refinance the GF 2010-1 Notes (as defined in Note 7).

On May 17, 2013, GARS formed GLC Trust 2013-2, a Delaware statutory trust (“GLC Trust 2013-2”). This entity is a wholly owned subsidiary of GARS created for the purpose of investing in a portfolio of small balance consumer loans. GLC Trust 2013-2 is 100% owned by GARS. GLC Trust 2013-2 closed on a $10,000,000 revolving facility with Capital One Bank, N.A. on December 6, 2013 (“GLC Trust 2013-2 Revolver”). The GLC Trust 2013-2 Revolver includes an accordion feature, such that GLC Trust 2013-2 was permitted to increase the total commitment up to $15,000,000 under the terms of the loan agreement. GARS exercised this option on December 20, 2013.

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

On the Refinancing Date, GF 2013-2 completed a $350,000,000 collateralized loan obligation (the “CLO”) through a private placement, the proceeds of which were utilized, along with cash on hand, to refinance the existing Credit Facility (see Note 7). Immediately following the completion of the CLO, GF 2013-2 Manager owned 100% of the Subordinated Notes (as defined below). GF 2013-2 Manager serves as collateral manager to GF 2013-2 and has entered into a sub-collateral management agreement with the Investment Adviser.

On July 11, 2014, GARS increased the GLC Trust 2013-2 Revolver total commitment by $15,000,000, for a total commitment of $30,000,000. On July 18, 2014, GARS completed a $39,167,000 term debt securitization (“GLC Trust 2013-2 Notes”) collateralized by the GLC Trust 2013-2 consumer loan portfolio, to refinance the GLC Trust 2013-2 Revolver (see Note 7).

On August 15, 2013, Walnut Hill II LLC was formed for the purpose of holding a first lien equipment loan. Walnut Hill II LLC is 100% owned by GARS.

On May 29, 2014, Garrison Capital SBIC, which has an investment objective substantially similar to GARS was formed in accordance with SBIC regulations and to acquire up to $150,000,000 in financing.

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

American Stock Transfer & Trust Company, LLC (“AST”) serves as the transfer and dividend paying agent and registrar to GARS.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2014

1. Organization  – (continued)

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

GARS entered into an investment advisory agreement with the Investment Adviser, which was effective as of October 9, 2012 and subsequently amended and restated on May 6, 2014 (the “Investment Advisory Agreement”). The Investment Adviser is responsible for sourcing potential investments, conducting research and diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis subject to the supervision of the Board. The Investment Adviser was organized in November 2010 and is a registered Investment Adviser under the Investment Advisers Act of 1940, as amended. The Investment Adviser is an affiliate of Garrison Investment Group LP (the “Investment Manager”), which is also the investment manager of various stockholders of the Company.

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
December 31, 2014

2. Significant Accounting Policies and Recent Updates  – (continued)

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

As of December 31, 2014, $467,769,463 of the Company’s investments were Non-Control/Non-Affiliate investments and $0 were Affiliate investments, and as of December 31, 2013, $410,051,950 of the Company’s investments were Non-Control/Non-Affiliate investments and $19,029,529 were Affiliate investments.

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

Cash and Cash Equivalents

The Company defines cash equivalents as highly liquid financial instruments with original maturities of three months or less, including those held in overnight sweep bank deposit accounts. As of December 31, 2014 and December 31, 2013, cash held in designated bank accounts with its custodian was $7,635,552 and $11,277,605, respectively. As of December 31, 2014 and December 31, 2013, cash held in designated bank accounts with other major financial institutions was $6,015,717 and $2,386,978, respectively. At times, these balances may exceed federally insured limits and this potentially subjects the Company to a concentration of credit risk. The Company believes it is not exposed to any significant credit risk associated with its cash custodian.

There were no cash equivalents held as of December 31, 2014 and December 31, 2013.

Cash and Cash Equivalents, restricted

Restricted cash as of December 31, 2014 and December 31, 2013 included cash of $12,559,986 and $27,351,608, respectively, held by GF 2013-2 in designated bank accounts with its Custodian. GF 2013-2 is required to use a portion of these amounts to pay interest expense, reduce borrowings at the end of the investment period and to pay other amounts in accordance with the terms of the indenture of the CLO. Funds held by GF 2013-2 are not available for general use by the Company. Restricted cash as of December 31, 2014 and December 31, 2013 also included cash of $1,700,027 and $612,899, respectively, held by GLC Trust 2013-2 in designated restricted bank accounts. GLC Trust 2013-2 is required to use a portion of these amounts to make principal payments and pay interest expense in accordance with the terms of the indenture governing the GLC Trust 2013-2 Notes.

There were no cash equivalents, restricted held as of December 31, 2014 and December 31, 2013.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2014

2. Significant Accounting Policies and Recent Updates  – (continued)

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

The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. The Company had recognized $1,165,035 and $52,454 in charge offs in realized losses from investments for consumer loans held by GLC Trust 2013-2 for the years ended December 31, 2014 and December 31, 2013, respectively. As of December 31, 2014 the Company had one investment that was placed on non-accrual status, and as of December 31, 2013, no investments were placed on non-accrual status.

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
December 31, 2014

2. Significant Accounting Policies and Recent Updates  – (continued)

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

The Company’s portfolio consists of primarily debt investments and unsecured consumer loans. The fair value of the Company’s investments is initially determined by investment professionals of the Investment Adviser and ultimately determined by the Board on a quarterly basis. In valuing the Company’s debt investments, the Investment Adviser generally uses various approaches, including proprietary models that consider the analyses of independent valuation agents as well as credit risk, liquidity, market credit spreads, other applicable factors for similar transactions, bid quotations obtained from other financial institutions that trade in similar investments or based on bid prices provided by independent third party pricing services.

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

The Board is responsible for determining the fair value of the Company’s assets in good faith using a documented valuation policy and consistently applied valuation process.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2014

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

With respect to investments for which market quotations are not readily available, our Board will undertake a multi-step valuation process each quarter, as described below:

•	The Company’s valuation process begins with each portfolio company or investment being initially valued by investment professionals of the Investment Adviser responsible for credit monitoring.
•	Preliminary valuation conclusions are then documented and discussed with our senior management and the Investment Adviser.
•	The valuation committee of the Board reviews these preliminary valuations.
•	At least once annually, the valuation for each portfolio investment that does not have a readily available quotation is reviewed by an independent valuation firm, subject to the de minimis exception described above.
•	The Board discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith.

Net assets could be materially affected if the determinations regarding the fair value of the investments were materially higher or lower than the values that are ultimately realized upon the disposal of such investments.

Offering Costs

Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity or debt offerings and are charged against proceeds from the offerings when received. Total offering costs of $564,140 were charged against proceeds for the year ended December 31, 2013. As of December 31, 2014, $314,018 of expenses associated with the shelf registration statement initially filed on April 3, 2014 (“Registration Statement”) were deferred and included in deferred offering costs. These amounts will be charged against proceeds from offerings of securities when received.

The Company previously expensed $1,676,117 of costs related to its delayed offering in 2012. Of those costs, $0 was included in accrued expenses and other payables as of December 31, 2014 and December 31, 2013.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2014

2. Significant Accounting Policies and Recent Updates  – (continued)

The Company adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our stockholders who have not ‘opted out’ of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock acquired by AST through open-market purchases, rather than receiving the cash distribution. As of December 31, 2014, no new shares were issued to fulfill the dividend reinvestment plan.

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

Income Taxes

Prior to the Conversion, Garrison Capital LLC was treated as a partnership for U.S. federal, state and local income tax purposes and, therefore, no provision has been made in the accompanying consolidated financial statements for federal, state or local income taxes. In accordance with the partnership tax law requirements, each partner would include their respective components of Garrison Capital LLC’s taxable profits or losses, as shown on their Schedule K-1s in their respective tax or information returns. GF 2013-2, GF 2013-2 Manager, the GARS Equity Holdings Entities, Walnut Hill II LLC and Forest Park II LLC are disregarded entities for tax purposes. GLC Trust 2013-2 is a grantor trust for U.S. taxable income purposes, whereby the income reverts to GARS.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2014

2. Significant Accounting Policies and Recent Updates  – (continued)

As discussed in Note 1, for tax purposes, GARS elected to be treated as a RIC under Subchapter M of the Code, for the period from the date of the Conversion, beginning October 9, 2012, and intends to qualify annually thereafter. Such election was made upon the filing of the Company’s first tax return. Accordingly, no provision for federal income tax has been made in the financial statements for the years ended December 31, 2014, December 31, 2013 or December 31, 2012.

Each taxable year, GARS intends to comply with all RIC qualification provisions contained in the Code including certain source-of-income and asset diversification requirements, as well as distribution requirements to our stockholders equal to at least 90% of “investment company taxable income”. “Investment company taxable income” is generally defined as net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses. As a RIC, GARS generally does not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that it distributes to its stockholders in a timely manner. However, GARS is subject to U.S. federal income taxes at regular corporate tax rates on any net ordinary income or net capital gain not distributed to its stockholders assuming at least 90% of its investment company taxable income is distributed timely.

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such taxable income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2014, December 31, 2013, and December 31, 2012, $63,250, $0 and $0, respectively, was recorded for U.S. federal excise tax.

In addition, GARS has certain wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds a portion of one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes in accordance with GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is to permit GARS to hold certain interests in portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90.0% of the RIC’s gross income for federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of investment income, it could jeopardize GARS ability to qualify as a RIC and therefore cause GARS to incur significant amounts of corporate-level U.S. federal income taxes. Where interests in LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, however, the income from such interests is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping GARS preserve its RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2014

2. Significant Accounting Policies and Recent Updates  – (continued)

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with U.S. GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent differences have no impact on net assets. The below were reclassifications made due to permanent differences for the tax year ended December 31, 2014:

Accumulated Net Investment Income/(Loss)	$(1,101,785)
Accumulated Net Realized Gain/(Loss)	1,165,035
Paid-In Capital	$(63,250)

The permanent book-to-tax differences arose primarily due to the tax classification of certain short-term capital losses and the accrual of nondeductible U.S. federal excise taxes.

Taxable income differs from the net increase (decrease) in net assets resulting from operations primarily due to the exclusion of unrealized appreciation (depreciation) on investments from taxable income until they are realized, book-to-tax temporary differences related to the deductibility of accrued Incentive Fees payable to the Investment Adviser attributable to unrealized appreciation (depreciation) on investments, book-to-tax temporary differences on taxable income inclusions of investment income earned on certain securities that was accrued for tax but not for U.S. GAAP, and book-to-tax temporary differences related to utilization of net capital gain loss carryforwards from prior years.

The following table reconciles net increase in net assets resulting from operations to taxable income for tax year ended December 31, 2014:

December 31, 2014
Net Increase in Net Assets Resulting from Operations	$30,483,760
Net Change in Unrealized Appreciation/(Depreciation) on Investments	2,227,448
Permanent Book-to-Tax Differences	63,250
Temporary Book-to-Tax Differences	(3,663,853)
Taxable Income Before Deductions for Distribution	$29,110,605

As of December 31, 2014, the accumulated earnings/(deficit) on a tax basis is:

December 31, 2014
Undistributed ordinary income	$5,648,315
Accumulated capital gain and other gains/(losses)	—
Unrealized (depreciation)/appreciation on investments	(2,303,915)
Total accumulated earnings/(deficit)	$3,344,400

The tax character of distributions paid for the years ended December 31, 2014 and December 31, 2013 were as follows:

	2014	2013
Ordinary	$23,462,290	$16,295,282
Long-term Capital Gain	—	—
Return of Capital	—	1,301,434
Total	$23,462,290	$17,596,716

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2014

2. Significant Accounting Policies and Recent Updates  – (continued)

As of December 31, 2014, the components of accumulated losses on a tax basis, as detailed below, differ from the amounts reflected per GARS’ consolidated statement of assets and liabilities by temporary book-to-tax differences arising from book-to-tax differences related to the deductibility of accrued Incentive Fees payable to the Investment Adviser attributable to unrealized appreciation (depreciation) on investments and book-to-tax differences on taxable income inclusions of investment income earned on certain securities that was accrued for tax but not for U.S. GAAP.

Other Temporary Differences	$(2,169,496)
Unrealized (Depreciation)/Appreciation	(134,419)
Total Components of Unrealized Income	$(2,303,915)

As of December 31, 2014, the federal income tax basis of investments was $467,903,883 resulting in net unrealized loss of $704,823.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of December 31, 2014, December 31, 2013 and December 31, 2012. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed as of December 31, 2014, December 31, 2013 and December 31, 2012. If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statement of operations.

As of December 31, 2014 and December 31, 2013, the Company had cumulative capital loss carryforwards of $0 and $5,833,349, respectively.

Recent accounting pronouncements

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual and interim reporting periods beginning after December 15, 2016, and early application is not permitted. The Company does not expect ASU 2014-09 to have a material impact on the Company’s consolidated financial position or disclosures.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2014

2. Significant Accounting Policies and Recent Updates  – (continued)

In August 2014, FASB issued ASU 2014-13, Consolidation (Topic 810): Measuring the Financial Assets and Financial Liabilities of a Consolidated Collateralized Financing Entity, containing new guidance for fair valuing the financial assets and financial liabilities of a consolidated collateralized financing entity. This guidance is effective for annual and interim periods beginning after December 15, 2015. The Company does not expect ASU 2014-13 to have a material impact on the Company’s consolidated financial position or disclosures.

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

The terms of the Debt Investments may require the Company to extend to a borrower additional credit or provide funding for any unfunded portion of such Debt Investments at the request of the borrower. This exposes the Company to potential liabilities that are not reflected on the consolidated statements of financial condition. As of December 31, 2014 and December 31, 2013, the Company had $18,180,287 and $9,162,616 of unfunded obligations with a fair value of $(306,610) and $(55,082) respectively. The negative fair value is the result of the unfunded commitment being valued below par. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2014 and December 31, 2013, respectively, subject to the terms of each loan’s respective credit agreement.

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
December 31, 2014

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

Fair value of publicly traded instruments is generally based on quoted market prices. Fair value of non-publicly traded instruments, and of publicly traded instruments for which quoted market prices are not readily available, may be determined based on other relevant factors, including bid quotations from unaffiliated market makers or independent third party pricing services, the price activity of comparable instruments and valuation pricing models.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2014

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

The following table summarizes the valuation of the Company’s investments measured at fair value based on the fair value hierarchy detailed above as of December 31, 2014 and December 31, 2013:

	As of December 31, 2014			Total
	Level 1	Level 2	Level 3
Senior Secured(1)	$—	$—	$399,188,829	$399,188,829
Second Lien	—	—	13,652,140	13,652,140
Mezzanine	—	—	7,361,336	7,361,336
Subordinated	—	—	4,066,554	4,066,554
Preferred Equity Investments	—	—	5,791,276	5,791,276
Common Equity Investments	—	—	1,379,521	1,379,521
Financial Assets	—	—	36,329,807	36,329,807
	$—	$—	$467,769,463	$467,769,463

(1)	Includes unfunded obligations with a fair value of $(306,610).

	As of December 31, 2013			Total
	Level 1	Level 2	Level 3
Senior Secured(1)	$—	$—	$382,888,163	$382,888,163
Second Lien	—	—	13,680,535	13,680,535
Mezzanine	—	—	7,080,998	7,080,998
Preferred Equity Investments	—	—	5,453,182	5,453,182
Common Equity Investments	—	—	3,090,475	3,090,475
Financial Assets	—	—	16,888,126	16,888,126
	$—	$—	$429,081,479	$429,081,479

(1)	Includes unfunded obligations with a fair value of $(55,082).

The net change in unrealized (depreciation)/appreciation for the year ended December 31, 2014 and December 31, 2013 reported within the net change in unrealized appreciation/(depreciation) on investments in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets was $(2,227,448) and $15,934,259, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2014

4. Fair Value of Financial Instruments  – (continued)

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the year ended December 31, 2014:

	Year Ended December 31, 2014
	Senior Secured Investments	Second Lien Investments	Mezzanine Investments	Real Estate Loan Investments	Subordinated Investments	Unsecured Investments	Preferred Equity Investments	Common Equity Investments	Financial Assets	Total
Fair value, beginning of year	$382,888,163	$13,680,535	$7,080,998	$—	$—	$—	$5,453,182	$3,090,475	$16,888,126	$429,081,479
Transfers into Level 3(1)	(4,916,653)	4,916,653	—	—	—	—	—	—	—	—
Total net realized and unrealized gain/(loss) on investments	(1,204,048)	103,640	106,875	33,149	(1,521,077)	—	6,220,711	6,601,933	(1,866,889)	8,474,294
Total net accretion of discounts on investments	1,629,143	61,024	26,064	166,851	—	—	—	—	—	1,883,082
Purchases/Issuances	355,820,327	14,810,986	147,399	10,150,374	5,587,631	6,592,692	—	—	34,692,693	427,802,102
Sales	(91,416,414)	—	—	—	—	—	(5,882,617)	(8,312,887)	—	(105,611,918)
Paydowns	(243,611,689)	(19,920,698)	—	(10,350,374)	—	(6,592,692)	—	—	(13,384,123)	(293,859,576)
Fair value, end of year	$399,188,829	$13,652,140	$7,361,336	$—	$4,066,554	$—	$5,791,276	$1,379,521	$36,329,807	$467,769,463
Net change in unrealized appreciation/(depreciation) on investments in our Consolidated Statement of Operations attributable to our Level 3 assets	$(3,148,739)	$(35,709)	$106,875	$—	$(1,521,077)	$—	$5,001,314	$426,901	$(701,854)	$127,711

(1)	Transfers into or out of Level 1, 2 or 3 are recognized at the reporting date. There were no transfers of investments between levels by the Company for the year ended December 31, 2014.

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the year ended December 31, 2013:

	Year Ended December 31, 2013
	Senior Secured Investments	Second Lien Investments	Mezzanine Investments	Preferred Equity Investments	Common Equity Investments	Financial Assets	Total
Fair value, beginning of year	$217,225,589	$2,625,596	$—	$—	$254,600	$—	$220,105,785
Transfers into Level 3(1)	—	—	—	—	—	—	—
Transfers out of Level 3(1)	—	—	—	—	—	—	—
Total net realized and unrealized gain/(loss) on investments	2,607,834	(227,209)	(477)	1,731,608	(93,001)	145,738	4,164,493
Total net accretion of discounts on investments	1,508,389	37,676	11,354	—	—	—	1,557,419
Purchases/Issuances	391,730,629	12,411,250	7,070,121	3,721,574	2,928,876	18,110,502	435,972,952
Sales(2)	(70,239,262)	(1,005,000)	—	—	—	—	(71,244,262)
Paydowns	(159,945,016)	(161,778)	—	—	—	(1,368,114)	(161,474,908)
Fair value, end of year	$382,888,163	$13,680,535	$7,080,998	$5,453,182	$3,090,475	$16,888,126	$429,081,479
Net change in unrealized appreciation/ (depreciation) on investments in our Consolidated Statement of Operations attributable to our Level 3 assets	$1,645,825	$(235,944)	$(477)	$—	$1,638,629	$—	$3,048,033

(1)	Transfers into or out of Level 1, 2 or 3 are recognized at the reporting date. There were no transfers of investments between levels by the Company for the year ended December 31, 2013.
(2)	Includes $9,590,000 Distribution-in-Kind.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2014

4. Fair Value of Financial Instruments  – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at December 31, 2014:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2014	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Senior Secured Investments(1)	$399,188,829	Comparable yield approach	Market rate(2)	3.9%	19.7%	10.7%
		Market comparable companies	EBITDA multiple(4)	1.9x	11.0x	6.4x
Second Lien Investments	13,652,140	Comparable yield approach	Market rate(2)	6.6%	11.5%	10.1%
		Market comparable companies	EBITDA multiple(4)	5.0x	9.3x	8.1x
Mezzanine Investments	7,361,336	Comparable yield approach	Market rate(2)	14.0%	14.0%	14.0%
		Market comparable companies	EBITDA multiple(4)	5.0x	5.0x	5.0x
Subordinated Investments	4,066,554	Market comparable companies	EBITDA multiple(4)	5.1x	5.1x	5.1x
Equity Investments(2)	7,170,797	Market comparable companies	EBITDA multiple(4)	5.0x	7.0x	5.6x
		Market comparable companies	Origination fees multiple	20.0x	20.0x	20.0x
Financial Assets(3)	36,329,807	Discounted cash flows	Interest rate	10.3%	31.3%	15.7%
			Conditional prepayment rate (“CPR”)	18.5%	83.6%	43.5%
			Constant default rate (“CDR”)	6.5%	33.0%	14.7%
			Discount rate	8.3%	8.3%	8.3%
Total	$467,769,463

(1)	Includes total unfunded obligations of $(306,610).
(2)	Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.
(3)	Financial Assets are aggregated by the level of risk associated with the underlying loan, measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, the borrower’s credit score obtained from an official credit reporting agency at origination, debt-to-income ratios at origination, information from the borrower’s credit report at origination, as well as the borrower’s self-reported income range, occupation and employment status at origination. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of December 31, 2014, 26.0%, 30.2%, 31.8%, 7.7%, 3.8% and 0.5% of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively. See exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for detail on underlying loans.
(4)	Excludes non-operating portfolio companies, which we define as those with loans collateralized by real estate or other hard assets.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2014

4. Fair Value of Financial Instruments  – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at December 31, 2013:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input	Range		Weighted Average
				Low	High
Senior Secured Investments(1)	$382,888,163	Comparable yield approach	Market rate(2)	3.2%	29.8%	9.7%
		Market comparable companies	EBITDA multiple	4.2x	11.0x	6.8x
Second Lien Investments	13,680,535	Comparable yield approach	Market rate(2)	7.8%	11.7%	10.3%
		Market comparable companies	EBITDA multiple	6.5x	10.6x	7.8x
Mezzanine Investments	7,080,998	Comparable yield approach	Market rate(2)	14.5%	14.5%	14.5%
		Market comparable companies	EBITDA multiple	6.0x	6.0x	6.0x
Equity Investments(3)	8,543,657	Market comparable companies	EBITDA multiple	5.0x	7.0x	5.8x
		Market comparable companies	Origination fees multiple	2.6x	11.0x	5.4x
Financial Assets(4)	16,888,126	Discounted cash flows	Interest rate	10.9%	31.3%	16.9%
			Conditional prepayment rate (“CPR”)	18.5%	83.6%	41.9%
			Constant default rate (“CDR”)	6.5%	33.0%	14.8%
			Discount rate	10.0%	10.0%	10.0%
Total	$429,081,479

(1)	Includes total unfunded obligations with a fair value of $(55,082).
(2)	Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.
(3)	Includes preferred and common equity.
(4)	Financial Assets are aggregated by the level of risk associated with the underlying loan, measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, the borrower’s credit score obtained from an official credit reporting agency at origination, debt-to-income ratios at origination, information from the borrower’s credit report at origination, as well as the borrower’s self-reported income range, occupation and employment status at origination. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of December 31, 2013, 25.0%, 30.6%, 30.4%, 8.6%, 4.7% and 0.7% of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively.

Significant unobservable inputs used in the fair value measurement of the reporting entity’s Debt Investments include indicative bid quotations obtained from independent third party pricing services (“consensus pricing”), multiples of market comparable companies, and relative comparable yields.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2014

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

Significant unobservable inputs used in the fair value measurement of the reporting entity’s Equity Investments include market comparables. Significant decreases (increases) in market comparables could result in significantly lower (higher) fair value measurements.

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

The composition of the Company’s portfolio by industry at cost and fair value as of December 31, 2014 was as follows:

Industry	Cost of Investments		Fair Value of Investment
Miscellaneous Manufacturing	$85,907,977	18.4%	$83,839,078	17.9%
Miscellaneous Services	67,126,051	14.3	65,403,930	14.0
Consumer Finance Services	48,119,013	10.3	52,580,109	11.2
Health Services	47,189,920	10.1	46,537,536	9.9
Transportation Services	28,416,509	6.1	27,632,673	5.9
Miscellaneous Retail	22,444,469	4.8	22,551,302	4.8
Chemicals	18,925,806	4.0	19,073,797	4.1
Food Stores – Retail	18,556,111	4.0	18,636,449	4.0
Automotive	17,318,944	3.7	17,425,287	3.7
Insurance Agents	15,985,384	3.4	15,988,400	3.4
Communications	15,575,536	3.3	15,763,563	3.4
Restaurants	11,612,500	2.5	11,612,500	2.5
Electrical Equipment	10,378,697	2.2	10,378,581	2.2
Apparel Products	10,329,830	2.2	10,329,715	2.2
Printing & Publishing	10,296,573	2.2	10,296,458	2.2
Building & Real Estate	10,178,978	2.2	10,178,864	2.2
Specialty Services	9,928,454	2.1	9,928,394	2.1
Broadcasting & Entertainment	9,846,496	2.1	9,846,420	2.1
Oil & Gas	9,766,635	2.1	9,766,407	2.2
Total	$467,903,883	100.0%	$467,769,463	100.0%

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2014

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2014

6. Due To and Due From Counterparties  – (continued)

Amounts due to counterparties were $109,204 and $7,840,140 as of December 31, 2014 and December 31, 2013, respectively. Amounts due from counterparties as of December 31, 2014 and December 31, 2013 were $1,615,125 and $6,660,132, respectively.

7. Financing

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by SEC). As of December 31, 2014 and December 31, 2013, the Company’s asset coverage for borrowed amounts was 207.8% and 215.1%, respectively.

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

On the Refinancing Date, GF 2013-2 completed the CLO through a private placement of (1) $50,000,000 of AAA(sf) rated Class A-1R revolving notes (“Class A-1R Notes”), which bear interest at either the CP Rate (as defined in the indenture governing the CLO) or the London Interbank Offered Rate (“LIBOR”) plus 1.90%; (2) $111,175,000 of AAA(sf) rated Class A-1T notes (“Class A-1T Notes”), which bear interest at three-month LIBOR plus 1.80%; (3) $24,150,000 of AA(sf) rated Class A-2 notes (“Class A-2 Notes” and collectively with the Class A-1R Notes and the Class A-1T Notes, the “Class A Notes”), which bear interest at three-month LIBOR plus 3.40%; (4) $25,025,000 of A(sf) rated Class B notes (“Class B Notes”), which bear interest at three-month LIBOR plus 4.65%; (5) $13,650,000 of Class C notes (not rated) (“Class C Notes” and collectively with the Class A Notes and Class B Notes, the “Secured Notes”), which bear interest at three-month LIBOR plus 5.50%; and (6) $126,000,000 of subordinated notes (“Subordinated Notes” and collectively with the Class A Notes, Class B Notes and Class C Notes, the “GF 2013-2 Notes”), which do not have a stated interest rate, the proceeds of which were utilized, along with cash on hand, to refinance the existing Credit Facility. All of the GF 2013-2 Notes are scheduled to mature on September 25, 2023. As of

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2014

7. Financing  – (continued)

December 31, 2014, GARS had retained 100% of the Class C Notes, which are eliminated in consolidation. The Subordinated Notes represent the residual interest in GF 2013-2. Immediately following the completion of the CLO, GF 2013-2 Manager owned 100% of the Subordinated Notes, which are eliminated in consolidation.

GLC Trust 2013-2 entered into a $10,000,000 revolving facility with Capital One Bank, NA on December 6, 2013. The revolving facility included an accordion feature, such that GLC Trust 2013-2 was permitted to increase the total commitment up to $15,000,000 under the terms of the loan agreement. GLC Trust 2013-2 exercised this option on December 20, 2013.

On July 11, 2014, GARS increased the GLC Trust 2013-2 Revolver commitment by $15,000,000, for a total commitment of $30,000,000. On July 18, 2014, GARS completed a $39,167,000 million term debt securitization collateralized by the GLC Trust 2013-2 consumer loan portfolio (“GLC Trust 2013-2 Securitization”). The notes offered in the GLC Trust 2013-2 Securitization were issued by GLC Trust 2013-2 and consisted of $36,916,000 of Class A Notes (“GLC Trust 2013-2 Class A Notes”) and $2,251,000 of Class B Notes (“GLC Trust 2013-2 Class B Notes”, and collectively with the GLC Trust 2013-2 Class A Notes, the “GLC Trust 2013-2 Notes”). As of December 31, 2014, GARS has retained all of the Class B Notes, which are eliminated in consolidation. The GLC Trust 2013-2 Class A Notes bear interest at 3.00% per annum and are scheduled to mature on July 15, 2021. The proceeds of the GLC Trust 2013-2 Notes were used to refinance the GLC Trust 2013-2 Revolver, which was fully paid down and terminated concurrent with the issuance of the GLC Trust 2013-2 Notes.

The refinance of the GLC Trust 2013-2 Revolver resulted in a $242,643 loss for the year ended December 31, 2014 due to the write-off of the remaining deferred debt issuance costs paid as part of the execution of the GLC Trust 2013-2 Revolver and third party expenses incurred to effect the refinancing, which is included in loss on refinancing of GLC Trust 2013-2 Revolver on the consolidated statements of operations.

Fees paid as part of the execution of the Credit Facility, the refinance of the Credit Facility and the execution of the CLO in the amount of $6,154,758 consisted of facility fees of $4,280,250 and other costs of $1,874,508, which included rating agency fees and legal fees. Fees paid as part of the execution of the GLC Trust 2013-2 Securitization in the amount of $365,100 consisted of legal and other fees. These costs are included in deferred debt issuance costs on the consolidated statements of financial condition and will be amortized over the stated maturity of the respective loans, with $4,418,235 and $4,884,271 of deferred debt issuance costs remaining as of December 31, 2014 and December 31, 2013, respectively.

The table below shows the notes outstanding under the CLO and the GLC Trust 2013-2 Notes as of December 31, 2014:

December 31, 2014	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate	Stated Maturity
Class A-1R Notes:
Class A-1R Notes	$50,000,000	$50,000,000	CP Rate or LIBOR + 1.90%	9/25/2023
Class A-1T Notes:
Class A-1T Notes	110,786,557	111,175,000	LIBOR + 1.80%	9/25/2023
Class A-2 Notes:
Class A-2 Notes	24,044,526	24,150,000	LIBOR + 3.40%	9/25/2023
Class B Notes:
Class B Notes	24,915,704	25,025,000	LIBOR + 4.65%	9/25/2023
GLC Trust 2013-2 Class A Note:
Class A Notes:	30,512,712	30,909,941	3.00%	7/15/2021
	$240,259,499	$241,259,941

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2014

7. Financing  – (continued)

The table below shows the loans outstanding under the Credit Facility as of December 31, 2013:

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

At December 31, 2014 and December 31, 2013, $0 and $0, respectively, of the Class A-1R Notes remained undrawn. The Class A-1R Notes bear a 1.00% annual fee on undrawn amounts.

The fair value of the GF 2013-2 Notes and GLC Trust 2013-2 Notes approximated the carrying value on the consolidated statements of financial condition at December 31, 2014 and December 31, 2013, respectively.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2014

7. Financing  – (continued)

If the coverage tests are not satisfied with respect to a quarterly payment date, GF 2013-2 will be required to apply available amounts to the repayment of interest on and principal of the GF 2013-2 Notes to the extent necessary to satisfy the applicable coverage tests and, as a result, there may be reduced funds available for GF 2013-2 to make additional investments or to make distributions on the Company’s equity interests in GF 2013-2. Additionally, compliance is measured on each day collateral loans are purchased, originated or sold and in connection with monthly reporting to the note holder. Furthermore, if under the second coverage test the aggregate principal amount of the collateral loans equals 125.0% or less of the aggregate outstanding principal amount on the Class A-1 Notes and remains so for ten business days, an event of default will be deemed to have occurred. As of December 31, 2014 and December 31, 2013, the Trustee has asserted that all of the coverage tests were met.

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

If these tests are not satisfied with respect to a monthly payment date and are not cured within 45 days, an event of default will be deemed to have occurred and the GLC Trust 2013-2 Notes will become immediately due and payable, in accordance with the terms of the indenture. As of December 31, 2014, all of the coverage tests were met.

The table below shows the weighted average interest rates and weighted average effective interest rates of the notes outstanding under the CLO and the GLC Trust 2013-2 Notes as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Senior Secured Revolving Note:
Weighted average interest rate	2.16%	2.23%
Weighted average effective interest rate(1)	2.25	2.36
Senior Secured Term Notes:
Weighted average interest rate	2.74	2.81
Weighted average effective interest rate(1)	3.15	3.22
GLC Trust 2013-2 Revolving Note:
Weighted average interest rate	NA	4.00
Weighted average effective interest rate(1)	NA	4.79

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2014

7. Financing  – (continued)

	December 31, 2014	December 31, 2013
GLC Trust 2013-2 Class A Note:
Weighted average interest rate	3.00	NA
Weighted average effective interest rate(1)	4.01	NA
Total
Total Weighted average interest rate	2.65	2.73
Total Weighted average effective interest rate	3.04	3.03

(1)	Includes the effects of deferred debt issuance costs.

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

Under the Investment Advisory Agreement, the Investment Adviser is entitled to a base management fee for its services calculated at an annual rate of 1.75% of gross assets, excluding cash and cash equivalents, and cash and cash equivalents, restricted, but including assets purchased with borrowed funds. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper maturing within 270 days of purchase.

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

For the year ended December 31, 2014, the Investment Adviser earned management fees under the Investment Advisory Agreement in the amount of $8,065,476. For the year ended December 31, 2013, the Investment Adviser earned management fees under the Investment Advisory Agreement in the amount of $6,326,115, of which $3,815,756 was waived. For the year ended December 31, 2012, the Investment Adviser earned management fees in the amount of $2,565,251, of which $288,343 was waived.

Management fees in the amount of $268,098 and $217,608 were payable as of December 31, 2014 and December 31, 2013, respectively, and are included in management fee payable on the consolidated statements of financial condition.

Under the Investment Advisory Agreement, the Investment Adviser is entitled to an incentive fee consisting of two components that are independent of each other, with the result that one component may be payable even if the other is not.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2014

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

The portion of such incentive fee that is attributable to deferred interest (such as payment-in-kind interest or original issue discount) will be paid to the Investment Adviser, together with any other interest accrued on the loan from the date of deferral to the date of payment, only if and to the extent the Company actually receives such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. Any reversal of such amounts would reduce net income for the quarter by the net amount of the reversal (after taking into account the reversal of incentive fees payable) and would result in a reduction and possible elimination of the incentive fees for such quarter. For the avoidance of doubt, no incentive fee will be paid to the Investment Adviser on amounts accrued and not paid in respect of deferred interest. The Investment Adviser earned an income-based incentive fee on pre-incentive fee net investment income, as calculated under the Investment Advisory Agreement, of $6,069,060, $1,286,603 and $0, respectively, for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.

The second component, which is capital gains-based, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and equals 20% of the Company’s cumulative aggregate realized capital gains through the end of such year, computed net of the Company’s aggregate cumulative realized capital losses and aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees and subject to the Incentive Fee Cap and Deferral Mechanism described below. The capital-gains component of the incentive fee excludes any portion of realized gains (losses) that are associated with the reversal of any portion of unrealized appreciation/depreciation attributable to periods prior to April 1, 2013. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. The Investment Adviser earned a capital gains-based incentive fee, as calculated under the Investment Advisory Agreement, of $740,429, $106,921 and $0, respectively, for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.

Under U.S. GAAP, we are required to accrue a capital gains incentive fee based upon the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation on investments held at the end of each period. If such amount is positive at the end of a period, then the Company will record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. The Investment Advisory Agreement does not permit unrealized capital

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2014

8. Related Party Transactions  – (continued)

appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement (as described above). The Company accrued an incentive fee on capital gains as calculated under U.S. GAAP, of $1,599,092, $0 and $0, respectively, for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.

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

Incentive fees in the amount of $8,408,581 and $1,392,894 were earned for the years ended December 31, 2014 and December 31, 2013, respectively, and no incentive fee was earned for the year ended December 31, 2012. The Investment Adviser waived $293,995 of incentive fees for the year ended December 31, 2013. Incentive fees in the amount of $2,816,310 and $1,098,899 were payable as of December 31, 2014 and December 31, 2013, respectively, and are included in incentive fee payable on the consolidated statements of financial condition.

Administration Agreement

As discussed in Note 1, GARS entered into the Administration Agreement with GARS Administrator. Under the Administration Agreement, the GARS Administrator provides the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as the GARS Administrator, subject to review by the Board, from time to time determines to be necessary or useful to perform its obligations under the Administration Agreement. The GARS Administrator is responsible for the financial and other records that the Company is required to maintain and prepare reports to stockholders, and reports and other materials filed with the Securities and Exchange Commission (the “SEC”). The GARS Administrator provides on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance. No managerial assistance was provided to any portfolio companies for the years ended December 31, 2014 or December 31, 2013.

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

The GARS Administrator agreed to waive any amounts due to it under the Administration Agreement from the date of the Conversion through the quarter in which the Company executed the IPO. These amounts are not subject to recoupment by the GARS Administrator. Gross Administrator charges for the years ended December 31, 2014 and December 31, 2013, including amounts prepaid or payable to the Sub-Administrator

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2014

8. Related Party Transactions  – (continued)

as discussed in Note 1, were $711,676 and $786,923, respectively. The amount of these charges waived by the GARS Administrator for the years ended December 31, 2014 and December 31, 2013 was $0 and $101,197, respectively. No expense was charged by the GARS Administrator for the year ended December 31, 2012. Administration fees in the amount of $74,455 were prepaid as of December 31, 2014, and $0 were payable to the GARS Administrator as of December 31, 2013.

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

Independent directors earned Directors’ Fees of $378,856, $333,874 (net of fee waivers of $34,426), $262,308 (net of fee waivers of $31,191) for the years ended December 31, 2014 and December 31, 2013, respectively. No directors’ fees were payable as of December 31, 2014 or December 31, 2013.

Affiliated Stockholders

GSOF LLC, GSOF 2014 LLC, GSOF-SP LLC, GSOF-SP 2014 LLC, GSOF-SP II LLC, GSOF-SP 2014 II LLC, GSOF-SP DB LLC (subsidiaries of Garrison Special Opportunities Fund LP), GSOIF Corporate Loan Pools Ltd. (a subsidiary of Garrison Special Opportunities Institutional Fund LP), GCOH SubCo 2014-1 LLC (a subsidiary of Garrison Credit Opportunities Holdings L.P.), GCOH SubCo 2014-2 LLC (a subsidiary of Garrison Credit Opportunities Holdings L.P.), Garrison Capital Fairchild I Ltd. (a subsidiary of Fairchild Offshore Fund L.P.), Garrison Capital Fairchild II Ltd. (a subsidiary of Fairchild Offshore Fund II L.P.) and Garrison Capital Adviser Holdings MM LLC (collectively, the “Garrison Funds”) are all entities that are owned by funds that are managed by the Investment Manager.

In connection with the secondary offering of shares of GARS common stock on July 17, 2014 under the Registration Statement on behalf of GSOF LLC, GSOF-SP LLC, GSOF-SP II LLC, GSOF-SP DB LLC, GSOIF Corporate Loan Pools Ltd., and GCOH SubCo 2014-1 LLC. (collectively, the “Garrison Offering Funds”), the Garrison Offering Funds agreed to reimburse the Company for certain fees and expenses in the amount of $46,413 incurred in connection with the filing of the Company’s Registration Statement and the SEC’s review of the Registration Statement, based on the proportion of gross proceeds of the $250 million offering and certain fees and expenses in the amount of $21,838.

As of December 31, 2014, the Garrison Funds owned an aggregate of 2,024,372 or 12.1%, of the total outstanding common shares of GARS, and the officers and directors of the Company directly owned an aggregate of 73,032, or 0.4%, of the total outstanding common shares of GARS. As of December 31, 2013, the Garrison Funds owned an aggregate of 5,444,562, or 32.5%, of the total outstanding common shares of GARS, and the officers and directors of the Company directly owned an aggregate of 47,646, or 0.3%, of the total outstanding common shares of GARS.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2014

8. Related Party Transactions  – (continued)

Other

Garrison Loan Agency Services LLC acts as the administrative and collateral agent for certain loans held by the Company. No fees were paid by the Company to Garrison Loan Agency Services LLC during the years ended December 31, 2014, December 31, 2013 or December 31, 2012.

The Company may invest alongside other clients of the Investment Manager and their affiliates in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations.

On September 30, 2014, we received exemptive relief from the SEC to permit us to exclude the debt of our small business investment company, or SBIC, subsidiary from our 200% asset coverage test under the 1940 Act. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage.

9. Financial Highlights

The following table represents financial highlights for the Company for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.

Per share data	December 31, 2014	December 31, 2013	December 31, 2012
Net asset value per common share at beginning of year	$15.16	$16.54	$16.29
Increase in net assets from operations:
Net investment income	1.31	1.27	0.79
Net realized gain/(loss) on investments	0.64	(0.77)	0.32
Net unrealized appreciation/(depreciation) on investments	(0.13)	1.05	(0.69)
Net increase in net assets from operations	1.82	1.55	0.42
Stockholder transactions
Return of capital	-	(0.06)	(0.07)
Distributions-in-kind(1)	-	(0.95)	-
Cash distributions	(1.40)	(1.22)	-
From net investment income	-	-	(0.06)
From realized gains	-	-	(0.04)
Dilutive impact of share issuance(2)	-	(0.70)	-
Total additions from and dividends and distributions to stockholders	(1.40)	(2.93)	(0.17)
Net asset value per common share at end of year	15.58	15.16	16.54
Per share market value at end of year	14.44	13.88	N/A
Total book return(3)	12.01%	9.37%	2.56%
Total market return(4)	14.35%	-7.47%	N/A
Common shares outstanding at beginning of year	16,758,779	10,498,544	10,498,544
Common shares outstanding at end of year	16,758,779	16,758,779	10,498,544
Weighted average common shares outstanding	16,758,779	15,203,166	10,498,544
Net assets at beginning of year	$254,080,598	$173,669,492	$171,072,005
Net assets at end of year	$261,102,068	$254,080,598	$173,669,492
Average net assets(5)	$261,834,060	$229,500,970	$176,869,652
Ratio of net investment income to average net assets(9)	8.41%	8.42%	4.71%
Ratio of net expenses to average net assets(5)	10.87%	6.30%	8.67%
Ratio of portfolio turnover to average investments at fair value(6)	90.57%	62.33%	49.39%
Asset coverage ratio(7)	207.81%	215.14%	238.94%
Average outstanding debt(8)	$228,162,364	$164,884,637	$153,829,288
Average debt per common share	$13.61	$9.84	$14.65

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2014

9. Financial Highlights  – (continued)

(1)	Distributions-in-kind were made to only those investors which held shares of the Company's common stock prior to the IPO.
(2)	Dilution due to the issuance of shares at IPO at $15.00 per share, which was below net asset value.
(3)	Total book return equals the net increase of ending net asset value from operations over the net asset value per common share/members’ capital per unit at beginning of the year.
(4)	Based upon the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan. Additionally, total market return for the year ended December 31, 2013 is based on the change in price per share from the initial public offering price per share as of March 27, 2013 to the closing price per share on December 31, 2013.
(5)	Calculated utilizing monthly net assets/members' capital.
(6)	Calculated based on monthly average investments at fair value.
(7)	In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by SEC).
(8)	Calculated based on monthly debt outstanding.
(9)	During the year ended December 31, 2013, the Investment Adviser waived $3,815,756 of management fees and $293,995 of incentive fees, the independent directors waived $34,426 of Directors' fees and the GARS Administrator waived $101,197 of Administrator expenses. Had these expenses not been waived, the ratio of net investment income to average net assets and the ratio of total expenses to average net assets would have been 6.63% and 8.23%, respectively. There were no fee waivers for the year ended December 31, 2014.

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

For the years ended December 31, 2014 and December 31, 2013, there were no shares of preferred stock issued.

Prior to the Conversion, the Company issued limited liability interests (“Units”), as approved by the Board. The Units issued by the Company were not certificated.

The Company did not issue any new Units during the year ended December 31, 2012.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2014

12. Earnings per share

The following table sets forth the computation of the net increase in net assets per share/members’ capital units resulting from operations, pursuant to FASB ASC 260, Earnings per Share (“ASU 260”), for the years ended December 31, 2014, December 31, 2013 and December 31, 2012:

	December 31, 2014	December 31, 2013	December 31, 2012
Net increase in net asset resulting from operations	$30,483,760	$23,499,789	$4,374,427
Basic weighted average shares/members’ capital outstanding	16,758,779	15,203,166	10,498,544
Basic earnings per share/unit	$1.82	$1.55	$0.42

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

The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock for the fiscal year ended December 31, 2014.

Record Dates	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
Fiscal year ended December 31, 2014(1)
March 21, 2014	March 11, 2014	March 28, 2014	$5,865,573	$0.35
June 13, 2014	May 6, 2014	June 27, 2014	5,865,573	0.35
September 12, 2014	August 4, 2014	September 26, 2014	5,865,573	0.35
December 12, 2014	October 31, 2014	December 29, 2014	5,865,571	0.35
			$23,462,290	$1.40

(1)	Does not include any return of capital for tax purposes.

The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock for the fiscal year ended December 31, 2013.

Record Dates	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
Fiscal year ended December 31, 2013
Februrary 25, 2013(1)	Februrary 25, 2013	March 13, 2013	$2,400,000	$0.23
June 13, 2013(2)	May 9, 2013	June 27, 2013	5,865,573	0.35
September 12, 2013(2)	August 6, 2013	September 26, 2013	5,865,573	0.35
December 13, 2013(2)	November 5, 2013	December 27, 2013	5,865,587	0.35
			$19,996,733	$1.28

(1)	Does not include any return of capital for tax purposes.
(2)	Includes a return of capital for tax purposes of approximately $0.08 for the year ended December 31, 2013.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2014

13. Dividends and Distributions  – (continued)

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. Federal Income Tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP. All of the company’s dividends and distributions for the tax years ended December 31, 2014 were considered “interest-related dividends” as defined in Section 871(k) of the Code.

14. Commitments and Contingencies

The Company had outstanding commitments to fund investments totaling $18,180,287 and $9,162,617 under various undrawn revolvers and other credit facilities as of December 31, 2014 and December 31, 2013, respectively.

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

15. Subsequent Events

On March 3, 2015, the Board re-approved the Investment Advisory Agreement and the Administration Agreement.

On March 3, 2015, the Board approved an increase in the annual fee payable to the Company’s independent directors from $70,000 to $75,000 effective January 1, 2015.

On March 3, 2015 the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which will be paid on March 27, 2015 to stockholders of record as of March 12, 2015.

These consolidated financial statements were approved by the Board and were available for issuance on March 4, 2015. Subsequent events have been evaluated through this date. No material subsequent events other than as disclosed above have occurred through this date.

16. Selected Quarterly Financial Data (Unaudited)

Selected Quarterly Data (unaudited)	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total investment income	$13,385,162	$12,943,931	$12,847,510	$11,281,923
Net investment income	6,881,199	6,261,124	5,978,567	2,888,576
Net gain (loss) on investments	(1,213,336)	(1,180,274)	3,079,993	7,787,911
Net increase (decrease) in net assets resulting from operations	5,667,863	5,080,850	9,058,560	10,676,487
Earnings per share	0.34	0.30	0.54	0.64
Net asset value per share	15.58	15.59	15.64	15.45

Selected Quarterly Data (unaudited)	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total investment income	$11,382,363	$9,337,744	$7,611,496	$5,473,093
Net investment income	5,334,118	5,914,322	5,046,841	3,040,015
Net gain (loss) on investments	1,338,885	839,002	1,750,356	236,250
Net increase (decrease) in net assets resulting from operations	6,673,003	6,753,324	6,797,197	3,276,265
Earnings per share	0.40	0.40	0.41	0.31
Net asset value per share	15.16	15.11	15.06	15.67

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2014

16. Selected Quarterly Financial Data (Unaudited)  – (continued)

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2014 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the our periodic reports.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting Firm is included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(c) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

N/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Effective March 3, 2015, Michelle Rancic, 36, was named Chief Accounting Officer. Ms. Rancic joined Garrison Investment Group in May 2010 as an Associate Accountant and is the Chief Accounting Officer for Garrison Investment Group and Garrison Capital Inc. Prior to joining Garrison Investment Group, Ms. Rancic was a manager in the Banking and Capital Markets Assurance Practice at PricewaterhouseCoopers LLP. At PricewaterhouseCoopers, she was responsible for the management of multiple professionals with responsibility for the planning, implementation, and completion of financial statement audits of top tier SEC and non-SEC clients in the Banking and Capital Markets industry. Ms. Rancic received a B.S. in Accounting/Business Administration from University at Albany and is a Certified Public Accountant in the State of New York.

Other information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 82.
(2)	Financial Statement Schedules — None.
(3)	Exhibits.

Number	Description
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00878), filed on May 13, 2013).
3.2*	Amended and Restated Bylaws.
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (2)(d) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-173026), filed on June 8, 2011).
10.1	Second Amended and Restated Investment Advisory Agreement between the Registrant and Garrison Capital Advisers LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00878), filed on May 12, 2014).
10.2	Administration Agreement between the Registrant and Garrison Capital Administrator LLC (Incorporated by reference to Exhibit (2)(k)(2) to the Registrant’s Pre-effective Amendment No. 9 to the Registration Statement on Form N-2 (File No. 333-173026), filed on February 26, 2013).
10.3	Trademark License Agreement between the Registrant and Garrison Investment Group LP (Incorporated by reference to Exhibit (2)(k)(3) to the Registrant’s Registration Statement on Form N-2 (File No. 333-173026), filed on March 23, 2011).
10.4	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (2)(e) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-173026), filed on June 8, 2011).
10.5	Indenture dated as of September 25, 2013, among Garrison Funding 2013-2 Ltd., Garrison Funding 2013-2 LLC and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on September 30, 2013).
10.6	Class A-1R Note Purchase Agreement dated as of September 25, 2013, among Garrison Funding 2013-2 Ltd., Garrison Funding 2013-2 LLC, each of the Class A-1R Noteholders party thereto and Natixis, New York Branch (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on September 30, 2013).
10.7	Class A-1T Note Purchase Agreement dated as of September 25, 2013, among Garrison Funding 2013-2 Ltd., Garrison Funding 2013-2 LLC and Capital One, National Association (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on September 30, 2013).
10.8	Collateral Management Agreement dated as of September 25, 2013, by and between Garrison Funding 2013-2 Ltd. and Garrison Funding 2013-2 Manager LLC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on September 30, 2013).
10.9	Sub-Collateral Management Agreement dated as of September 25, 2013, by and between Garrison Funding 2013-2 Manager LLC and Garrison Capital Advisers LLC (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on September 30, 2013).
11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report).

Number	Description
14.1	Joint Code of Ethics of the Registrant and Garrison Capital Advisers LLC (Incorporated by reference to Exhibit (2)(r) to the Registrant’s Registration Statement on Form N-2 (File No. 333-195003), filed on April 3, 2014).
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
24	Power of attorney (included on the signature page hereto)
31.1*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	Privacy Policy of the Registrant
99.2*	GLC Trust 2013-2 Consumer Loan Pool Schedule of Investments.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GARRISON CAPITAL INC.
By: /s/ Joseph Tansey Name: Joseph Tansey Title: Chief Executive Officer Date: March 4, 2015

KNOW ALL MEN BY THESE PRESENT, each person whose signature appears below hereby constitutes and appoints each of Joseph Tansey and Brian Chase as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph Tansey Joseph Tansey	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 4, 2015
/s/ Brian Chase Brian Chase	Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	March 4, 2015
/s/ Michelle Rancic Michelle Rancic	Chief Accounting Officer (Principal Accounting Officer)	March 4, 2015
/s/ Rafael Astruc Rafael Astruc	Director	March 4, 2015
/s/ Roy Guthrie Roy Guthrie	Director	March 4, 2015
/s/ Cecil Martin Cecil Martin	Director	March 4, 2015
/s/ Bruce Shewmaker Bruce Shewmaker	Director	March 4, 2015
/s/ Matthew Westwood Matthew Westwood	Director	March 4, 2015