Form 10-Q
period 2015-03-31
Garrison Capital Inc.
filed 2015-05-05
CIK 1509892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

As of May 1, 2015 the Registrant had 16,758,779 shares of common stock, $0.001 par value, outstanding.

i

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Financial Condition

 Part I. Financial Information

 Item 1. Financial Statements

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Cash	$20,355,036	$13,651,269
Restricted cash	8,483,383	14,260,013
Due from counterparties	1,905,751	1,615,125
Investments, at fair value
Non-control/Non-affiliate investments (amortized
cost of $456,357,386 and $467,903,883, respectively)	452,011,406	467,769,463
Accrued interest receivable	3,721,785	3,506,456
Deferred debt issuance costs (net of accumulated
amortization of $2,336,177 and $2,141,113, respectively)	4,223,171	4,418,235
Deferred offering costs	335,472	314,018
Prepaid administrator fee	-	74,455
Other assets	161,199	232,429
Total assets	$491,197,203	$505,841,463

Liabilities
Due to counterparties	$-	$109,204
Incentive fee payable	2,465,722	2,816,310
Management fee payable	1,989,544	268,098
Administrator fee payable	167,192	-
GLC Trust 2013-2 Class A note (Note 7)	26,812,990	30,512,712
Senior secured revolving note (Note 7)	40,500,000	50,000,000
Senior secured term notes (Note 7)	159,763,805	159,746,787
Interest payable	636,259	689,610
Accrued expenses and other payables	653,123	596,674
Total liabilities	$232,988,635	$244,739,395

Commitments and contingencies (Note 12)

Net assets
Common stock, par value $0.001 per share,
100,000,000 shares authorized, 16,758,779 and 16,758,779 shares issued
and outstanding as of March 31, 2015 and December 31, 2014, respectively	$16,759	$16,759
Paid-in-capital in excess of par	257,740,910	257,740,910
Underdistributed net investment income	1,816,484	-
Accumulated net realized gain from investments	2,989,043	3,478,818
Net unrealized (loss) from investments	(4,354,628)	(134,419)
Total net assets	258,208,568	261,102,068
Total liabilities and net assets	$491,197,203	$505,841,463

Shares of common stock outstanding	16,758,779	16,758,779
Net asset value per share	$15.41	$15.58

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

March 31, 2015 (unaudited)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets

Non-Control/Non-Affiliate Investments

Investments - United States

Common Equity

Apparel Products
Everyware Global, Inc., Warrant*	82,843	$-	$-	-%
Total Apparel Products		-	-	-

Health Services
Juniper TGX Investment Partners, LLC, Common	3,146	670,623	966,288	0.37
Total Health Services		670,623	966,288	0.37

Miscellaneous Manufacturing
Valterra Products Holdings, LLC, Common Class A	185,847	185,847	371,910	0.14
Valterra Products Holdings, LLC, Common Class B	20,650	20,650	41,323	0.02
Total Miscellaneous Manufacturing		206,497	413,233	0.16

Miscellaneous Retail
Provo Craft Holdings, LLC, Common	1,110	-	-	-
Total Miscellaneous Retail		-	-	-

Transportation Services
EZE Trucking, LLC, Common	2,898	267,801	-	-
Total Transportation Services		267,801	-	-
Total Common Equity		$1,144,921	$1,379,521	0.53%

Preferred Equity

Consumer Finance Services
Prosper Marketplace Series B Preferred Stock(1)(2)	261,912	$789,962	$6,512,540	2.52%
Total Consumer Finance Services		789,962	6,512,540	2.52
Total Preferred Equity		$789,962	$6,512,540	2.52%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

March 31, 2015 (unaudited)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets

Non-Control/Non-Affiliate Investments (continued)

Investments - United States (continued)

Debt Investments

Apparel Products
Joe's Jeans Inc., Term Loan*
Libor ("L") + 12.75%, 1.25% L Floor, 9/30/2018	10,486,963	$10,340,168	$10,340,053	4.00%
Total Apparel Products		10,340,168	10,340,053	4.00

Automotive
CTC Casting Technologies, Inc. (Compass), Loan*
L+ 6.75%, 0.75% L Floor, 3/28/2019	10,018,750	9,938,809	9,938,754	3.85
Penda Corporation, Term Loan(3)
12.00% Cash, 2.00% PIK, 1/26/2019	7,398,141	7,298,170	7,398,141	2.87
Total Automotive		17,236,979	17,336,895	6.72

Broadcasting & Entertainment
CF Entertainment Inc. (Entertainment Studios), Term Loan*
L+ 7.50%, 1.00% L Floor, 6/26/2019	9,910,604	9,826,641	9,826,554	3.81
Total Broadcasting & Entertainment		9,826,641	9,826,554	3.81

Building & Real Estate
ShelterLogic Corp., Term Loan*
L+ 10.50%, 1.00% L Floor, 7/30/2019	10,368,750	10,189,199	10,189,086	3.95
Total Building & Real Estate		10,189,199	10,189,086	3.95

Chemicals
Aristech Surfaces LLC, Term Loan B*
L+ 8.00%, 1.00% L Floor, 10/17/2019	10,434,375	10,268,374	10,268,274	3.98
Galata Chemicals, LLC, Term Loan*
L+ 8.00%, 1.00% L Floor, 2/28/2019	8,750,000	8,610,682	8,750,000	3.39
Total Chemicals		18,879,056	19,018,274	7.37

Communications
HC Cable OpCo, LLC, Term Loan*
L+ 8.50%, 1.00% L Floor, 7/17/2018	10,844,810	10,719,776	10,844,810	4.20
Sirva Worldwide, Loan*
L+ 6.25%, 1.25% L Floor, 3/27/2019	4,900,000	4,835,024	4,875,500	1.89
Total Communications		15,554,800	15,720,310	6.09

Consumer Finance Services
PlanMember Financial Corporation, Term Loan*(1)
L+ 8.50%, 1.50% L Floor, 2/14/2018	1,396,295	1,375,104	1,396,295	0.54
Project Sunshine IV Pty Ltd (Sensis), New Term Loans*(1))
L+ 7.00%, 1.00% L Floor, 9/23/2019	8,146,951	8,074,118	8,146,951	3.16
Total Consumer Finance Services		9,449,222	9,543,246	3.70

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

March 31, 2015 (unaudited)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets

Non-Control/Non-Affiliate Investments (continued)

Investments - United States (continued)

Debt Investments (continued)

Electrical Equipment
AbelConn, LLC (Atrenne Computing), Term Loan A*
L+ 8.50%, 1.00% L Floor, 7/17/2019	10,500,000	$10,319,671	$10,319,556	3.99%
AbelConn, LLC (Atrenne Computing), Term Loan B
L+ 2.50%, 1.00% L Floor, 7/17/2019	20,497	20,145	20,144	0.01
Total Electrical Equipment		10,339,816	10,339,700	4.00

Food Stores - Retail
Specialty Bakers LLC, Term Loan*
L+ 7.25%, 1.00% L Floor, 8/7/2019	9,486,220	9,310,133	9,310,023	3.60
Sqwincher Corporation (The), Term Loan*
L+ 10.00%, 1.50% L Floor, 8/3/2016	9,198,900	9,131,627	9,313,918	3.61
Total Food Stores - Retail		18,441,760	18,623,941	7.21

Health Services
Aurora Diagnostics, LLC, Delayed Draw Term Loan
L+ 7.00%, 1.25% L Floor, 7/31/2019	329,707	329,707	327,620	0.13
Aurora Diagnostics, LLC, Term Loan*
L+ 7.00%, 1.25% L Floor, 7/31/2019	5,608,414	5,556,315	5,556,282	2.15
Forest Park Medical Center at Fort Worth, LLC, Lease
13.00%, 2/11/2020	9,246,161	9,084,580	8,321,545	3.22
Forest Park Medical Center at Fort Worth, LLC, Term Loan
14.00%, on Demand	344,377	338,359	309,939	0.12
Forest Park Medical Center at San Antonio, LLC, Lease
13.00%, 2/11/2020	8,981,658	8,817,855	8,083,492	3.13
Forest Park Medical Center at San Antonio, LLC, Term Loan
14.00%, on Demand	1,951,092	1,915,509	1,755,983	0.68
SCG Capital Corporation (Radiation Therapy), Term Note
12.00%, 5/1/2017	5,570,421	5,570,421	5,570,421	2.16
Theragenics Corporation, Term Loan**
L+ 12.00%, 1.00% L Floor, 2/26/2020	6,573,784	6,444,473	6,444,401	2.50
Virtual Radiologic Corporation, Term Loan B*
Base Rate+ 4.50%, 12/22/2016	4,812,500	4,797,585	3,874,063	1.50
Walnut Hill Physicians' Hospital, LLC, Acquisition Loan
12.50%, on Demand	1,528,977	1,528,977	1,528,977	0.59
Walnut Hill Physicians' Hospital, LLC, Term Loan
12.50%, 4/1/2019	7,168,786	7,168,786	7,168,786	2.78
Total Health Services		51,552,567	48,941,509	18.96

Insurance Agents
Affirmative Insurance Holdings, Inc., Term Loan*
L+ 9.25%, 1.25% L Floor, 3/30/2016	5,877,169	5,759,803	5,730,239	2.22
Worley Claims Services, LLC, Term Loan*
L+ 8.00%, 1.00% L Floor, 10/31/2020	10,473,750	10,376,275	10,376,288	4.01
Total Insurance Agents		16,136,078	16,106,467	6.23

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

March 31, 2015 (unaudited)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets

Non-Control/Non-Affiliate Investments (continued)

Investments - United States (continued)

Debt Investments (continued)

Miscellaneous Manufacturing
Anchor Hocking, LLC (EveryWare Global), Initial Term Loan*(3)
L+ 6.50% Cash, 1.75% PIK, 1.25% L Floor, 5/21/2020	6,959,423	$6,872,767	$3,592,802	1.39%
AP Gaming I, LLC, Term B Loan*
L+ 8.25%, 1.00% L Floor, 12/20/2020	4,937,500	4,816,523	4,906,641	1.90
A.S.V., Inc., Term Loan*
L+ 9.50%, 1.00% L Floor, 12/19/2019	9,494,066	9,314,896	9,314,794	3.61
CR Brands, Inc., Term Loan*
L+ 9.25%, 1.00% L Floor, 8/23/2017	10,500,000	10,332,092	10,331,977	4.00
Frontier Spinning Mills, Inc., Term Loan*
L+ 6.50%, 1.00% L Floor, 12/19/2018	4,746,835	4,727,809	4,723,101	1.83
Kranos Acquisition Corp., Term Loan*(3)
L+ 12.00% Cash, 1.00% PIK, 1.00% L Floor, 6/15/2017	10,049,346	9,961,697	9,979,614	3.87
Lexmark Carpet Mills, Inc., Term Loan*
L+ 10.00%, 1.00% L Floor, 12/19/2019	10,500,000	10,252,307	10,252,163	3.97
NPI Holding Corp. (Nudo Products, Inc.), Term Loan*,**
L+ 9.75%, 1.00% L Floor, 1/13/2020	10,500,000	10,298,970	10,298,855	3.99
Nursery Supplies, Inc., Term Loan*
L+ 7.50%, 1.00% L Floor, 6/13/2018	10,650,938	10,616,844	10,672,531	4.13
PCCR USA, Inc., Term Loan A*
L+ 8.00%, 1.00% L Floor, 12/1/2019	6,956,250	6,826,770	6,826,694	2.64
PCCR USA, Inc., Term Loan B*
L+ 8.00%, 1.00% L Floor, 12/1/2019	3,478,125	3,397,200	3,397,152	1.32
Valterra Products Holdings, LLC, Term Loan*
L+ 9.00%, 1.00% L Floor, 5/31/2018	8,299,584	8,194,499	8,396,817	3.25
Total Miscellaneous Manufacturing		95,612,374	92,693,141	35.90

Miscellaneous Retail
Confluence Outdoor, LLC, Term Loan*
L+ 7.00%, 1.00% L Floor, 4/18/2019	6,656,997	6,562,701	6,562,638	2.54
Confluence Outdoor, LLC, Delayed Draw Term Loan
L+ 7.00%, 1.00% L Floor, 4/18/2019	998,549	998,549	984,396	0.38
PD Products, LLC, Term Loan*
L+ 13.00%, 1.50% L Floor, 10/4/2018	9,963,446	9,752,634	9,963,446	3.86
PD Products, LLC, Revolver
L+ 13.00%, 1.50% L Floor, 10/4/2018	813,756	813,756	813,756	0.32
PSP Group, LLC, Term Loan*
Base Rate+ 3.75%, 9/13/2016	4,347,706	4,331,073	4,347,706	1.68
Total Miscellaneous Retail		22,458,713	22,671,942	8.78

See accompanying notes to consolidated financial statements.

 Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

March 31, 2015 (unaudited)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets

Non-Control/Non-Affiliate Investments (continued)

Investments - United States (continued)

Debt Investments (continued)

Miscellaneous Services
Academi Holdings LLC, Second Lien Term Loan*
L+ 10.00%, 1.00% L Floor, 7/25/2020	10,000,000	$9,822,891	$9,822,800	3.80%
Global Traffic Technologies, LLC, Term Loan A*
Base Rate+ 4.00%, 6/30/2015	318,433	301,859	318,433	0.12
Global Traffic Technologies, LLC, Term Loan B*
Base Rate+ 4.00%, 6/30/2015	3,560,206	3,555,433	3,560,206	1.38
Midwest Technical Institute, Inc., Term Loan A*
Base Rate+ 11.00%, 10/4/2017	7,145,870	7,145,870	5,002,109	1.94
Midwest Technical Institute, Inc., Revolver
Base Rate+ 11.00%, 10/4/2017	998,550	998,550	698,985	0.27
NAP Asset Holdings Ltd., Canadian Term Loan*
L+ 7.00%, 1.00% L Floor, 3/22/2018	2,452,368	2,437,613	2,452,368	0.95
NAP Asset Holdings Ltd., Term Loan*
L+ 7.00%, 1.00% L Floor, 3/22/2018	5,488,632	5,455,609	5,488,632	2.13
SC Academy Holdings, Inc., Term Loan(4)
L+ 14.00%, 7/16/2016	7,760,599	5,587,631	4,066,554	1.57
Speed Commerce, Inc., Term Loan*
L+ 7.50%, 1.00% L Floor, 11/21/2019	10,500,000	10,306,393	10,342,500	4.01
Sprint Industrial Holdings, LLC, Term Loan (First Lien)*
L+ 5.75%, 1.25% L Floor, 5/14/2019	4,860,755	4,834,530	4,544,806	1.76
Tecta America Corp., Term Loan*
L+ 4.00%, 1.00% L Floor, 7/1/2018	4,019,019	3,865,125	3,818,068	1.48
YourMembership Holding Company, Term Loan A**
L+ 7.00%, 1.00% L Floor, 9/12/2019	8,504,666	8,425,514	8,425,465	3.26
Total Miscellaneous Services		62,737,018	58,540,926	22.67

Printing & Publishing
Dodge Data & Analytics LLC, Term Loan*
L+ 8.75%, 1.00% L Floor, 10/31/2019	10,473,750	10,281,185	10,281,070	3.98
Total Printing & Publishing		10,281,185	10,281,070	3.98

Oil & Gas
Gasco Production Company, Term Loan*
L+ 8.50%, 1.00% L Floor, 8/18/2017	9,985,495	9,787,153	9,786,925	3.79
Total Oil & Gas		9,787,153	9,786,925	3.79

Restaurants
Ted's Cafe Escondido Holdings, Inc., Term Loan A*
L+ 8.00%, 1.50% L Floor, 12/31/2018	6,737,500	6,737,500	6,737,500	2.61
Ted's Cafe Escondido Holdings, Inc., Revolver
L+ 8.00%, 1.50% L Floor, 12/31/2018	250,000	250,000	250,000	0.10
Total Restaurants		6,987,500	6,987,500	2.71

Specialty Services
Vistronix, LLC, Term Loan*
L+ 8.00%, 0.50% L Floor, 12/4/2018	9,888,486	9,814,992	9,814,938	3.80
Vistronix, LLC, Revolver
L+ 8.00%, 0.50% L Floor, 12/4/2018	175,000	175,000	173,698	0.07
Total Specialty Services		9,989,992	9,988,636	3.87

Transportation Services
Fleetgistics Holdings, Inc., Term Loan*
L+ 6.13%, 2.00% L Floor, 12/31/2018	1,020,745	1,020,745	918,670	0.36
MXD Group, Inc. (fka Exel Direct Inc.), Term Loan*
L+ 13.00%, 1.00% L Floor, 5/31/2018	13,322,043	13,156,909	12,256,280	4.74
Raymond Express International, LLC, Term Loan*
L+ 7.75%, 1.75% L Floor, 2/28/2018	3,057,737	3,039,501	3,103,604	1.20
Total Transportation Services		17,217,155	16,278,554	6.30
Total Debt Investments		$423,017,376	$413,214,729	160.04%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

March 31, 2015 (unaudited)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets

Non-Control/Non-Affiliate Investments (continued)

Investments - United States (continued)

Financial Assets

Consumer Finance Services
GLC Trust 2013-2 Consumer Loan Portfolio(1)(5)	31,776,450	$31,776,450	$31,245,706	12.10%
Total Consumer Finance Services		31,776,450	31,245,706	12.10

Total Financial Assets		$31,776,450	$31,245,706	12.10%
Total Non-Control/Non-Affiliate Investments		$456,728,709	$452,352,496	175.19%

Unfunded Obligations

Communications
HC Cable OpCo, LLC, Revolver
0.50%, 7/17/2018	954,784	$(11,008)	$-	-%
Total Communications		(11,008)	-	-

Health Services
Aurora Diagnostics, LLC, Delayed Draw Term Loan(6)
0.00%, 7/31/2019	520,053	(4,996)	(3,291)	-
Aurora Diagnostics, LLC, Revolver(6)
0.38%, 7/31/2019	1,019,712	(9,473)	(9,479)	(0.01)
Total Health Services		(14,469)	(12,770)	(0.01)

Miscellaneous Manufacturing
Valterra Products Holdings, LLC, Revolver
0.50%, 5/31/2018	1,588,437	(20,112)	18,609	0.01
Total Miscellaneous Manufacturing		(20,112)	18,609	0.01

Miscellaneous Retail
Confluence Outdoor, LLC, Delayed Draw Term Loan(6)
2.00%, 4/18/2019	2,329,949	(47,147)	(33,026)	(0.01)
PD Products, LLC, Revolver
0.50%, 10/4/2018	826,869	(22,887)	-	-
Total Miscellaneous Retail		(70,034)	(33,026)	(0.01)

Miscellaneous Services
Global Traffic Technologies, LLC, Revolver
0.50%, 6/30/2015	1,458,439	(1,955)	-	-
Tecta America Corp., Revolver(6)
0.50%, 7/1/2018	6,268,988	(240,723)	(313,449)	(0.12)
YourMembership Holding Company, Revolver(6)
0.00%, 9/12/2019	355,844	(3,312)	(3,314)	-
Total Miscellaneous Services		(245,990)	(316,763)	(0.12)

Restaurants
Ted's Cafe Escondido Holdings, Inc., Revolver
0.50%, 12/31/2018	250,000	-	-	-
Ted's Cafe Escondido Holdings, Inc., Delayed Draw Term Loan B
1.00%, 12/31/2018	500,000	-	-	-
Total Restaurants		-	-	-

Specialty Services
Vistronix, LLC, Revolver(6)
0.50%, 12/4/2018	700,000	(6,503)	(5,206)	-
Total Specialty Services		(6,503)	(5,206)	-

Transportation Services
Raymond Express International, LLC, Revolver
0.50%, 2/28/2018	537,752	(3,207)	8,066	-
Total Transportation Services		(3,207)	8,066	-

Total Unfunded Obligations		$(371,323)	$(341,090)	(0.13	) %
Total Investments - United States		$456,357,386	$452,011,406	175.06%

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

March 31, 2015 (unaudited)

_____________

*	Denotes that all or a portion of the investment is held as collateral by the collateralized loan obligation (the “CLO”) (see Note 7).

**	Denotes that all or a portion of the loan is held by Garrison SBIC.

L = London Interbank Offered Rate.

(1)
Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(2)
Net of incentive fee payable to a third party equal to 20% of any distribution after the Company has received its full net capital investment plus a 12% preferred return in GLC Trust 2013-2 and Prosper Marketplace Series B Preferred Stock.

(3)	Coupon is payable in cash, and/or payment-in-kind (“PIK”), or a combination thereof.

(4)	Investment is currently in default, not income producing and placed on non-accrual status.

(5)
GLC Trust 2013-2 includes 3,438 small balance consumer loans with an average par of $9,243, a weighted average rate of 15.6% and a weighted average maturity of February 21, 2018. See Note 4 for additional information. See exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 for detail on underlying loans.

(6)	The negative fair value is the result of the unfunded commitment being valued below par. These amounts may or may not be funded to the borrowing party currently or in the future.

All debt investments were income producing as of March 31, 2015, unless otherwise noted. Common and preferred equity investments are non income-producing unless otherwise noted.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2014

Security Description, December 31, 2014	Par/Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments – United States
Common Equity
Apparel Products
Everyware Global, Inc., Warrant*	82,843	$—	$—	—%
Total Apparel Products		—	—
Health Services
Juniper TGX Investment Partners, LLC, Common	3,146	670,623	966,288	0.37
Total Health Services		670,623	966,288	0.37
Miscellaneous Manufacturing
Valterra Products Holdings, LLC, Common Class A	185,847	185,847	371,910	0.14
Valterra Products Holdings, LLC, Common Class B	20,650	20,650	41,323	0.02
Total Miscellaneous Manufacturing		206,497	413,233	0.16
Miscellaneous Retail
Provo Craft Holdings, LLC, Common	1,110	—	—	—
Total Miscellaneous Retail		—	—	—
Transportation Services
EZE Trucking, LLC, Common	2,898	267,801	—	—
Total Transportation Services		267,801	—	—
Total Common Equity		$1,144,921	$1,379,521	0.53%
Preferred Equity
Consumer Finance Services
Prosper Marketplace Series B Preferred Stock (4) (7)	261,912	$789,962	$5,791,276	2.22%
Total Consumer Finance Services		789,962	5,791,276	2.22
Total Preferred Equity		$789,962	$5,791,276	2.22%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2014

Security Description, December 31, 2014	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments – (continued)
Investments – United States – (continued)
Debt Investments
Apparel Products
Joe's Jeans Inc., Term Loan* Libor (“L”) + 12.75%, 1.25% L Floor, 9/30/2018	10,486,963	$10,329,830	$10,329,715	3.96%
Total Apparel Products		10,329,830	10,329,715	3.96
Automotive
CTC Casting Technologies, Inc. (Compass), Loan* L+ 6.75%, 0.75% L Floor, 3/28/2019	10,150,000	10,064,008	10,063,953	3.85
Penda Corporation, Term Loan (5) L+ 12.00% Cash, 2.00% PIK, 1/26/2019	7,361,334	7,254,936	7,361,334	2.82
Total Automotive		17,318,944	17,425,287	6.67
Broadcasting & Entertainment
CF Entertainment Inc. (Entertainment Studios), Term Loan* L+ 7.50%, 1.00% L Floor, 6/26/2019	9,935,568	9,846,496	9,846,420	3.77
Total Broadcasting & Entertainment		9,846,496	9,846,420	3.77
Building & Real Estate
ShelterLogic Corp., Term Loan* L+ 8.50%, 1.00% L Floor, 7/30/2019	10,368,750	10,178,978	10,178,864	3.90
Total Building & Real Estate		10,178,978	10,178,864	3.90
Chemicals
Aristech Surfaces LLC, Term Loan B* L+ 8.00%, 1.00% L Floor, 10/17/2019	10,500,000	10,323,898	10,323,797	3.96
Galata Chemicals, LLC, Term Loan* L+ 8.00%, 1.00% L Floor, 2/28/2019	8,750,000	8,601,908	8,750,000	3.35
Total Chemicals		18,925,806	19,073,797	7.31

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2014

Security Description, December 31, 2014	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments – (continued)
Investments – United States – (continued)
Debt Investments – (continued)
Communications
HC Cable OpCo, LLC, Term Loan* L+ 8.50%, 1.00% L Floor, 7/17/2018	10,873,005	$10,738,269	$10,900,188	4.17%
Sirva Worldwide, Loan* L+ 6.25%, 1.25% L Floor, 3/27/2019	4,912,500	4,843,331	4,863,375	1.86
Total Communications		15,581,600	15,763,563	6.03
Consumer Finance Services
PlanMember Financial Corporation, Term Loan* (4) L+ 8.50%, 1.50% L Floor, 2/14/2018	1,411,295	1,388,053	1,411,295	0.54
Project Sunshine IV Pty Ltd (Sensis), New Term Loans* (4) L+ 7.00%, 1.00% L Floor, 9/23/2019	9,185,514	9,098,879	9,047,731	3.47
Total Consumer Finance Services		10,486,932	10,459,026	4.01
Electrical Equipment
AbelConn, LLC (SIE Computing), Term Loan A* L+ 8.50%, 1.00% L Floor, 7/17/2019	10,500,000	10,309,321	10,309,206	3.95
AbelConn, LLC (SIE Computing), Term Loan B L+ 2.50%, 1.00% L Floor, 7/17/2019	70,659	69,376	69,375	0.03
Total Electrical Equipment		10,378,697	10,378,581	3.98
Food Stores – Retail
Specialty Bakers LLC, Term Loan* L+ 7.25%, 1.00% L Floor, 8/7/2019	9,486,220	9,300,160	9,300,049	3,56
Sqwincher Corporation (The), Term Loan* L+ 10.00%, 1.50% L Floor, 8/3/2016	9,336,400	9,255,951	9,336,400	3.58
Total Food Stores – Retail		18,556,111	18,636,449	7.14

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
Non-Control/Non-Affiliate Investments – (continued)
Investments – United States – (continued)
Debt Investments – (continued)
Miscellaneous Manufacturing
Anchor Hocking, LLC (EveryWare Global), Initial Term Loan* (5) L+ 6.50% Cash, 1.75% PIK, 1.25% L Floor, 5/21/2020	6,946,532	$6,855,500	$4,098,454	1.57%
AP Gaming I, LLC, Term B Loan* L+ 8.25%, 1.00% L Floor, 12/20/2020	4,950,000	4,823,494	4,925,250	1.89
A.S.V., Inc., Term Loan* L+ 9.50%, 1.00% L Floor, 12/19/2019	9,494,066	9,305,537	9,305,435	3.56
CR Brands, Inc., Term Loan* L+ 7.25%, 1.00% L Floor, 3/31/2019	10,500,000	10,321,742	10,321,627	3.95
Frontier Spinning Mills, Inc., Term Loan* L+ 6.50%, 1.00% L Floor, 12/19/2018	4,810,127	4,789,569	4,786,076	1.83
Kranos Acquisition Corp., Term Loan* (5) L+ 11.00% Cash, 1.00% PIK, 1.00% L Floor, 6/15/2017	10,157,739	10,059,658	10,079,394	3.86
Lexmark Carpet Mills, Inc., Term Loan* L+ 10.00%, 1.00% L Floor, 12/19/2019	10,500,000	10,239,369	10,239,225	3.92
Nursery Supplies, Inc., Term Loan* L+ 7.50%, 1.00% L Floor, 6/13/2018	10,794,375	10,757,162	10,842,876	4.15
PCCR USA, Inc., Term Loan A* L+ 8.00%, 1.00% L Floor, 12/1/2019	7,000,000	6,862,828	6,862,751	2.63
PCCR USA, Inc., Term Loan B* L+ 8.00%, 1.00% L Floor, 12/1/2019	3,500,000	3,414,267	3,414,219	1.31
Valterra Products Holdings, LLC, Term Loan* L+ 9.00%, 1.00% L Floor, 5/31/2018	8,408,789	8,294,032	8,528,016	3.27
Total Miscellaneous Manufacturing		85,723,158	83,403,323	31.94
Miscellaneous Retail
Confluence Outdoor, LLC, Term Loan* L+ 7.00%, 1.00% L Floor, 4/18/2019	6,656,997	6,556,959	6,556,896	2.51
Confluence Outdoor, LLC, Delayed Draw Term Loan L+ 7.00%, 1.00% L Floor, 4/18/2019	998,550	998,550	948,499	0.36
PD Products, LLC, Term Loan* L+ 10.50%, 1.50% L Floor, 10/4/2018	9,969,032	9,819,062	9,969,032	3.82
PD Products, LLC, Revolver L+ 10.50%, 1.50% L Floor, 10/4/2018	803,873	803,873	803,873	0.31
PSP Group, LLC, Term Loan* L+ 4.75%, 1.50% L Floor, 9/13/2016	4,360,206	4,340,698	4,273,002	1.64
Total Miscellaneous Retail		22,519,142	22,551,302	8.64

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2014

Security Description, December 31, 2014	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments – (continued)
Investments – United States – (continued)
Debt Investments – (continued)
Miscellaneous Services
Academi Holdings LLC, Second Lien Term Loan* L+ 10.00%, 1.00% L Floor, 7/25/2020	10,000,000	$9,814,683	$9,814,592	3.76%
Dorsey School of Business Holdings, Inc., Term Loan* L+ 8.00%, 1.50% L Floor, 6/28/2018	4,500,000	4,500,000	4,500,000	1.72
Global Traffic Technologies, LLC, Term Loan A* L+ 5.25%, 1.25% L Floor, 6/30/2015	380,563	363,395	380,563	0.15
Global Traffic Technologies, LLC, Term Loan B* L+ 5.25%, 1.25% L Floor, 6/30/2015	3,560,206	3,550,659	3,560,206	1.36
Midwest Technical Institute, Inc., Term Loan A* L+ 10.00%, 1.50% L Floor, 10/4/2017	7,145,870	7,145,870	7,145,870	2.74
Midwest Technical Institute, Inc., Revolver L+ 10.00%, 1.50% L Floor, 10/4/2017	998,550	998,550	998,550	0.38
NAP Asset Holdings Ltd., Canadian Term Loan* L+ 7.00%, 1.00% L Floor, 3/22/2018	2,485,508	2,469,314	2,485,508	0.95
NAP Asset Holdings Ltd., Term Loan* L+ 7.00%, 1.00% L Floor, 3/22/2018	5,562,803	5,526,560	5,562,803	2.13
SC Academy Holdings, Inc., Term Loan (3) L+ 14.00%, 7/16/2016	7,760,599	5,587,631	4,066,554	1.56
Speed Commerce, Inc., Term Loan* L+ 7.50%, 1.00% L Floor, 11/21/2019	10,500,000	10,296,113	10,342,500	3.96
Sprint Industrial Holdings, LLC, Term Loan (First Lien)* L+ 5.75%, 1.25% L Floor, 5/14/2019	4,873,123	4,845,239	4,605,101	1.76
Tecta America Corp., Term Loan* L+ 4.00%, 1.00% L Floor, 7/1/2018	4,039,525	3,873,166	3,837,548	1.47
YourMembership Holding Company, Term Loan A** L+ 7.00%, 1.00% L Floor, 9/12/2019	8,504,666	8,421,130	8,421,081	3.23
Total Miscellaneous Services		67,392,310	65,720,876	25.17
Printing & Publishing
Dodge Data & Analytics LLC, Term Loan* L+ 8.75%, 1.00% L Floor, 10/31/2019	10,500,000	10,296,573	10,296,458	3.94
Total Printing & Publishing		10,296,573	10,296,458	3.94
Oil & Gas
Gasco Production Company, Term Loan* L+ 8.50%, 1.00% L Floor, 8/18/2017	9,985,495	9,766,635	9,766,407	3.74
Total Oil & Gas		9,766,635	9,766,407	3.74

See accompanying notes to consolidated financial statements.

Security Description, December 31, 2014	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments – (continued)
Investments – United States – (continued)
Debt Investments – (continued)
Restaurants
Rita's Water Ice Franchise Company, LLC, Term Loan B* L+ 12.50%, 1.50% L Floor, 11/30/2016	4,687,500	$4,687,500	$4,687,500	1.80%
Ted's Cafe Escondido Holdings, Inc., Term Loan A* L+ 8.00%, 1.50% L Floor, 12/31/2018	6,825,000	6,825,000	6,825,000	2.61
Ted's Cafe Escondido Holdings, Inc., Revolver L+ 8.00%, 1.50% L Floor, 12/31/2018	100,000	100,000	100,000	0.04
Total Restaurants		11,612,500	11,612,500	4.45
Specialty Services
Vistronix, LLC, Term Loan* L+ 8.00%, 0.50% L Floor, 12/4/2018	10,014,814	9,935,393	9,935,338	3.81
Total Specialty Services		9,935,393	9,935,338	3.81
Transportation Services
EZE Trucking, LLC, Term Loan* (5) L+ 10.75% Cash, 1.00% PIK, 0.25% L Floor, 7/31/2018	10,499,014	10,230,145	10,604,004	4.06
Fleetgistics Holdings, Inc., Term Loan* L+ 6.13%, 2.00% L Floor, 12/31/2018	1,020,745	1,020,745	918,670	0.35
MXD Group, Inc. (fka Exel Direct Inc.), Term Loan* L+ 13.00%, 1.00% L Floor, 5/31/2018	13,212,500	13,029,870	12,155,500	4.66
Raymond Express International, LLC, Term Loan* L+ 7.75%, 1.75% L Floor, 2/28/2018	3,896,631	3,871,427	3,946,433	1.51
Total Transportation Services		28,152,187	27,624,607	10.58
Total Debt Investments		$429,521,265	$424,575,469	162.62%

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2014

Security Description, December 31, 2014	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments – (continued)
Investments – United States – (continued)
Financial Assets
Consumer Finance Services
GLC Trust 2013-2 Consumer Loan Portfolio (1) (4) (6)	36,842,119	$36,842,119	$36,329,807	13.91%
Total Consumer Finance Services		36,842,119	36,329,807	13.91
Total Financial Assets		$36,842,119	$36,329,807	13.91%
Total Non-Control/Non-Affiliate Investments		$468,298,267	$468,076,073	179.28%
Unfunded Obligations
Communications
HC Cable OpCo, LLC, Revolver 0.50%, 7/17/2018	489,362	$(6,064)	$—	—
Total Communications		(6,064)	—	—
Health Services
Aurora Diagnostics, LLC, Delayed Draw Term Loan (2) 0.00%, 7/31/2019	520,053	(5,280)	(3,291)	—
Aurora Diagnostics, LLC, Revolver (2) 0.38%, 7/31/2019	1,019,712	(10,012)	(10,017)	(0.01)
Total Health Services		(15,292)	(13,308)	(0.01)
Miscellaneous Manufacturing
Valterra Products Holdings, LLC, Revolver 0.50%, 5/31/2018	1,588,437	(21,678)	22,522	0.01
Total Miscellaneous Manufacturing		(21,678)	22,522	0.01
Miscellaneous Retail
Confluence Outdoor, LLC, Delayed Draw Term Loan 2.00%, 4/18/2019	2,329,949	(50,019)	—	—
PD Products, LLC, Revolver 0.50%, 10/4/2018	836,752	(24,654)	—	—
Total Miscellaneous Retail		(74,673)	—	—
Miscellaneous Services
Dorsey School of Business Holdings, Inc., Revolver 0.50%, 6/28/2018	1,000,000	—	—	—
Global Traffic Technologies, LLC, Revolver 0.50%, 6/30/2015	1,458,439	(3,911)	—	—
Tecta America Corp., Revolver (2) 0.50%, 7/1/2018	6,268,988	(258,853)	(313,449)	(0.12)
YourMembership Holding Company, Revolver (2) ** 0.00%, 9/12/2019	355,844	(3,495)	(3,497)	—
Total Miscellaneous Services		(266,259)	(316,946)	(0.12

Security Description, December 31, 2014	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments – (continued)
Investments – United States – (continued)
Unfunded Obligations – (continued)
Restaurants
Ted's Cafe Escondido Holdings, Inc., Revolver 0.50%, 12/31/2018	400,000	$—	$—	—%
Ted's Cafe Escondido Holdings, Inc., Delayed Draw Term Loan B 1.00%, 12/31/2018	500,000	—	—	—
Total Restaurants		—	—	—
Specialty Services
Vistronix, LLC, Revolver (2) 0.50%, 12/4/2018	875,000	(6,939)	(6,944)	—
Total Specialty Services		(6,939)	(6,944)	—
Transportation Services
Raymond Express International, LLC, Revolver 0.50%, 2/28/2018	537,752	(3,479)	8,066	—
Total Transportation Services		(3,479)	8,066	—
Total Unfunded Obligations		$(394,384)	$(306,610)	(0.12)%
Total Investments – United States		$467,903,883	$467,769,463	179.16%
_____________

*	Denotes that all or a portion of the investment is held as collateral by the CLO (see Note 7).

**	Denotes that all or a portion of the loan is held by Garrison SBIC.

(1)
GLC Trust 2013-2 includes 3,731 small balance consumer loans with an average par of $9,875, a weighted average rate of 15.6% and a weighted average maturity of February 6, 2018. See Note 4 for additional information.

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

(5)	Coupon is payable in cash and/or PIK, or a combination thereof.

(6)	See exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for detail on underlying loans.

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

See accompanying notes to consolidated financial statements.

 Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Investment income
Interest income
Non-Control/Non-Affiliate investments	$12,958,057	$10,098,080
Other income	520,776	335,998
Affiliate investments	-	462,080
Dividend income
Affiliate investments	-	385,765
Total investment income	13,478,833	11,281,923

Expenses
Interest expense	1,850,313	1,748,523
Management fee	1,989,544	1,957,781
Incentive fee	694,981	3,606,333
Professional fees	315,754	399,558
Directors' fees	106,236	93,205
Administrator expenses	241,647	205,235
Other expenses	552,801	382,712
Total expenses	5,751,276	8,393,347
Net investment income before excise taxes	7,727,557	2,888,576
Excise tax expense	(45,500)	-
Net investment income	7,682,057	2,888,576

Realized and unrealized (loss)/gain on investments
Net realized (loss)/gain from investments
Non-Control/Non-Affiliate investments	(489,775)	770,621
Affiliate investments	-	8,126,034
Net change in unrealized (loss)/gain from investments
Non-Control/Non-Affiliate investments	(4,220,209)	729,990
Affiliate investments	-	(1,838,734)
Net realized and unrealized (loss)/gain on investments	(4,709,984)	7,787,911

Net increase in net assets resulting from operations	$2,972,073	$10,676,487

Net investment income per common share	$0.46	$0.17
Net increase in net assets resulting from operations per common share	$0.18	$0.64
Basic weighted average common shares outstanding	16,758,779	16,758,779

Dividends and distributions declared per common share (1)	$0.35	$0.35
____________

(1)	Calculated using basic weighted average common shares outstanding.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014

Increase in net assets from operations:
Net investment income	$7,682,057	$2,888,576
Net realized (loss)/gain from investments	(489,775)	8,896,655
Net change in unrealized (loss) on investments	(4,220,209)	(1,108,744)
Net increase in net assets from operations:	2,972,073	10,676,487

Dividends and distributions to stockholders:
From net investment income (1)	(5,865,573)	(5,865,573)
Total dividends and distributions to stockholders	(5,865,573)	(5,865,573)

Total (decrease)/increase in net assets	(2,893,500)	4,810,914
Net assets at beginning of period	261,102,068	254,080,598
Net assets at end of period	$258,208,568	$258,891,512
Net asset value per common share	$15.41	$15.45
Common shares outstanding at end of period	16,758,779	16,758,779

Undistributed net investment income included in net assets	$1,816,484	$(2,976,997)
____________

(1)
Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

See accompanying notes to consolidated financial statements.

 Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities
Net increase in net assets resulting from operations	$2,972,073	$10,676,487
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net accretion of discounts on investments	(437,070)	(503,310)
Net realized loss/(gain) from investments	489,775	(8,896,655)
Amortization of discount on senior secured notes payable	78,504	17,019
Amortization of deferred debt issuance costs	195,064	169,525
Net change in unrealized loss on investments	4,220,209	1,108,744
Payment-in-kind interest	(431,753)	(133,960)
Purchases of investments	(35,755,729)	(109,846,942)
Paydowns of investments	47,672,625	67,607,521
Sales of investments	-	24,576,759
Changes in operating assets and liabilities:
Decrease in cash and cash equivalents, restricted	5,776,630	15,537,117
(Increase) decrease in due from counterparties	(290,626)	3,021,980
(Increase) in accrued interest receivable	(215,329)	(117,528)
(Increase) in deferred offering costs	(21,454)	(60,348)
Decrease in prepaid administrator fee	74,455	-
Decrease in other assets	71,230	73,718
(Decrease) increase in due to counterparties	(109,204)	10,475,846
Increase in payables to affiliates	1,538,050	1,484,989
(Decrease) in interest payable on notes payable	(53,351)	(875,185)
Increase (decrease) in accrued expenses and other payables	56,449	(135,040)
Net cash provided by operating activities	25,830,548	14,180,737

Cash flows from financing activities
Distributions paid to stockholders	(5,865,573)	(5,865,573)
Repayment of senior secured revolving note	(9,500,000)	-
Repayment of GLC Trust 2013-2 Class A Notes	(3,761,208)	-
Net proceeds from GLC Trust 2013-2 revolving note	-	4,423,350
Net cash provided by (used in) financing activities	(19,126,781)	(1,442,223)

Net increase in cash and cash equivalents	6,703,767	12,738,514
Cash and cash equivalents at beginning of period	13,651,269	13,664,583
Cash and cash equivalents at end of period	$20,355,036	$26,403,097

Supplemental disclosure of cash flow information
Cash paid for interest expense	$1,630,096	$2,649,178

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

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

GARS priced its initial public offering (“IPO”) on March 26, 2013, which closed on April 2, 2013, selling 6,133,334 shares, including 800,000 shares issued pursuant to the underwriters’ exercise of the over-allotment option, at a public offering price of $15.00 per share. Concurrent with the closing of the IPO, the Company’s directors, officers, employees and an affiliate of Garrison Capital Advisers LLC, a Delaware limited liability company (the “Investment Adviser”), purchased an additional 126,901 shares through a private placement transaction (the “Concurrent Private Placement”) exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), at a price of $15.00 per share. GARS’ shares trade on the NASDAQ Global Select Market, or NASDAQ, under the symbol “GARS”.

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

On April 19, 2012, GARS formed Garrison Funding 2012-1 Manager LLC, a Delaware limited liability company (“GF 2012-1 Manager”). This entity is a wholly owned consolidated subsidiary of GARS created for the purpose of acquiring and holding an investment in Garrison Funding 2012-1 LLC, a Delaware limited liability company (“GF 2012-1”). GARS formed GF 2012-1 for the purpose of acquiring or participating in U.S. dollar-denominated senior secured or second lien corporate loans and to acquire up to $150,000,000 in financing. On September 23, 2013, in anticipation of refinancing the credit facility of GF 2012-1, GF 2012-1 Manager effectuated a name change to Garrison Funding 2013-2 Manager LLC (“GF 2013-2 Manager”).

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

1. Organization  – (continued)

On May 21, 2012, GF 2012-1 entered into a $150,000,000 credit facility (the “Credit Facility”), consisting of $125,000,000 of term loans (“Class A-T Loans”) and $25,000,000 of revolving loans (“Class A-R Loans”), which was utilized to refinance the GF 2010-1 Notes (as defined in Note 7).

On May 17, 2013, GARS formed GLC Trust 2013-2, a Delaware statutory trust (“GLC Trust 2013-2”). This entity is a wholly owned subsidiary of GARS created for the purpose of investing in a portfolio of small balance consumer loans. GLC Trust 2013-2 is 100% owned by GARS. GLC Trust 2013-2 closed on a $10,000,000 revolving facility with Capital One Bank, N.A. on December 6, 2013 (“GLC Trust 2013-2 Revolver”). The GLC Trust 2013-2 Revolver included an accordion feature, such that GLC Trust 2013-2 was permitted to increase the total commitment up to $15,000,000 under the terms of the loan agreement. GARS exercised this option on December 20, 2013.

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

On May 29, 2014, Garrison Capital SBIC LP, which has an investment objective substantially similar to GARS was formed in accordance with SBIC regulations and to acquire up to $150,000,000 in financing.

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

March 31, 2015

1. Organization  – (continued)

GARS entered into an administration agreement, which was effective as of October 9, 2012 (the “Administration Agreement”), with Garrison Capital Administrator LLC, a Delaware limited liability company (the “GARS Administrator”).

GARS entered into an investment advisory agreement with the Investment Adviser, which was effective as of October 9, 2012, and subsequently amended and restated on May 6, 2014 (the “Investment Advisory Agreement”). The Investment Adviser is responsible for sourcing potential investments, conducting research and diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis subject to the supervision of the Board. The Investment Adviser was organized in November 2010 and is a registered Investment Adviser under the Investment Advisers Act of 1940, as amended. The Investment Adviser is an affiliate of Garrison Investment Group LP (the “Investment Manager”), which is also the investment manager of various stockholders of the Company.

GLC Trust 2013-2 has entered into agreements with Prosper Funding LLC, U.S. Bank National Association, Wilmington Trust, National Association and Manufacturers and Traders Trust Company to act as servicer, securities administrator, indenture trustee and custodian, respectively, for GLC Trust 2013-2.

2. Significant Accounting Policies and Recent Updates

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Articles 6 or 10 of Regulation S-X. The consolidated financial statements, including the notes, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the consolidated financial statements are presented fairly and that estimates made in preparing its consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission.

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

Basis for Consolidation

Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification, as amended (“ASC”), Topic 946, Financial Services —  Investment Companies, the Company is precluded from consolidating any entity other than another investment company.

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

March 31, 2015

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

Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if it owns more than 25% of the voting securities of such company. The Company is deemed to be an affiliate of a company in which it has invested if it owns 5% or more of the voting securities of such company. As of both March 31, 2015 and December 31, 2014, all of the Company’s investments were Non-Control/Non-Affiliate investments.

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

Cash and Cash Equivalents

The Company defines cash equivalents as highly liquid financial instruments with original maturities of three months or less, including those held in overnight sweep bank deposit accounts. As of March 31, 2015 and December 31, 2014, cash held in designated bank accounts with its custodian was $17,538,842 and $7,635,552, respectively. As of March 31, 2015 and December 31, 2014, cash held in designated bank accounts with other major financial institutions was $2,816,194 and $6,015,717, respectively. At times, these balances may exceed federally insured limits and this potentially subjects the Company to a concentration of credit risk. The Company believes it is not exposed to any significant credit risk associated with its cash custodian.

As of both March 31, 2015 and December 31, 2014, the Company held no cash equivalents.

Cash and Cash Equivalents, Restricted

Restricted cash as of March 31, 2015 and December 31, 2014 included cash of $6,558,092 and $12,559,986, respectively, held by GF 2013-2 in designated bank accounts with its Custodian. GF 2013-2 is required to use a portion of these amounts to pay interest expense, reduce borrowings at the end of the investment period and to pay other amounts in accordance with the terms of the indenture of the CLO. Funds held by GF 2013-2 are not available for general use by the Company. Restricted cash as of March 31, 2015 and December 31, 2014 also included cash of $1,925,291 and $1,700,027, respectively, held by GLC Trust 2013-2 in designated restricted bank accounts. GLC Trust 2013-2 is required to use a portion of these amounts to make principal payments and pay interest expense in accordance with the terms of the indenture governing the GLC Trust 2013-2 Notes.

As of both March 31, 2015 and December 31, 2014, the Company held no restricted cash equivalents.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

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

The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan that is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. For the three months ended March 31, 2015 and March 31, 2014, the Company had recognized $769,758 and $96,047, respectively, in charge offs in realized losses from investments for consumer loans held by GLC Trust 2013-2. The Company had no investments placed on non-accrual status as of March 31, 2015 and had one investment that was placed on non-accrual status as of December 31, 2014.

Any original issue discounts, as well as any other purchase discounts or premiums on debt investments, are accreted or amortized and included in interest income, over the maturity periods of the investments. If a loan is placed on non-accrual status, the Company will cease recognizing amortization of original issue discount and purchase discount until all principal and interest is current through payment or until a restructuring occurs, such that the income is deemed to be collectible.

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

March 31, 2015

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

The Company’s portfolio consists of primarily debt investments and unsecured consumer loans. The fair value of the Company’s investments is initially determined by investment professionals of the Investment Adviser and ultimately determined by the Board on a quarterly basis. In valuing the Company’s debt investments, the Investment Adviser generally uses various approaches, including proprietary models that consider the analyses of independent valuation agents as well as credit risk, liquidity, market credit spreads, other applicable factors for similar transactions, bid quotations obtained from other financial institutions that trade in similar investments or based on bid prices provided by independent third-party pricing services.

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

March 31, 2015

2. Significant Accounting Policies and Recent Updates  – (continued)

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

March 31, 2015

2. Significant Accounting Policies and Recent Updates  – (continued)

Offering Costs

Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity or debt offerings and are charged against proceeds from the offerings when received. As of March 31, 2015, $335,472 of expenses associated with the shelf registration statement initially filed on April 3, 2014 (“Registration Statement”) were deferred and included in deferred offering costs. These amounts will be charged against proceeds from offerings of securities when received.

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

The Company adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our stockholders who have not ‘opted out’ of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock acquired by AST through open-market purchases, rather than receiving the cash distribution. As of March 31, 2015, no new shares have been issued to fulfill the dividend reinvestment plan.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

2. Significant Accounting Policies and Recent Updates  – (continued)

Accordingly, no provision for federal income tax was made in the consolidated financial statements for the three months ended March 31, 2015 or the year ended December 31, 2014.

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such taxable income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2015, $45,500 was recorded for U.S. federal excise tax.

In addition, GARS has certain wholly-owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds a portion of one or more of our portfolio investments that are listed on the Consolidated Schedule of Investments. The Taxable Subsidiaries are consolidated for financial reporting purposes in accordance with GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is, among other things, to permit GARS to hold certain interests in portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90.0% of the RIC’s gross income for federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of investment income, it could jeopardize GARS ability to qualify as a RIC and therefore cause GARS to incur significant amounts of corporate-level U.S. federal income taxes. Where interests in LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, however, the income from such interests is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping GARS preserve its RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies.

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

March 31, 2015

2. Significant Accounting Policies and Recent Updates  – (continued)

Taxable income differs from the net increase (decrease) in net assets resulting from operations primarily due to the exclusion of unrealized gain (loss) on investments from taxable income until they are realized, book-to-tax temporary differences related to the deductibility of accrued Incentive Fees payable to the Investment Adviser attributable to unrealized gain (loss) on investments, book-to-tax temporary differences on taxable income inclusions of investment income earned on certain securities that was accrued for tax but not for U.S. GAAP, and book-to-tax temporary differences related to utilization of net capital gain loss carryforwards from prior years.

The following table reconciles net increase in net assets resulting from operations to taxable income for tax year ended December 31, 2014:

December 31, 2014
Net Increase in Net Assets Resulting from Operations	$30,483,760
Net Change in Unrealized Gain/(Loss) on Investments	2,227,448
Permanent Book-to-Tax Differences	63,250
Temporary Book-to-Tax Differences	(3,663,853)
Taxable Income Before Deductions for Distribution	$29,110,605

As of December 31, 2014, the accumulated earnings/(deficit) on a tax basis is:

December 31, 2014
Undistributed ordinary income	$5,648,315
Accumulated capital gain and other gains/(losses)	—
Unrealized (loss) on investments	(2,303,915)
Total accumulated earnings/(deficit)	$3,344,400

The tax character of all distributions paid for the year ended December 31, 2014 in the amount of $23,462,290 was ordinary income. As of December 31, 2014, the components of accumulated losses on a tax basis, as detailed below, differ from the amounts reflected per GARS’ consolidated statement of assets and liabilities by temporary book-to-tax differences arising from book-to-tax differences related to the deductibility of accrued Incentive Fees payable to the Investment Adviser attributable to unrealized gain (loss) on investments and book-to-tax differences on taxable income inclusions of investment income earned on certain securities that was accrued for tax but not for U.S. GAAP.

Other temporary differences	$(2,169,496)
Unrealized (loss)	(134,419)
Total Components of Unrealized Income	$(2,303,915)

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of March 31, 2015 and December 31, 2014. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed as of March 31, 2015 and December 31, 2014.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

2. Significant Accounting Policies and Recent Updates  – (continued)

If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statement of operations

As of December 31, 2014, the Company had post-enactment long-term capital loss carryforwards of $0.

Recent Accounting Pronouncements

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Topic 225) which eliminates the concept of extraordinary items from GAAP. This guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect ASU 2015-01 to have a material impact on the Company’s consolidated financial position or disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis containing new guidance for assessing whether to consolidate certain legal entities including limited partnerships and other similar legal entities. This guidance is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. The Company does not expect ASU 2015-02 to have a material impact on the Company’s consolidated financial position or disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. This guidance is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact of ASU 2015-03 on the Company’s consolidated financial position and disclosures.

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

The terms of the Debt Investments may require the Company to extend to a borrower additional credit or provide funding for any unfunded portion of such Debt Investments at the request of the borrower. This exposes the Company to potential liabilities that are not reflected on the consolidated statements of financial condition. As of March 31, 2015 and December 31, 2014, the Company had $17,310,827 and $18,180,287 of unfunded obligations with a fair value of $(341,090) and $(306,610), respectively. The negative fair value is the result of the unfunded commitment being valued below par. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2015 and December 31, 2014, respectively, subject to the terms of each loan’s respective credit agreement.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

3. Investments  – (continued)

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

Fair value of publicly traded instruments is generally based on quoted market prices. Fair value of non-publicly traded instruments, and of publicly traded instruments for which quoted market prices are not readily available, may be determined based on other relevant factors, including bid quotations from unaffiliated market makers or independent third-party pricing services, the price activity of comparable instruments and valuation pricing models.

For those investments valued using quotations, the bid price is generally used, unless the Company determines that it is not representative of an exit price. To the extent observable market data is available, such information may be the result of consensus pricing information or broker quotes. Due to the fact that the significant inputs used by the contributors of the consensus pricing source or the broker are unobservable and evidence with respect to trading levels is not available, any investments valued using indicative bid prices from unaffiliated market makers and independent third-party pricing services have been classified within Level 3.

Investments classified as Level 3 may be fair valued using the income and market approaches, using a market yield valuation methodology or enterprise value methodology.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

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

The following table summarizes the valuation of the Company’s investments measured at fair value based on the fair value hierarchy detailed above as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015
	Level 1	Level 2	Level 3	Total
Senior Secured (1)	$—	$—	$387,768,074	$387,768,074
Second Lien	—	—	13,640,868	13,640,868
Mezzanine	—	—	7,398,143	7,398,143
Subordinated	—	—	4,066,554	4,066,554
Preferred Equity Investments	—	—	6,512,540	6,512,540
Common Equity Investments	—	—	1,379,521	1,379,521
Financial Assets	—	—	31,245,706	31,245,706
	$—	$—	$452,011,406	$452,011,406

(1)	Includes unfunded obligations with a fair value of $(341,090).

	As of December 31, 2014			Total
	Level 1	Level 2	Level 3
Senior Secured (1)	$—	$—	$399,188,829	$399,188,829
Second Lien	—	—	13,652,140	13,652,140
Mezzanine	—	—	7,361,336	7,361,336
Subordinated	—	—	4,066,554	4,066,554
Preferred Equity Investments	—	—	5,791,276	5,791,276
Common Equity Investments	—	—	1,379,521	1,379,521
Financial Assets	—	—	36,329,807	36,329,807
	$—	$—	$467,769,463	$467,769,463

(1)	Includes unfunded obligations with a fair value of $(306,610).

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

4. Fair Value of Financial Instruments  – (continued)

The net change in unrealized (loss)/gain for the three months ended March 31, 2015 and March 31, 2014 reported within the net change in unrealized (loss)/gain on investments in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets was $(4,220,209) and $(1,108,744), respectively.

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the three months ended March 31, 2015:

	Three Months Ended March 31, 2015
	Senior Secured Investments	Second Lien Investments	Mezzanine Investments	Subordinated Investments	Preferred Equity Investments	Common Equity Investments	Financial Assets	Total
Fair value, beginning of period	$399,188,829	$13,652,140	$7,361,336	$4,066,554	$5,791,276	$1,379,521	$36,329,807	$467,769,463
Total net realized and unrealized gain/(loss) on investments	(4,625,192)	(11,439)	(6,427)	-	721,264	-	(788,190)	(4,709,984)
Total net accretion of discounts on investments	409,971	20,672	6,427	-	-	-	-	437,070
Purchases/Issuances	36,150,675	-	36,807	-	-	-	-	36,187,482
Sales	-	-	-	-	-	-	-	-
Paydowns	(43,356,209)	(20,505)	-	-	-	-	(4,295,911)	(47,672,625)
Fair value, end of period	$387,768,074	$13,640,868	$7,398,143	$4,066,554	$6,512,540	$1,379,521	$31,245,706	$452,011,406
Net change in unrealized gain/(loss) on investments in our Consolidated Statement of Operations attributable to our Level 3 assets	$(4,510,422)	$(11,439)	$(6,427)	$-	$721,264	$-	$(18,431)	$(3,825,455)

There were no transfers of investments between levels by the Company for the three months ended March 31, 2015.

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the three months ended March 31, 2014:

	Three Months Ended March 31, 2014
	Senior Secured Investments	Second Lien Investments	Mezzanine Investments	Real Estate Loan Investments	Preferred Equity Investments	Common Equity Investments	Financial Assets	Total
Fair value, beginning of period	$382,888,163	$13,680,535	$7,080,998	$—	$5,453,182	$3,090,475	$16,888,126	$429,081,479
Transfers into Level 3 (1)	—	4,916,653	—	—	—	—	—	4,916,653
Transfers out of Level 3 (1)	(4,916,653)	—	—	—	—	—	—	(4,916,653)
Total net realized and unrealized gain/(loss) on investments	1,386,275	166,656	126,512	(1,141)	429,434	5,844,699	(164,524)	7,787,911
Total net accretion of discounts on investments	451,857	14,088	6,427	30,939	—	—	—	503,311
Purchases/Issuances	85,910,767	5,022,942	36,070	9,834,722	—	—	9,176,401	109,980,902
Sales	(11,756,903)	—	—	—	(4,882,616)	(7,937,240)	—	(24,576,759)
Paydowns	(65,939,312)	(6,750)	—	—	—	—	(1,661,459)	(67,607,521)
Fair value, end of period	$388,024,194	$23,794,124	$7,250,007	9,864,520	$1,000,000	$997,934	$24,238,544	$455,169,323
Net change in unrealized gain/(loss) on investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at reporting date	$585,676	$166,656	$126,512	(1,141)	$—	$45,238	$(68,476)	$854,465

(1)	Transfers into or out of Level 1, 2 or 3 are recognized at the reporting date. There were no transfers of investments between levels by the Company for the three months ended March 31, 2014.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

4. Fair Value of Financial Instruments  – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at March 31, 2015:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range		Weighted
	March 31, 2015	Technique	Input	Low	High	Average

Senior Secured Investments (1)	387,768,074	Comparable yield approach	Market rate (2)	3.9%	21.0%	11.0%

		Market comparable companies	EBITDA multiple (5)	1.9x	15.6x	6.1x

Second Lien Investments	13,640,868	Comparable yield approach	Market rate (2)	6.7%	11.4%	10.1%

		Market comparable companies	EBITDA multiple (5)	5.0x	9.3x	8.1x

Mezzanine Investments	7,398,143	Comparable yield approach	Market rate (2)	16.0%	16.0%	16.0%

		Market comparable companies	EBITDA multiple (5)	5.0x	5.0x	5.0x

Subordinated Investments	4,066,554	Market comparable companies	EBITDA multiple (5)	4.1x	4.1x	4.1x

Equity Investments (3)	7,892,061	Market comparable companies	EBITDA multiple (5)	5.0x	7.0x	5.6x

		Market comparable companies	Origination fees multiple	20.0x	20.0x	20.0x

Financial Assets (4)	31,245,706	Discounted cash flows	Interest rate	10.3%	31.3%	15.7%

			Conditional prepayment rate ("CPR")	18.5%	83.6%	43.5%

			Constant default rate ("CDR")	6.5%	33.0%	14.7%

			Discount rate	8.3%	8.3%	8.3%

Total	$ 452,011,406

(1)	Includes total unfunded obligations with a fair value of $(341,090).
(2)
Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

(3)	Includes preferred and common equity.
(4)
Financial Assets are aggregated by the level of risk associated with the underlying loan, measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, the borrower’s credit score obtained from an official credit reporting agency at origination, debt-to-income ratios at origination, information from the borrower’s credit report at origination, as well as the borrower’s self-reported income range, occupation and employment status at origination. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of March 31, 2015, 25.9%, 30.7%, 31.9%, 7.6%, 3.5% and 0.4% of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively. See exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 for detail on underlying loans.

(5)	Excludes non-operating portfolio companies, which we define as those with loans collateralized by real estate or other hard assets.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

4. Fair Value of Financial Instruments  – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at December 31, 2014:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31,	Valuation	Unobservable	Range		Weighted
	2014	Technique	Input	Low	High	Average

Senior Secured Investments (1)	$399,188,829	Comparable yield approach	Market rate (2)	3.9%	19.7%	10.7%

		Market comparable companies	EBITDA multiple (4)	1.9x	11.0x	6.4x

Second Lien Investments	13,652,140	Comparable yield approach	Market rate (2)	6.6%	11.5%	10.1%

		Market comparable companies	EBITDA multiple (4)	5.0x	9.3x	8.1x

Mezzanine Investments	7,361,336	Comparable yield approach	Market rate (2)	14.0%	14.0%	14.0%

		Market comparable companies	EBITDA multiple (4)	5.0x	5.0x	5.0x

Subordinated Investments	4,066,554	Market comparable companies	EBITDA multiple (4)	5.1x	5.1x	5.1x

Equity Investments (2)	7,170,797	Market comparable companies	EBITDA multiple (4)	5.0x	7.0x	5.6x

		Market comparable companies	Origination fees multiple	20.0x	20.0x	20.0x

Financial Assets (3)	36,329,807	Discounted cash flows	Interest rate	10.3%	31.3%	15.7%

			Conditional prepayment rate (“CPR”)	18.5%	83.6%	43.5%

			Constant default rate (“CDR”)	6.5%	33.0%	14.7%

			Discount rate	8.3%	8.3%	8.3%
Total	$467,769,463

(1)	Includes total unfunded obligations with fair value of $(306,610).
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

Significant unobservable inputs used in the fair value measurement of the reporting entity’s Debt Investments include indicative bid quotations obtained from independent third party pricing services (“consensus pricing”), multiples of market comparable companies, and relative comparable yields

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

4. Fair Value of Financial Instruments  – (continued)

Significant decreases (increases) in consensus pricing or market comparables could result in significantly lower (higher) fair value measurements. Significant increases (decreases) in comparable yields could result in significantly lower (higher) fair value measurements. Generally, a change in the assumption used for relative comparable yields is accompanied by a directionally opposite change in the assumptions used for pricing.

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

The composition of the Company’s portfolio by industry at cost and fair value as of March 31, 2015 was as follows:

Industry	Cost of Investments		Fair Value of Investments
Miscellaneous Manufacturing	$95,798,759	21.1%	$93,124,983	20.5%
Miscellaneous Services	62,491,028	13.7	58,224,163	12.9
Health Services	52,208,721	11.4	49,895,027	11.0
Consumer Finance Services	42,015,634	9.2	47,301,492	10.5
Miscellaneous Retail	22,388,679	4.9	22,638,916	5.0
Chemicals	18,879,056	4.1	19,018,274	4.2
Food Stores - Retail	18,441,760	4.0	18,623,941	4.1
Automotive	17,236,979	3.8	17,336,895	3.8
Transportation Services	17,481,749	3.8	16,286,620	3.6
Insurance Agents	16,136,078	3.5	16,106,467	3.6
Communications	15,543,792	3.4	15,720,310	3.5
Apparel Products	10,340,168	2.3	10,340,053	2.3
Electrical Equipment	10,339,816	2.3	10,339,700	2.3
Printing & Publishing	10,281,185	2.3	10,281,070	2.3
Building & Real Estate	10,189,199	2.2	10,189,086	2.3
Specialty Services	9,983,489	2.2	9,983,430	2.2
Broadcasting & Entertainment	9,826,641	2.2	9,826,554	2.2
Oil & Gas	9,787,153	2.1	9,786,925	2.2
Restaurants	6,987,500	1.5	6,987,500	1.5

Total	$456,357,386	100.0%	$452,011,406	100.0%

Refer to the consolidated schedule of investments for detailed disaggregation of the Company’s investments.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

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

Amounts due to counterparties were $0 and $109,204 as of March 31, 2015 and December 31, 2014, respectively. Amounts due from counterparties as of March 31, 2015 and December 31, 2014 were $1,905,751 and $1,615,125, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

7. Financing

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief the Company has been granted by the SEC). As of March 31, 2015 and December 31, 2014, the Company’s asset coverage for borrowed amounts was 212.9% and 207.8%, respectively.

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

On the Refinancing Date, GF 2013-2 completed the CLO through a private placement of (1) $50,000,000 of AAA(sf) rated Class A-1R revolving notes (“Class A-1R Notes”), which bear interest at either the CP Rate (as defined in the indenture governing the CLO) or the London Interbank Offered Rate (“LIBOR”) plus 1.90%; (2) $111,175,000 of AAA(sf) rated Class A-1T notes (“Class A-1T Notes”), which bear interest at three-month LIBOR plus 1.80%; (3) $24,150,000 of AA(sf) rated Class A-2 notes (“Class A-2 Notes” and collectively with the Class A-1R Notes and the Class A-1T Notes, the “Class A Notes”), which bear interest at three-month LIBOR plus 3.40%; (4) $25,025,000 of A(sf) rated Class B notes (“Class B Notes”), which bear interest at three-month LIBOR plus 4.65%; (5) $13,650,000 of Class C notes (not rated) (“Class C Notes” and collectively with the Class A Notes and Class B Notes, the “Secured Notes”), which bear interest at three-month LIBOR plus 5.50%; and (6) $126,000,000 of subordinated notes (“Subordinated Notes” and collectively with the Class A Notes, Class B Notes and Class C Notes, the “GF 2013-2 Notes”), which do not have a stated interest rate, the proceeds of which were utilized, along with cash on hand, to refinance the existing Credit Facility. All of the GF 2013-2 Notes are scheduled to mature on September 25, 2023. As of March 31, 2015, GARS had retained 100% of the Class C Notes, which are eliminated in consolidation. The Subordinated Notes represent the residual interest in GF 2013-2. Immediately following the completion of the CLO, GF 2013-2 Manager owned 100% of the Subordinated Notes, which are eliminated in consolidation.

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

March 31, 2015

7. Financing  – (continued)

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

Fees paid as part of the execution of the Credit Facility, the refinance of the Credit Facility and the execution of the CLO in the amount of $6,154,758 consisted of facility fees of $4,280,250 and other costs of $1,874,508, which included rating agency fees and legal fees. Fees paid as part of the execution of the GLC Trust 2013-2 Securitization in the amount of $365,100 consisted of legal and other fees. These costs are included in deferred debt issuance costs on the consolidated statements of financial condition and will be amortized over the stated maturity of the respective loans, with $4,223,171 and $4,418,235 of deferred debt issuance costs remaining as of March 31, 2015 and December 31, 2014, respectively.

The table below shows the notes outstanding under the CLO and the GLC Trust 2013-2 Notes as of March 31, 2015:

March 31, 2015	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate	Stated Maturity
Class A-1R Notes:
Class A-1R Notes	$40,500,000	$40,500,000	CP Rate or LIBOR + 1.90%	9/25/2023
Class A-1T Notes:
Class A-1T Notes	110,797,516	111,175,000	LIBOR + 1.80%	9/25/2023
Class A-2 Notes:
Class A-2 Notes	24,047,501	24,150,000	LIBOR + 3.40%	9/25/2023
Class B Notes:
Class B Notes	24,918,788	25,025,000	LIBOR + 4.65%	9/25/2023
GLC Trust 2013-2 Class A Notes:
Class A Notes	26,812,990	27,148,733	3.00%	7/15/2021
	$227,076,795	$227,998,733

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

7. Financing  – (continued)

The table below shows the notes outstanding under the CLO and the GLC Trust 2013-2 Notes as of December 31, 2014:

December 31, 2014	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate	Stated Maturity
Class A-1R Notes:
Class A-1R Notes	$50,000,000	$50,000,000	CP Rate or LIBOR + 1.90%	9/25/2023
Class A-1T Notes:
Class A-1T Notes	110,786,557	111,175,000	LIBOR + 1.80%	9/25/2023
Class A-2 Notes:
Class A-2 Notes	24,044,526	24,150,000	LIBOR + 3.40%	9/25/2023
Class B Notes:
Class B Notes	24,915,704	25,025,000	LIBOR + 4.65%	9/25/2023
GLC Trust 2013-2 Class A Notes:
Class A Notes	30,512,712	30,909,941	3.00%	7/15/2021
	$240,259,499	$241,259,941

At March 31, 2015 and December 31, 2014, $9.5 million and $0, respectively, of the Class A-1R Notes remained undrawn. The Class A-1R Notes bear a 1.00% annual fee on undrawn amounts.

The fair value of the GF 2013-2 Notes and GLC Trust 2013-2 Notes approximated the carrying value on the consolidated statements of financial condition as of March 31, 2015 and December 31, 2014, respectively.

The ability of GF 2013-2 to draw under the Class A-1R Notes terminates on September 25, 2016, which is also the end of the extended reinvestment period, and the notes issued by the CLO mature on September 25, 2023. The Secured Notes are secured by all of the assets held by GF 2013-2.

The indenture governing the notes issued as part of the CLO provides that, to the extent cash is available from cash collections, the holders of the GF 2013-2 Notes are to receive quarterly interest payments on the 20th day or, if not a business day, the next succeeding business day of February, May, August and November of each year until the stated maturity.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

7. Financing – (continued)

If the coverage tests are not satisfied with respect to a quarterly payment date, GF 2013-2 will be required to apply available amounts to the repayment of interest on and principal of the GF 2013-2 Notes to the extent necessary to satisfy the applicable coverage tests and, as a result, there may be reduced funds available for GF 2013-2 to make additional investments or to make distributions on the Company’s equity interests in GF 2013-2. Additionally, compliance is measured on each day collateral loans are purchased, originated or sold and in connection with monthly reporting to the note holder. Furthermore, if under the second coverage test the aggregate principal amount of the collateral loans equals 125.0% or less of the aggregate outstanding principal amount on the Class A-1 Notes and remains so for ten business days, an event of default will be deemed to have occurred. As of March 31, 2015 and December 31, 2014, the trustee for the CLO has asserted that all of the coverage tests were met.

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

If these tests are not satisfied with respect to a monthly payment date and are not cured within 45 days, an event of default will be deemed to have occurred and the GLC Trust 2013-2 Notes will become immediately due and payable, in accordance with the terms of the indenture. As of March 31, 2015, all of the coverage tests were met.

The table below shows the weighted average interest rates and weighted average effective interest rates of the GF 2013-2 Notes and the GLC Trust 2013-2 Notes as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Senior Secured Revolving Note:
Weighted average interest rate	2.16%	2.16%
Weighted average effective interest rate (1)	2.27	2.25
Senior Secured Term Notes:
Weighted average interest rate	2.75	2.74
Weighted average effective interest rate (1)	3.15	3.15
GLC Trust 2013-2 Class A Note:
Weighted average interest rate	3.00	3.00
Weighted average effective interest rate (1)	3.36	4.01
Total
Total Weighted average interest rate	2.67	2.73
Total Weighted average effective interest rate	3.00	3.03
___________

(1)	Includes the effects of deferred debt issuance costs.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

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

The Investment Adviser earned management fees under the Investment Advisory Agreement in the amount of $1,989,544 and $1,957,781, for the three months ended March 31, 2015, and March 31, 2014, respectively.

Management fees in the amount of $1,989,544 and $268,098 were payable as of March 31, 2015 and December 31, 2014, respectively, and are included in management fee payable on the consolidated statements of financial condition.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

8. Related Party Transactions  – (continued)

The portion of such incentive fee that is attributable to deferred interest (such as PIK interest or original issue discount) will be paid to the Investment Adviser, together with any other interest accrued on the loan from the date of deferral to the date of payment, only if and to the extent the Company actually receives such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. Any reversal of such amounts would reduce net income for the quarter by the net amount of the reversal (after taking into account the reversal of incentive fees payable) and would result in a reduction and possible elimination of the incentive fees for such quarter. For the avoidance of doubt, no incentive fee will be paid to the Investment Adviser on amounts accrued and not paid in respect of deferred interest. For the three months ended March 31, 2015 and March 31, 2014, the Investment Adviser earned an income-based incentive fee on pre-incentive fee net investment income, as calculated under the Investment Advisory Agreement, of $1,675,408 and $1,298,982, respectively.

The second component, which is capital gains-based, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and equals 20% of the Company’s cumulative aggregate realized capital gains through the end of such year, computed net of the Company’s aggregate cumulative realized capital losses and aggregate cumulative unrealized capital loss through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees and subject to the Incentive Fee Cap and Deferral Mechanism described below. The capital-gains component of the incentive fee excludes any portion of realized gains (losses) that are associated with the reversal of any portion of unrealized gain/(loss) attributable to periods prior to April 1, 2013. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. For the three months ended March 31, 2015 the Investment Adviser reversed previously accrued capital gains-based incentive fee, as calculated under the Investment Advisory Agreement, of $(846,720). For the three months ended March 31, 2014, the Investment Adviser accrued a capital gains-based incentive fee, as calculated under the Investment Advisory Agreement, of $1,424,454.

Under U.S. GAAP, we are required to accrue a capital gains incentive fee based upon the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital gain and loss on investments held at the end of each period. If such amount is positive at the end of a period, then the Company will record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period.

The Investment Advisory Agreement does not permit unrealized capital gains for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital gains, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement (as described above). For the three months ended March 31, 2015 the Investment Adviser reversed previously accrued capital gains-based incentive fee, as calculated under the Investment Advisory Agreement, of $(133,707). For the three months ended March 31, 2014, the Investment Adviser accrued a capital gains-based incentive fee, as calculated under the Investment Advisory Agreement, of $882,897.

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

Incentive fees in the amount of $694,981 and $3,606,333 were earned for the three months ended March 31, 2015 and March 31, 2014, respectively. Incentive fees in the amount of $2,465,722 and $2,816,310 were payable as of March 31, 2015 and December 31, 2014, respectively, and are included in incentive fee payable on the consolidated statements of financial condition.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

8. Related Party Transactions  – (continued)

Administration Agreement

As discussed in Note 1, GARS entered into the Administration Agreement with GARS Administrator. Under the Administration Agreement, the GARS Administrator provides the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as the GARS Administrator, subject to review by the Board, from time to time determines to be necessary or useful to perform its obligations under the Administration Agreement. The GARS Administrator is responsible for the financial and other records that the Company is required to maintain and prepare reports to stockholders, and reports and other materials filed with the Securities and Exchange Commission (the “SEC”). The GARS Administrator provides on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance. No managerial assistance was provided to any portfolio companies for the three months ended March 31, 2015 and March 31, 2014.

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

Administrator charges for the three months ended March 31, 2015 and March 31, 2014 were $241,647 and $205,235, respectively. Administration fees of $167,192 were payable to the GARS Administrator as of March 31, 2015 and $74,455 were prepaid as of December 31, 2014, respectively.

Directors’ Fees

The Company’s independent directors each receive an annual fee of $75,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each in-person Board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting.

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

Independent directors earned Directors’ Fees of $106,236 and $93,205 for the three months ended March 31, 2015 and March 31, 2014, respectively. No directors’ fees were payable as of March 31, 2015 and March 31, 2014.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

8. Related Party Transactions – (continued)

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

As of December 31, 2014, the Garrison Funds owned an aggregate of 2,024,372 or 12.1%, of the total outstanding common shares of GARS, and the officers and directors of the Company directly owned an aggregate of 73,032, or 0.4%, of the total outstanding common shares of GARS. On March 19, 2015, GSOF LLC, GSOF-SP LLC, GSOF-SP II LLC, GSOF-SP DB LLC, GSOIF Corporate Loan Pools Ltd., and GCOH SubCo 2014-1 LLC. (collectively, the “Garrison Offering Funds”) sold an aggregate 884,990 shares of GARS common stock in a secondary offering. In connection with this sale, the Garrison Offering Funds agreed to reimburse the Company for certain fees and expenses in the amount of $18,654 incurred in connection with the filing of the Company’s Registration Statement. On March 23, 2015, the Garrison Offering Funds sold an aggregate of 125,000 shares of GARS common stock in a private offering. As of March 31, 2015, the Garrison Offering Funds held zero shares of GARS common stock.

As of March 31, 2015, GSOF 2014 LLC, GSOF-SP 2014 LLC, GSOF-SP 2014 II LLC, GCOH SubCo 2014-2 LLC, Garrison Capital Fairchild I Ltd., Garrison Capital Fairchild II Ltd. and Garrison Capital Adviser Holdings MM LLC owned an aggregate of 1,014,382, or 6.1%, of the total outstanding common shares of GARS, and the officers and directors of the Company directly owned an aggregate of 83,938, or 0.5%, of the total outstanding common shares of GARS.

Other

Garrison Loan Agency Services LLC acts as the administrative and collateral agent for certain loans held by the Company. No fees were paid by the Company to Garrison Loan Agency Services LLC during the three months ended March 31, 2015 and March 31, 2014.

The Company may invest alongside other clients of the Investment Manager and their affiliates in certain circumstances where doing so is consistent with applicable law, SEC staff interpretations and the terms of our exemptive relief.

On March 13, 2015, Garrison SBIC received final committee approval for a license from the United States Small Business Administration, or SBA, to operate as a small business investment company, or SBIC. We expect that the SBIC license will be issued following final action by the SBA Administrator.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

9. Financial Highlights

The following table represents financial highlights for the Company for the three months ended March 31, 2015 and March 31, 2014:

	March 31, 2015	March 31, 2014
Per share data
Net asset value per common share at beginning of period	$15.58	$15.16
Increase in net assets from operations:
Net investment income	0.46	0.17
Net realized (loss)/gain on investments	(0.03)	0.53
Net unrealized (loss) on investments	(0.25)	(0.06)
Net increase in net assets from operations	0.18	0.64
Stockholder transactions
Cash distributions	(0.35)	(0.35)
Total additions from and dividends and distributions to stockholders	(0.35)	(0.35)
Net asset value per common share at end of period	$15.41	$15.45
Per share market value at end of period	14.90	14.13
Total book return (1)	1.16	4.22%
Total market return (2)	5.61%	4.33%
Common shares outstanding at beginning of period	16,758,779	16,758,779
Common shares outstanding at end of period	16,758,779	16,758,779
Weighted average common shares outstanding	16,758,779	16,758,779
Net assets at beginning of period	$261,102,068	$254,080,598
Net assets at end of period	$258,208,568	$258,891,512
Average net assets (3)	$262,282,793	$257,169,888
Ratio of net investment income to average net assets (3)(7)	10.65%	8.70%
Ratio of net expenses to average net assets (4)(7)	9.91%	8.85%
Ratio of portfolio turnover to average investments at fair value (4)	7.77%	21.30%
Asset coverage ratio (5)	212.85%	215.02%
Average outstanding debt (6)	$236,044,513	$212,307,085
Average debt per common share	$14.08	$12.67

(1)	Total book return equals the net increase of ending net asset value from operations over the net asset value per common share per unit at beginning of the period.

(2)	Based upon the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.

(3)	Calculated utilizing monthly net assets.

(4)	Calculated based on monthly average investments at fair value.

(5)
In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.

(6)	Calculated based on monthly debt outstanding.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

10. Earnings per Share

The following table sets forth the computation of the net increase in net assets per share resulting from operations, pursuant to FASB ASC 260, Earnings per Share (“ASU 260”), for the three months ended March 31, 2015 and March 31, 2014:

	Three months ended March 31, 2015	Three months ended March 31, 2014
Net increase in net assets resulting from operations	$2,972,073	$10,676,487
Basic weighted average shares outstanding	16,758,779	16,758,779
Basic earnings per share	$0.18	$0.64

11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table reflects the cash distributions, including dividends and returns of capital per share, that we have declared on our common stock for the three months ended March 31, 2015 and March 31, 2014:

Record Dates	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
Three months ended March 31, 2015 (1)
March 20, 2015	March 3, 2015	March 27, 2015	$5,865,573	$0.35
			$5,865,573	$0.35

(1)	Does not include any return of capital for tax purposes.

Record Dates	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
Three months ended March 31, 2014 (1)
March 21, 2014	March 11, 2014	March 28, 2014	$5,865,573	$0.35
			$5,865,573	$0.35

(1)	Does not include any return of capital for tax purposes.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

12. Commitments and Contingencies

The Company had outstanding commitments to fund investments totaling $17,310,827 and $18,180,287 under various undrawn revolvers and other credit facilities as of March 31, 2015 and December 31, 2014, respectively.

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

13. Subsequent Events

On April 30, 2015, the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which will be paid on June 26, 2015 to stockholders of record as of June 12, 2015.

These consolidated financial statements were approved by the Board and were available for issuance on May 5, 2015. Subsequent events have been evaluated through this date. No material subsequent events other than as disclosed above have occurred through this date.

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

As of March 31, 2015, we held investments in 57 portfolio companies with a fair value of $452.0 million, including investments in 45 portfolio companies held through the CLO. The investments held by the CLO as of March 31, 2015 consisted of senior secured and second lien loans fair valued at $333.1 million and related indebtedness of $200.3. The loans held by the CLO (held at fair value), together with cash and other assets held by the CLO, equaled approximately $346.0 million as of March 31, 2015. As of March 31, 2015, our portfolio had an average investment size of approximately $6.7 million, a weighted average yield of 10.8% and a weighted average contractual maturity of 44 months. Weighted average yield is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future schedule principal amortizations. Weighted average yield is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations. Weighted average yield represents the portfolio yield and may be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors.

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

Recent Developments

On April 30, 2015, the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which will be paid on June 26, 2015 to stockholders of record as of June 12, 2015.

Market Trends

Demand for capital during the first quarter of 2015 was limited by light sponsor activity and a sluggish economic climate. Middle-market loan volumes were down for the first quarter of 2015 compared to the fourth quarter of 2014. Volume continued to be primarily driven by merger and acquisition activity in the broader middle-market.

We believe that capital remains limited in the lower middle-market as many traditional lenders to these companies have exited the business due to regulatory restrictions, and many competitors have moved up-market to focus their attention on larger borrowers. Sponsor and club business continues to represent the majority of direct lending opportunities in the lower middle-market, although we have seen banks, other non-bank finance companies and funds participate in select one-off financings. As a result we have seen a slight narrowing of middle-market spreads over the past year as these companies enter the lower middle-market in search of enhanced yields although, lower middle-market opportunities continued to command better pricing and structures than in the broadly syndicated market and upper middle-market. Portfolio leverage multiples overall are in line with the previous quarter and historical averages.

We believe that our expertise in providing non-traditional financing solutions to the lower middle-market allows us to tailor loan structures that meet borrower objectives while commanding premium pricing and maximizing the preservation of capital although increased competition could result in further spread compression.

Consolidated Results of Operations

The results of operations described below may not be indicative of the results we report in future periods. Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized gains and losses. As a result, quarterly comparisons of net income may not be meaningful.

Consolidated operating results for the three months ended March 31, 2015 and March 31, 2014 are as follows:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Variance
Dollar amounts in thousands, except per share data	(Unaudited)	(Unaudited)	(Unaudited)
Net investment income	7,682	2,889	4,793
Total investment income	13,479	11,282	2,197
Total expenses	5,797	8,393	(2,596)
Net realized loss on investments	(490)	8,897	(9,387)
Net change in unrealized loss from investments	(4,220)	(1,109)	(3,111)
Net increase in net assets resulting from operations	2,972	10,676	(7,704)

Net investment income per share	0.46	0.17	0.29
Net realized/unrealized loss from investments per share	(0.28)	0.47	(0.75)
Net earnings per share	0.18	0.64	(0.46)
Net asset value per share	15.41	15.45	(0.04)

Net Investment Income

Net investment income for the three months ended March 31, 2015 and March 31, 2014 was $7.7 million and $2.9 million, respectively. Net investment income increased by $4.8 million for the three months ended March 31, 2015 from the three months ended March 31, 2014 as described below under “Investment Income” and “Expenses.”

Investment Income

Investment income for the three months ended March 31, 2015 and March 31, 2014 was $13.5 million and $11.3 million, respectively. Investment income increased by $2.2 million for the three months ended March 31, 2015 from the three months ended March 31, 2014 due to an increase in interest income in the amount of $2.4 million, an increase in other income of $0.2 million and a decrease in dividend income of $(0.4) million. The increase in interest income was largely driven by the increase in the average portfolio investment balance and an increased weighted average yield on investments during the three months ended March 31, 2015 as compared to March 31, 2014. The increase in other income was primarily driven by loan amendment fees recognized during the three months ended March 31, 2015. The Company did not recognize any dividend income during the three months ended March 31, 2015.

Expenses

Total expenses for the three months ended March 31, 2015 and March 31, 2014 were $5.8 million and $8.4 million, respectively.

The following tables summarize our expenses, excluding accrued excise tax for the three months ended March 31, 2015 and March 31, 2014:

(in thousands)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Three Months Variance
	(Unaudited)	(Unaudited)	(Unaudited)
Interest	$1,850	$1,749	$101
Management fees	1,990	1,958	32
Incentive fees	695	3,606	(2,911)
Professional fees	316	400	(84)
Directors’ fees	106	93	13
Administrator expenses	242	205	37
Other expenses	552	382	170
	$5,751	$8,393	$(2,642)

Interest expense increased $0.1 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to an increase in average debt outstanding. As of the three months ended March 31, 2015 and March 31, 2014, we had $228.0 million and $224.5 million of debt outstanding, respectively.

Incentive fees decreased $2.9 million for the three months ended March 31, 2015 from the three months ended March 31, 2014 primarily due to unrealized loss of investments which was partially offset by an increase in net investment income.

Other expenses for the three months ended March 31, 2015 increased by $0.2 million from the three months ended March 31, 2014 primarily as a result of servicing and other fees incurred by GLC Trust 2013-2.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

For the three months ended March 31, 2015 and March 31, 2014 we realized a net loss on investments of $(0.5) million and a net gain on investments of $8.9 million, respectively.

Net realized losses for the three months ended March 31, 2015 were primarily driven by $(0.8) million of realized losses in GLC Trust 2013-2’s consumer loan portfolio offset by $0.3 million of realized gains resulting from the repayment of one portfolio investment and other partial repayments.

Net realized gains for the three months ended March 31, 2014 were driven primarily by $8.1 million of realized gains incurred from the sale of the parent company of one portfolio company, Anchor Drilling Fluids USA, Inc. (“Anchor”), resulting in the early full repayment of the debt and sale of the equity, with the remaining net realized gain of $0.8 million resulting from the early full repayment of eight portfolio companies and other partial loss repayments.

For the three months ended March 31, 2015 and March 31, 2014, the net change in unrealized loss on investments was $4.2 million and $1.1 million, respectively.

The net change in unrealized loss for the three months ended March 31, 2015 was driven primarily by the negative credit related adjustments of three portfolio investments in the amount of $(4.7) million and the $(0.3) million reversal of prior period unrealized gain as a result of the repayment of one investment. This was offset by the increase in value of one portfolio investment of $0.7 million. The remaining net change in unrealized loss on investments was due to a net increase of $0.1 million in the market value of the portfolio.

The net change in unrealized loss for the three months ended March 31, 2014 was driven primarily by the reversal of prior period unrealized gain in the amount of $(1.8) million as a result of the sale of the parent company of Anchor. The remaining net change in unrealized loss on investments was due to the increase in the market value of the portfolio in the amount of $0.8 million offset by the reversal of prior period unrealized gain of $(0.1) million.

Net Increase in Net Assets from Operations

We had a net asset value per common share outstanding on March 31, 2015 of $15.41. We had a net asset value per common share outstanding on December 31, 2014 of $15.58.

Based on 16,758,779 basic weighted average shares outstanding, the net increase in net assets from operations per share for the three months ended March 31, 2015 was $0.18.

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

In addition to proceeds from public and private offerings of securities, our CLO and our GLC Trust 2013-2 Notes, as of March 31, 2015 we have identified six portfolio companies with a total par value of $22.9 million and a fair value of $22.0 million which are transitory, which we define as those investments that generally yield less than 9.0%. We view these investments as an additional source of liquidity to meet our investment objectives.

Our primary use of funds from operations includes investments in portfolio companies, cash distributions to holders of our common stock, payments of interest on our debt, and payments of fees and other operating expenses we incur. We believe that our existing cash and cash equivalents and our transitory portfolio as of March 31, 2015 will be sufficient to fund our anticipated funding requirements through at least March 31, 2016.

On April 30, 2015, the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which will be paid on June 26, 2015 to stockholders of record as of June 12, 2015.

As of March 31, 2015 and December 31, 2014, we had cash and cash equivalents of $20.4 million and $13.7 million, respectively. Also, as of March 31, 2015 and December 31, 2014, we had restricted cash and cash equivalents of $8.5 million and $14.3 million, respectively. For purposes of U.S. generally accepted accounting principles, or U.S. GAAP, we consider cash equivalents to be highly liquid financial instruments with original maturities of three months or less and cash held in overnight sweep deposit accounts.

During the three months ended March 31, 2015, cash and cash equivalents increased by $6.7 million as a result of net cash provided by operating activities of $25.8 million offset by cash used in financing activities in the amount of $19.1 million.

During the three months ended March 31, 2015, cash provided by operating activities resulted mainly from $7.7 million of net investment income, $11.9 million of net repayments of investments, a $5.8 million decrease in restricted cash and a $1.4 million increase in payables to affiliates. Net cash used in financing activities resulted from cash distributions of $5.9 million, repayments on the senior secured revolving note of $9.5 million and repayment of the GLC Trust 2013-2 Revolver of $3.8 million.

During the three months ended March 31, 2014, cash and cash equivalents increased by $12.7 million as a result of net cash provided by operating activities of $14.2 million offset by cash used in financing activities in the amount of $1.5 million.

During the three months ended March 31, 2014, cash provided by operating activities resulted from net investment income in the amount of $10.7 million, repayments and sales of investments in the amount of $67.6 million and $24.6 million, respectively, as well as a decrease in restricted cash and cash equivalents in the amount of $15.5 million and an increase in due to counterparties in the amount of $10.5 million, offset by purchases of investments in the amount of $109.8. Net cash used in financing activities resulted from cash distributions in the amount of $5.9 million, offset by proceeds from borrowings on the GLC Trust 2013-2 Revolver in the amount of $4.4 million

As of March 31, 2015 and December 31, 2014, we had $17.3 million and $18.2 million, respectively, of unfunded obligations with a fair value of $(0.3) million and $(0.3) million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2015 and December 31, 2014, respectively, subject to the terms of each loan’s respective credit agreement.

Subject to leverage and borrowing base restrictions, as of March 31, 2015, we had approximately $9.5 available for additional borrowings under the CLO and no available borrowings under the GLC Trust 2013-2 Revolver. As of December 31, 2014, we had approximately $0 and $0.8 million available for additional borrowings under the CLO and GLC Trust 2013-2 Revolver, respectively.

Portfolio Composition and Select Portfolio Information

As of March 31, 2015, we held investments in 57 portfolio companies with a fair value of $452.0 million. As of March 31, 2015, our portfolio had an average investment size of approximately $6.7 million, a weighted average yield of 10.8% and a weighted average contractual maturity of 44 months.

The following table shows select information of our portfolio for the periods from March 31, 2014 to March 31, 2015.

Summary of Portfolio characteristics ($ in millions)	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total Market Value	$452.0	$467.8	$448.6	$433.6	$455.2
Number of portfolio companies	57	57	56	62	71
Average investment size (1)	$6.7	$6.8	$6.6	$5.8	$5.3
Weighted average yield (2)	10.8%	10.5%	10.0%	10.4%	10.0%
Weighted average price (1)	95.9	97.1	98.0	98.3	99.1
First lien	85.8%	85.3%	78.8%	77.1%	85.3%
Second lien & mezzanine/subordinated	5.5%	5.4	8.7%	7.1%	6.8%
Consumer loans	6.9%	7.8%	9.0%	10.5%	5.3%
Equity & other	1.8%	1.5%	3.5%	5.3%	2.6%
Originated (3)	50.4%	48.1%	46.9%	39.6%	36.1%
Club (4)	27.0%	27.4%	24.2%	24.7%	19.9%
Purchased	22.6%	24.5%	28.9%	35.7%	44.0%
Fixed (1)	9.1%	9.2%	13.8%	12.3%	8.1%
Floating (1)	90.9%	90.8%	86.2%	87.7%	91.9%
Performing (1)	99.1%	99.1%	99.1%	98.8%	100.0%
Non-performing (1)	0.9%	0.9%	0.9%	1.2%	-%
Weighted average debt/EBITDA (1) (2) (5)	3.6x	3.6x	3.4x	3.5x	3.5x
Weighted average risk rating (1)	2.48	2.52	2.40	2.33	2.24

(1)	Excludes consumer loans and equity investments.

(2)
Excludes investments with a risk rating of 4, unfunded revolvers and equity investments, as well as non-operating portfolio companies, which we define as those loans collateralized by real estate, proved developed producing value or other hard assets.

(3)	Originated positions include investments where we have sourced and led the execution of the deal.

(4)	Club positions include investments where we provided direct lending to a borrower with one or two other lenders but did not lead the deal.

(5)	June 30, 2014 includes the transfer of three portfolio companies with a par value of $13.2 million, from Transitory to Core, based on the current yield.

Ongoing Monitoring

We view portfolio monitoring as a vital part of the investment process. Our Investment Adviser monitors the financial trends of each portfolio company to determine if it is meeting it’s respective business plan and to assess the appropriate course of action for each company.

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

The following table shows the distribution of our investments on the 1 to 4 investment performance rating scale at fair value, excluding our interest in GLC Trust 2013-2 and equity investments as of as of March 31, 2015 and our interest in GLC Trust 2013-2 as of December 31, 2014.

	As of March 31, 2015		As of December 31, 2014
($ in millions)	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Risk Rating 1	$34.9	8.5%	$5.4	1.3%
Risk Rating 2	176.9	42.8	211.6	49.9
Risk Rating 3	187.8	45.5	199.1	46.9
Risk Rating 4	13.4	3.2	8.2	1.9
	$413.0	100.0%	$424.3	100.0%

The weighted average risk rating of the portfolio was 2.48 and 2.52 as of March 31, 2015 and December 31, 2014, respectively.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2015 and December 31, 2014, we had $17.3 million and $18.2 million of outstanding commitments to fund such investments, respectively.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2015 is as follows:

	Payments Due by Period (in millions)
	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
CLO	$—	$—	$—	$200.9	$200.9
GLC Trust 2013-2 Class A Notes	—	—	—	27.1	27.1
Unfunded commitments (1)	17.3	—	—	—	17.3
Commitments to purchase loans	—	—	—	—	—
Total contractual obligations	$17.3	$—	$—	$228.0	$245.3

(1)
Unfunded commitments represent all amounts unfunded as of March 31, 2015. These amounts may or may not be funded to the borrowing party in the future. The unfunded commitments are related to senior secured revolving loans. We reflect this amount in the less than one-year category because the entire amount was eligible for funding as of March 31, 2015.

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

In valuing our debt investments, the Investment Adviser generally uses various approaches, including proprietary models that consider the analyses of independent valuation agents as well as credit risk, liquidity, market credit spreads, other applicable factors for similar transactions, bid quotations obtained from other financial institutions that trade in similar investments or based on bid prices provided by independent third party pricing services.

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

We accrue interest income if it expects that ultimately it will be able to collect such income. Generally, when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Investment Adviser will place the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest.

We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. For the three months ended March 31, 2015 and March 31, 2014, we had recognized $0.7 million and $0 million, respectively, in charge offs in realized losses from investments for consumer loans held by GLC Trust 2013-2. We had no investment placed on non-accrual status as of March 31, 2015 and one investment that was placed on non-accrual status as of December 31, 2014.

Any original issue discounts, as well as any other purchase discounts or premiums on debt investments, are accreted or amortized and included in interest income, over the maturity periods of the investments. If a loan is placed on non-accrual status, we will cease recognizing amortization of original issue discount and purchase discount until all principal and interest is current through payment or until a restructuring occurs, such that the income is deemed to be collectible.

Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected.

Interest Expense

Interest expense is recorded on an accrual basis and is adjusted for amortization of deferred debt issuance costs and any original issue discount.

Other Expenses

Certain expenses related to rating fees, due diligence, valuation expenses and independent collateral appraisals may arise when we make certain investments. These expenses are recognized in the consolidated statement of operations within ratings fees and other expenses as they are incurred.

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

We intend to comply with all RIC qualification provisions contained in the Code including certain source-of-income and asset diversification requirements as well as the annual distribution requirements, which require us to distribute to our stockholders an amount generally equal to at least 90% of “investment company taxable income.” “Investment company taxable income” is generally defined as net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses. As a RIC, we do not have to pay corporate-level U.S. federal income taxes on any net ordinary income or net capital gains that we distribute to our stockholders in a timely manner. However, we are subject to U.S. federal income taxes at regular corporate tax rates on any net ordinary income or net capital gain not distributed to our stockholders assuming at least 90% of our investment company taxable income is distributed each taxable year.

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2015 and March 31, 2014, $0.1 million and $0 million was recorded for U.S. federal excise tax.

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

Assuming that the interim and unaudited consolidated statement of financial condition as of March 31, 2015 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates ($ in thousands)	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in investment income
Down 25 basis points	$-	$(309)	$309
Up 50 basis points	29	1,004	(975)
Up 100 basis points	871	2,009	(1,138)
Up 200 basis points	4,341	4,017	324
Up 300 basis points	8,122	6,026	2,096

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

Item 1A: Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K filed with the SEC on March 4, 2015, and our Form N-2, as amended, filed on April 1, 2015, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

Effective as of the conclusion of the meeting of our Board of Directors on May 1, 2015, the Board appointed Michael L. Butler as our Chief Compliance Officer and Secretary. Mr. Chase remains our Chief Financial Officer and Treasurer.

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

Garrison Capital Inc.

Dated: May 5, 2015	By /s/ Joseph Tansey Joseph Tansey Chief Executive Officer (Principal Executive Officer)

Dated: May 5, 2015	By /s/ Brian Chase Brian Chase Chief Financial Officer (Principal Financial Officer)

Dated: May 5, 2015	By /s/ Michelle Rancic Michelle Rancic Chief Accounting Officer (Principal Accounting Officer)