Form 10-K/A
period 2014-12-31
Garrison Capital Inc.
filed 2015-07-21
CIK 1509892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
 Amendment No. 1

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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. Such proxy statement was filed with the Securities and Exchange Commission on March 19, 2015.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that was filed with the Securities and Exchange Commission on March 4, 2015 (the “Form 10-K”).
This Amendment amends Part II, Item 8, “Financial Statements and Supplementary Data” and Part IV, Item 15, “Exhibits and Financial Statement Schedules,” of our Form 10-K.  We made the following amendments in response to comments received from the staff of the Securities and Exchange Commission: (i) revised Item 8 to reflect an amended report from McGladrey LLP regarding its opinion on the consolidated financial statements and GLC Trust 2013-2 schedule of investments; (ii) revised Item 15 to update the GLC Trust schedule of investments in Exhibit 99.2 to include appropriate headings; and (iii) revised Item 15 to update required certifications of our chief executive officer and chief financial officer under the Sarbanes-Oxley Act of 2002. Pursuant to the rules and regulations of the Securities and Exchange Commission, we have re-filed Item 8 in its entirety.
There are no other changes to the Form 10-K other than as set forth above. This Amendment does not reflect events occurring after the March 4, 2015 filing of our Form 10-K or modify or update the disclosures set forth in the Form 10-K in any way. As a result, this Amendment contains forward-looking information that has not been updated for events subsequent to the March 4, 2015 filing of our Form 10-K, and we direct you to our SEC filings made subsequent to March 4, 2015 for additional information.

Table of Contents
PART II
Page

Item 8. Financial Statements and Supplementary Data	1

PART IV
Item 15. Exhibits and Financial Statement Schedules	61
Signatures

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

We have audited the accompanying consolidated statement of financial condition of Garrison Capital Inc. and Subsidiaries (the "Company"), including the consolidated schedule of investments, as of December 31, 2014 and the related consolidated statements of operations, changes in net assets/members' capital and cash flows for the year ended December 31, 2014 and the GLC Trust 2013-2 schedule of investments as of December 31, 2014 included as an Exhibit. These consolidated financial statements and GLC Trust 2013-2 schedule of investments are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and GLC Trust 2013-2 schedule of investments based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2014, by correspondence with the custodians, loan agents, trustees or management of the underlying investments, as applicable, or by other appropriate auditing procedures where replies from these parties, as applicable, were not received. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements and GLC Trust 2013-2 schedule of investments referred to above present fairly, in all material respects, the financial position of Garrison Capital Inc. and Subsidiaries as of December 31, 2014, the results of their operations, and their cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

PART IV
Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 2.

(2)	Financial Statement Schedules — None.

(3)	Exhibits.

Number	Description
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00878), filed on May 13, 2013).
3.2*	Amended and Restated Bylaws.
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

11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report).
14.1
Joint Code of Ethics of the Registrant and Garrison Capital Advisers LLC (Incorporated by reference to Exhibit (2)(r) to the Registrant’s Registration Statement on Form N-2 (File No. 333-195003), filed on April 3, 2014).

21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
24	Power of attorney
31.1**	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Number	Description
99.1*	Privacy Policy of the Registrant
99.2**	GLC Trust 2013-2 Consumer Loan Pool Schedule of Investments.

* **	Previously filed with our Annual Report on Form 10-K submitted on March 4, 2015. Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GARRISON CAPITAL INC.
By: /s/ Joseph Tansey Name: Joseph Tansey Title: Chief Executive Officer Date: July 21, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Tansey	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	July 21, 2015
Joseph Tansey

/s/ Brian Chase	Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	July 21, 2015
Brian Chase

/s/ Michelle Rancic	Chief Accounting Officer (Principal Accounting Officer)	July 21, 2015
Michelle Rancic

*	Director	July 21, 2015
Rafael Astruc

*	Director	July 21, 2015
Roy Guthrie

*	Director	July 21, 2015
Cecil Martin

*	Director	July 21, 2015
Bruce Shewmaker

*	Director	July 21, 2015
Matthew Westwood

*By: /s/ Joseph Tansey
Name: Joseph Tansey Title: Attorney-in-fact