Form 10-Q
period 2015-06-30
Garrison Capital Inc.
filed 2015-08-04
CIK 1509892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

As of August 3, 2015 the Registrant had 16,758,779 shares of common stock, $0.001 par value, outstanding.

i

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Financial Condition

Part I. Financial Information

Item 1. Financial Statements

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Cash	$28,126,513	$13,651,269
Restricted cash	20,616,490	14,260,013
Due from counterparties	1,781,998	1,615,125
Investments, at fair value
Non-control/Non-affiliate investments (amortized cost of $434,196,881 and $467,903,883, respectively)	435,072,183	467,769,463
Accrued interest receivable	4,406,476	3,506,456
Deferred debt issuance costs (net of accumulated amortization of $2,539,041 and $2,141,113, respectively)	4,455,182	4,418,235
Deferred offering costs	439,629	314,018
Prepaid administrator fee	-	74,455
Other assets	542,554	232,429
Total assets	$495,441,025	$505,841,463

Liabilities
Due to counterparties	$110,409	$109,204
Incentive fee payable	1,902,919	2,816,310
Management fee payable	1,983,114	268,098
Administrator fee payable	336,617	-
GLC Trust 2013-2 Class A note (Note 7)	22,787,973	30,512,712
Senior secured revolving note (Note 7)	47,600,000	50,000,000
Senior secured term notes (Note 7)	159,781,013	159,746,787
SBIC borrowings	3,500,000	-
Interest payable	655,446	689,610
Accrued expenses and other payables	564,069	596,674
Total liabilities	$239,221,560	$244,739,395

Commitments and contingencies (Note 12)

Net assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 16,758,779 and 16,758,779 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	$16,759	$16,759
Paid-in-capital in excess of par	257,740,910	257,740,910
Under distributed net investment income	3,127,323	-
Accumulated net realized (loss)/gain from investments	(5,532,215)	3,478,818
Net unrealized gain/(loss) from investments	866,688	(134,419)
Total net assets	256,219,465	261,102,068
Total liabilities and net assets	$495,441,025	$505,841,463

Shares of common stock outstanding	16,758,779	16,758,779
Net asset value per share	$15.29	$15.58

See accompanying notes to consolidated financial statements

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2015 (unaudited)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Common Equity
Apparel Products
Everyware Global, Inc., Common*	242,035	$2,714,175	$2,714,175	1.06%
Total Apparel Products		2,714,175	2,714,175	1.06
Health Services
Juniper TGX Investment Partners, LLC, Common	3,146	670,623	966,288	0.38
Total Health Services		670,623	966,288	0.38
Miscellaneous Manufacturing
Valterra Products Holdings, LLC, Common Class A	185,847	185,847	407,005	0.16
Valterra Products Holdings, LLC, Common Class B	20,650	20,650	45,223	0.02
Total Miscellaneous Manufacturing		206,497	452,228	0.18
Miscellaneous Retail
Faraday Holdings, LLC, Common	2,265	110,409	110,409	0.04
Provo Craft Holdings, LLC, Common	1,110	-	-	-
Total Miscellaneous Retail		110,409	110,409	0.04
Transportation Services
EZE Trucking, LLC, Common	2,898	267,801	-	-
Total Transportation Services		267,801	-	-
Total Common Equity		$3,969,505	$4,243,100	1.66%
Preferred Equity
Consumer Finance Services
Prosper Marketplace Series B Preferred Stock(1)(2)	261,912	$789,962	$6,512,540	2.54%
Total Consumer Finance Services		789,962	6,512,540	2.54
Total Preferred Equity		$789,962	$6,512,540	2.54%
Debt Investments
Agricultural Services
BFN Operations LLC , Term Loan*
Libor ("L") + 10.00%, 1.00% L Floor, 5/15/2020	10,500,000	$10,294,615	$10,294,500	4.02%
Total Agricultural Services		10,294,615	10,294,500	4.02
Apparel Products
Joe's Jeans Inc., Term Loan*
L+ 12.75%, 1.25% L Floor, 9/30/2018	10,486,963	10,350,621	10,350,506	4.04
Total Apparel Products		10,350,621	10,350,506	4.04
Automotive
CTC Casting Technologies, Inc. (Compass), Loan*
L+ 6.75%, 0.75% L Floor, 3/28/2019	9,887,500	9,813,533	9,813,479	3.83
Penda Corporation, Term Loan(3)
14.00% Cash, 2.00% PIK, 1/26/2019	7,435,543	7,342,070	7,435,543	2.90
Total Automotive		17,155,603	17,249,022	6.73

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2015 (unaudited)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Broadcasting & Entertainment
CF Entertainment Inc. (Entertainment Studios), Term Loan*
L+ 7.50%,1.00% L Floor, 6/26/2019	9,885,640	$9,806,815	$9,806,718	3.83%
Total Broadcasting & Entertainment		9,806,815	9,806,718	3.83
Building & Real Estate
ShelterLogic Corp., Term Loan*
L+ 9.50%, 1.00% L Floor, 7/30/2019	10,303,125	10,134,980	10,134,867	3.96
Total Building & Real Estate		10,134,980	10,134,867	3.96
Chemicals
Aristech Surfaces LLC, Term Loan B*
L+ 8.00%, 1.00% L Floor, 10/17/2019	10,368,750	10,212,835	10,212,736	3.99
Galata Chemicals, LLC, Term Loan*
L+ 8.00%, 1.00% L Floor, 2/28/2019	3,000,000	2,955,276	3,000,000	1.17
Total Chemicals		13,168,111	13,212,736	5.16
Communications
HC Cable OpCo, LLC, Term Loan*
L+ 8.50%, 1.00% L Floor, 7/17/2018	10,816,614	10,701,339	10,816,614	4.22
Sirva Worldwide, Loan*
L+ 6.25%, 1.25% L Floor, 3/27/2019	8,090,146	8,065,957	8,110,371	3.17
TableTop Media, LLC, Lease**
10.00%, 6/18/2017	1,092,700	1,092,700	1,077,221	0.42
Total Communications		19,859,996	20,004,206	7.81
Consumer Finance Services
PlanMember Financial Corporation, Term Loan*(1)
L+ 8.50%, 1.50% L Floor, 2/14/2018	1,282,705	1,264,841	1,282,705	0.50
Project Sunshine IV Pty Ltd (Sensis), New Term Loans*(1)
L+ 7.00%, 1.00% L Floor, 9/23/2019	6,877,596	6,819,531	6,899,122	2.69
Total Consumer Finance Services		8,084,372	8,181,827	3.19
Electrical Equipment
AbelConn, LLC (Atrenne Computing), Term Loan A*
L+ 8.50%, 1.00% L Floor, 7/17/2019	10,470,334	10,300,951	10,300,836	4.02
Total Electrical Equipment		10,300,951	10,300,836	4.02
Food Stores - Retail
Specialty Bakers LLC, Term Loan*
L+ 7.25%, 1.00% L Floor, 8/7/2019	9,434,982	9,269,876	9,269,766	3.62
Sqwincher Corporation (The), Term Loan*
L+ 10.00%,1.50% L Floor, 8/3/2016	9,061,400	9,007,183	9,152,138	3.57
Total Food Stores - Retail		18,277,059	18,421,904	7.19

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2015 (unaudited)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Health Services
Aurora Diagnostics, LLC, Delayed Draw Term Loan
L+ 7.13%, 1.25% L Floor, 7/31/2019	849,760	$845,049	$845,049	0.33%
Aurora Diagnostics, LLC, Term Loan*
L+ 7.13%, 1.25% L Floor, 7/31/2019	5,608,414	5,559,312	5,559,279	2.17
Forest Park Medical Center at Fort Worth, LLC, Lease
13.00%, 2/11/2020	9,246,161	9,096,888	8,321,545	3.25
Forest Park Medical Center at Fort Worth, LLC, Term Loan
14.00%, on Demand	344,377	336,597	309,939	0.12
Forest Park Medical Center at San Antonio, LLC, Lease
13.00%, 2/11/2020	8,981,658	8,828,364	7,185,326	2.80
Forest Park Medical Center at San Antonio, LLC, Term Loan
14.00%, on Demand	1,951,092	1,913,152	1,560,873	0.61
SCG Capital Corporation (Radiation Therapy), Term Note
12.00%, 5/1/2017	4,951,316	4,951,316	4,951,316	1.93
Theragenics Corporation, Term Loan**
L+ 12.00%, 1.00% L Floor, 2/26/2020	6,490,572	6,369,381	6,369,310	2.49
Walnut Hill Physicians' Hospital, LLC, Lease
12.50%, 4/16/2020	8,327,248	8,327,248	8,327,248	3.25
Total Health Services		46,227,307	43,429,885	16.95
Insurance Agents
Worley Claims Services, LLC, Term Loan*
L+ 8.00%, 1.00% L Floor, 10/31/2020	10,447,500	10,354,607	10,354,559	4.04
Total Insurance Agents		10,354,607	10,354,559	4.04
Miscellaneous Manufacturing
AP Gaming I, LLC, Term B Loan*
L+ 8.25%, 1.00% L Floor, 12/20/2020	10,273,924	10,106,123	10,206,527	3.98
A.S.V., Inc., Term Loan*
L+ 9.50%, 1.00% L Floor, 12/19/2019	9,375,391	9,207,804	9,207,704	3.59
CR Brands, Inc., Term Loan*
L+ 9.25%, 1.00% L Floor, 8/23/2017	10,500,000	10,342,558	10,342,442	4.04
Kranos Acquisition Corp., Term Loan*(3)
L+ 11.00% Cash, 1.00% PIK, 1.00% L Floor, 6/15/2017	10,074,511	9,996,758	10,012,488	3.91
Lexmark Carpet Mills, Inc., Term Loan*
L+ 10.00%, 1.00% L Floor, 12/19/2019	10,500,000	10,265,389	10,265,245	4.01
NPI Holding Corp. (Nudo Products, Inc.), Term Loan*,**
L+ 9.75%, 1.00% L Floor, 1/13/2020	10,500,000	10,309,436	10,309,321	4.01
Nursery Supplies, Inc., Term Loan*
L+ 7.50%,1.00% L Floor, 6/13/2018	10,348,120	10,317,574	10,348,120	4.04
PCCR USA, Inc., Term Loan A*
L+ 8.00%, 1.00% L Floor, 12/1/2019	6,912,500	6,790,701	6,790,626	2.65
PCCR USA, Inc., Term Loan B*
L+ 8.00%, 1.00% L Floor, 12/1/2019	3,456,250	3,380,126	3,380,079	1.32
Profusion Industries, LLC, Term Loan*
L+ 9.00%, 0.50% L Floor, 6/19/2020	10,300,000	10,095,353	10,094,000	3.94
Total Miscellaneous Manufacturing		90,811,822	90,956,552	35.49

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2015 (unaudited)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Miscellaneous Retail
Confluence Outdoor, LLC, Term Loan*
L+ 7.00%, 1.00% L Floor, 4/18/2019	6,656,997	$6,568,507	$6,568,443	2.56%
Confluence Outdoor, LLC, Delayed Draw Term Loan
L+ 7.00%, 1.00% L Floor, 4/18/2019	998,549	998,549	985,267	0.38
Interior Specialists, Inc., Term Loan*
L+ 8.00%, 1.00% L Floor, 6/30/2020	10,300,000	10,094,113	10,094,000	3.94
PD Products, LLC, Term Loan*(3)
L+ 10.50% Cash, 2.50% PIK,1.50% L Floor, 10/4/2018	9,893,800	9,767,078	9,893,800	3.87
PD Products, LLC, Revolver(3)
L+ 10.50% Cash, 2.50% PIK, 1.50% L Floor, 10/4/2018	818,909	818,909	818,909	0.32
Total Miscellaneous Retail		28,247,156	28,360,419	11.07
Miscellaneous Services
NAP Asset Holdings Ltd., Canadian Term Loan*
L+ 7.00%,1.00% L Floor, 3/22/2018	2,405,936	2,392,673	2,405,936	0.94
NAP Asset Holdings Ltd., Term Loan*
L+ 7.00%,1.00% L Floor, 3/22/2018	5,384,713	5,355,030	5,384,713	2.10
SC Academy Holdings, Inc., Term Loan(4)
L+ 14.00%, 7/16/2016	7,760,599	5,587,631	4,066,554	1.59
Speed Commerce, Inc., Term Loan*(3)
L+ 11.00% PIK, 1.00% L Floor, 11/21/2019	10,825,450	10,642,238	10,663,068	4.17
Sprint Industrial Holdings, LLC, Term Loan (First Lien)*
L+ 5.75%, 1.25% L Floor, 5/14/2019	4,848,387	4,823,829	4,290,822	1.67
YourMembership Holding Company, Term Loan A**
L+ 7.00%, 1.00% L Floor, 9/12/2019	10,326,744	10,253,587	10,235,957	3.99
Total Miscellaneous Services		39,054,988	37,047,050	14.46
Oil & Gas
Badlands Production Company (fka Gasco), Term Loan*
L+ 12.50%, 1.00% L Floor, 5/14/2018	10,500,000	10,310,712	10,310,045	4.02
Rooster Energy Ltd., Term Loan*
L+ 11.50%, 1.50% L Floor, 6/25/2018	5,937,705	5,849,127	5,848,640	2.28
Total Oil & Gas		16,159,839	16,158,685	6.30
Printing & Publishing
Dodge Data & Analytics LLC, Term Loan*
L+ 8.75%, 1.00% L Floor, 10/31/2019	9,381,056	9,217,957	9,217,854	3.60
Total Printing & Publishing		9,217,957	9,217,854	3.60
Restaurants
Ted's Cafe Escondido Holdings, Inc., Term Loan A*
L+ 8.00%, 1.50% L Floor, 12/31/2018	6,650,000	6,650,000	6,650,000	2.59
Ted's Cafe Escondido Holdings, Inc., Revolver
L+ 8.00%, 1.50% L Floor, 12/31/2018	300,000	300,000	300,000	0.12
Ted's Cafe Escondido Holdings, Inc., Delayed Draw Term Loan B
L+ 8.00%, 1.50% L Floor, 12/31/2018	1,000,000	1,000,000	1,000,000	0.39
Total Restaurants		7,950,000	7,950,000	3.10

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2015 (unaudited)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Specialty Services
Vistronix, LLC, Term Loan*
L+ 8.00%, 0.50% L Floor, 12/4/2018	9,762,157	$9,694,519	$9,694,465	3.78%
Vistronix, LLC, Revolver
L+ 8.00%, 0.50% L Floor, 12/4/2018	350,000	350,000	347,573	0.14
Total Specialty Services		10,044,519	10,042,038	3.92
Transportation Services
Fleetgistics Holdings, Inc., Term Loan*
L+ 6.13%, 2.00% L Floor, 12/31/2018	1,020,745	1,020,745	918,670	0.36
MXD Group, Inc. (fka Exel Direct Inc.), Term Loan*(3)
L+ 3.00% Cash, 10.00% PIK, 1.00% L Floor, 5/31/2018	13,661,423	13,512,565	12,978,351	5.07
Raymond Express International, LLC, Term Loan*
L+ 7.75%, 1.75% L Floor, 2/28/2018	2,466,210	2,452,759	2,466,210	0.96
Total Transportation Services		16,986,069	16,363,231	6.39
Total Debt Investments		$402,487,387	$397,837,395	155.27%
Financial Assets
Consumer Finance Services
GLC Trust 2013-2 Consumer Loan Pool(1)(5)	27,083,106	$27,083,106	$26,547,436	10.36%
Total Consumer Finance Services		27,083,106	26,547,436	10.36
Total Financial Assets		$27,083,106	$26,547,436	10.36%
Total Non-Control/Non-Affiliate Investments		$434,329,959	$435,140,471	169.83%
Unfunded Obligations
Communications
HC Cable OpCo, LLC, Revolver
0.50%, 7/17/2018	954,784	$(10,175)	$-	-%
TableTop Media, LLC, Lease**
0.00%, 6/18/2017	5,127,178	(15,436)	-	-
Total Communications		(25,611)	-	-
Health Services
Aurora Diagnostics, LLC, Delayed Draw Term Loan B(6)
0.00%, 7/31/2019	2,392,923	(22,682)	(20,840)	(0.01)
Aurora Diagnostics, LLC, Revolver(6)
0.38%, 7/31/2019	1,019,712	(8,928)	(8,934)	(0.01)
Total Health Services		(31,610)	(29,774)	(0.02)
Miscellaneous Retail
Confluence Outdoor, LLC, Delayed Draw Term Loan(6)
2.00%, 4/18/2019	2,329,949	(44,244)	(30,994)	(0.01)
PD Products, LLC, Revolver(3)
0.50%, 10/4/2018	821,716	(21,251)	-	-
Total Miscellaneous Retail		(65,495)	(30,994)	(0.01)

See accompanying notes to consolidated financial statements

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2015 (unaudited)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Unfunded Obligations (continued)
Miscellaneous Services
YourMembership Holding Company, Revolver(6)
0.00%, 9/12/2019	441,314	$(3,126)	$(3,880)	-%
Total Miscellaneous Services		(3,126)	(3,880)	-
Restaurants
Ted's Cafe Escondido Holdings, Inc., Revolver
0.50%, 12/31/2018	200,000	-	-	-
Ted's Cafe Escondido Holdings, Inc., Delayed Draw Term Loan B
1.00%, 12/31/2018	500,000	-	-	-
Total Restaurants		-	-	-
Specialty Services
Vistronix, LLC, Revolver(6)
0.50%, 12/4/2018	525,000	(6,063)	(3,640)	-
Total Specialty Services		(6,063)	(3,640)	-
Transportation Services
Raymond Express International, LLC, Revolver
0.50%, 2/28/2018	215,101	(1,173)	-	-
Total Transportation Services		(1,173)	-	-
Total Unfunded Obligations		$(133,078)	$(68,288)	(0.03)%
Total Investments - United States		$434,196,881	$435,072,183	169.80%

_____________

*	Denotes that all or a portion of the investment is held as collateral by the collateralized loan obligation (the “CLO”) (see Note 7).
**	Denotes that all or a portion of the loan is held by Garrison SBIC.
L = London Interbank Offered Rate.
(1)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(2)	Net of incentive fee payable to a third party equal to 20% of any distribution after the Company has received its full net capital investment plus a 12% preferred return in GLC Trust 2013-2 and Prosper Marketplace Series B Preferred Stock.
(3)	Coupon is payable in cash, and/or payment-in-kind (“PIK”), or a combination thereof.
(4)	Investment is currently in default, not income producing and placed on non-accrual status.
(5)	GLC Trust 2013-2 includes 3,163 small balance consumer loans with an average par of $8,562, a weighted average rate of 15.6% and a weighted average maturity of March 17, 2018. See Note 4 for additional information. See exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 for detail on underlying loans.
(6)	The negative fair value is the result of the unfunded commitment being valued below par. These amounts may or may not be funded to the borrowing party currently or in the future.

All debt investments were income producing as of June 30, 2015, unless otherwise noted. Common and preferred equity investments are non income-producing unless otherwise noted.

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

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2014

Security Description	Par	Cost	Fair Value	% of Net Assets
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

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2014

Security Description	Par	Cost	Fair Value	% of Net Assets
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

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2014

Security Description	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments – (continued)
Investments – United States – (continued)
Debt Investments – (continued)
Miscellaneous Services
Academi Holdings LLC, Second Lien Term Loan* L+ 10.00%, 1.00% L Floor, 7/25/2020	10,000,000	$9,814,683	$9,814,592	3.76%
Dorsey School of Business Holdings, Inc., Term Loan* L+ 8.00%, 1.50% L Floor, 6/28/2018	4,500,000	4,500,000	4,500,000	1.72
Global Traffic Technologies, LLC, Term Loan A* L+ 5.25%, 1.25% L Floor, 6/30/2015	380,563	363,395	380,563	0.15
Global Traffic Technologies, LLC, Term Loan B* L+ 5.25%, 1.25% L Floor, 6/30/2015	3,560,206	3,550,659	3,560,206	1.36
Midwest Technical Institute, Inc., Term Loan A* L+ 10.00%, 1.50% L Floor, 10/4/2017	7,145,870	7,145,870	7,145,870	2.74
Midwest Technical Institute, Inc., Revolver L+ 10.00%, 1.50% L Floor, 10/4/2017	998,550	998,550	998,550	0.38
NAP Asset Holdings Ltd., Canadian Term Loan* L+ 7.00%, 1.00% L Floor, 3/22/2018	2,485,508	2,469,314	2,485,508	0.95
NAP Asset Holdings Ltd., Term Loan* L+ 7.00%, 1.00% L Floor, 3/22/2018	5,562,803	5,526,560	5,562,803	2.13
SC Academy Holdings, Inc., Term Loan(3) 14.00%, 7/16/2016	7,760,599	5,587,631	4,066,554	1.56
Speed Commerce, Inc., Term Loan* L+ 7.50%, 1.00% L Floor, 11/21/2019	10,500,000	10,296,113	10,342,500	3.96
Sprint Industrial Holdings, LLC, Term Loan (First Lien)* L+ 5.75%, 1.25% L Floor, 5/14/2019	4,873,123	4,845,239	4,605,101	1.76
Tecta America Corp., Term Loan* L+ 4.00%, 1.00% L Floor, 7/1/2018	4,039,525	3,873,166	3,837,548	1.47
YourMembership Holding Company, Term Loan A** L+ 7.00%, 1.00% L Floor, 9/12/2019	8,504,666	8,421,130	8,421,081	3.23
Total Miscellaneous Services		67,392,310	65,720,876	25.17
Printing & Publishing
Dodge Data & Analytics LLC, Term Loan* L+ 8.75%, 1.00% L Floor, 10/31/2019	10,500,000	10,296,573	10,296,458	3.94
Total Printing & Publishing		10,296,573	10,296,458	3.94
Oil & Gas
Gasco Production Company, Term Loan* L+ 8.50%, 1.00% L Floor, 8/18/2017	9,985,495	9,766,635	9,766,407	3.74
Total Oil & Gas		9,766,635	9,766,407	3.74

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2014

Security Description	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments – (continued)
Investments – United States – (continued)
Debt Investments – (continued)
Restaurants
Rita's Water Ice Franchise Company, LLC, Term Loan B* L+ 12.50%, 1.50% L Floor, 11/30/2016	4,687,500	$4,687,500	$4,687,500	1.80%
Ted's Cafe Escondido Holdings, Inc., Term Loan A* L+ 8.00%, 1.50% L Floor, 12/31/2018	6,825,000	6,825,000	6,825,000	2.61
Ted's Cafe Escondido Holdings, Inc., Revolver L+ 8.00%, 1.50% L Floor, 12/31/2018	100,000	100,000	100,000	0.04
Total Restaurants		11,612,500	11,612,500	4.45
Specialty Services
Vistronix, LLC, Term Loan* L+ 8.00%, 0.50% L Floor, 12/4/2018	10,014,814	9,935,393	9,935,338	3.81
Total Specialty Services		9,935,393	9,935,338	3.81
Transportation Services
EZE Trucking, LLC, Term Loan*(5) L+ 10.75% Cash, 1.00% PIK, 0.25% L Floor, 7/31/2018	10,499,014	10,230,145	10,604,004	4.06
Fleetgistics Holdings, Inc., Term Loan* L+ 6.13%, 2.00% L Floor, 12/31/2018	1,020,745	1,020,745	918,670	0.35
MXD Group, Inc. (fka Exel Direct Inc.), Term Loan* L+ 13.00%, 1.00% L Floor, 5/31/2018	13,212,500	13,029,870	12,155,500	4.66
Raymond Express International, LLC, Term Loan* L+ 7.75%, 1.75% L Floor, 2/28/2018	3,896,631	3,871,427	3,946,433	1.51
Total Transportation Services		28,152,187	27,624,607	10.58
Total Debt Investments		$429,521,265	$424,575,469	162.62%

Financial Assets
Consumer Finance Services
GLC Trust 2013-2 Consumer Loan Portfolio(1)(4)(6)	36,842,119	$36,842,119	$36,329,807	13.91%
Total Consumer Finance Services		36,842,119	36,329,807	13.91
Total Financial Assets		$36,842,119	$36,329,807	13.91%
Total Non-Control/Non-Affiliate Investments		$468,298,267	$468,076,073	179.28%
Unfunded Obligations
Communications
HC Cable OpCo, LLC, Revolver 0.50%, 7/17/2018	489,362	$(6,064)	$-	-%
Total Communications		(6,064)	-	-
Health Services
Aurora Diagnostics, LLC, Delayed Draw Term Loan(2) 0.00%, 7/31/2019	520,053	(5,280)	(3,291)	-
Aurora Diagnostics, LLC, Revolver(2) 0.38%, 7/31/2019	1,019,712	(10,012)	(10,017)	(0.01)
Total Health Services		(15,292)	(13,308)	(0.01)
Miscellaneous Manufacturing
Valterra Products Holdings, LLC, Revolver 0.50%, 5/31/2018	1,588,437	(21,678)	22,522	0.01
Total Miscellaneous Manufacturing		(21,678)	22,522	0.01
Miscellaneous Retail
Confluence Outdoor, LLC, Delayed Draw Term Loan 2.00%, 4/18/2019	2,329,949	(50,019)	-	-
PD Products, LLC, Revolver 0.50%, 10/4/2018	836,752	(24,654)	-	-
Total Miscellaneous Retail		(74,673)	-	-
Miscellaneous Services
Dorsey School of Business Holdings, Inc., Revolver 0.50%, 6/28/2018	1,000,000	-	-	-
Global Traffic Technologies, LLC, Revolver 0.50%, 6/30/2015	1,458,439	(3,911)	-	-
Tecta America Corp., Revolver(2) 0.50%, 7/1/2018	6,268,988	(258,853)	(313,449)	(0.12)
YourMembership Holding Company, Revolver(2)** 0.00%, 9/12/2019	355,844	(3,495)	(3,497)	-
Total Miscellaneous Services		$(266,259)	$(316,946)	(0.12)%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2014

Security Description	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments – (continued)
Investments – United States – (continued)
Unfunded Obligations – (continued)
Restaurants
Ted's Cafe Escondido Holdings, Inc., Revolver 0.50%, 12/31/2018	400,000	$-	$-	-%
Ted's Cafe Escondido Holdings, Inc., Delayed Draw Term Loan B 1.00%, 12/31/2018	500,000	-	-	-
Total Restaurants		-	-	-
Specialty Services
Vistronix, LLC, Revolver(2) 0.50%, 12/4/2018	875,000	(6,939)	(6,944)	-
Total Specialty Services		(6,939)	(6,944)	-
Transportation Services
Raymond Express International, LLC, Revolver 0.50%, 2/28/2018	537,752	(3,479)	8,066	-
Total Transportation Services		(3,479)	8,066	-
Total Unfunded Obligations		$(394,384)	$(306,610)	(0.12)%
Total Investments – United States		$467,903,883	$467,769,463	179.16%

_____________

*	Denotes that all or a portion of the investment is held as collateral by the CLO (see Note 7).
**	Denotes that all or a portion of the loan is held by Garrison SBIC.
(1)	GLC Trust 2013-2 includes 3,731 small balance consumer loans with an average par of $9,875, a weighted average rate of 15.6% and a weighted average maturity of February 6, 2018. See Note 4 for additional information.
(2)	The negative fair value is the result of the unfunded commitment being valued below par. These amounts may or may not be funded to the borrowing party currently or in the future.
(3)	Investment is currently in default, not income producing and placed on non-accrual status.
(4)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(5)	Coupon is payable in cash and/or PIK, or a combination thereof.
(6)	See exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended, for detail on underlying loans.
(7)	Net of incentive fee payable to a third party equal to 20% of any distribution after the Company has received its full net capital investment plus a 12% preferred return in GLC Trust 2013-2 and Prosper Marketplace Series B Preferred Stock.

All debt investments were income producing as of December 31, 2014, unless otherwise noted. Common and preferred equity investments are non-income producing unless otherwise noted.

.

 See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Investment income
Interest income
Non-Control/Non-Affiliate investments	$12,276,546	$11,882,358	$25,234,603	$21,980,438
Other income	875,259	965,152	1,396,035	1,301,150
Affiliate investments	-	-	-	462,080
Dividend income
Affiliate investments	-	-	-	385,765
Total investment income	13,151,805	12,847,510	26,630,638	24,129,433

Expenses
Interest expense	1,815,949	1,608,142	3,666,262	3,356,665
Management fee	1,983,114	2,016,078	3,972,658	3,973,859
Incentive fee	1,017,153	2,189,556	1,712,134	5,795,889
Professional fees	299,069	261,005	614,823	660,563
Directors' fees	101,495	94,046	207,731	187,251
Administrator expenses	271,647	198,400	513,294	403,635
Other expenses	529,922	501,716	1,082,723	884,428
Total expenses	6,018,349	6,868,943	11,769,625	15,262,290
Net investment income before excise taxes	7,133,456	5,978,567	14,861,013	8,867,143
Excise tax expense	42,957	-	(2,543)	-
Net investment income	7,176,413	5,978,567	14,858,470	8,867,143

Realized and unrealized (loss)/gain on investments
Net realized (loss)/gain from investments
Non-Control/Non-Affiliate investments	(8,521,258)	799,494	(9,011,033)	1,570,115
Affiliate investments	-	-	-	8,126,034
Net change in unrealized gain from investments
Non-Control/Non-Affiliate investments	5,221,316	2,280,499	1,001,107	3,010,489
Affiliate investments	-	-	-	(1,838,734)
Net realized and unrealized (loss)/gain on investments	(3,299,942)	3,079,993	(8,009,926)	10,867,904

Net increase in net assets resulting from operations	$3,876,471	$9,058,560	$6,848,544	$19,735,047

Net investment income per common share	$0.43	$0.36	$0.89	$0.53
Net increase in net assets resulting from operations per common share	$0.23	$0.54	$0.41	$1.18
Basic weighted average common shares outstanding	16,758,779	16,758,779	16,758,779	16,758,779

Dividends and distributions declared per common share (1)	$0.35	$0.35	$0.70	$0.70

____________

(1)	Calculated using basic weighted average common shares outstanding.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014

Increase in net assets from operations:
Net investment income	$14,858,470	$8,867,143
Net realized (loss)/gain from investments	(9,011,033)	9,696,149
Net change in unrealized gain on investments	1,001,107	1,171,755
Net increase in net assets from operations	6,848,544	19,735,047

Dividends and distributions to stockholders:
From net investment income (1)	(11,731,147)	(11,731,145)
Total dividends and distributions to stockholders	(11,731,147)	(11,731,145)

Total (decrease)/increase in net assets	(4,882,603)	8,003,902
Net assets at beginning of period	261,102,068	254,080,598
Net assets at end of period	$256,219,465	$262,084,500
Net asset value per common share	$15.29	$15.64
Common shares outstanding at end of period	16,758,779	16,758,779

Under/(over) distributed net investment income included in net assets	$3,127,323	$(2,864,002)

____________

(1)	Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities
Net increase in net assets resulting from operations	$6,848,544	$19,735,047
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net accretion of discounts on investments	(830,851)	(1,085,943)
Net realized loss/(gain) from investments	9,011,033	(9,696,149)
Amortization of discount on senior secured notes payable	157,547	34,226
Amortization of deferred debt issuance costs	397,928	340,934
Net change in unrealized (gain) on investments	(1,001,107)	(1,171,755)
Payment-in-kind interest	(1,211,347)	(340,355)
Purchases of investments	(88,573,389)	(212,326,406)
Paydowns of investments	111,932,425	154,002,493
Sales of investments	3,370,516	66,112,089
Changes in operating assets and liabilities:
(Increase) decrease in cash and cash equivalents, restricted	(6,356,477)	255,099
(Increase) in due from counterparties	(166,873)	(9,175,099)
(Increase) in accrued interest receivable	(900,020)	(263,007)
(Increase) in deferred offering costs	(125,611)	(258,492)
Decrease in prepaid administrator fee	74,455	-
Increase in other assets	(310,125)	(404,108)
Increase (decrease) in due to counterparties	1,205	(37,477)
Increase in payables to affiliates	1,138,242	4,250,638
(Decrease) in interest payable on notes payable	(34,164)	(815,259)
(Decrease) in accrued expenses and other payables	(32,605)	(248,377)
Net cash provided by operating activities	33,389,326	8,908,099

Cash flows from financing activities
Dividends and distributions paid to stockholders	(11,731,147)	(11,731,145)
Payments for financing costs on Garrison SBIC borrowings	(434,875)	-
Repayment of senior secured revolving notes	(2,400,000)	-
Repayment of GLC Trust 2013-2 Class A notes	(7,848,060)	-
Proceeds from GLC Trust 2013-2 revolving notes	-	5,258,324
Proceeds from Garrison SBIC borrowings	3,500,000	-
Net cash (used in) financing activities	(18,914,082)	(6,472,821)

Net increase in cash and cash equivalents	14,475,244	2,435,278
Cash and cash equivalents at beginning of period	13,651,269	13,664,583
Cash and cash equivalents at end of period	$28,126,513	$16,099,861

Supplemental disclosure of cash flow information
Cash paid for interest expense	$3,144,951	$3,826,951
Supplemental disclosure of non-cash activites
Restructuring of portfolio investment	$2,735,885	$-

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

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

Our investment objective is to generate current income and capital appreciation by making investments generally in the range of $5 million to $25 million primarily in debt securities and loans of U.S. based middle-market companies, which we define as those having annual earnings before interest, taxes and depreciation (“EBITDA”) of between $5 million and $30 million. Our goal is to generate attractive risk-adjusted returns by assembling a broad portfolio of investments.

We invest or provide direct lending primarily in (1) first lien senior secured loans, (2) second lien senior secured loans, (3) “one-stop” senior secured or “unitranche” loans, (4) subordinated or mezzanine loans, (5) unsecured consumer loans and (6) to a lesser extent, selected equity co-investments in middle-market companies. We use the term “one-stop” or “unitranche” to refer to a loan that combines characteristics of traditional first lien senior secured loans and second lien or subordinated loans. We use the term “mezzanine” to refer to a loan that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness.

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

June 30, 2015

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

On May 29, 2014, Garrison Capital SBIC LP (“Garrison SBIC”), which has an investment objective substantially similar to GARS was formed in accordance with SBIC regulations and may acquire up to $150,000,000 in financing. Garrison SBIC received a license from the U.S Small Business Administration (the “SBA”) on May 26, 2015.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

1. Organization  – (continued)

GARS entered into an investment advisory agreement with the Investment Adviser, which was effective as of October 9, 2012, and subsequently amended and restated on May 6, 2014 (the “Investment Advisory Agreement”). A new Investment Advisory Agreement was approved by the Company’s stockholders on May 1, 2015.

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

GLC Trust 2013-2 has entered into agreements with Prosper Funding LLC, GARS Administrator, U.S. Bank National Association, Wilmington Trust, National Association and Manufacturers and Traders Trust Company to act as servicer, securities administrator, indenture trustee and custodian, respectively, for GLC Trust 2013-2.

2. Significant Accounting Policies and Recent Updates

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Articles 6 or 10 of Regulation S-X. The consolidated financial statements, including the notes, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the consolidated financial statements are presented fairly and that estimates made in preparing its consolidated financial statements are reasonable and prudent. Certain reclassifications have been made for previous periods in order to conform to the current period’s presentation. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as amended, filed with the Securities and Exchange Commission (the “SEC”).

Basis for Consolidation

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

June 30, 2015

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

Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if it owns more than 25% of the voting securities of such company. The Company is deemed to be an affiliate of a company in which it has invested if it owns 5% or more of the voting securities of such company. As of both June 30, 2015 and December 31, 2014, all of the Company’s investments were Non-Control/Non-Affiliate investments.

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

Cash and Cash Equivalents

As of June 30, 2015 and December 31, 2014, cash held in designated bank accounts with its custodian was $26,643,890 and $7,635,552, respectively. As of June 30, 2015 and December 31, 2014, cash held in designated bank accounts with other major financial institutions was $1,482,623 and $6,015,717, respectively. At times, these balances may exceed federally insured limits and this potentially subjects the Company to a concentration of credit risk. The Company believes it is not exposed to any significant credit risk associated with its cash custodian.

The Company defines cash equivalents as highly liquid financial instruments with original maturities of three months or less, including those held in overnight sweep bank deposit accounts. As of both June 30, 2015 and December 31, 2014, the Company held no cash equivalents.

Cash and Cash Equivalents, Restricted

Restricted cash as of June 30, 2015 and December 31, 2014 included cash of $18,874,317 and $12,559,986, respectively, held by GF 2013-2 in designated bank accounts with its Custodian. GF 2013-2 is required to use a portion of these amounts to pay interest expense, reduce borrowings at the end of the investment period and to pay other amounts in accordance with the terms of the indenture of the CLO. Funds held by GF 2013-2 are not available for general use by the Company. Restricted cash as of June 30, 2015 and December 31, 2014 also included cash of $1,742,173 and $1,700,027, respectively, held by GLC Trust 2013-2 in designated restricted bank accounts.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

2. Significant Accounting Policies and Recent Updates  – (continued)

GLC Trust 2013-2 is required to use a portion of these amounts to make principal payments and pay interest expense in accordance with the terms of the indenture governing the GLC Trust 2013-2 Notes.

As of both June 30, 2015 and December 31, 2014, the Company held no restricted cash equivalents.

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

For the three and six months ended June 30, 2015, the Company recognized $564,593 and $1,334,351, respectively, of charge offs in realized losses from investments for consumer loans held by GLC Trust 2013-2. The Company had one investment placed on non-accrual status as of both June 30, 2015 and December 31, 2014.

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

June 30, 2015

2. Significant Accounting Policies and Recent Updates  – (continued)

Loan Origination, Facility, Commitment and Amendment Fees

The Company may receive loan origination, prepayment, facility, commitment, forbearance and amendment fees in addition to interest income during the life of the investment. The Company may receive origination fees upon the origination of an investment.

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

Amendment and forbearance fees are paid in connection with loan amendments and waivers and are recognized upon completion of the amendments or waivers, generally when such fees are receivable. Any such fees are recorded and classified as other income and included in investment income on the consolidated statements of operations. As these fees are paid and recognized in connection with specific loan amendments or forbearance, they are typically non-recurring in nature.

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

June 30, 2015

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

June 30, 2015

2. Significant Accounting Policies and Recent Updates  – (continued)

Offering Costs

Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity or debt offerings and are charged against proceeds from the offerings when received. As of June 30, 2015, $439,629 of expenses associated with the shelf registration statement initially filed with the SEC on April 3, 2014, the “Registration Statement”, have been deferred and included in deferred offering costs. These amounts will be charged against proceeds from offerings of securities when received.

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

The Company adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our stockholders who have not ‘opted out’ of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock acquired by AST through open-market purchases, rather than receiving the cash distribution. As of June 30, 2015, no new shares have been issued to fulfill the dividend reinvestment plan.

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

Income Taxes

As discussed in Note 1, for tax purposes, GARS has elected to be treated as a RIC under Subchapter M of the Code, and intends to qualify each taxable year for such treatment. In addition, GF 2013-2, GF 2013-2 Manager, the GARS Equity Holdings Entities, Walnut Hill II LLC and Forest Park II LLC are disregarded entities for tax purposes. GLC Trust 2013-2 is a grantor trust for U.S. taxable income purposes, whereby the income reverts to GARS, accordingly, no provision for federal income tax was made in the consolidated financial statements for the six months ended June 30, 2015 or the year ended December 31, 2014.

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

June 30, 2015

2. Significant Accounting Policies and Recent Updates  – (continued)

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

For the three months ended June 30, 2015, the Company reversed previously accrued U.S. federal excise tax in the amount of $(42,957). No U.S. federal excise tax expense was recorded for the three or six months ended June 30, 2014.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

2. Significant Accounting Policies and Recent Updates  – (continued)

The following table reconciles net increase in net assets resulting from operations to taxable income for tax year ended December 31, 2014:

December 31, 2014
Net Increase in Net Assets Resulting from Operations	$30,483,760
Net Change in Unrealized Gain/(Loss) on Investments	2,227,448
Permanent Book-to-Tax Differences	63,250
Temporary Book-to-Tax Differences	(3,663,853)
Taxable Income Before Deductions for Distribution	$29,110,605

As of December 31, 2014, the accumulated earnings/(deficit) on a tax basis is:

December 31, 2014
Undistributed ordinary income	$5,648,315
Accumulated capital gain and other gains/(losses)	-
Unrealized (loss) on investments	(2,303,915)
Total accumulated earnings/(deficit)	$3,344,400

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of June 30, 2015 and December 31, 2014. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

2. Significant Accounting Policies and Recent Updates  – (continued)

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed as of June 30, 2015 and December 31, 2014.

If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits, this would be recognized as income tax expense in the consolidated statement of operations

During 2014, the Company utilized capital loss carryforwards of $5,833,349. As of December 31, 2014, the Company had post-enactment long-term capital loss carryforwards of $0.

Recent Accounting Pronouncements

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Topic 225), which eliminates the concept of extraordinary items from GAAP. This guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect ASU 2015-01 to have a material impact on the Company’s consolidated financial position or disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, containing new guidance for assessing whether to consolidate certain legal entities including limited partnerships and other similar legal entities. This guidance is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted. The Company does not expect ASU 2015-02 to have a material impact on the Company’s consolidated financial position or disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by the new guidance. This guidance is effective for annual and interim periods beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact ASU 2015-03 will have on the Company’s consolidated financial position and disclosures.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.  This new guidance is effective retrospectively for annual and interim periods beginning on or after December 15, 2016, and for interim periods within those fiscal years, with early adoption permitted.  The Company is currently evaluating the impact ASU 2015-07 will have on the Company’s consolidated financial position and disclosures.

3. Investments

The Company’s investments include debt investments (both funded and unfunded, “Debt Investments”), preferred and minority equity investments (“Equity”) of diversified companies and a portfolio of unsecured small balance consumer loans (“Financial Assets”).

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

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

The terms of the Debt Investments may provide for the extension to a borrower of additional credit or funding at the request of the borrower, subject to the terms of each loan’s respective credit agreement. This exposes the Company to potential liabilities that are not reflected on the consolidated statements of financial condition. As of June 30, 2015 and December 31, 2014, the Company had $14,527,677 and $18,180,287 of unfunded obligations with a fair value of $(68,288) and $(306,610), respectively. The negative fair value is the result of the unfunded commitment being valued below par. These amounts may or may not be funded to the borrowing party now or in the future.

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

June 30, 2015

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

June 30, 2015

4. Fair Value of Financial Instruments  – (continued)

The following table summarizes the valuation of the Company’s investments measured at fair value based on the fair value hierarchy detailed above as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015
	Level 1	Level 2	Level 3	Total
Senior Secured (1)	$-	$-	$386,267,009	$386,267,009
Mezzanine	-	-	7,435,544	7,435,544
Subordinated	-	-	4,066,554	4,066,554
Preferred Equity Investments	-	-	6,512,540	6,512,540
Common Equity Investments	-	-	4,243,100	4,243,100
Financial Assets	-	-	26,547,436	26,547,436
	$-	$-	$435,072,183	$435,072,183

(1)	Includes unfunded obligations with a fair value of $(68,288).

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Senior Secured (1)	$-	$-	$399,188,829	$399,188,829
Second Lien	-	-	13,652,140	13,652,140
Mezzanine	-	-	7,361,336	7,361,336
Subordinated	-	-	4,066,554	4,066,554
Preferred Equity Investments	-	-	5,791,276	5,791,276
Common Equity Investments	-	-	1,379,521	1,379,521
Financial Assets	-	-	36,329,807	36,329,807
	$-	$-	$467,769,463	$467,769,463

(1)	Includes unfunded obligations with a fair value of $(306,610).

The net change in unrealized gain for the six months ended June 30, 2015 and June 30, 2014 reported within the net change in unrealized gain on investments in the Company’s consolidated statements of operations attributable to the Company’s Level 3 assets was $1,001,107 and $1,171,755, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

4. Fair Value of Financial Instruments  – (continued)

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the six months ended June 30, 2015:

	Six Months Ended June 30, 2015
	Senior Secured Investments	Second Lien Investments	Mezzanine Investments	Subordinated Investments	Preferred Equity Investments	Common Equity Investments	Financial Assets	Total
Fair value, beginning of period	$399,188,829	$13,652,140	$7,361,336	$4,066,554	$5,791,276	$1,379,521	$36,329,807	$467,769,463
Total net realized and unrealized (loss)/gain on investments	(7,601,832)	284,274	(12,925)	-	721,264	38,995	(1,357,707)	(7,927,931)
Total net accretion of discounts on investments	786,804	31,122	12,925	-	-	-	-	830,851
Purchases/Issuances	89,621,829	-	74,208	-	-	2,824,584	-	92,520,621
Sales	126,987	(3,497,503)	-	-	-	-	-	(3,370,516)
Paydowns	(95,855,608)	(10,470,033)	-	-	-	-	(8,424,664)	(114,750,305)
Fair value, end of period	$386,267,009	$-	$7,435,544	$4,066,554	$6,512,540	$4,243,100	$26,547,436	$435,072,183

Net change in unrealized gain/(loss) on investments in our Consolidated Statement of Operations attributable to our Level 3 assets (1)	$(2,898,433)	$-	$(12,925)	$-	$721,264	$38,995	$(23,357)	$(2,174,457)

(1)	Net change in unrealized gain included in earnings related to investments still held at reporting date.

There were no transfers of investments between levels by the Company for the six months ended June 30, 2015.

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the six months ended June 30, 2014:

	Six Months ended June 30, 2014
	Senior Secured	Second Lien	Mezzanine	Real Estate Loan	Subordinated	Unsecured	Preferred Equity	Common Equity	Financial
	Investments	Investments	Investments	Investments	Investments	Investments	Investments	Investments	Assets	Total
Fair value, beginning of period	$382,888,163	$13,680,535	$7,080,998	$-	$-	$-	$5,453,182	$3,090,475	$16,888,126	$429,081,479
Transfers into Level 3 (1)	-	4,916,653	-	-	-	-	-	-	-	4,916,653
Transfers out of Level 3 (1)	(4,916,653)	-	-	-	-	-	-	-	-	(4,916,653)
Total net realized and unrealized gain/(loss) on investments	785,385	268,935	120,014	118,785	(56,736)	-	4,356,267	6,248,635	(973,380)	10,867,905
Total net accretion of discounts on investments	933,152	1,916	12,925	81,215	56,735	-	-	-	-	1,085,943
Purchases/Issuances	150,753,575	5,010,986	72,722	9,964,896	5,587,631	6,592,692	-	-	34,684,258	212,666,760
Sales	(53,292,233)	-	-	-	-	-	(4,882,616)	(7,937,240)	-	(66,112,089)
Paydowns	(142,787,172)	(5,937,918)	-	-	-	-	-	-	(5,277,403)	(154,002,493)
Fair value, end of period	$334,364,217	$17,941,107	$7,286,659	$10,164,896	$5,587,630	$6,592,692	$4,926,833	$1,401,870	$45,321,601	$433,587,505

Net change in unrealized gain/(loss) on investments in our Consolidated Statement of Operations attributable to our Level 3 assets(2)	$(1,086,868)	$308,732	$120,014	$118,785	$(56,736)	$-	$3,926,833	$449,251	$(667,921)	$3,112,090

(1)	Transfers into or out of Level 1, 2 or 3 are recognized at the reporting date. There were no transfers of investments between levels by the Company for the six months ended June 30, 2014.
(2)	Net change in unrealized gain included in earnings related to investments still held at reporting date.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

4. Fair Value of Financial Instruments  – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at June 30, 2015:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range		Weighted
	June 30, 2015	Technique	Input	Low	High	Average

		Comparable yield
Senior Secured Investments (1)	$386,267,009	approach	Market rate (2)	7.4%	21.5%	11.1%
		Market comparable
		companies	EBITDA multiple (5)	1.9x	11.0x	5.8x
		Comparable yield
Mezzanine Investments	7,435,544	approach	Market rate (2)	16.0%	16.0%	16.0%
		Market comparable
		companies	EBITDA multiple (5)	5.0x	5.0x	5.0x
		Market comparable
Subordinated Investments	4,066,554	companies	EBITDA multiple	4.1x	4.1x	4.1x
		Market comparable
Equity Investments (3)	10,755,640	companies	EBITDA multiple	5.0x	7.0x	5.0x
		Market comparable
		companies	Origination fees multiple	20.0x	20.0x	20.0x
		Discounted cash
Financial Assets (4)	26,547,436	flows	Interest rate	6.3%	31.3%	15.6%

			Conditional prepayment rate ("CPR")	18.5%	83.6%	39.8%

			Constant default rate ("CDR")	6.5%	33.0%	14.5%

			Discount rate	8.3%	8.3%	8.3%
Total	$ 435,072,183

(1)	Includes total unfunded obligations with a fair value of $(68,288).
(2)	Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

(3)	Includes preferred and common equity.
(4)	Financial Assets are aggregated by the level of risk associated with the underlying loan, measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, the borrower’s credit score obtained from an official credit reporting agency at origination, debt-to-income ratios at origination, information from the borrower’s credit report at origination, as well as the borrower’s self-reported income range, occupation and employment status at origination. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of June 30, 2015, 25.0%, 31.4%, 32.1%, 7.8%, 3.5% and 0.2% of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively. See exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 for detail on underlying loans.
(5)	Excludes non-operating portfolio companies, which we define as those with loans collateralized by real estate, proved developed producing value (“PDP”) or other hard assets. PDPs are proven revenues that can be produced with existing wells.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at December 31, 2014:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at December 31,	Valuation	Unobservable	Range		Weighted
	2014	Technique	Input	Low	High	Average

Senior Secured	$399,188,829	Comparable yield approach	Market rate (2)	3.9%	19.7%	10.7%
Investments (1)
		Market comparable companies	EBITDA multiple (5)	1.9x	11.0x	6.4x

Second Lien	13,652,140	Comparable yield approach	Market rate (2)	6.6%	11.5%	10.1%
Investments
		Market comparable companies	EBITDA multiple (5)	5.0x	9.3x	8.1x

Mezzanine	7,361,336	Comparable yield approach	Market rate (2)	14.0%	14.0%	14.0%
Investments
		Market comparable companies	EBITDA multiple (5)	5.0x	5.0x	5.0x

Subordinated Investments	4,066,554	Market comparable companies	EBITDA multiple (5)	5.1x	5.1x	5.1x

Equity Investments (3)	7,170,797	Market comparable companies	EBITDA multiple (5)	5.0x	7.0x	5.6x

		Market comparable companies	Origination fees multiple	20.0x	20.0x	20.0x

Financial Assets (4)	36,329,807	Discounted cash flows	Interest rate	10.3%	31.3%	15.7%

			Conditional prepayment rate (“CPR”)	18.5%	83.6%	43.5%

			Constant default rate (“CDR”)	6.5%	33.0%	14.7%

			Discount rate	8.3%	8.3%	8.3%
Total	$467,769,463

(1)	Includes total unfunded obligations with fair value of $(306,610).
(2)

Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

(3)	Includes preferred and common equity.
(4)

Financial Assets are aggregated by the level of risk associated with the underlying loan, measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, the borrower’s credit score obtained from an official credit reporting agency at origination, debt-to-income ratios at origination, information from the borrower’s credit report at origination, as well as the borrower’s self-reported income range, occupation and employment status at origination. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of December 31, 2014, 26.0%, 30.2%, 31.8%, 7.7%, 3.8% and 0.5% of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively. See exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended, for detail on underlying loans.

(5)	Excludes non-operating portfolio companies, which we define as those with loans collateralized by real estate or other hard assets.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

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

The composition of the Company’s portfolio by industry at cost and fair value as of June 30, 2015 was as follows:

Industry	Cost of Investments		Fair Value of Investments
Miscellaneous Manufacturing	$91,018,318	20.9%	$91,408,780	21.0%
Health Services	46,866,320	10.8	44,366,399	10.2
Miscellaneous Services	39,051,862	9.0	37,043,170	8.5
Consumer Finance Services	35,957,440	8.3	41,241,803	9.5
Miscellaneous Retail	28,292,070	6.5	28,439,834	6.5
Communications	19,834,385	4.6	20,004,206	4.6
Food Stores - Retail	18,277,059	4.2	18,421,904	4.2
Transportation Services	17,252,697	4.0	16,363,231	3.8
Automotive	17,155,603	4.0	17,249,022	4.0
Oil & Gas	16,159,839	3.7	16,158,685	3.7
Chemicals	13,168,111	3.0	13,212,736	3.0
Apparel Products	13,064,796	3.0	13,064,681	3.0
Insurance Agents	10,354,607	2.4	10,354,559	2.4
Electrical Equipment	10,300,951	2.4	10,300,836	2.4
Agricultural Services	10,294,615	2.4	10,294,500	2.4
Building & Real Estate	10,134,980	2.3	10,134,867	2.3
Specialty Services	10,038,456	2.3	10,038,398	2.3
Broadcasting & Entertainment	9,806,815	2.3	9,806,718	2.3
Printing & Publishing	9,217,957	2.1	9,217,854	2.1
Restaurants	7,950,000	1.8	7,950,000	1.8
	$434,196,881	100.0%	$435,072,183	100.0%

Refer to the consolidated schedule of investments for detailed disaggregation of the Company’s investments.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

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

Amounts due to counterparties were $110,409 and $109,204 as of June 30, 2015 and December 31, 2014, respectively. Amounts due from counterparties were $1,781,998 and $1,615,125 as of June 30, 2015 and December 31, 2014, respectively.

7. Financing

As of June 30, 2015, the total carrying value of the Company’s aggregate debt outstanding was $233,668,986 with a weighted average effective interest rate of 2.97%. The Company’s debt outstanding as of June 30, 2015 was comprised of notes issued by GF 2013-2 and GLC Trust 2013-2 Notes as well as Garrison SBIC borrowings.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

7. Financing  – (continued)

The table below provides details of our outstanding debt as of June 30, 2015:

	Amortized	Outstanding
June 30, 2015	Carrying Value	Principal at Par	Interest Rate		Rating(2)	Stated Maturity
Senior Secured Notes:
Class A-1R Notes	$47,600,000	$47,600,000	LIBOR + 1.90%	(1)	AAA(sf)	9	/25/2023
Class A-1T Notes	110,808,598	111,175,000	LIBOR + 1.80%		AAA(sf)	9	/25/2023
Class A-2 Notes	24,050,510	24,150,000	LIBOR + 3.40%		AA(sf)	9	/25/2023
Class B Notes	24,921,905	25,025,000	LIBOR + 4.65%		A (sf)	9	/25/2023
Garrison SBIC Borrowings:
SBIC Borrowings	3,500,000	3,500,000	LIBOR + 1.04%	(3)	N/A	9/23/2015 (4)
GLC Trust 2013-2 Notes:
Class A Notes	22,787,973	23,061,881	3.00%		N/A	7	/15/2021
	$233,668,986	$234,511,881

(1)	May bear interest at either the CP Rate (as defined in the indenture governing the CLO) or the London Interbank Offered Rate (“LIBOR”). As of June 30, 2015, the Class A-1R Notes’ base rate was LIBOR.
(2)	Represents an S&P rating as of the closing of the CLO.
(3)	Interim interest rate and annual charge.
(4)	Represents maturity date of our interim financing as well as the next debenture pooling date upon which our financing will be replaced with SBA-guaranteed Debentures.

The table below provides details of our outstanding debt as of December 31, 2014:

	Amortized	Outstanding
December 31, 2014	Carrying Value	Principal at Par	Interest Rate		Rating(2)	Stated Maturity
Senior Secured Notes:
Class A-1R Notes	$50,000,000	$50,000,000	LIBOR + 1.90%	(1)	AAA(sf)	9	/25/2023
Class A-1T Notes	110,786,557	111,175,000	LIBOR + 1.80%		AAA(sf)	9	/25/2023
Class A-2 Notes	24,044,526	24,150,000	LIBOR + 3.40%		AA(sf)	9	/25/2023
Class B Notes	24,915,704	25,025,000	LIBOR + 4.65%		A (sf)	9	/25/2023
GLC Trust 2013-2 Notes:
Class A Notes	30,512,712	30,909,941	3.00%		N/A	7	/15/2021
	$240,259,499	$241,259,941

(1)	May bear interest at either the CP Rate (as defined in the indenture governing the CLO) or the London Interbank Offered Rate (“LIBOR”). As of December 31, 2014, the Class A-1R Notes’ base rate was LIBOR.
(2)	Represents an S&P rating as of the closing of the CLO.

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing (other than the SBA debentures of Garrison SBIC, as permitted by exemptive relief the Company has been granted by the SEC). As of June 30, 2015 and December 31, 2014, the Company’s asset coverage for borrowed amounts was 210.6% and 207.8%, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

7. Financing  – (continued)

The table below shows the weighted average interest rates and weighted average effective interest rates, inclusive of deferred debt issuance costs, of our debt as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Senior Secured Revolving Notes:
Weighted average interest rate	2.18%	2.16%
Weighted average effective interest rate(1)	2.26	2.25
Senior Secured Term Notes:
Weighted average interest rate	2.76	2.74
Weighted average effective interest rate(1)	3.17	3.15
GLC Trust 2013-2 Class A Note:
Weighted average interest rate	3.00	3.00
Weighted average effective interest rate(1)	3.29	4.01
SBIC Borrowing:
Weighted average interest rate	1.32	N/A
Weighted average effective interest rate(1)	2.53	N/A
Total
Total weighted average interest rate	2.64	2.65
Total weighted average effective interest rate	2.97	3.04

(1) Includes the effects of deferred debt issuance costs

Senior Secured Notes

On November 5, 2010, GF 2010-1 completed a $300,000,000 collateralized loan securitization. GF 2010-1 was the borrower under a collateralized loan obligation facility (the “CLO Facility”) which consisted of senior secured notes (collectively, the “GF 2010-1 Notes”).

On May 21, 2012, GF 2012-1, the Company’s wholly owned indirect subsidiary, entered into the Credit Facility in an aggregate principal amount of $150,000,000 which was utilized, along with cash on hand of GF 2010-1 and Garrison Capital LLC, to redeem the existing GF 2010-1 Notes. On June 5, 2013, GF 2012-1 entered into an agreement to increase the size of the Credit Facility from $150,000,000 to $175,000,000, which consisted of $125,000,000 of Class A-T loans and $50,000,000 of Class A-R loans. All other terms of the Credit Facility remained unchanged.

In connection with the execution of the Credit Facility and the redemption of the GF 2010-1 Notes in accordance with the indenture governing such notes, a majority of the loans and other assets owned or financed under such indenture were sold or contributed to GF 2012-1 as collateral for the Credit Facility.

On September 25, 2013, GF 2013-2 completed the CLO through a private placement of (1) $50,000,000 Class A-1R revolving notes (“Class A-1R Notes”); (2) $111,175,000 of Class A-1T notes (“Class A-1T Notes”); (3) $24,150,000 of Class A-2 notes (“Class A-2 Notes” and collectively with the Class A-1R Notes and the Class A-1T Notes, the “Class A Notes”); (4) $25,025,000 of Class B notes (“Class B Notes”); (5) $13,650,000 of Class C notes (“Class C Notes”), which bear interest at three-month LIBOR plus 5.50% (collectively, the Class A Notes, Class B Notes and Class C Notes are referred to as the “Secured Notes”); and (6) $126,000,000 of subordinated notes (“Subordinated Notes”), which do not have a stated interest rate,(collectively, the Class A Notes, Class B Notes, Class C Notes and the Subordinated Notes as the “GF 2013-2 Notes”).

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

7. Financing  – (continued)

We utilized the proceeds of the GF 2013-2 Notes, along with cash on hand, to refinance the existing Credit Facility. All of the GF 2013-2 Notes are scheduled to mature on September 25, 2023. As of June 30, 2015, GARS had retained 100% of the Class C Notes, which are eliminated in consolidation. The Subordinated Notes represent the residual interest in GF 2013-2. Immediately following the completion of the CLO, GF 2013-2 Manager owned 100% of the Subordinated Notes, which are eliminated in consolidation.

At June 30, 2015, $2.4 million of the Class A-1R Notes were undrawn. As of December 31, 2014, the Class A-1R Notes were fully drawn. The Class A-1R Notes bear a 1.00% annual fee on undrawn amounts. The fair value of the GF 2013-2 Notes approximated its carrying value on the consolidated statements of financial condition as of June 30, 2015 and December 31, 2014, respectively.

The ability of GF 2013-2 to draw under the Class A-1R Notes terminates on September 25, 2016, which is also the end of the extended reinvestment period. The Secured Notes are secured by all of the assets held by GF 2013-2.

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

Furthermore, if under the second coverage test the aggregate principal amount of the collateral loans equals 125.0% or less of the aggregate outstanding principal amount on the Class A-1 Notes and remains so for ten business days, an event of default will be deemed to have occurred. As of June 30, 2015 and December 31, 2014, the trustee for the CLO has asserted that all of the coverage tests were met.

Garrison SBIC Borrowings

As discussed in Note 1, Garrison SBIC received a license to operate as an SBIC from the SBA on May 26, 2015. The SBIC License allows Garrison SBIC to obtain SBA-guaranteed debentures in an amount equal to 2.0x equity up to $150,000,000 of leverage, subject to the issuance of a capital commitment by the SBA and other customary procedures. On June 16, 2015 the SBA issued Garrison SBIC a commitment to provide $35,000,000 of leverage.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

7. Financing  – (continued)

The SBA issues SBA-guaranteed debentures bi-annually on pooling dates in March and September of each year. These debentures are non-recourse, interest only debentures with a 10 year stated maturity, but may be prepaid at any time without penalty. The interest rate of the debentures is fixed at the time of issuance and is based on a coupon rate over the ten year treasury rate at the time of issuance. Interest on the debentures is payable on a semi-annual basis. The SBA issues interim financings to SBICs on non-pooling dates that carry a lower interest rate than the debentures and mature on the next pooling date.

The SBA, as a creditor, will have a superior claim to Garrison SBIC’s assets over the Company’s stockholders if Garrison SBIC were to be liquidated, or the SBA exercises its remedies under the SBA-guaranteed debentures issued by Garrison SBIC upon an event of default.

As of June 30, 2015, Garrison SBIC had regulatory capital of $35,000,000 and total SBIC borrowings outstanding of $3,500,000 that carried an interim interest rate of LIBOR + 0.30% and an annual charge of 0.74% until September 23, 2015, the next expected debenture pooling date. The fair value of the SBIC borrowings approximated its carrying value on the consolidated statement of financial condition as of June 30, 2015.

GLC Trust 2013-2 Notes

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

The fair value of the GLC Trust 2013-2 Notes approximated the carrying value on the consolidated statements of financial condition as of June 30, 2015 and December 31, 2014, respectively.

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

June 30, 2015

7. Financing  – (continued)

The second test compares the ratio of the dollar amount of cumulative defaults to the original principal balance of the underlying loans as of July 11, 2014 (“Cumulative Default Ratio”) to the Cumulative Default Ratio trigger level, as stated in the indenture. To meet this second test, the Cumulative Default Ratio must not exceed the Cumulative Default Ratio trigger level.

If these tests are not satisfied with respect to a monthly payment date and are not cured within 45 days, an event of default will be deemed to have occurred and the GLC Trust 2013-2 Notes will become immediately due and payable, in accordance with the terms of the indenture. As of June 30, 2015, all of the coverage tests were met.

Deferred Debt Issuance Costs and other Fees

Fees paid as part of the execution of the Credit Facility, the refinance of the Credit Facility and the execution of the CLO in the amount of $6,154,758 consisted of facility fees of $4,280,250 and other costs of $1,874,508, which included rating agency fees and legal fees. Fees paid as part of the execution of the GLC Trust 2013-2 Securitization in the amount of $365,100 consisted of legal and other fees. For the six months ended June 30, 2015, we paid upfront fees of $434,875, or 3.43%, on our SBIC borrowings. The upfront fees comprised of a 1.00% commitment fee, a 2.00% leverage fee and 0.43% of other fees. These costs are included in deferred debt issuance costs on the consolidated statements of financial condition and will be amortized over the stated maturity of the respective loans, with $4,455,182 and $4,418,235 of deferred debt issuance costs remaining as of June 30, 2015 and December 31, 2014, respectively.

8. Related Party Transactions

Investment Advisory Agreement

GARS entered into the Investment Advisory Agreement with the Investment Adviser, which was effective as of October 9, 2012 and subsequently amended and restated on May 6, 2014. A new Investment Advisory Agreement was approved by the Company’s stockholders on May 1, 2015. Under the Investment Advisory Agreement, the Investment Adviser is entitled to a base management fee for its services calculated at an annual rate of 1.75% of gross assets, excluding cash and cash equivalents, and cash and cash equivalents, restricted, but including assets purchased with borrowed funds. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper maturing within 270 days of purchase.

For the three and six months ended June 30, 2015, the Investment Adviser earned management fees under the Investment Advisory Agreement in the amount of $1,983,114 and $3,972,658, respectively. For the three and six months ended June 30, 2014, the Investment Adviser earned management fees in the amount of $2,016,078 and $3,973,859, respectively.

Management fees in the amount of $1,983,114 and $268,098 were payable as of June 30, 2015 and December 31, 2014, respectively, and are included in management fee payable on the consolidated statements of financial condition.

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

June 30, 2015

8. Related Party Transactions  – (continued)

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

The portion of such incentive fee that is attributable to deferred interest (such as PIK interest or original issue discount) will be paid to the Investment Adviser, together with any other interest accrued on the loan from the date of deferral to the date of payment, only if and to the extent the Company actually receives such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. Any reversal of such amounts would reduce net income for the quarter by the net amount of the reversal (after taking into account the reversal of incentive fees payable) and would result in a reduction and possible elimination of the incentive fees for such quarter. For the avoidance of doubt, no incentive fee will be paid to the Investment Adviser on amounts accrued and not paid in respect of deferred interest. For the three and six months ended June 30, 2015, the Investment Adviser earned an income-based incentive fee on pre-incentive fee net investment income, as calculated under the Investment Advisory Agreement, of $1,638,713 and $3,314,121, respectively. For the three and six months ended June 30, 2014, the Investment Adviser earned an income-based incentive fee on pre-incentive fee net investment income, as calculated under the Investment Advisory Agreement, of $1,626,537 and $2,932,607, respectively.

The second component, which is capital gains-based, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and equals 20% of the Company’s cumulative aggregate realized capital gains through the end of such year, computed net of the Company’s aggregate cumulative realized capital losses and aggregate cumulative unrealized capital loss through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees and subject to the Incentive Fee Cap and Deferral Mechanism described below. The capital-gains component of the incentive fee excludes any portion of realized gains (losses) that are associated with the reversal of any portion of unrealized gain/(loss) attributable to periods prior to April 1, 2013. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. For the three and six months ended June 30, 2015 the Investment Adviser reversed previously accrued capital gains-based incentive fee, as calculated under the Investment Advisory Agreement, of $0 and $(846,720), respectively. The Investment Adviser reversed previously accrued capital gains-based incentive fee, as calculated under the Investment Advisory Agreement, of $(241,931) for the three months ended June 30, 2014. The Investment Adviser accrued a capital gains-based incentive fee of $1,182,523, as calculated under the Investment Advisory Agreement, for the six months ended June 30, 2014.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

8. Related Party Transactions  – (continued)

The Investment Advisory Agreement does not permit unrealized capital gains for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital gains, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement (as described above). For the three and six months ended June 30, 2015 the Investment Adviser reversed previously accrued capital gains-based incentive fee, as calculated under U.S. GAAP of $(621,560) and $(755,267), respectively. For the three and six months ended June 30, 2014, the Investment Adviser accrued capital gains-based incentive fee, as calculated under U.S. GAAP of $797,862 and $1,680,759, respectively.

Incentive Fee Cap and Deferral Mechanism

We have structured the calculation of these incentive fees to include a fee limitation such that no incentive fee will be paid to our Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to our Investment Adviser for the period that includes such fiscal quarter and the 11 full preceding fiscal quarters (the “Incentive Fee Look-back Period”), would exceed 20.0% of our cumulative pre-incentive fee net return during the applicable Incentive Fee Look-back Period. The Incentive Fee Look-back Period commenced on April 1, 2013. Prior to April 1, 2016, the Incentive Fee Look-back Period will consist of fewer than 12 full fiscal quarters. In the aggregate, the Investment Adviser earned incentive fees of $1,017,153 and $1,712,134, for the three and six months ended June 30, 2015, respectively. In the aggregate, the Investment Adviser earned incentive fees of $2,189,556 and $5,795,889, for the three and six months ended June 30, 2014, respectively. Incentive fees in the amount of $1,902,919 and $2,816,310 were payable as of June 30, 2015 and December 31, 2014, respectively, and are included in incentive fee payable on the consolidated statements of financial condition.

Administration Agreement

As discussed in Note 1, GARS entered into the Administration Agreement with GARS Administrator. Under the Administration Agreement, the GARS Administrator provides the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as the GARS Administrator, subject to review by the Board, from time to time determines to be necessary or useful to perform its obligations under the Administration Agreement. The GARS Administrator is responsible for the financial and other records that the Company is required to maintain and prepare reports to stockholders, and reports and other materials filed with the SEC. The GARS Administrator provides on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance. No managerial assistance was provided to any portfolio companies for the six months ended June 30, 2015 and June 30, 2014.

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

As discussed in Note 1, GLC Trust 2013-2 entered into the GLC Trust 2013-2 Administration Agreement with an affiliate of our manager, fees incurred under this agreement are included in total administrator expenses presented on the consolidated statement of operations.

Administrator charges for the three and six months ended June 30, 2015 were $271,647 and $543,294, respectively. Administrator charges for the three and six months ended June 30, 2014 were $198,400 and $403,635, respectively. Administration fees of $336,617 were payable to the GARS Administrator as of June 30, 2015 and $74,455 were prepaid as of December 31, 2014.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

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

For the three and six months ended June 30, 2015, independent directors earned Directors’ Fees of $101,495 and $207,731, respectively. For the three and six months ended June 30, 2014, independent directors earned Directors’ Fees of $94,046 and $187,251, respectively. No directors’ fees were payable as of June 30, 2015 and December 31, 2014.

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

As of December 31, 2014, the Garrison Funds owned an aggregate of 2,024,372 or 12.1%, of the total outstanding common shares of GARS, and the officers and directors of the Company directly owned an aggregate of 73,032, or 0.4%, of the total outstanding common shares of GARS. On March 19, 2015, GSOF LLC, GSOF-SP LLC, GSOF-SP II LLC, GSOF-SP DB LLC, GSOIF Corporate Loan Pools Ltd., and GCOH SubCo 2014-1 LLC. (collectively, the “Garrison Offering Funds”) sold an aggregate 884,990 shares of GARS common stock in a secondary offering. In connection with this sale, the Garrison Offering Funds agreed to reimburse the Company for certain fees and expenses in the amount of $18,654 incurred in connection with the filing of the Company’s Registration Statement. On March 23, 2015, the Garrison Offering Funds sold an aggregate of 125,000 shares of GARS common stock in a private offering. On May 8, 2015, Garrison Capital Fairchild I Ltd. and Garrison Capital Fairchild II Ltd sold an aggregate 200,000 shares of GARS common stock in a secondary offering. As of June 30, 2015, the Garrison Offering Funds held zero shares of GARS common stock.

As of June 30, 2015, GSOF 2014 LLC, GSOF-SP 2014 LLC, GSOF-SP 2014 II LLC, GCOH SubCo 2014-2 LLC, Garrison Capital Fairchild I Ltd., Garrison Capital Fairchild II Ltd. and Garrison Capital Adviser Holdings MM LLC owned an aggregate of 814,382, or 4.9%, of the total outstanding shares of GARS common stock, and the officers and directors of the Company directly owned an aggregate of 84,107, or 0.5%, of the total outstanding shares of GARS common stock.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

8. Related Party Transactions  – (continued)

Other

Garrison Loan Agency Services LLC acts as the administrative and collateral agent for certain loans held by the Company. No fees were paid by the Company to Garrison Loan Agency Services LLC during the six months ended June 30, 2015 and June 30, 2014.

The Company may invest alongside other clients of the Investment Manager and their affiliates in certain circumstances where doing so is consistent with applicable law, SEC staff interpretations and the terms of our exemptive relief.

9. Financial Highlights

The following table represents financial highlights for the Company for the six months ended June 30, 2015 and June 30, 2014:

Per share data	June 30, 2015	June 30, 2014
Net asset value per common share at beginning of period	$15.58	$15.16
Increase in net assets from operations:
Net investment income	0.89	0.53
Net realized (loss)/gain on investments	(0.54)	0.58
Net unrealized gain on investments	0.06	0.07
Net increase in net assets from operations	0.41	1.18
Stockholder transactions
Distributions from net investment income	(0.70)	(0.70)
Total additions from and dividends and distributions to stockholders	(0.70)	(0.70)
Net asset value per common share at end of period	$15.29	$15.64

Per share market value at end of period	$14.99	$15.30
Total book return (1)	2.63%	7.78%
Total market return (2)	8.70%	15.54%
Common shares outstanding at beginning of period	16,758,779	16,758,779
Common shares outstanding at end of period	16,758,779	16,758,779
Weighted average common shares outstanding	16,758,779	16,758,779
Net assets at beginning of period	$261,102,068	$254,080,598
Net assets at end of period	$256,219,465	$262,084,500
Average net assets (3)	$261,645,274	$261,575,482
Ratio of net investment income to average net assets (3)(5)	10.75%	7.87%
Ratio of net expenses to average net assets (4)(5)	9.61%	10.57%
Ratio of portfolio turnover to average investments at fair value (4)	19.78%	48.46%
Asset coverage ratio (6)	210.55%	216.02%
Average outstanding debt (7)	$234,879,701	$217,599,351
Average debt per common share	$14.02	$12.98

(1)	Total book return equals the net increase of ending net asset value from operations over the net asset value per common share at beginning of the period.
(2)	Based upon the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(3)	Calculated utlizing monthly net assets.
(4)	Calculated based on monthly average investments at fair value.
(5)	There were no fee waivers for the six months ended June 30, 2015 or June 30, 2014.
(6)	In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.
(7)	Calculated based on monthly debt outstanding.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

10. Earnings per Share

The following table sets forth the computation of the net increase in net assets per share resulting from operations, pursuant to FASB ASC 260, Earnings per Share (“ASU 260”), for the six months ended June 30, 2015 and June 30, 2014:

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
Net increase in net asset resulting from operations	$6,848,544	$19,735,047
Basic weighted average shares/members’ capital outstanding	16,758,779	16,758,779
Basic earnings per share/unit	0.41	1.18

11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table reflects the cash distributions, including dividends and returns of capital per share, that we have declared on our common stock for the six months ended June 30, 2015 and June 30, 2014:

Record Dates	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
Six months ended June 30, 2015 (1)
March 20, 2015	March 3, 2015	March 27, 2015	$5,865,573	$0.35
June 12, 2015	April 30, 2015	June 26, 2015	$5,865,574	$0.35
			$11,731,147	$0.70

(1) Does not include any return of capital for tax purposes.

Record Dates	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
Six months ended June 30, 2014 (1)
March 21, 2014	March 11, 2014	March 28, 2014	$5,865,573	$0.35
June 13, 2014	May 6, 2014	June 27, 2014	$5,865,572	$0.35
			$11,731,145	$0.70

(1) Does not include any return of capital for tax purposes.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

12. Commitments and Contingencies

The Company had outstanding commitments to fund investments totaling $14,527,677 and $18,180,287 under various undrawn revolvers and other credit facilities as of June 30, 2015 and December 31, 2014, respectively.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

13. Subsequent Events

On July 30, 2015, the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which will be paid on September 25, 2015 to stockholders of record as of September 10, 2015.

These consolidated financial statements were approved by the Board and were available for issuance on August 4, 2015. Subsequent events have been evaluated through this date. No material subsequent events other than as disclosed above have occurred through this date.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. References to "we," "us," "our" and "Garrison Capital" refer to Garrison Capital LLC and its consolidated subsidiaries.

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitutes forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;
•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets;
•	our business prospects and the prospects of our prospective portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy and its impact on the industries in which we invest;
•	the ability of our prospective portfolio companies to achieve their objectives;
•	the relative and absolute performance of Garrison Capital Advisers LLC, or the investment adviser;
•	our expected financings and investments;
•	the adequacy of our cash resources and working capital;
•	our ability to make distributions to our stockholders;
•	the timing of cash flows, if any, from the operations of our prospective portfolio companies; and
•	the impact of future acquisitions and divestitures.

We use words such as “anticipates,” “believes,” “expects,” “intends” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” and elsewhere in this quarterly report on Form 10-Q.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements, except as required by law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the U.S. Securities and Exchange Commission, or the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

We believe that the middle market offers attractive risk-adjusted returns for debt investors. Historically, we believe there has been a persistent scarcity of available capital relative to demand, which, from a lender’s perspective, has generally resulted in more favorable transaction structures, including enhanced covenant protection and increased pricing of debt securities relative to larger companies. We further believe that the turmoil in the markets has exacerbated this scarcity of capital, as many traditional lenders to middle-market companies have exited the business or focused their attention on larger borrowers. In addition, we believe middle-market companies traditionally have exhibited lower default rates and improved recoveries compared to larger borrowers and typically offer greater access to key senior managers, which we believe further enhances the attractiveness of lending to this market segment and facilitates due diligence investigations and regular monitoring.

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

As of June 30, 2015, we held investments in 54 portfolio companies with a fair value of $435.1 million, including investments in 40 portfolio companies held through the collateralized loan obligation (the “CLO”). The investments held by the CLO as of June 30, 2015 consisted of senior secured loans fair valued at $327.4 million and related indebtedness of $207.4. The loans held by the CLO (held at fair value), together with cash and other assets held by the CLO, equaled approximately $352.5 million as of June 30, 2015. As of June 30, 2015, our portfolio had an average investment size of approximately $7.3 million, a weighted average yield of 11.0% and a weighted average contractual maturity of 44 months.

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

Revenues

We generate revenue in the form of interest earned on the debt investments that we hold as well as capital gains and distributions, if any, on the warrants or other equity interests that we may acquire in portfolio companies. Our debt investments, whether in the form of senior secured, unitranche or mezzanine loans, typically have a term of one to seven years and bear interest at a fixed or floating rate. Interest is generally payable monthly or quarterly, with the amortization of principal generally being deferred for several years from the date of the initial investment. In some cases, loans may have a payment-in-kind, or PIK, feature. The principal amount of the debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, amendment and forbearance fees. Loan origination fees, original issue discount and market discount are recorded as a reduction of par value, and we then accrete such amounts into interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and debt securities as investment income when we receive such amounts. We recognize amendment and forbearance fees upon completion of the amendments or waivers, generally when such fees are receivable.

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

Recent Developments

On July 30, 2015, our board of directors (the “Board”), approved a distribution in the amount of $5.9 million, or $0.35 a share, which will be paid on September 25, 2015 to stockholders of record as of September 10, 2015.

Since June 30, 2015, the Company closed additional investments totaling $29.0 million of par value across three new portfolio companies and deployed $10.5 million of additional SBIC leverage bringing our total leverage drawn to $14.0 million.

Market Trends

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

Consolidated operating results for the three and six months ended June 30, 2015 and June 30, 2014 are as follows:

	Three months ended	Three months ended	Three Months	Six Months ended	Six Months ended	Six Months
Dollar amounts in thousands, except per share data	June 30, 2015	June 30, 2014	Variance	June 30, 2015	June 30, 2014	Variance
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Net investment income	$7,176	$5,979	$1,197	$14,858	$8,867	$5,991
Total investment income	13,152	12,848	304	26,631	24,129	2,501
Total expenses	5,976	6,869	(893)	11,772	15,262	(3,490)
Net realized (loss)/gain on investments	(8,521)	800	(9,321)	(9,011)	9,696	(18,707)
Net change in unrealized gain on investments	5,221	2,280	2,941	1,001	1,172	(171)
Net increase in net assets resulting from operations	3,876	9,059	(5,183)	6,849	19,735	(12,887)

Net investment income per share	0.43	0.36	0.07	0.89	0.53	0.36
Net realized/unrealized (loss)/gain from
investments per share	(0.20)	0.18	(0.39)	(0.47)	0.65	(1.12)
Net earnings per share	0.23	0.54	(0.32)	0.41	1.18	(0.76)
Net asset value per share	15.29	15.64	(0.35)	15.29	15.64	(0.35)

Net Investment Income

Net investment income for the three and six months ended June 30, 2015 was $7.2 million and $14.9 million, respectively. Net investment income for the three and six months ended June 30, 2014 was $6.0 million and $8.9 million, respectively.

Net investment income increased by $1.2 million for the three months ended June 30, 2015 from the three months ended June 30, 2014 and increased by $6.0 million for the six months ended June 30, 2015 from the six months ended June 30, 2014, as described below under “Investment Income” and “Expenses.”

Investment Income

Investment income for the three and six months ended June 30, 2015 was $13.2 million and $26.6 million, respectively. Investment income for the three and six months ended June 30, 2014 was $12.8 million and $24.1 million, respectively.

Investment income increased by $0.4 million for the three months ended June 30, 2015 from the three months ended June 30, 2014 due to an increase in interest income in the amount of $0.4 million. The increase in interest income was largely driven by an increased weighted average yield on investments during the three months ended June 30, 2015 as compared to June 30, 2014.

Investment income increased by $2.5 million for the six months ended June 30, 2015 from the six months ended June 30, 2014 due to an increase in interest income in the amount of $2.8 million, an increase in other income of $0.1 million offset by a decrease in dividend income of $(0.4) million. The increase in interest income was largely driven by the increase in the average portfolio investment balance and an increased weighted average yield on investments during the six months ended June 30, 2015 as compared to June 30, 2014.

Expenses

Total expenses for the three and six months ended June 30, 2015 were $6.0 million and $11.8 million, respectively. Total expenses for the three and six months ended June 30, 2014 were $6.9 million and $15.3 million, respectively.

The following tables summarize our expenses, excluding accrued excise tax for the three and six months ended June 30, 2015 and June 30, 2014:

	Three months ended	Three months ended	Three Months	Six Months ended	Six Months ended	Six Months
(in thousands)	June 30, 2015	June 30, 2014	Variance	June 30, 2015	June 30, 2014	Variance
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Interest	$1,816	$1,608	$208	$3,666	$3,357	$309
Management fees	1,983	2,016	(33)	3,973	3,974	(1)
Incentive Fees	1,017	2,190	(1,173)	1,712	5,796	(4,084)
Professional fees	299	261	38	615	661	(46)
Directors fees	101	94	7	208	187	21
Administrator expenses	272	198	74	513	404	109
Other expenses	530	502	28	1,083	883	200
Total expenses	$6,018	$6,869	$(851)	$11,770	$15,262	$(3,492)

Interest expense increased $0.2 million and $0.3 million, for the three and six months ended June 30, 2015, respectively, from the three and six months ended June 30, 2014, primarily due to an increase in average debt outstanding. As of the six months ended June 30, 2015 and June 30, 2014, we had $233.7 million and $224.7 million of debt outstanding, respectively.

Incentive fees decreased by $(1.2) million and $(4.1) million for the three and six months ended June 30, 2015, respectively, from the three and six months ended June 30, 2014, primarily due to increased realized and unrealized losses on investments.

Other expenses for the six months ended June 30, 2015 increased by $0.2 million from the six months ended June 30, primarily due to increased deal costs incurred during the six months ended June 30, 2015 as compared to June 30, 2014.

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

For the three and six months ended June 30, 2015 we realized a net loss on investments of $(8.5) million and $(9.0) million, respectively.

Net realized losses for the three months ended June 30, 2015 were primarily driven by $(4.4) million of realized losses incurred from the early full repayment of one portfolio investment, $(4.1) million of realized losses incurred from the significant restructuring of one portfolio investment and $(0.6) million of realized losses in GLC Trust 2013-2’s consumer loan portfolio, offset by $0.6 million of realized gains on the early full repayment of eight portfolio investments, the sale of one portfolio investment and other partial repayments.

Net realized losses for the six months ended June 30, 2015 were primarily driven by $(4.4) million of realized losses incurred from the early full repayment of one portfolio, $(4.1) million of realized losses incurred from the significant restructuring of one portfolio investment and $(1.3) million of realized losses in GLC Trust 2013-2’s consumer loan portfolio, offset by $0.8 million of realized gains on the early full repayment of eleven portfolio investments, the sale of one portfolio investment and other partial repayments.

For the three and six months ended June 30, 2014, we realized net gain on investments of $0.8 million and $9.7 million, respectively.

Net realized gains for the three months ended June 30, 2014 were incurred as a result of the sale of eight portfolio investments, the early full repayment of eleven portfolio investments and other partial repayments.

Net realized gains for the six months ended June 30, 2014 were driven primarily by $8.1 million of realized gains incurred from the sale of the parent company of one portfolio investment, Anchor Drilling Fluids USA, Inc., or Anchor, resulting in the early full repayment of the debt and sale of the equity, with the remaining net realized gain of $1.6 million resulting from the sale of eight portfolio investments, early full repayment of nineteen portfolio investments and other partial repayments.

For the three and six months ended June 30, 2015 the net change in unrealized gain on investments was $5.2 million and $1.0 million, respectively.

The net change in unrealized gain for the three months ended June 30, 2015 was driven primarily the reversal of prior period unrealized losses in the amount of $6.5 million offset by $(1.3) million of unrealized losses in the value of the remaining portfolio. Reversal of prior period unrealized losses were as a result of the early full repayment of two portfolio investments in the amount of $3.2 million and the significant restructuring of one portfolio investment in the amount of $3.3 million. Decreases in the value of the remaining portfolio were primarily as a result of the negative credit related adjustment of one portfolio investment in the amount of $(1.1) million and $(0.2) million of losses in the market value of the remaining portfolio.

The net change in unrealized gain for the six months ended June 30, 2015 was driven primarily the reversal of prior period unrealized losses in the amount of $3.2 million offset by $(2.2) million of unrealized losses in the value of the remaining portfolio. Reversal of prior period unrealized losses were as a result of the early full repayment of one portfolio investment in the amount of $1.0 million and the significant restructuring of one portfolio investment in the amount of $2.7 million offset by repayments of $(0.5) million. Decreases in the value of the remaining portfolio were primarily as a result of the negative credit related adjustment of two portfolio investments in the amount of $(2.8) million offset by $0.6 million of gains in the market value of the remaining portfolio.

For the three and six months ended June 30, 2014, the net change in unrealized gain on investments was $2.3 million and $1.2 million, respectively.

The net change in unrealized gain for the three months ended June 30, 2014 was driven primarily by the increase in value of two portfolio companies in the amount of $4.5 million and the negative credit related adjustment of one portfolio company in the amount of $(1.6) million. The remaining net change in unrealized gain on investments was due to the reversal of prior period unrealized gain of $(0.4) million and the decrease in the market value of the remaining portfolio of $(0.2) million.

The net change in unrealized gain for the six months ended June 30, 2014 was driven primarily by the increase in value of two portfolio companies in the amount of $4.6 million, offset by the reversal of prior period unrealized gain in the amount of $(1.8) million as a result of the sale of the parent company of Anchor and the negative credit related adjustment of one portfolio company in the amount of $(2.1) million. The remaining net change in unrealized gain on investments was due to the increase in the market value of the remaining portfolio in the amount of $0.6 million, offset by the reversal of prior period unrealized gain of $(0.1) million.

Net Increase in Net Assets from Operations

We had a net asset value per common share outstanding on June 30, 2015 of $15.29. We had a net asset value per common share outstanding on December 31, 2014 of $15.58.

Based on 16,758,779 basic weighted average shares outstanding, the net increase in net assets from operations per share for the six months ended June 30, 2015 was $0.41.

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

In addition to proceeds from public and private offerings of securities, our CLO, Garrison SBIC borrowings and GLC Trust 2013-2 Notes, as of June 30, 2015 we have identified two portfolio companies with a total par value of $12.9 million and a fair value of $12.4 million which are transitory, which we define as those investments that generally yield less than 9.0%. We view these investments as an additional source of liquidity to meet our investment objectives.

Our primary use of funds from operations includes investments in portfolio companies, cash distributions to holders of our common stock, payments of interest on our debt, and payments of fees and other operating expenses we incur. We believe that our existing cash and cash equivalents and our transitory portfolio as of June 30, 2015 will be sufficient to fund our anticipated funding requirements through at least June 30, 2016.

On March 3, 2015, the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which was paid on March 27, 2015 to stockholders of record as of March 20, 2015. On April 30, 2015, the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which was paid on June 26, 2015 to stockholders of record as of June 12, 2015.

As of June 30, 2015 and December 31, 2014, we had cash of $28.1 million and $13.7 million, respectively. Also, as of June 30, 2015 and December 31, 2014, we had restricted cash of $20.6 million and $14.3 million, respectively.

During the six months ended June 30, 2015, cash increased by $14.5 million as a result of net cash provided by operating activities of $33.4 million offset by net cash used in financing activities in the amount of $(18.9) million.

During the six months ended June 30, 2015, cash provided by operating activities resulted mainly from $14.9 million of net investment income and $26.7 million of net repayments and sales of investments. This was offset by a $(6.4) million change in restricted cash. Net cash used in financing activities resulted from $(11.7) million in cash distributions, $(7.8) million in repayments of the GLC Trust 2013-2 Class A notes and $(2.4) million in repayments of the CLO revolving notes, offset by proceeds from Garrison SBIC borrowing in the amount of $3.5 million.

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

As of June 30, 2015 and December 31, 2014, we had $14.5 million and $18.2 million, respectively, of unfunded obligations with a fair value of $(0.1) million and $(0.3) million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2015 and December 31, 2014, respectively, subject to the terms of each loan’s respective credit agreement.

Subject to leverage and borrowing base restrictions, as of June 30, 2015, we had approximately $2.4 million available for additional borrowings under the CLO and no available borrowings under the GLC Trust 2013-2 Revolver. As of December 31, 2014, we had approximately $0.0 and $0.8 million available for additional borrowings under the CLO and GLC Trust 2013-2 Revolver, respectively.

'

Portfolio Composition and Select Portfolio Information

As of June 30, 2015, we held investments in 54 portfolio companies with a fair value of $435.1 million. As of June 30, 2015, our portfolio had an average investment size of approximately $7.3 million, a weighted average yield of 11.0% and a weighted average contractual maturity of 44 months.

The following table shows select information of our portfolio for the periods from June 30, 2014 to June 30, 2015.

Summary of Portfolio characteristics ($ in millions)	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Total Market Value	$435.1	$452.0	$467.8	$448.6	$433.6
Number of portfolio companies	54	57	57	56	62
Average investment size (1)	$7.3	$6.7	$6.8	$6.6	$5.8
Weighted average yield (2)	11.0%	10.8%	10.5%	10.0%	10.4%
Weighted average price (1)	97.1	95.9	97.1	98.0	98.3
First lien	88.8%	85.8%	85.3%	78.8%	77.1%
Second lien & mezzanine/subordinated	2.6%	5.5%	5.4%	8.7%	7.1%
Consumer loans	6.1%	6.9%	7.8%	9.0%	10.5%
Equity & other	2.5%	1.8%	1.5%	3.5%	5.3%
Originated (3)	55.3%	50.4%	48.1%	46.9%	39.6%
Club (4)	28.7%	27.0%	27.4%	24.2%	24.7%
Purchased	16.0%	22.6%	24.5%	28.9%	35.7%
Fixed (1)	9.0%	9.1%	9.2%	13.8%	12.3%
Floating (1)	91.0%	90.9%	90.8%	86.2%	87.7%
Performing (1)	99.0%	99.1%	99.1%	99.1%	98.8%
Non-accrual(1)	1.0%	0.9%	0.9%	0.9%	1.2%
Weighted average debt/EBITDA (1) (2) (5)	3.7	x	3.6	x	3.6	x	3.4	x	3.5	x
Weighted average risk rating (1)	2.51	2.48	2.52	2.40	2.33

(1)	Excludes consumer loans and equity investments.

(2)	Excludes investments with a risk rating of 4, unfunded revolvers and equity investments.

(3)	Originated positions include investments where we have sourced and led the execution of the deal.

(4)	Club positions include investments where we provided direct lending to a borrower with one or two other lenders but did not lead the deal.

(5)

Excludes non-operating portfolio companies, which we define as those with loans collateralized by real estate, proved developed producing value (“PDP”) or other hard assets. PDPs are proven revenues that can be produced with existing wells.

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

The following table shows the distribution of our investments on the 1 to 4 investment performance rating scale at fair value, excluding our interest in GLC Trust 2013-2 and equity investments as of as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015		As of December 31, 2014
($ in millions)	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Risk Rating 1	$11.2	2.7%	$5.4	1.3%
Risk Rating 2	184.8	45.2	211.6	49.9
Risk Rating 3	203.5	49.7	199.1	46.9
Risk Rating 4	9.8	2.4	8.2	1.9
	$409.3	100.0%	$424.3	100.0%

The weighted average risk rating of the portfolio was 2.51 and 2.52 as of June 30, 2015 and December 31, 2014, respectively.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2015 and December 31, 2014, we had $14.5 million and $18.2 million of outstanding commitments to fund such investments, respectively.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2015 is as follows:

	Payments Due by Period (in millions)
	Less Than	1 - 3	3 - 5	More Than
	1 Year	Years	Years	5 Years	Total
CLO Facility II	$-	$-	$-	$208.0	$208.0
GLC Trust 2013-2 Class A Note	-	-	-	23.1	23.1
SBIC Borrowings	3.5	-	-	-	3.5
Total contractual obligations	$3.5	$-	$-	$231.1	$234.6

We have certain contracts under which we have material future commitments. Under the Investment Advisory Agreement, the Investment Adviser provides us with investment advisory and management services. We have agreed to pay for these services (1) a base management fee equal to a percentage of the average adjusted value of our gross assets and (2) an incentive fee based on our performance.

We entered into the Administration Agreement with the Administrator. Under the Administration Agreement, the Administrator furnishes us with office facilities and equipment, provides us clerical, bookkeeping and record keeping services and provides us with other administrative services necessary to conduct our day-to-day operations.

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

Valuation of Portfolio Investments

We value our investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC 820’s definition of fair value focuses on exit price in the principal, or most advantageous, market and prioritizes the use of market-based inputs over entity-specific inputs within a measurement of fair value. ASC 820 classifies the inputs used to measure these fair values into the following hierarchy:

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

Our Board has retained several independent valuation firms to review the valuation of each portfolio investment that does not have a readily available market quotation at least once during each 12-month period. To the extent a security is reviewed in a particular quarter, it is reviewed and valued by only one service provider. However, our Board does not intend to have de minimis investments of less than 0.5% of our total assets (up to an aggregate of 10% of our total assets) independently reviewed. Our Board is ultimately and solely responsible for determining the fair value of our assets using a documented valuation policy and consistently applied valuation process.

Due to the nature of our strategy, our portfolio includes relatively illiquid investments that are privately held. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Valuations of privately held investments are inherently uncertain and they may fluctuate over short periods of time and may be based on estimates. The determination of fair value by our Board may differ materially from the values that would have been used if a ready market for these investments existed. Our net asset value could be materially affected if the determinations regarding the fair value of our investments were materially higher or lower than the values that we ultimately realized upon the disposal of such investments.

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

With respect to investments for which market quotations are not readily available, our Board will undertake a multi-step valuation process each quarter, as described below:

•	Our quarterly valuation process begins with each portfolio company or investment being initially valued by investment professionals of our Investment Adviser responsible for credit monitoring.

•	Preliminary valuation conclusions are then documented and discussed with our senior management and our Investment Adviser.

•	The valuation committee of the Board reviews these preliminary valuations.

•	At least once annually, the valuation for each portfolio investment that does not have a readily available quotation is reviewed by an independent valuation firm, subject to the de minimis exception above.

•	The Board discusses valuations and determines the fair value of each investment in our portfolio in good faith.

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

We accrue interest income if we expect that ultimately we will be able to collect such income. Generally, when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Investment Adviser will place the loan on non-accrual status and we will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest.

We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. We had one investment that was placed on non-accrual status as of both June 30, 2015 and December 31, 2014.

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

Loan Origination, Facility, Commitment and Amendment Fees

The Company may receive loan origination, prepayment, facility, commitment, forbearance and amendment fees in addition to interest income during the life of the investment. The Company may receive origination fees upon the origination of an investment.

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

Amendment and forbearance fees are paid in connection with loan amendments and waivers and are recognized upon completion of the amendments or waivers, generally when such fees are receivable. Any such fees are recorded and classified as other income and included in investment income on the consolidated statements of operations. As these fees are paid and recognized in connection with specific loan amendments or forbearance, they are typically non-recurring in nature.

Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by our Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although we may decide to retain such capital gains for investment.

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if our Board authorizes, and we declare, a cash dividend or other distribution, then our stockholders who have not ‘opted out’ of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution.

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

Assuming that the interim and unaudited consolidated statement of financial condition as of June 30, 2015 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase		Net increase
	(decrease) in	Increase (decrease)	(decrease) in
Change in interest rates (dollars in thousands)	interest income	in interest expense	investment income

Down 25 basis points	$-	$(410)	$410
Up 50 basis points	61	954	(893)
Up 100 basis points	962	2,011	(1,049)
Up 200 basis points	3,930	4,126	(196)
Up 300 basis points	8,059	6,240	1,819

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

Item 1A: Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K filed with the SEC on March 4, 2015 and amended on July 21, 2015, and Post-Effective Amendment No. 6 to our Form N-2, filed on July 28, 2015, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

Garrison Capital Inc.

Dated: August 4, 2015	By /s/ Joseph Tansey Joseph Tansey Chief Executive Officer (Principal Executive Officer)

Dated: August 4, 2015	By /s/ Brian Chase Brian Chase Chief Financial Officer (Principal Financial Officer)

Dated: August 4, 2015	By /s/ Michelle Rancic Michelle Rancic Chief Accounting Officer (Principal Accounting Officer)