Form 10-Q
period 2015-09-30
Garrison Capital Inc.
filed 2015-11-04
CIK 1509892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

As of November 2, 2015 the Registrant had 16,758,779 shares of common stock, $0.001 par value, outstanding.

i

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Financial Condition

($ in thousands, except share and per share amounts)

Part I. Financial Information

Item 1. Financial Statements

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Cash	$30,602	$13,651
Restricted cash	6,755	14,260
Due from counterparties	1,541	1,615
Investments, at fair value
Non-control/Non-affiliate investments (amortized cost of $413,074 and $467,904, respectively)	407,757	467,769
Accrued interest receivable	5,449	3,506
Deferred debt issuance costs (net of accumulated amortization of $2,740 and $2,141, respectively)	4,509	4,418
Deferred offering costs	503	314
Prepaid administrator fee	-	74
Other assets	498	235
Total assets	$457,614	$505,842

Liabilities
Due to counterparties	$-	$109
Incentive fee payable	494	2,816
Management fee payable	1,955	268
Administrator fee payable	544	-
GLC Trust 2013-2 Class A note (Note 7)	19,065	30,513
Senior secured revolving note (Note 7)	9,500	50,000
Senior secured term notes (Note 7)	159,798	159,746
SBIC Borrowings	14,800	-
Interest payable	616	690
Accrued expenses and other payables	729	597
Total liabilities	$207,501	$244,739

Commitments and contingencies (Note 12)

Net assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 16,758,779 and 16,758,779 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively)	$17	$17
Paid-in-capital in excess of par	257,741	257,741
Underdistributed net investment income	5,505	-
Accumulated net realized (loss)/gain from investments	(7,833)	3,479
Net unrealized (loss) from investments	(5,317)	(134)
Total net assets	250,113	261,103
Total liabilities and net assets	$457,614	$505,842

Shares of common stock outstanding	16,758,779	16,758,779
Net asset value per share	$14.92	$15.58

See accompanying notes to consolidated financial statements

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

September 30, 2015 (unaudited)

(in thousands, except share amounts)

Security Description	Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Common Equity
Apparel Products
Everyware Global, Inc., Common*	242,035	$2,714	$1,815	0.73%
Total Apparel Products		2,714	1,815	0.73

Health Services
Juniper TGX Investment Partners, LLC, Common	3,146	671	966	0.39
Total Health Services		671	966	0.39

Miscellaneous Manufacturing
Valterra Products Holdings, LLC, Common Class A	185,847	186	480	0.19
Valterra Products Holdings, LLC, Common Class B	20,650	21	53	0.02
Total Miscellaneous Manufacturing		207	533	0.21

Miscellaneous Retail
Faraday Holdings, LLC, Common	2,265	110	110	0.04
Provo Craft Holdings, LLC, Common	2,436,157	-	-	-
Total Miscellaneous Retail		110	110	0.04

Transportation Services
EZE Trucking, LLC, Common	2,898	268	-	-
Total Transportation Services		268	-	-

Total Common Equity		$3,970	$3,424	1.37%

Preferred Equity
Consumer Finance Services
Prosper Marketplace Series B Preferred Stock(1)(2)	182,573	$551	$4,101	1.64%
Total Consumer Finance Services		551	4,101	1.64

Miscellaneous Services
SC Academy Holdings, Inc., Preferred Equity	25,000	1,250	1,250	0.50
Total Miscellaneous Services		1,250	1,250	0.50

Total Preferred Equity		$1,801	$5,351	2.14%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

September 30, 2015 (unaudited)

(in thousands)

				% of Net
Security Description	Par	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments
Agricultural Services
BFN Operations LLC , Term Loan*
Libor ("L") + 10.00%, 1.00% L Floor, 12/29/2017	10,500	$10,319	$9,450	3.78%
Total Agricultural Services		10,319	9,450	3.78

Automotive
CTC Casting Technologies, Inc. (Compass), Loan*(3)
L+ 7.00% Cash,1.5% PIK, 0.50% L Floor, 3/28/2019	9,780	9,711	9,711	3.88
Penda Corporation, Term Loan(3)
14.00% Cash, 2.00% PIK, 1/26/2019	7,474	7,387	7,474	2.99
Total Automotive		17,098	17,185	6.87

Broadcasting & Entertainment
CF Entertainment Inc. (Entertainment Studios), Term Loan*
L+ 7.50%, 1.00% L Floor, 6/26/2019	9,861	9,787	9,787	3.91
Total Broadcasting & Entertainment		9,787	9,787	3.91

Building & Real Estate
ShelterLogic Corp., Term Loan*
L+ 9.50%, 1.00% L Floor, 7/30/2019	10,238	10,081	10,081	4.03
Total Building & Real Estate		10,081	10,081	4.03

Business Services
Connexity, Inc., Term Loan*
L+ 10.00%, 1.00% L Floor, 2/13/2020	10,300	10,104	10,104	4.04
Total Business Services		10,104	10,104	4.04

Chemicals
Aristech Surfaces LLC, Term Loan B*
L+ 8.00%, 1.00% L Floor, 10/17/2019	10,303	10,157	10,157	4.06
Total Chemicals		10,157	10,157	4.06

Communications
HC Cable OpCo, LLC, Term Loan*
L+ 8.50%, 1.00% L Floor, 7/17/2018	10,788	10,683	10,788	4.32
Sirva Worldwide, Loan*
L+ 6.25%, 1.25% L Floor, 3/27/2019	8,090	8,068	8,090	3.23
TableTop Media, LLC, Term Loan**
10.00%, 9/15/2019	4,934	4,931	4,923	1.97
Total Communications		23,682	23,801	9.52

Consumer Finance Services
Affiliated Wealth Partners Holdings LLC, Term Loan (1)
L+ 8.00%, 1.00% L Floor, 9/15/2020	4,750	4,679	4,679	1.87
PlanMember Financial Corporation, Term Loan*(1)
L+ 8.50%, 1.50% L Floor, 2/14/2018	1,264	1,248	1,264	0.51
Project Sunshine IV Pty Ltd (Sensis), New Term Loans*(1)
L+ 7.00%, 1.00% L Floor, 9/23/2019	6,070	6,022	6,085	2.43
Total Consumer Finance Services		11,949	12,028	4.81

Cosmetics/Toiletries
ActivStyle, Inc., Term Loan**
L+ 9.00%, 0.50% L Floor, 7/9/2020	10,300	10,128	10,128	4.05
Total Cosmetics/Toiletries		10,128	10,128	4.05

Electrical Equipment
AbelConn, LLC (Atrenne Computing), Term Loan*
L+ 8.50%, 1.00% L Floor, 7/17/2019	10,423	10,265	10,265	4.10
Total Electrical Equipment		10,265	10,265	4.10

Food Stores - Retail
Specialty Bakers LLC, Term Loan*
L+ 7.25%, 1.00% L Floor, 8/7/2019	9,435	9,280	9,280	3.71
Total Food Stores - Retail		9,280	9,280	3.71

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

September 30, 2015 (unaudited)

(in thousands)

				% of Net
Security Description	Par	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Health Services
Aurora Diagnostics, LLC, Delayed Draw Term Loan
L+ 7.13%, 1.25% L Floor, 7/31/2019	850	$845	$845	0.34%
Aurora Diagnostics, LLC, Term Loan*
L+ 7.13%, 1.25% L Floor, 7/31/2019	5,591	5,545	5,545	2.22
Forest Park Medical Center at Fort Worth, LLC, Lease
13.00%, 2/11/2020	9,246	9,105	8,322	3.33
Forest Park Medical Center at Fort Worth, LLC, Term Loan
14.00%, on Demand	344	337	310	0.12
Forest Park Medical Center at San Antonio, LLC, Lease(4)
13.00%, 2/11/2020	8,982	8,832	6,287	2.51
Forest Park Medical Center at San Antonio, LLC, Term Loan(4)
14.00%, on Demand	1,951	1,914	1,366	0.55
SCG Capital Corporation (Radiation Therapy), Term Note
12.00%, 5/1/2017	4,313	4,313	4,313	1.72
Theragenics Corporation, Term Loan**
L+ 12.00%, 1.00% L Floor, 2/26/2020	6,407	6,294	6,294	2.52
Walnut Hill Physicians' Hospital, LLC, Lease
12.50%, 4/16/2020	7,828	7,828	7,828	3.13
Total Health Services		45,013	41,110	16.44

Insurance Agents
Worley Claims Services, LLC, Term Loan*
L+ 8.00%, 1.00% L Floor, 10/31/2020	10,421	10,346	10,333	4.13
Total Insurance Agents		10,346	10,333	4.13

Miscellaneous Manufacturing
AP Gaming I, LLC, Term B Loan*
L+ 8.25%, 1.00% L Floor, 12/20/2020	10,248	10,088	10,174	4.07
A.S.V., Inc., Term Loan*
L+ 9.50%, 1.00% L Floor, 12/19/2019	9,257	9,101	9,100	3.64
CR Brands, Inc., Term Loan*
L+ 9.25%, 1.00% L Floor, 8/23/2017	10,500	10,383	10,353	4.13
Kranos Acquisition Corp., Term Loan*(3)
L+ 11.00% Cash, 1.00% PIK, 1.00% L Floor, 6/15/2017	9,837	9,771	9,785	3.91
Lexmark Carpet Mills, Inc., Term Loan*
L+ 10.00%, 1.00% L Floor, 12/19/2019	10,500	10,279	10,278	4.11
NPI Holding Corp. (Nudo Products, Inc.), Term Loan*,**
L+ 9.75%, 1.00% L Floor, 1/13/2020	10,500	10,319	10,320	4.13
PCCR USA, Inc., Term Loan A*
L+ 8.00%, 1.00% L Floor, 12/1/2019	6,913	6,798	6,798	2.72
PCCR USA, Inc., Term Loan B*
L+ 8.00%, 1.00% L Floor, 12/1/2019	3,456	3,384	3,384	1.35
Profusion Industries, LLC, Term Loan*
L+ 9.00%, 6/19/2020	10,300	10,106	10,106	4.04
Total Miscellaneous Manufacturing		80,229	80,298	32.10

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

September 30, 2015 (unaudited)

(in thousands)

				% of Net
Security Description	Par	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Miscellaneous Retail
Confluence Outdoor, LLC, Term Loan*
L+ 7.00%, 1.00% L Floor, 4/18/2019	6,657	$6,574	$6,574	2.63%
Confluence Outdoor, LLC, Delayed Draw Term Loan
L+ 7.00%, 1.00% L Floor, 4/18/2019	999	999	986	0.39
Interior Specialists, Inc., Term Loan*
L+ 8.00%, 1.00% L Floor, 6/30/2020	10,300	10,104	10,104	4.04
PD Products, LLC, Term Loan*
L+ 10.50%, 1.50% L Floor, 10/4/2018	9,777	9,662	9,777	3.91
PD Products, LLC, Revolver
L+ 10.50%, 1.50% L Floor, 10/4/2018	837	820	820	0.33
Total Miscellaneous Retail		28,159	28,261	11.30

Miscellaneous Services
Speed Commerce, Inc., Term Loan*(3)(4)
L+ 11.00% PIK, 1.00% L Floor, 11/21/2019	12,146	11,974	9,717	3.89
Sprint Industrial Holdings, LLC, Term Loan (First Lien)*
L+ 5.75%, 1.25% L Floor, 5/14/2019	4,836	4,813	4,207	1.68
YourMembership Holding Company, Term Loan A**
L+ 7.00%, 1.00% L Floor, 9/12/2019	10,109	10,040	10,025	4.01
Total Miscellaneous Services		26,827	23,949	9.58

Printing & Publishing
Dodge Data & Analytics LLC, Term Loan*
L+ 8.75%, 1.00% L Floor, 10/31/2019	9,355	9,202	9,202	3.68
Total Printing & Publishing		9,202	9,202	3.68

Oil & Gas
Badlands Production Company (fka Gasco), Term Loan*
L+ 12.50%, 1.00% L Floor, 5/14/2018	10,500	10,314	10,324	4.13
Iracore International Holdings, Inc., Term Loan*
L+ 9.00%, 1.00% L Floor, 7/10/2020	8,878	8,750	8,750	3.50
Rooster Energy Ltd., Term Loan*
L+ 11.50%, 1.50% L Floor, 6/25/2018	5,938	5,857	5,857	2.34
Total Oil & Gas		24,921	24,931	9.97

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

September 30, 2015 (unaudited)

(in thousands)

				% of Net
Security Description	Par	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Specialty Services
Vistronix, LLC, Term Loan*
L+ 8.00%, 0.50% L Floor, 12/4/2018	9,636	$9,574	$9,574	3.83%
Vistronix, LLC, Revolver
L+ 8.00%, 0.50% L Floor, 12/4/2018	350	350	348	0.14
Total Specialty Services		9,924	9,922	3.97

Transportation Services
Fleetgistics Holdings, Inc., Term Loan*
L+ 6.13%, 2.00% L Floor, 12/31/2018	1,021	1,021	919	0.37
MXD Group, Inc. (fka Exel Direct Inc.), Term Loan*(3)
L+ 3.00% Cash, 10.00% PIK, 1.00% L Floor, 5/31/2018	14,014	13,879	13,314	5.32
Raymond Express International, LLC, Term Loan*
L+ 7.75%, 1.75% L Floor, 2/28/2018	2,412	2,401	2,412	0.96
Total Transportation Services		17,301	16,645	6.65

Total Debt Investments		$384,772	$376,917	150.70%

Financial Assets
Consumer Finance Services
GLC Trust 2013-2 Consumer Loan Pool(1)(5)	22,652	$22,652	$22,132	8.85%
Total Consumer Finance Services		22,652	22,132	8.85

Total Financial Assets		$22,652	$22,132	8.85%

Unfunded Obligations
Communications
HC Cable OpCo, LLC, Revolver
0.50%, 7/17/2018	955	$(9)	$-	-%
TableTop Media, LLC, Term Loan**(6)
0.00%, 3/22/2016	1,128	(12)	(2)	-
Total Communications		(21)	(2)	-

Health Services
Aurora Diagnostics, LLC, Delayed Draw Term Loan(6)
2.25%, 7/31/2019	2,393	(21)	(21)	(0.01)
Aurora Diagnostics, LLC, Revolver(6)
0.38%, 7/31/2019	1,020	(8)	(8)	(0.01)
Total Health Services		(29)	(29)	(0.02)

Miscellaneous Retail
Confluence Outdoor, LLC, Delayed Draw Term Loan(6)
2.00%, 4/18/2019	2,330	(41)	(29)	(0.01)
PD Products, LLC, Revolver
0.50%, 10/4/2018	820	(20)	-	-
Total Miscellaneous Retail		(61)	(29)	(0.01)

See accompanying notes to consolidated financial statements

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

September 30, 2015 (unaudited)

(in thousands)

				% of Net
Security Description	Par	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Unfunded Obligations (continued)
Miscellaneous Services
YourMembership Holding Company, Revolver(6)
0.00%, 9/12/2019	441	$(3)	$(4)	-%
Total Miscellaneous Services		(3)	(4)	-

Specialty Services
Vistronix, LLC, Revolver(6)
0.50%, 12/4/2018	525	(6)	(3)	-
Total Specialty Services		(6)	(3)	-

Transportation Services
Raymond Express International, LLC, Revolver
0.50%, 2/28/2018	215	(1)	-	-
Total Transportation Services		(1)	-	-

Total Unfunded Obligations		$(121)	$(67)	(0.03)%
Total Non-Control/Non-Affiliated Investments - United States		$413,074	$407,757	163.03%

_____________

*	Denotes that all or a portion of the investment is held as collateral by the collateralized loan obligation (the “CLO”) (see Note 7).

**	Denotes that all or a portion of the loan is held by Garrison SBIC.

L = London Interbank Offered Rate.

(1)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(2)	Net of incentive fee payable to a third party equal to 20% of any distribution after the Company has received its full net capital investment plus a 12% preferred return in GLC Trust 2013-2 and Prosper Marketplace Series B Preferred Stock.

(3)	Coupon is payable in cash, and/or payment-in-kind (“PIK”), or a combination thereof.

(4)	Investment is currently in default, not income producing and placed on non-accrual status.

(5)	GLC Trust 2013-2 includes 2,892 small balance consumer loans with an average par of $7,832, a weighted average rate of 15.6% and a weighted average maturity of April 10, 2018. See Note 4 for additional information. See exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 for detail on underlying loans.

(6)	The negative fair value is the result of the unfunded commitment being valued below par. These amounts may or may not be funded to the borrowing party currently or in the future.

All debt investments were income producing as of September 30, 2015, unless otherwise noted. Common and preferred equity investments are non income-producing unless otherwise noted.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2014

(in thousands, except share amounts)

				% of Net
Security Description	Shares	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Common Equity
Apparel Products
Everyware Global, Inc., Warrant*	82,843	$-	$-	-%
Total Apparel Products		-	-	-

Health Services
Juniper TGX Investment Partners, LLC, Common	3,146	671	966	0.37
Total Health Services		671	966	0.37

Miscellaneous Manufacturing
Valterra Products Holdings, LLC, Common Class A	185,847	186	372	0.14
Valterra Products Holdings, LLC, Common Class B	20,650	21	41	0.02
Total Miscellaneous Manufacturing		207	413	0.16

Miscellaneous Retail
Provo Craft Holdings, LLC, Common	1,110	-	-	-
Total Miscellaneous Retail		-	-	-

Transportation Services
EZE Trucking, LLC, Common	2,898	268	-	-
Total Transportation Services		268	-	-

Total Common Equity		$1,146	$1,379	0.53%

Preferred Equity
Consumer Finance Services
Prosper Marketplace Series B Preferred Stock (4)(7)	261,912	$790	$5,791	2.22%
Total Consumer Finance Services		790	5,791	2.22

Total Preferred Equity		$790	$5,791	2.22%

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2014

(in thousands)

				% of Net
Security Description	Par	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Apparel Products
Joe's Jeans Inc., Term Loan*
Libor ("L") + 12.75%, 1.25% L Floor, 9/30/2018	10,487	$10,330	$10,330	3.96%
Total Apparel Products		10,330	10,330	3.96

Automotive
CTC Casting Technologies, Inc. (Compass), Loan*
L+ 6.75%, 0.75% L Floor, 3/28/2019	10,150	10,064	10,064	3.85
Penda Corporation, Term Loan(5)
L+ 12.00% Cash, 2.00% PIK, 1/26/2019	7,361	7,255	7,361	2.82
Total Automotive		17,319	17,425	6.67

Broadcasting & Entertainment
CF Entertainment Inc. (Entertainment Studios), Term Loan*
L+ 7.50%, 1.00% L Floor, 6/26/2019	9,936	9,846	9,846	3.77
Total Broadcasting & Entertainment		9,846	9,846	3.77

Building & Real Estate
ShelterLogic Corp., Term Loan*
L+ 8.50%, 1.00% L Floor, 7/30/2019	10,369	10,179	10,179	3.90
Total Building & Real Estate		10,179	10,179	3.90

Chemicals
Aristech Surfaces LLC, Term Loan B*
L+ 8.00%, 1.00% L Floor, 10/17/2019	10,500	10,324	10,324	3.96
Galata Chemicals, LLC, Term Loan*
L+ 8.00%, 1.00% L Floor, 2/28/2019	8,750	8,602	8,750	3.35
Total Chemicals		18,926	19,074	7.31

Communications
HC Cable OpCo, LLC, Term Loan*
L+ 8.50%, 1.00% L Floor, 7/17/2018	10,873	10,738	10,900	4.17
Sirva Worldwide, Loan*
L+ 6.25%, 1.25% L Floor, 3/27/2019	4,913	4,843	4,863	1.86
Total Communications		15,581	15,763	6.03

Consumer Finance Services
PlanMember Financial Corporation, Term Loan*(4)
L+ 8.50%, 1.50% L Floor, 2/14/2018	1,411	1,388	1,411	0.54
Project Sunshine IV Pty Ltd (Sensis), New Term Loans*(4)
L+ 7.00%, 1.00% L Floor, 9/23/2019	9,186	9,099	9,048	3.47
Total Consumer Finance Services		10,487	10,459	4.01

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2014

(in thousands)

				% of Net
Security Description	Par	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Electrical Equipment
AbelConn, LLC (SIE Computing), Term Loan A*
L+ 8.50%, 1.00% L Floor, 7/17/2019	10,500	$10,309	$10,309	3.95%
AbelConn, LLC (SIE Computing), Term Loan B
L+ 2.50%, 1.00% L Floor, 7/17/2019	71	69	69	0.03
Total Electrical Equipment		10,378	10,378	3.98

Food Stores - Retail
Specialty Bakers LLC, Term Loan*
L+ 7.25%, 1.00% L Floor, 8/7/2019	9,486	9,300	9,300	3.56
Sqwincher Corporation (The), Term Loan*
L+ 10.00%, 1.50% L Floor, 8/3/2016	9,336	9,256	9,336	3.58
Total Food Stores - Retail		18,556	18,636	7.14

Health Services
Aurora Diagnostics, LLC, Delayed Draw Term Loan
L+ 7.00%, 1.25% L Floor, 7/31/2019	330	330	328	0.13
Aurora Diagnostics, LLC, Term Loan*
L+ 7.00%, 1.25% L Floor, 7/31/2019	5,608	5,553	5,553	2.13
Forest Park Medical Center at Fort Worth, LLC, Term Loan
L+ 14.00%, 7/16/2019	9,591	9,436	9,436	3.61
Forest Park Medical Center at San Antonio, LLC, Term Loan
L+ 14.00%, 7/16/2019	11,409	11,226	11,226	4.29
Virtual Radiologic Corporation, Term Loan B*
L+ 5.50%, 1.75% L Floor, 12/22/2016	4,825	4,808	3,860	1.48
SCG Capital Corporation (Radiation Therapy), Term Note
L+ 12.00%, 5/1/2017	6,171	6,171	6,171	2.36
Walnut Hill Physicians' Hospital, LLC, Acquistion Loan
12.50%, on Demand	1,529	1,529	1,529	0.59
Walnut Hill Physicians' Hospital, LLC, Term Loan
12.50%, 4/1/2019	7,482	7,482	7,482	2.87
Total Health Services		46,535	45,585	17.46

Insurance Agents
Affirmative Insurance Holdings, Inc., Term Loan*
L+ 9.25%, 1.25% L Floor, 3/30/2016	5,734	5,587	5,590	2.14
Worley Claims Services, LLC, Term Loan*
L+ 8.00%, 1.00% L Floor, 10/31/2020	10,500	10,398	10,398	3.98
Total Insurance Agents		15,985	15,988	6.12

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2014

(in thousands)

Security Description	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Miscellaneous Manufacturing
Anchor Hocking, LLC (EveryWare Global), Initial Term Loan*(5)
L+ 6.50% Cash, 1.75% PIK, 1.25% L Floor, 5/21/2020	6,947	$6,856	$4,098	1.57%
AP Gaming I, LLC, Term B Loan*
L+ 8.25%, 1.00% L Floor, 12/20/2020	4,950	4,823	4,925	1.89
A.S.V., Inc., Term Loan*
L+ 9.50%, 1.00% L Floor, 12/19/2019	9,494	9,306	9,305	3.56
CR Brands, Inc., Term Loan*
L+ 7.25%, 1.00% L Floor, 3/31/2019	10,500	10,322	10,322	3.95
Frontier Spinning Mills, Inc., Term Loan*
L+ 6.50%, 1.00% L Floor, 12/19/2018	4,810	4,790	4,786	1.83
Kranos Acquisition Corp., Term Loan*(5)
L+ 11.00% Cash, 1.00% PIK, 1.00% L Floor, 6/15/2017	10,158	10,060	10,079	3.86
Lexmark Carpet Mills, Inc., Term Loan*
L+ 10.00%, 1.00% L Floor, 12/19/2019	10,500	10,239	10,239	3.92
Nursery Supplies, Inc., Term Loan*
L+ 7.50%, 1.00% L Floor, 6/13/2018	10,794	10,757	10,843	4.15
PCCR USA, Inc., Term Loan A*
L+ 8.00%, 1.00% L Floor, 12/1/2019	7,000	6,863	6,863	2.63
PCCR USA, Inc., Term Loan B*
L+ 8.00%, 1.00% L Floor, 12/1/2019	3,500	3,414	3,414	1.31
Valterra Products Holdings, LLC, Term Loan*
L+ 9.00%, 1.00% L Floor, 5/31/2018	8,409	8,294	8,528	3.27
Total Miscellaneous Manufacturing		85,724	83,402	31.94

Miscellaneous Retail
Confluence Outdoor, LLC, Term Loan*
L+ 7.00%, 1.00% L Floor, 4/18/2019	6,657	6,557	6,557	2.51
Confluence Outdoor, LLC, Delayed Draw Term Loan
L+ 7.00%, 1.00% L Floor, 4/18/2019	999	999	948	0.36
PD Products, LLC, Term Loan*
L+ 10.50%, 1.50% L Floor, 10/4/2018	9,969	9,819	9,969	3.82
PD Products, LLC, Revolver
L+ 10.50%, 1.50% L Floor, 10/4/2018	804	804	804	0.31
PSP Group, LLC, Term Loan*
L+ 4.75%, 1.50% L Floor, 9/13/2016	4,360	4,341	4,273	1.64
Total Miscellaneous Retail		22,520	22,551	8.64

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2014

(in thousands)

Security Description	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Miscellaneous Services
Academi Holdings LLC, Second Lien Term Loan*
L+ 10.00%, 1.00% L Floor, 7/25/2020	10,000	$9,815	$9,815	3.76%
Dorsey School of Business Holdings, Inc., Term Loan*
L+ 8.00%, 1.50% L Floor, 6/28/2018	4,500	4,500	4,500	1.72
Global Traffic Technologies, LLC, Term Loan A*
L+ 5.25%, 1.25% L Floor, 6/30/2015	381	363	381	0.15
Global Traffic Technologies, LLC, Term Loan B*
L+ 5.25%, 1.25% L Floor, 6/30/2015	3,560	3,551	3,560	1.36
Midwest Technical Institute, Inc., Term Loan A*
L+ 10.00%, 1.50% L Floor, 10/4/2017	7,146	7,146	7,146	2.74
Midwest Technical Institute, Inc., Revolver
L+ 10.00%, 1.50% L Floor, 10/4/2017	999	999	999	0.38
NAP Asset Holdings Ltd., Canadian Term Loan*
L+ 7.00%, 1.00% L Floor, 3/22/2018	2,486	2,469	2,486	0.95
NAP Asset Holdings Ltd., Term Loan*
L+ 7.00%, 1.00% L Floor, 3/22/2018	5,563	5,527	5,563	2.13
SC Academy Holdings, Inc., Term Loan(3)
14.00%, 7/16/2016	7,761	5,588	4,067	1.56
Speed Commerce, Inc., Term Loan*
L+ 7.50%, 1.00% L Floor, 11/21/2019	10,500	10,296	10,343	3.96
Sprint Industrial Holdings, LLC, Term Loan (First Lien)*
L+ 5.75%, 1.25% L Floor, 5/14/2019	4,873	4,845	4,605	1.76
Tecta America Corp., Term Loan*
L+ 4.00%, 1.00% L Floor, 7/1/2018	4,040	3,873	3,838	1.47
YourMembership Holding Company, Term Loan A**
L+ 7.00%, 1.00% L Floor, 9/12/2019	8,505	8,421	8,421	3.23
Total Miscellaneous Services		67,393	65,724	25.17

Printing & Publishing
Dodge Data & Analytics LLC, Term Loan*
L+ 8.75%, 1.00% L Floor, 10/31/2019	10,500	10,297	10,296	3.94
Total Printing & Publishing		10,297	10,296	3.94

Oil & Gas
Gasco Production Company, Term Loan*
L+ 8.50%, 1.00% L Floor, 8/18/2017	9,985	9,767	9,766	3.74
Total Oil & Gas		9,767	9,766	3.74

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2014

(in thousands)

Security Description	Par	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Restaurants
Rita's Water Ice Franchise Company, LLC, Term Loan B*
L+ 12.50%, 1.50% L Floor, 11/30/2016	4,688	$4,688	$4,688	1.80%
Ted's Cafe Escondido Holdings, Inc., Term Loan A*
L+ 8.00%, 1.50% L Floor, 12/31/2018	6,825	6,825	6,825	2.61
Ted's Cafe Escondido Holdings, Inc., Revolver
L+ 8.00%, 1.50% L Floor, 12/31/2018	100	100	100	0.04
Total Restaurants		11,613	11,613	4.45

Specialty Services
Vistronix, LLC, Term Loan*
L+ 8.00%, 0.50% L Floor, 12/4/2018	10,015	9,935	9,935	3.81
Total Specialty Services		9,935	9,935	3.81

Transportation Services
EZE Trucking, LLC, Term Loan*(5)
L+ 10.75% Cash, 1.00% PIK, 0.25% L Floor, 7/31/2018	10,499	10,230	10,604	4.06
Fleetgistics Holdings, Inc., Term Loan*
L+ 6.13%, 2.00% L Floor, 12/31/2018	1,021	1,021	919	0.35
MXD Group, Inc. (fka Exel Direct Inc.), Term Loan*
L+ 13.00%, 1.00% L Floor, 5/31/2018	13,213	13,027	12,155	4.66
Raymond Express International, LLC, Term Loan*
L+ 7.75%, 1.75% L Floor, 2/28/2018	3,897	3,871	3,946	1.51
Total Transportation Services		28,149	27,624	10.58

Total Debt Investments		$429,520	$424,574	162.62%

Financial Assets
Consumer Finance Services
GLC Trust 2013-2 Consumer Loan Portfolio(1)(4)(6)	36,842	$36,842	$36,330	13.91%
Total Consumer Finance Services		36,842	36,330	13.91

Total Financial Assets		$36,842	$36,330	13.91%

Unfunded Obligations
Communications
HC Cable OpCo, LLC, Revolver
0.50%, 7/17/2018	489	$(6)	$-	-%
Total Communications		(6)	-	-

Health Services
Aurora Diagnostics, LLC, Delayed Draw Term Loan(2)
0.00%, 7/31/2019	520	(5)	(3)	-
Aurora Diagnostics, LLC, Revolver(2)
0.38%, 7/31/2019	1,020	(10)	(10)	(0.01)
Total Health Services		(15)	(13)	(0.01)

Miscellaneous Manufacturing
Valterra Products Holdings, LLC, Revolver
0.50%, 5/31/2018	1,588	(22)	23	0.01
Total Miscellaneous Manufacturing		(22)	23	0.01

Miscellaneous Retail
Confluence Outdoor, LLC, Delayed Draw Term Loan
2.00%, 4/18/2019	2,330	(50)	-	-
PD Products, LLC, Revolver
0.50%, 10/4/2018	837	(25)	-	-
Total Miscellaneous Retail		(75)	-	-

Miscellaneous Services
Dorsey School of Business Holdings, Inc., Revolver
0.50%, 6/28/2018	1,000	-	-	-
Global Traffic Technologies, LLC, Revolver
0.50%, 6/30/2015	1,458	(4)	-	-
Tecta America Corp., Revolver(2)
0.50%, 7/1/2018	6,269	(259)	(313)	(0.12)
YourMembership Holding Company, Revolver(2)**
0.00%, 9/12/2019	356	(3)	(3)	-
Total Miscellaneous Services		(266)	(316)	(0.12)

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2014

(in thousands)

Security Description	Par	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Unfunded Obligations (continued)
Restaurants
Ted's Cafe Escondido Holdings, Inc., Revolver
0.50%, 12/31/2018	400	$-	$-	-%
Ted's Cafe Escondido Holdings, Inc., Delayed Draw Term Loan B
1.00%, 12/31/2018	500	-	-	-
Total Restaurants		-	-	-

Specialty Services
Vistronix, LLC, Revolver
0.50%, 12/4/2018(2)	875	(7)	(7)	-
Total Specialty Services		(7)	(7)	-

Transportation Services
Raymond Express International, LLC, Revolver
0.50%, 2/28/2018	538	(3)	8	-
Total Transportation Services		(3)	8	-
Total Unfunded Obligations		$(394)	$(305)	(0.12)%
Total Non-Control/Non-Affiliated Investments - United States		$467,904	$467,769	179.16%

_____________

*	Denotes that all or a portion of the investment is held as collateral by the CLO (see Note 7).

**	Denotes that all or a portion of the loan is held by Garrison SBIC.

(1)	GLC Trust 2013-2 includes 3,731 small balance consumer loans with an average par of $9,875, a weighted average rate of 15.6% and a weighted average maturity of February 6, 2018. See Note 4 for additional information.

(2)	The negative fair value is the result of the unfunded commitment being valued below par. These amounts may or may not be funded to the borrowing party currently or in the future.

(3)	Investment is currently in default, not income producing and placed on non-accrual status.

(4)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(5)	Coupon is payable in cash and/or PIK, or a combination thereof.

(6)	See exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended, for detail on underlying loans.

(7)	Net of incentive fee payable to a third party equal to 20% of any distribution after the Company has received its full net capital investment plus a 12% preferred return in GLC Trust 2013-2 and Prosper Marketplace Series B Preferred Stock.

All debt investments were income producing as of December 31, 2014, unless otherwise noted. Common and preferred equity investments are non-income producing unless otherwise noted.

.

 See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

($ in thousands, except share and per share amounts)

	Three Months ended	Three Months ended	Nine Months ended	Nine Months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Investment income
Interest income
Non-Control/Non-Affiliate investments	$12,285	$12,009	$37,519	$33,989
Other income	921	935	2,317	2,236
Affiliate investments	-	-	-	462
Dividend income
Affiliate investments	-	-	-	386
Total investment income	13,206	12,944	39,836	37,073
Expenses
Interest expense	1,874	1,871	5,541	5,227
Loss on refinancing of GLC Trust 2013-2 revolver	-	243	-	243
Management fee	1,955	2,024	5,927	5,997
Incentive fee	(83)	1,270	1,629	7,066
Professional fees	400	255	1,015	915
Directors' fees	97	96	305	283
Administrator expenses	241	165	755	568
Other expenses	484	623	1,564	1,510
Total expenses	4,968	6,547	16,736	21,809
Net investment income before excise taxes	8,238	6,397	23,100	15,264
Excise tax expense	6	(136)	3	(136)
Net investment income	8,244	6,261	23,103	15,128
Realized and unrealized (loss)/gain on investments
Net realized (loss)/gain from investments
Non-Control/Non-Affiliate investments	(2,301)	822	(11,312)	2,392
Affiliate investments	-	376	-	8,502
Net change in unrealized (loss)/gain from investments
Non-Control/Non-Affiliate investments	(6,184)	(2,378)	(5,183)	633
Affiliate investments	-	-	-	(1,839)
Net realized and unrealized (loss)/gain on investments	(8,485)	(1,180)	(16,495)	9,688
Net (decrease)/increase in net assets resulting from operations	$(241)	$5,081	$6,608	$24,816
Net investment income per common share	$0.49	$0.37	$1.38	$0.90
Net (decrease)/increase in net assets resulting from operations per common share	$(0.01)	$0.30	$0.39	$1.48
Basic weighted average common shares outstanding	16,758,779	16,758,779	16,758,779	16,758,779
Dividends and distributions declared per common share (1)	$0.35	$0.35	$1.05	$1.05

____________

(1)	Calculated using basic weighted average common shares outstanding.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

($ in thousands, except share and per share amounts)

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014

Increase in net assets from operations:
Net investment income	$23,103	$15,128
Net realized (loss)/gain from investments	(11,312)	10,894
Net change in unrealized loss on investments	(5,183)	(1,206)
Net increase in net assets from operations	6,608	24,816

Dividends and distributions to stockholders:
From net investment income (1)	(17,598)	(17,597)
Total dividends and distributions to stockholders	(17,598)	(17,597)

Total (decrease)/increase in net assets	(10,990)	7,219
Net assets at beginning of period	261,103	254,081
Net assets at end of period	$250,113	$261,300
Net asset value per common share	$14.92	$15.59
Common shares outstanding at end of period	16,758,779	16,758,779

Under/(over) distributed net investment income included in net assets	$5,505	$(2,468)

(1)	Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

____________

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

($ in thousands, except share and per share amounts)

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities
Net increase in net assets resulting from operations	$6,608	$24,816
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net accretion of discounts on investments	(1,234)	(1,421)
Net realized loss/(gain) from investments	11,312	(10,894)
Amortization of discount on senior secured notes payable	229	95
Loss on refinancing of GLC Trust 2013-2 revolving note	-	243
Amortization of deferred debt issuance costs	599	525
Net change in unrealized loss on investments	5,183	1,206
Payment-in-kind interest	(1,953)	(533)
Purchases of investments	(128,579)	(325,007)
Paydowns of investments	169,174	225,715
Sales of investments	6,111	91,366
Changes in operating assets and liabilities:
Decrease in cash and cash equivalents, restricted	7,505	12,504
Decrease in due from counterparties	74	4,954
Increase in accrued interest receivable	(1,942)	(1,418)
Increase in deferred offering costs	(189)	(314)
Decrease in prepaid administrator fee	74	-
Increase in other assets	(264)	(282)
Decrease in due to counterparties	(109)	(2,744)
(Decreased)/increase in payables to affiliates	(92)	3,605
Decrease in interest payable on notes payable	(74)	(838)
Increase/(decrease) in accrued expenses and other payables	132	(109)
Net cash provided by operating activities	72,565	21,469

Cash flows from financing activities
Distributions paid to stockholders	(17,598)	(17,597)
Payments for financing costs	(690)	(468)
Repayment of senior secured revolving notes	(40,500)	(16,000)
Repayment of GLC Trust 2013-2 Class A notes	(11,626)	-
Repayment of GLC Trust 2013-2 revolving notes	-	(9,742)
Net proceeds from GLC 2013-2 notes	-	34,245
Proceeds from Garrison SBIC borrowings	14,800	-
Net cash used in financing activities	(55,614)	(9,562)

Net increase in cash and cash equivalents	16,951	11,907
Cash and cash equivalents at beginning of period	13,651	13,665
Cash and cash equivalents at end of period	$30,602	$25,572

Supplemental disclosure of cash flow information
Cash paid for interest expense	$4,739	$5,475

Supplemental disclosure of non-cash activities
Restructuring of portfolio investments	$3,986	$-

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

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

Garrison Capital LLC, a Delaware limited liability company, commenced operations on December 17, 2010. On October 9, 2012, Garrison Capital LLC converted from a Delaware limited liability company to a Delaware corporation (the “Conversion”). In this Conversion, Garrison Capital Inc. succeeded to the business of Garrison Capital LLC and its subsidiaries, and the members of Garrison Capital LLC became stockholders of GARS. An aggregate of 10,707,221 shares of common stock, par value $0.001 per share, were issued to the former members of Garrison Capital LLC in this Conversion in accordance with their respective pro-rata membership interests in Garrison Capital LLC. As a result of a reverse stock split on February 25, 2013, which resulted in the conversion of one share of common stock into 0.9805106 shares of common stock (the “Reverse Stock Split”), all amounts related to shares/units, share/unit prices, earnings per share/per unit and distributions per share/unit have been retroactively restated for all periods presented. As a result, the 10,707,221 shares of common stock issued in the Conversion have been retroactively restated to 10,498,544.

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

Our investment objective is to generate current income and capital appreciation by making investments generally in the range of $5.0 million to $25.0 million primarily in debt securities and loans of U.S. based middle-market companies, which we define as those having annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of between $5.0 million and $30.0 million. Our goal is to generate attractive risk-adjusted returns by assembling a broad portfolio of investments.

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

September 30, 2015

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

On July 11, 2014, GARS increased the GLC Trust 2013-2 Revolver total commitment by $15.0 million for a total commitment of $30.0 million. On July 18, 2014, GARS completed a $39.2 million term debt securitization (“GLC Trust 2013-2 Notes”) collateralized by the GLC Trust 2013-2 consumer loan portfolio, to refinance the GLC Trust 2013-2 Revolver (see Note 7).

On August 15, 2013, Walnut Hill II LLC was formed for the purpose of holding a first lien equipment loan. Walnut Hill II LLC is 100% owned by GARS.

On May 29, 2014, Garrison Capital SBIC LP (“Garrison SBIC”), which has an investment objective substantially similar to GARS, was formed in accordance with small business investment company (“SBIC”) regulations and may acquire up to $150.0 million in financing. Garrison SBIC received a license from the U.S Small Business Administration (the “SBA”) on May 26, 2015.

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

GARS entered into a custody agreement, which was effective as of October 9, 2012 (“the Custody Agreement”), with Deutsche Bank Trust Company Americas (the “Custodian”) to act as the Custodian for GARS. Deutsche Bank also acts as the trustee of GF 2013-2 and the custodian for Garrison SBIC.

GARS entered into an administration agreement, which was effective as of October 9, 2012 (the “Administration Agreement”), with Garrison Capital Administrator LLC, a Delaware limited liability company (the “GARS Administrator”).

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

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

Basis for Consolidation

The consolidated financial statements include the accounts of GARS and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The accounts of the subsidiaries are prepared for the same reporting period as GARS using consistent accounting policies.

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

September 30, 2015

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

Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if it owns more than 25% of the voting securities of such company. The Company is deemed to be an affiliate of a company in which it has invested if it owns 5% or more of the voting securities of such company. As of both September 30, 2015 and December 31, 2014, all of the Company’s investments were Non-Control/Non-Affiliate Investments.

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

Cash and Cash Equivalents

As of September 30, 2015 and December 31, 2014, cash held in designated bank accounts with GARS’ Custodian was $26.7 million and $7.6 million, respectively. As of September 30, 2015 and December 31, 2014, cash held in designated bank accounts with other major financial institutions was $3.9 million and $6.1 million, respectively. At times, these balances may exceed federally insured limits and this potentially subjects the Company to a concentration of credit risk. The Company believes it is not exposed to any significant credit risk associated with its cash custodian.

The Company defines cash equivalents as highly liquid financial instruments with original maturities of three months or less, including those held in overnight sweep bank deposit accounts. As of both September 30, 2015 and December 31, 2014, the Company held no cash equivalents.

Cash and Cash Equivalents, Restricted

Restricted cash as of September 30, 2015 and December 31, 2014 included cash of $5.3 million and $12.6 million, respectively, held by GF 2013-2 in designated bank accounts with its Custodian. GF 2013-2 is required to use a portion of these amounts to pay interest expense, reduce borrowings at the end of the investment period and to pay other amounts in accordance with the terms of the indenture of the CLO. Funds held by GF 2013-2 are not available for general use by the Company. Restricted cash as of September 30, 2015 and December 31, 2014 also included cash of $1.5 million and $1.7 million, respectively, held by GLC Trust 2013-2 in designated restricted bank accounts.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

2. Significant Accounting Policies and Recent Updates  – (continued)

GLC Trust 2013-2 is required to use a portion of these amounts to make principal payments and pay interest expense in accordance with the terms of the indenture governing the GLC Trust 2013-2 Notes.

As of both September 30, 2015 and December 31, 2014, the Company held no restricted cash equivalents.

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

The Company recognized $0.8 million and $2.1 million in charge offs of consumer loans held by GLC Trust 2013-2 in realized losses from investments for the three and nine months ended September 30, 2015, respectively. The Company recognized $0.3 million and $0.6 million in charge offs of consumer loans held by GLC Trust 2013-2 in realized losses from investments for the three and nine months ended September 30, 2014, respectively. The Company had two investments placed on non-accrual status as of September 30, 2015 and one investment placed on non-accrual status as of December 31, 2014.

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

Expenses

Expenses related to, but not limited to, ratings fees, due diligence, valuation expenses and independent collateral appraisals may arise when the Company makes certain investments. These expenses are recognized as incurred in the consolidated statements of operations within other expenses.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

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

September 30, 2015

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

September 30, 2015

2. Significant Accounting Policies and Recent Updates  – (continued)

Offering Costs

Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity or debt offerings and are charged against proceeds from the offerings when received. As of September 30, 2015 and December 31, 2014, $0.5 million and $0.3 million of expenses associated with the shelf registration statement initially filed with the SEC on April 3, 2014 (“Registration Statement”), were deferred and included in deferred offering costs, respectively. These amounts will be charged against proceeds from future offerings of securities when received.

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

The Company adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our stockholders who have not ‘opted out’ of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock acquired by AST through open-market purchases, rather than receiving the cash distribution. As of September 30, 2015, no new shares have been issued to fulfill the dividend reinvestment plan.

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

Income Taxes

As discussed in Note 1, for tax purposes, GARS has elected to be treated as a RIC under Subchapter M of the Code, and intends to qualify each taxable year for such treatment. In addition, GF 2013-2, GF 2013-2 Manager, the GARS Equity Holdings Entities, Walnut Hill II LLC and Forest Park II LLC are disregarded entities for tax purposes. GLC Trust 2013-2 is a grantor trust for U.S. taxable income purposes, whereby the income reverts to GARS, accordingly, no provision for federal income tax was made in the consolidated financial statements for the nine months ended September 30, 2015 or the year ended December 31, 2014.

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

September 30, 2015

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

No U.S. federal excise tax expense was recorded for the three or nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, $0.1 million of U.S. federal excise tax was recorded.

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

($ in thousands)

Accumulated Net Investment Income/(Loss)	$(1,102)
Accumulated Net Realized Gain/(Loss)	1,165
Paid-In Capital	$(63)

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

2. Significant Accounting Policies and Recent Updates  – (continued)

The following table reconciles net increase in net assets resulting from operations to taxable income for tax year ended December 31, 2014:

($ in thousands)	December 31, 2014
Net Increase in Net Assets Resulting from Operations	$30,484
Net Change in Unrealized Gain/(Loss) on Investments	2,227
Permanent Book-to-Tax Differences	63
Temporary Book-to-Tax Differences	(3,664)
Taxable Income Before Deductions for Distribution	$29,110

As of December 31, 2014, the accumulated earnings/(deficit) on a tax basis is:

($ in thousands)	December 31, 2014
Undistributed ordinary income	$5,648
Accumulated capital gain and other gains/(losses)	-
Unrealized (loss) on investments	(2,304)
Total accumulated earnings/(deficit)	$3,344

The tax character of all distributions paid for the year ended December 31, 2014 in the amount of $23.5 million was ordinary income. As of December 31, 2014, the components of accumulated losses on a tax basis, as detailed below, differ from the amounts reflected per GARS’ consolidated statement of financial condition by temporary book-to-tax differences arising from book-to-tax differences related to the deductibility of accrued incentive fees payable to the Investment Adviser attributable to unrealized gain (loss) on investments and book-to-tax differences on taxable income inclusions of investment income earned on certain securities that was accrued for tax but not for U.S. GAAP.

($ in thousands)

Other temporary differences	$(2,169)
Unrealized (loss)	(134)
Total Components of Unrealized Income	$(2,303)

As of December 31, 2014, the federal income tax basis of investments was $467.9 million resulting in net unrealized loss of $0.7 million.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of September 30, 2015 and December 31, 2014. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

2. Significant Accounting Policies and Recent Updates  – (continued)

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed as of September 30, 2015 and December 31, 2014.

If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits, this would be recognized as income tax expense in the consolidated statements of operations.

During 2014, the Company utilized capital loss carryforwards of $5.8 million. As of December 31, 2014, the Company had no post-enactment long-term capital loss carryforwards.

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

September 30, 2015

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

The terms of the Debt Investments may provide for the extension to a borrower of additional credit or funding at the request of the borrower, subject to the terms of each loan’s respective credit agreement. This exposes the Company to potential liabilities that are not reflected on the consolidated statements of financial condition. As of September 30, 2015 and December 31, 2014, the Company had $9.8 million and $18.2 million of unfunded obligations with a fair value of $(0.1) million and $(0.3) million, respectively. The negative fair value is the result of the unfunded commitment being valued below par. These amounts may or may not be funded to the borrowing party now or in the future.

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

September 30, 2015

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

4. Fair Value of Financial Instruments  – (continued)

The following tables summarize the valuation of the Company’s investments measured at fair value based on the fair value hierarchy detailed above as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured (1)	$-	$-	$369,375	$369,375
Mezzanine	-	-	7,474	7,474
Preferred Equity Investments	-	-	5,351	5,351
Common Equity Investments	-	-	3,426	3,426
Financial Assets	-	-	22,131	22,131
	$-	$-	$407,757	$407,757

(1)	Includes unfunded obligations with a fair value of $(0.1) million.

	As of December 31, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured (1)	$-	$-	$399,188	$399,188
Second Lien	-	-	13,652	13,652
Mezzanine	-	-	7,361	7,361
Subordinated	-	-	4,067	4,067
Preferred Equity Investments	-	-	5,791	5,791
Common Equity Investments	-	-	1,380	1,380
Financial Assets	-	-	36,330	36,330
	-	-	467,769	$467,769

(1)	Includes unfunded obligations with a fair value of $(0.3) million.

The net change in unrealized (loss)/gain attributable to the Company’s Level 3 assets for the nine months ended September 30, 2015 and September 30, 2014 included in the net change in unrealized (loss)/gain on investments in the Company’s consolidated statement of operations was $(5.2) million and $(1.2) million, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

4. Fair Value of Financial Instruments  – (continued)

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the nine months ended September 30, 2015:

	Nine Months Ended September 30, 2015
	Senior Secured Investments	Second Lien Investments	Mezzanine Investments	Subordinated Investments	Preferred Equity Investments	Common Equity Investments	Financial Assets	Total
($ in thousands)
Fair value, beginning of period	$399,188	$13,652	$7,361	$4,067	$5,791	$1,380	$36,330	$467,769
Total net realized and unrealized (loss)/gain on investments	(12,029)	285	(19)	(2,817)	1,050	(779)	(2,103)	(16,412)
Total net accretion of discounts on investments	1,184	31	19	-	-	-	-	1,234
Purchases/issuances	140,687	-	113	-	1,250	2,825	-	144,875
Sales	127	(3,498)	-	-	(2,740)	-	-	(6,111)
Paydowns	(159,782)	(10,470)	-	(1,250)	-	-	(12,096)	(183,598)
Fair value, end of period	$369,375	$-	$7,474	$-	$5,351	$3,426	$22,131	$407,757

Net change in unrealized (loss)/gain on investments in our Consolidated Statement of Operations attributable to our Level 3 assets (1)	$(7,252)	$-	$(19)	$-	$(1,451)	$(778)	$(9)	$(9,510)

(1)	Net change in unrealized (loss)/gain included in earnings related to investments still held at reporting date.

There were no transfers of investments between levels by the Company for the nine months ended September 30, 2015.

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the nine months ended September 30, 2014:

	Nine Months Ended September 30, 2014
	Senior Secured Investments	Second Lien Investments	Mezzanine Investments	Real Estate Loan Investments	Subordinated Investments	Unsecured Investments	Preferred Equity Investments	Common Equity Investments	Financial Assets	Total
($ in thousands)
Fair value, beginning of period	$382,888	$13,681	$7,081	$-	$-	$-	$5,453	$3,090	$16,888	$429,081
Transfers into Level 3 (1)	-	4,917	-	-	-	-	-	-	-	4,917
Transfers out of Level 3 (1)	(4,917)	-	-	-	-	-	-	-	-	(4,917)
Total net realized and unrealized (loss)/gain on investments	1,287	261	114	68	(1,521)	-	4,191	6,624	(1,334)	9,690
Total net accretion of discounts on investments	1,238	31	19	132	-	-	-	-	-	1,420
Purchases/issuances	253,664	14,811	110	10,073	5,588	6,593	-	-	34,702	325,541
Sales	(77,171)	-	-	-	-	-	(5,883)	(8,313)	-	(91,367)
Paydowns	(203,621)	(5,957)	-	-	-	(6,593)	-	-	(9,545)	(225,716)
Fair value, end of period	$353,368	$27,744	$7,324	$10,273	$4,067	$-	$3,761	$1,401	$40,711	$448,649

Net change in unrealized gain/(loss) on investments in our Consolidated Statement of Operations attributable to our Level 3 assets (2)	$434	$301	$113	$68	$(1,521)	$-	$2,971	$449	$(707)	$2,108

(1)	Represents transfer between senior secured investments and second lien investments. There were no transfers of investments between levels by the Company for the nine months ended September 30, 2014.
(2)	Net change in unrealized gain/(loss) included in earnings related to investments still held at reporting date.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

4. Fair Value of Financial Instruments  – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at September 30, 2015:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range				Weighted
($ in thousands)	September 30, 2015	Technique	Input	Low		High		Average
Senior Secured Investments (1)	$369,375	Comparable yield approach	Market rate (4)	7.5%		17.3%		10.3%
		Market comparable companies	EBITDA multiple (5)	1.9	x	11.0	x	6.2	x
Mezzanine Investments	7,474	Comparable yield approach	Market rate (4)	16.0%		16.0%		16.0%
		Market comparable companies	EBITDA multiple (5)	5.0	x	5.0	x	5.0	x
Equity Investments (2)	8,777	Market comparable companies	EBITDA multiple (5)	4.3	x	8.0	x	6.0	x
		Market comparable companies	Origination fees multiple	10.5	x	10.5	x	10.5	x
Financial Assets (3)	22,131	Discounted cash flows	Interest rate	6.3%		31.3%		15.6%

			Conditional prepayment rate	18.5%		83.6%		38.4%

			Constant default rate	6.5%		33.0%		14.4%

			Discount rate	8.3%		8.3%		8.3%
Total	$407,757

(1)	Includes total unfunded obligations of $(0.1) million.
(2)	Includes preferred and common equity.
(3)	Financial Assets are valued by the level of risk associated with the underlying loan measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, the borrowers credit score obtained from an official credit reporting agency at origination, debt-to-income ratios at origination, information from the borrower’s credit report at origination, as well as the borrower’s self-reported income range, occupation and employment status at origination. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of September 30, 2015, 24.5%, 32.2%, 32.2%, 7.6%, 3.3%, and 0.2%, of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively. See exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 for detail on underlying loans.
(4)	Excludes investments with a risk rating of 4, unfunded revolvers and equity investments. Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.
(5)	Excludes $43.1 million of par value related to non-operating portfolio companies, which we define as those investments collateralized by real estate, proved developed producing value (“PDP”) or other hard assets. PDPs are proven revenues that can be produced with existing wells.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at December 31, 2014:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range				Weighted
	December 31, 2014	Technique	Input	Low		High		Average
($ in thousands)
Senior Secured Investments (1)	$399,188	Comparable yield approach	Market rate (4)	3.9%		19.7%		10.7%
		Market comparable companies	EBITDA multiple (5)	1.9	x	11.0	x	6.4	x
Second Lien Investments	13,652	Comparable yield approach	Market rate (4)	6.6%		11.5%		10.1%
		Market comparable companies	EBITDA multiple (5)	5.0	x	9.3	x	8.1	x
Mezzanine Investments	7,361	Comparable yield approach	Market rate (4)	14.0%		14.0%		14.0%
		Market comparable companies	EBITDA multiple (5)	5.0	x	5.0	x	5.0	x
Subordinated Investments	4,067	Market comparable companies	EBITDA multiple (5)	5.1	x	5.1	x	5.1	x
Equity Investments (2)	7,171	Market comparable companies	EBITDA multiple (5)	5.0	x	7.0	x	5.6	x
		Market comparable companies	Origination fees multiple	20.0	x	20.0	x	20.0	x
Financial Assets (3)	36,330	Discounted cash flows	Interest rate	10.3%		31.3%		15.7%
			Conditional prepayment rate	18.5%		83.6%		43.5%
			Constant default rate	6.5%		33.0%		14.7%
			Discount rate	8.3%		8.3%		8.3%
Total	$467,769

(1)	Includes total unfunded obligations of $(0.3) million.
(2)	Includes preferred and common equity.
(3)	Financial Assets are aggregated by the level of risk associated with the underlying loan, measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, the borrower’s credit score obtained from an official credit reporting agency at origination, debt-to-income ratios at origination, information from the borrower’s credit report at origination, as well as the borrower’s self-reported income range, occupation and employment status at origination. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of December 31, 2014, 26.0%, 30.2%, 31.8%, 7.7%, 3.8% and 0.5% of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively. See exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended, for detail on underlying loans.
(4)	Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.
(5)	Excludes non-operating portfolio companies, which we define as those investments collateralized by real estate or other hard assets.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

4. Fair Value of Financial Instruments  – (continued)

Significant unobservable inputs used in the fair value measurement of the Company’s Debt Investments include indicative bid quotations obtained from independent third party pricing services (“consensus pricing”), multiples of market comparable companies, and relative comparable yields.

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

Significant unobservable inputs used in the fair value measurement of the Company’s Equity Investments include market comparables. Significant decreases (increases) in market comparables could result in significantly lower (higher) fair value measurements.

Significant unobservable inputs used in the fair value measurement of the Company’s Financial Assets include interest rate, prepayment rate, unit loss rate and discount rate.

Significant decreases (increases) in interest rates or prepayment rates could result in significantly lower (higher) fair value measurements. Significant increases (decreases) in unit loss rates or discount rates could result in significantly lower (higher) fair value measurements.

The composition of the Company’s portfolio by industry at cost and fair value as of September 30, 2015 was as follows:

Industry	Cost of Investments		Fair Value of Investments
($ in thousands)
Miscellaneous Manufacturing	$80,434	19.5%	$80,830	19.8%
Health Services	45,656	11.1	42,048	10.3
Consumer Finance Services	35,151	8.5	38,260	9.4
Miscellaneous Retail	28,209	6.8	28,343	7.0
Miscellaneous Services	28,073	6.8	25,196	6.2
Oil & Gas	24,921	6.0	24,931	6.1
Communications	23,661	5.7	23,800	5.8
Transportation Services	17,570	4.3	16,644	4.1
Automotive	17,098	4.1	17,185	4.2
Insurance Agents	10,346	2.5	10,333	2.5
Agricultural Services	10,319	2.5	9,450	2.3
Electrical Equipment	10,265	2.5	10,265	2.5
Chemicals	10,157	2.5	10,157	2.5
Cosmetics/Toiletries	10,128	2.5	10,128	2.5
Business Services	10,104	2.4	10,104	2.5
Building & Real Estate	10,081	2.4	10,081	2.5
Specialty Services	9,918	2.4	9,918	2.4
Broadcasting & Entertainment	9,787	2.4	9,787	2.4
Food Stores - Retail	9,280	2.2	9,280	2.3
Printing & Publishing	9,202	2.2	9,202	2.3
Apparel Products	2,714	0.7	1,815	0.4
	$413,074	100.0%	$407,757	100.0%

Refer to the consolidated schedule of investments for detailed disaggregation of the Company’s investments.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

4. Fair Value of Financial Instruments  – (continued)

The composition of the Company’s portfolio by industry at cost and fair value as of December 31, 2014 was as follows:

Industry	Cost of Investments		Fair Value of Investments
($ in thousands)
Miscellaneous Manufacturing	$85,907	18.4%	$83,839	17.9%
Miscellaneous Services	67,126	14.3	65,404	14.0
Consumer Finance Services	48,119	10.3	52,580	11.2
Health Services	47,190	10.1	46,538	9.9
Transportation Services	28,417	6.1	27,633	5.9
Miscellaneous Retail	22,444	4.8	22,551	4.8
Chemicals	18,926	4.0	19,074	4.1
Food Stores – Retail	18,556	4.0	18,636	4.0
Automotive	17,319	3.7	17,425	3.7
Insurance Agents	15,985	3.4	15,988	3.4
Communications	15,576	3.3	15,764	3.4
Restaurants	11,613	2.5	11,613	2.5
Electrical Equipment	10,379	2.2	10,379	2.2
Apparel Products	10,330	2.2	10,330	2.2
Printing & Publishing	10,297	2.2	10,296	2.2
Building & Real Estate	10,179	2.2	10,179	2.2
Specialty Services	9,928	2.1	9,928	2.1
Broadcasting & Entertainment	9,846	2.1	9,846	2.1
Oil & Gas	9,767	2.1	9,766	2.2
Total	$467,904	100.00%	$467,769	100.00%

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

No amounts were due to counterparties as of September 30, 2015 and $0.1 million was due to counterparties as of December 31, 2014. Amounts due from counterparties were $1.5 million and $1.6 million as of September 30, 2015 and December 31, 2014, respectively.

7. Financing

As of September 30, 2015, the total carrying value of the Company’s aggregate debt outstanding was $203.2 million with a weighted average effective interest rate of 3.25%. The Company’s debt outstanding as of September 30, 2015 was comprised of notes issued by GF 2013-2 and GLC Trust 2013-2 Notes, as well as Garrison SBIC borrowings.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

7. Financing  – (continued)

The table below provides details of our outstanding debt as of September 30, 2015:

	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate	Rating(2)	Stated Maturity
($ in thousands)
Senior Secured Notes:
Class A-1R Notes	$9,500	$9,500	LIBOR + 1.90% (1)	AAA(sf)	9	/25/2023
Class A-1T Notes	110,819	111,175	LIBOR + 1.80%	AAA(sf)	9	/25/2023
Class A-2 Notes	24,054	24,150	LIBOR + 3.40%	AA(sf)	9	/25/2023
Class B Notes	24,925	25,025	LIBOR + 4.65%	A (sf)	9	/25/2023
Garrison SBIC Borrowings:
SBIC Borrowings	14,800	14,800	3.57% (3)	N/A	9	/1/2025 (4)
GLC Trust 2013-2 Notes:
Class A Notes	19,065	19,284	3.00%	N/A	7	/15/2021
	$203,163	$203,934

(1)	May bear interest at either the CP Rate (as defined in the indenture governing the CLO) or the London Interbank Offered Rate (“LIBOR”). As of September 30, 2015, the Class A-1R Notes’ base rate was LIBOR.
(2)	Represents an S&P rating as of the closing of the CLO.
(3)

Represents the stated interest rate and annual charge of our SBA-guaranteed debentures. The Company also had interim financings of $0.8 million outstanding as of September 30, 2015. These interim financings have an interest rate of LIBOR + 1.04% and a maturity date of March 23, 2016, upon which we expect them to be pooled into the SBA-guaranteed debentures.

(4)	Represents maturity date of our SBA-guaranteed debentures.

The table below provides details of our outstanding debt as of December 31, 2014:

	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate	Rating(2)	Stated Maturity
($ in thousands)
Senior Secured Notes:
Class A-1R Notes	$50,000	$50,000	LIBOR + 1.90% (1)	AAA(sf)	9	/25/2023
Class A-1T Notes	110,787	111,175	LIBOR + 1.80%	AAA(sf)	9	/25/2023
Class A-2 Notes	24,045	24,150	LIBOR + 3.40%	AA(sf)	9	/25/2023
Class B Notes	24,915	25,025	LIBOR + 4.65%	A (sf)	9	/25/2023
GLC Trust 2013-2 Notes:
Class A Notes	30,513	30,910	3.00%	N/A	7	/15/2021
	$240,260	$241,260

(1)	May bear interest at either the CP Rate or LIBOR. As of December 31, 2014, the Class A-1R Notes’ base rate was LIBOR.
(2)	Represents an S&P rating as of the closing of the CLO.

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing (other than the SBA debentures of Garrison SBIC, as permitted by exemptive relief the Company has been granted by the SEC). As of September 30, 2015 and December 31, 2014, the Company’s asset coverage for borrowed amounts was 231.83% and 207.8%, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

7. Financing  – (continued)

The table below shows the weighted average interest rates and weighted average effective interest rates, inclusive of deferred debt issuance costs, of our debt as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Senior Secured Revolving Notes:
Weighted average interest rate	2.23%	2.16%
Weighted average effective interest rate(1)	2.52	2.25
Senior Secured Term Notes:
Weighted average interest rate	2.82	2.74
Weighted average effective interest rate(1)	3.23	3.15
GLC Trust 2013-2 Class A Note:
Weighted average interest rate	3.00	3.00
Weighted average effective interest rate(1)	3.21	4.01
SBIC Borrowing:
Weighted average interest rate	3.46	N/A
Weighted average effective interest rate(1)	3.97	N/A
Total
Total weighted average interest rate	2.86	2.65
Total weighted average effective interest rate	3.25	3.04

(1)	Includes the effects of deferred debt issuance costs

Senior Secured Notes

On November 5, 2010, GF 2010-1 completed a $300.0 million collateralized loan securitization. GF 2010-1 was the borrower under a collateralized loan obligation facility (the “CLO Facility”) which consisted of senior secured notes (collectively, the “GF 2010-1 Notes”).

On May 21, 2012, GF 2012-1, the Company’s wholly owned indirect subsidiary, entered into the Credit Facility in an aggregate principal amount of $150.0 million which was utilized, along with cash on hand of GF 2010-1 and Garrison Capital LLC, to redeem the existing GF 2010-1 Notes. On June 5, 2013, GF 2012-1 entered into an agreement to increase the size of the Credit Facility from $150.0 million to $175.0 million, which consisted of $125.0 million of Class A-T loans and $50.0 million of Class A-R loans. All other terms of the Credit Facility remained unchanged.

In connection with the execution of the Credit Facility and the redemption of the GF 2010-1 Notes in accordance with the indenture governing such notes, a majority of the loans and other assets owned or financed under such indenture were sold or contributed to GF 2012-1 as collateral for the Credit Facility.

On September 25, 2013, GF 2013-2 completed the CLO through a private placement of (1) $50.0 million Class A-1R revolving notes (“Class A-1R Notes”); (2) $111.2 million of Class A-1T notes (“Class A-1T Notes”); (3) $24.1 million of Class A-2 notes (“Class A-2 Notes” and collectively with the Class A-1R Notes and the Class A-1T Notes, the “Class A Notes”); (4) $25.0 million of Class B notes (“Class B Notes”); (5) $13.7 million of Class C notes (“Class C Notes”), which bear interest at three-month LIBOR plus 5.50% (collectively, the Class A Notes, Class B Notes and Class C Notes are referred to as the “Secured Notes”); and (6) $126.0 million of subordinated notes (“Subordinated Notes”), which do not have a stated interest rate (collectively, the Class A Notes, Class B Notes, Class C Notes and the Subordinated Notes as the “GF 2013-2 Notes”).

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

7. Financing  – (continued)

We utilized the proceeds of the GF 2013-2 Notes, along with cash on hand, to refinance the existing Credit Facility. All of the GF 2013-2 Notes are scheduled to mature on September 25, 2023. As of September 30, 2015, GARS had retained 100% of the Class C Notes, which are eliminated in consolidation. The Subordinated Notes represent the residual interest in GF 2013-2. Immediately following the completion of the CLO, GF 2013-2 Manager owned 100% of the Subordinated Notes, which are eliminated in consolidation.

At September 30, 2015, $40.5 million of the Class A-1R Notes were undrawn. As of December 31, 2014, the Class A-1R Notes were fully drawn. The Class A-1R Notes bear a 1.00% annual fee on undrawn amounts. The fair value of the GF 2013-2 Notes approximated its carrying value on the consolidated statements of financial condition as of September 30, 2015 and December 31, 2014, respectively.

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

Furthermore, if under the second coverage test the aggregate principal amount of the collateral loans equals 125.0% or less of the aggregate outstanding principal amount on the Class A-1 Notes and remains so for ten business days, an event of default will be deemed to have occurred. As of September 30, 2015 and December 31, 2014, the trustee for the CLO has asserted that all of the coverage tests were met.

Garrison SBIC Borrowings

As discussed in Note 1, Garrison SBIC received a license to operate as an SBIC from the SBA on May 26, 2015. The SBIC license allows Garrison SBIC to obtain SBA-guaranteed debentures in an amount equal to 2.0x equity up to $150.0 million of leverage, subject to the issuance of a capital commitment by the SBA and other customary procedures. On June 16, 2015 the SBA issued Garrison SBIC a commitment to provide $35.0 million of leverage.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

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

As of September 30, 2015, Garrison SBIC had regulatory capital of $35.0 million and total SBIC borrowings outstanding of $14.8 million. The SBIC borrowings were comprised of $14.0 million of SBA guaranteed debentures that mature on September 1, 2025 and $0.8 million of interim financings that mature on March 23, 2016 upon which they are expected to be pooled into 10 year debentures. The fair value of the SBIC borrowings approximated its carrying value on the consolidated statement of financial condition as of September 30, 2015. As of September 30, 2015, the Company had $2.7 million of available SBIC leverage capacity.

GLC Trust 2013-2 Notes

GLC Trust 2013-2 entered into a $10.0 million revolving facility with Capital One Bank, NA on December 6, 2013. The revolving facility included an accordion feature, such that GLC Trust 2013-2 was permitted to increase the total commitment up to $15.0 million under the terms of the loan agreement. GLC Trust 2013-2 exercised this option on December 20, 2013.

On July 11, 2014, GARS increased the GLC Trust 2013-2 Revolver commitment by $15.0 million, for a total commitment of $30.0 million. On July 18, 2014, GARS completed a $39.2 million term debt securitization collateralized by the GLC Trust 2013-2 consumer loan portfolio (“GLC Trust 2013-2 Securitization”).

The notes offered in the GLC Trust 2013-2 Securitization were issued by GLC Trust 2013-2 and consisted of $36.9 million of Class A Notes (“GLC Trust 2013-2 Class A Notes”) and $2.3 million of Class B Notes (“GLC Trust 2013-2 Class B Notes”, and collectively with the GLC Trust 2013-2 Class A Notes, the “GLC Trust 2013-2 Notes”). As of December 31, 2014, GARS has retained all of the Class B Notes, which are eliminated in consolidation.

The GLC Trust 2013-2 Class A Notes bear interest at 3.00% per annum and are scheduled to mature on July 15, 2021. The proceeds of the GLC Trust 2013-2 Notes were used to refinance the GLC Trust 2013-2 Revolver, which was fully paid down and terminated concurrent with the issuance of the GLC Trust 2013-2 Notes.

The fair value of the GLC Trust 2013-2 Notes approximated the carrying value on the consolidated statements of financial condition as of September 30, 2015 and December 31, 2014, respectively.

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

September 30, 2015

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

If these tests are not satisfied with respect to a monthly payment date and are not cured within 45 days, an event of default will be deemed to have occurred and the GLC Trust 2013-2 Notes will become immediately due and payable, in accordance with the terms of the indenture. As of September 30, 2015, all of the coverage tests were met.

Deferred Debt Issuance Costs and other Fees

Fees paid as part of the execution of the Credit Facility, the refinance of the Credit Facility and the execution of the CLO in the amount of $6.2 million consisted of facility fees of $4.3 million and other costs of $1.9 million, which included rating agency fees and legal fees. Fees paid as part of the execution of the GLC Trust 2013-2 Securitization in the amount of $0.4 million consisted of legal and other fees. For the nine months ended September 30, 2015, we paid upfront fees of $0.7 million on our SBIC borrowings. The upfront fees totaled 3.48% and comprised of a 1.00% commitment fee, a 2.00% leverage fee and 0.43% of other fees. These costs are included in deferred debt issuance costs on the consolidated statements of financial condition and will be amortized over the stated maturity of the respective loans, with $4.5 million and $4.4 million of deferred debt issuance costs remaining as of September 30, 2015 and December 31, 2014, respectively.

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

Incentive Fee Overview

Under the Investment Advisory Agreement, the Investment Adviser is entitled to an incentive fee consisting of two components and a cap and deferral mechanism. The two components are independent of each other, and may result in one component being payable even if the other is not.

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

September 30, 2015

8. Related Party Transactions – (continued)

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

The following table provides a breakdown of our management and incentive fees for the Three and Nine Months Ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2015	2014	2015	2014
Management Fees
Management Fees	1,955	2,024	5,927	5,997
Total Management Fees	1,955	2,024	5,927	5,997

Incentive Fees
Income-Based Incentive Fees	1,632	1,506	4,946	4,439
Capital Gains-Based Incentive Fees(1)	(844)	(236)	(2,445)	2,627
Incentive Fees Subject to Cap & Deferral Mechanism	(871)	-	(871)	-
Total Incentive Fees	(83)	1,270	1,630	7,066

(1)	Capital Gains-Based Incentive Fee included $(0.8) million and $(1.6) million of incentive fees on unrealized capital gains/(losses) as calculated under U.S. GAAP for the three and nine months ended September 30, 2015, respectively. Capital Gains-Based Incentive Fee included $(0.3) million and $1.4 million of incentive fees on unrealized capital gains/(losses) as calculated under U.S. GAAP for the three and nine months ended September 30, 2014, respectively.

Management fees in the amount of $2.0 million and $0.3 million were payable as of September 30, 2015 and December 31, 2014, respectively, and are included in management fee payable on the consolidated statements of financial condition.

Based on our actual cumulative pre-incentive fee net return as of September 30, 2015, incentive fees earned by our Investment Advisor were capped, which resulted in the reversal of $(0.1) million of aggregate incentive fees for the three months ended September 30, 2015. Had the company met or exceeded the 20% cumulative pre-incentive fee net return the Investment Advisor would have earned $1.6 million on the income portion of its incentive fee for the three months ended September 30, 2015. These amounts may be earned and payable in future periods based on the future performance of the fund, subject to the Incentive Fee Look-back Period. For the nine months ended September 30, 2015, the Investment Adviser earned $1.6 million of incentive fees in the aggregate.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

8. Related Party Transactions  – (continued)

The Investment Adviser earned aggregate incentive fees of $1.3 million and $7.1 million for the three and nine months ended September 30, 2014, respectively. Incentive fees in the amount of $0.5 million and $2.8 million were payable as of September 30, 2015 and December 31, 2014, respectively, and are included in incentive fee payable on the consolidated statements of financial condition.

Administration Agreement

As discussed in Note 1, GARS entered into the Administration Agreement with GARS Administrator. Under the Administration Agreement, the GARS Administrator provides the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as the GARS Administrator, subject to review by the Board, from time to time determines to be necessary or useful to perform its obligations under the Administration Agreement. The GARS Administrator is responsible for the financial and other records that the Company is required to maintain and prepares reports to stockholders, and reports and other materials filed with the SEC. The GARS Administrator provides on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance. No managerial assistance was provided to any portfolio companies for the nine months ended September 30, 2015 and September 30, 2014.

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

GLC Trust 2013-2 entered into the GLC Trust 2013-2 Administration Agreement with GARS Administrator, fees incurred under this agreement are included in total administrator expenses presented on the consolidated statement of operations.

Administrator charges for the three and nine months ended September 30, 2015 were $0.2 million and $0.8 million, respectively. Administrator charges for the three and nine months ended September 30, 2014 were $0.2 million and $0.6 million, respectively. Administration fees of $0.5 million were payable to the GARS Administrator as of September 30, 2015 and $0.1 million were prepaid as of December 31, 2014.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

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

For the three and nine months ended September 30, 2015, independent directors earned Directors’ Fees of $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2014, independent directors earned Directors’ Fees of $0.1 million and $0.3 million, respectively. No directors’ fees were payable as of September 30, 2015 and December 31, 2014.

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

As of December 31, 2014, the Garrison Funds owned an aggregate of 2,024,372, or 12.1%, of the total outstanding common shares of GARS, and the officers and directors of the Company directly owned an aggregate of 73,032, or 0.4%, of the total outstanding common shares of GARS. On March 19, 2015, GSOF LLC, GSOF-SP LLC, GSOF-SP II LLC, GSOF-SP DB LLC, GSOIF Corporate Loan Pools Ltd., and GCOH SubCo 2014-1 LLC. (collectively, the “Garrison Offering Funds”) sold an aggregate 884,990 shares of GARS common stock in a secondary offering. In connection with this sale, the Garrison Offering Funds agreed to reimburse the Company for certain fees and expenses in the amount of $18,654 incurred in connection with the filing of the Company’s Registration Statement. On March 23, 2015, the Garrison Offering Funds sold an aggregate of 125,000 shares of GARS common stock in a private offering. On May 8, 2015, Garrison Capital Fairchild I Ltd. and Garrison Capital Fairchild II Ltd sold an aggregate 200,000 shares of GARS common stock in a secondary offering.

On August 10, 2015 GSOF 2014 LLC, GSOF-SP 2014 LLC, GSOF-SP 2014 II LLC and GCOH SubCo 2014-2 LLC distributed an aggregate of 24,472 shares to certain officers and members of senior management of the Company. As of September 30, 2015, Garrison Capital Fairchild I Ltd., Garrison Capital Fairchild II Ltd. and Garrison Capital Adviser Holdings MM LLC owned an aggregate of 789,910, or 4.7%, of the total outstanding shares of GARS common stock, the officers and directors of the Company directly owned an aggregate of 111,015, or 0.7%, of the total outstanding shares of GARS common stock, and the Garrison Offering Funds held zero shares of common stock.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

8. Related Party Transactions  – (continued)

Other

Garrison Loan Agency Services LLC acts as the administrative and collateral agent for certain loans held by the Company. No fees were paid by the Company to Garrison Loan Agency Services LLC during the nine months ended September 30, 2015 and September 30, 2014.

The Company may invest alongside other clients of the Investment Manager and their affiliates in certain circumstances where doing so is consistent with applicable law, SEC staff interpretations and the terms of our exemptive relief.

9. Financial Highlights

The following table represents financial highlights for the Company for the nine months ended September 30, 2015 and September 30, 2014:

Per share data	September 30, 2015	September 30, 2014
($ in thousands, except share and per share amounts)
Net asset value per common share at beginning of period	$15.58	$15.16
Increase in net assets from operations:
Net investment income	1.38	0.90
Net realized (loss)/gain on investments	(0.67)	0.65
Net unrealized (loss) on investments	(0.32)	(0.07)
Net increase in net assets from operations	0.39	1.48
Stockholder transactions
Distributions from net investment income	(1.05)	(1.05)
Total additions from and dividends and distributions to stockholders	(1.05)	(1.05)
Net asset value per common share at end of period	14.92	15.59
Per share market value at beginning of period	$14.44	$13.88
Per share market value at end of period	13.69	14.47
Total book return (1)	2.50%	9.76%
Total market return (2)	1.70%	11.87%
Common shares outstanding at beginning of period	16,758,779	16,758,779
Common shares outstanding at end of period	16,758,779	16,758,779
Weighted average common shares outstanding	16,758,779	16,758,779
Net assets at beginning of period	$261,103	$254,081
Net assets at end of period	$250,113	$261,300
Average net assets (3)	$260,279	$261,545
Ratio of net investment income to average net assets (3)(5)	11.41%	8.10%
Ratio of net expenses to average net assets (4)(5)	9.00%	10.80%
Ratio of portfolio turnover to average investments at fair value (4)	29.02%	72.39%
Asset coverage ratio (6)	231.83%	213.58%
Average outstanding debt (7)	$230,084	$224,262
Average debt per common share	$13.73	$13.38

(1)	Total book return equals the net increase of ending net asset value from operations over the net asset value per common share at beginning of the period.
(2)	Based upon the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(3)	Calculated utilizing monthly net assets.
(4)	Calculated based on monthly average investments at fair value.
(5)	There were no fee waivers for the nine months ended September 30, 2015 or September 30, 2014.
(6)	In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.
(7)	Calculated based on monthly debt outstanding.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

10. Earnings per Share

The following table sets forth the computation of the net increase in net assets per share resulting from operations, pursuant to FASB ASC 260, Earnings per Share (“ASU 260”), for the nine months ended September 30, 2015 and September 30, 2014:

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
($ in thousands, except share and per share amounts)
Net increase in net asset resulting from operations	$6,608	$24,816
Basic weighted average shares	16,758,779	16,758,779
Basic earnings per share	$0.39	$1.48

11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table reflects the cash distributions, including dividends and returns of capital per share, that we have declared on our common stock for the nine months ended September 30, 2015 and September 30, 2014:

Record Dates	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
($ in thousands)
Nine months ended September 30, 2015 (1)
March 20, 2015	March 3, 2015	March 27, 2015	$5,866	$0.35
June 12, 2015	April 30, 2015	June 26, 2015	5,866	0.35
September 10, 2015	July 30, 2015	September 25, 2015	5,866	0.35
			$17,598	$1.05

(1)	Does not include any return of capital for tax purposes.

Record Dates	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
($ in thousands)
Nine months ended September 30, 2014 (1)
March 21, 2014	March 11, 2014	March 28, 2014	$5,866	$0.35
June 13, 2014	May 6, 2014	June 27, 2014	5,866	0.35
September 12, 2014	August 4, 2014	September 26, 2014	5,865	0.35
			$17,597	$1.05

(1)	Does not include any return of capital for tax purposes.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

12. Commitments and Contingencies

The Company had outstanding commitments to fund investments totaling $9.8 million and $18.2 million under various undrawn revolvers and other credit facilities as of September 30, 2015 and December 31, 2014, respectively.

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

13. Subsequent Events

On October 5, 2015, the Company adopted a share repurchase plan that provides for repurchase of up to $10.0 million of its common stock at prices below the Company's net asset value per share as reported in its most recent financial statements. Under the repurchase program, the Company may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by the Company will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and any applicable requirements of the Investment Company Act of 1940, as amended. Unless extended by the Company's board of directors, the repurchase program will terminate on the earlier of October 5, 2016 or the repurchase of $10.0 million of the Company's common stock. The Company's board of directors may amend this program, solely in its discretion, at any time prior to its termination.

On November 2, 2015, the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which will be paid on December 28, 2015 to stockholders of record as of December 11, 2015.

These consolidated financial statements were approved by the Board and were available for issuance on November 4, 2015. Subsequent events have been evaluated through this date. No material subsequent events other than as disclosed above have occurred through this date.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. References to "we," "us," "our" and "Garrison Capital" refer to Garrison Capital Inc. and its consolidated subsidiaries.

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

Our investment objective is to generate current income and capital appreciation by making investments generally in the range of $5.0 million to $25.0 million primarily in debt securities and loans of U.S. based middle-market companies, which we define as those having annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of between $5.0 million and $30.0 million. Our goal is to generate attractive risk-adjusted returns by assembling a broad portfolio of investments.

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

As of September 30, 2015, we held investments in 52 portfolio companies with a fair value of $407.8 million, including investments in 37 portfolio companies held through the collateralized loan obligation, or the CLO. The investments held by the CLO as of September 30, 2015 consisted of senior secured loans fair valued at $299.5 million and related indebtedness of $169.3 million. The loans held by the CLO (held at fair value), together with cash and other assets held by the CLO, equaled approximately $311.4 million as of September 30, 2015. As of September 30, 2015, our portfolio had an average investment size of approximately $7.8 million, a weighted average yield on debt investments of 10.9% and a weighted average contractual maturity of 44 months. Weighted average yield is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

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

Recent Developments

On October 5, 2015, we adopted a share repurchase plan that provides for repurchase of up to $10.0 million of our common stock at prices below our net asset value per share as reported in our most recent financial statements. Under the repurchase program, we may, but are not obligated to, repurchase shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by us will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and any applicable requirements of the Investment Company Act of 1940, as amended. Unless extended by our board of directors, or the Board, the repurchase program will terminate on the earlier of October 5, 2016 or the repurchase of $10.0 million of our common stock. The company's Board may amend this program, solely in its discretion, at any time prior to its termination.

On November 2, 2015, the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which will be paid on December 28, 2015 to stockholders of record as of December 11, 2015.

Since September 30, 2015, the Company closed additional investments totaling $16.5 million of par value across seven new portfolio investments.

Market Trends

We believe that capital remains limited in the lower middle-market as many traditional lenders to these companies have exited the business due to regulatory restrictions, and many competitors have moved up-market to focus their attention on larger borrowers. Sponsor and club business continues to represent the majority of direct lending opportunities in the lower middle-market, although we have seen banks, other non-bank finance companies and funds participate in select one-off financings. However, capital markets volatility negatively affected demand for capital over the last few months and sponsor business has decreased. Lower middle-market opportunities continued to command better pricing and structures than in the broadly syndicated market and upper middle-market.

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

Consolidated operating results for the three and nine months ended September 30, 2015 and September 30, 2014 are as follows:

	Three Months ended	Three Months ended	Three Months	Nine Months ended	Nine Months ended	Nine Months
	September 30, 2015	September 30, 2014	Variance	September 30, 2015	September 30, 2014	Variance
($ in thousands, except per share data)	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Net investment income	$8,244	$6,261	$1,983	$23,103	$15,128	$7,975
Total investment income	13,206	12,944	262	39,836	37,073	2,763
Total expenses	4,962	6,683	(1,721)	16,733	21,945	(5,212)
Net realized (loss)/gain on investments	(2,301)	1,198	(3,499)	(11,312)	10,894	(22,206)
Net change in unrealized losses on investments	(6,184)	(2,378)	(3,806)	(5,183)	(1,206)	(3,977)
Net (decrease)/increase in net assets resulting from operations	(241)	5,081	(5,322)	6,608	24,816	(18,208)

Net investment income per share	0.49	0.37	0.12	1.38	0.90	0.48
Net realized/unrealized (loss)/gain from
investments per share	(0.50)	(0.07)	(0.43)	(0.99)	0.58	(1.57)
Net (loss)/earnings per share	(0.01)	0.30	(0.31)	0.39	1.48	(1.09)
Net asset value per share	14.92	15.59	(0.67)	14.92	15.59	(0.67)

Net Investment Income

Net investment income for the three and nine months ended September 30, 2015 was $8.2 million and $23.1 million, respectively. Net investment income for the three and nine months ended September 30, 2014 was $6.3 million and $15.1 million, respectively.

Net investment income increased by $2.0 million for the three months ended September 30, 2015 from the three months ended September 30, 2014 and increased by $8.0 million for the nine months ended September 30, 2015 from the nine months ended September 30, 2014, as described below under “Investment Income” and “Expenses.”

Investment Income

Investment income for the three and nine months ended September 30, 2015 was $13.2 million and $39.8 million, respectively. Investment income for the three and nine months ended September 30, 2014 was $12.9 million and $37.1 million, respectively.

Investment income increased by $0.3 million for the three months ended September 30, 2015 from the three months ended September 30, 2014 due to an increase in interest income in the amount of $0.3 million. The increase in interest income was largely driven by an increased weighted average yield on investments during the three months ended September 30, 2015 as compared to September 30, 2014.

Investment income increased by $2.8 million for the nine months ended September 30, 2015 from the nine months ended September 30, 2014 due to an increase in interest income in the amount of $3.5 million and an increase in other income of $0.1 million, offset by a decrease in dividend income of $(0.5) million. The increase in interest income was primarily driven by the increase in the average portfolio investment balance and an increased weighted average yield on investments during the nine months ended September 30, 2015 as compared to September 30, 2014. The decrease in dividend income was primarily driven by decrease in dividend income from one portfolio investment.

Expenses

Total expenses for the three and nine months ended September 30, 2015 were $5.0 million and $16.7 million, respectively. Total expenses for the three and nine months ended September 30, 2014 were $6.7 million and $21.9 million, respectively.

The following table summarizes our expenses, excluding accrued excise tax and the loss on refinancing of QLC Trust 2013-2 Revolvers, for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months ended	Three Months ended	Three Months	Nine Months ended	Nine Months ended	Nine Months
($ in thousands)	September 30, 2015	September 30, 2014	Variance	September 30, 2015	September 30, 2014	Variance
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Interest	$1,874	$1,871	$3	$5,541	$5,227	$314
Management fees	1,955	2,024	(69)	5,927	5,997	(70)
Incentive Fees	(83)	1,270	(1,353)	1,629	7,066	(5,437)
Professional fees	400	255	145	1,015	915	100
Directors fees	97	96	1	305	283	22
Administrator expenses	241	165	76	755	568	187
Other expenses	484	623	(139)	1,564	1,510	54
Total expenses	$4,968	$6,304	$(1,336)	$16,736	$21,566	$(4,830)

Interest expense increased $0.3 million, for the nine months ended September 30, 2015 from the nine months ended September 30, 2014, primarily due to an increase in average effective interest rate on debt outstanding. As of September 30, 2015 and September 30, 2014, the weighted average effective interest rate for total outstanding debt was 3.25% and 3.05%, respectively.

Incentive fees decreased by $(1.4) million and $(5.4) million for the three and nine months ended September 30, 2015, respectively, from the three and nine months ended September 30, 2014, primarily due to increased realized and unrealized losses on investments.

Professional fees increased by $0.1 million for both the three and nine months ended September 30, 2015 from the three and nine months ended September 30, 2014, driven primarily by higher audit and consulting expenses. The Administrator expense increase by $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively, from the three and nine months ended September 30, 2014, primarily driven by higher allocation of overhead costs.

Net Realized (Loss) Gain and Unrealized (Loss) Gain on Investments

For the three and nine months ended September 30, 2015, we realized a net loss on investments of $(2.3) million and $(11.3) million, respectively.

Net realized losses for the three months ended September 30, 2015 were primarily driven by a $(4.3) million realized loss resulting from the significant restructuring of one portfolio investment and $(0.8) million of realized losses in GLC Trust 2013-2’s consumer loan portfolio. These were offset by a $2.5 million realized gain recognized as a result of the partial sale of one portfolio investment and $0.3 million of realized gains on the early full repayments of six portfolio investments and other partial repayments.

Net realized losses for the nine months ended September 30, 2015 were primarily driven by $(8.4) million of realized losses incurred from the significant restructurings of two portfolio investments, a realized loss of $(4.4) million from the early full repayment of one portfolio investment, and $(2.1) million of realized losses in GLC Trust 2013-2’s consumer loan portfolio. This was offset by a $2.5 million realized gain incurred from the partial sale of one portfolio investment and net realized gains of $1.1 million incurred from the early full repayment of 16 portfolio investments, the sale of one portfolio investment and other partial repayments.

For the three and nine months ended September 30, 2014, we realized net gain on investments of $1.2 million and $10.9 million, respectively.

Net realized gains for the three months ended September 30, 2014 were incurred as a result of the sale of five portfolio investments, the early full repayment of eight portfolio investments and other partial repayments.

Net realized gains for the nine months ended September 30, 2014 were driven primarily by $8.1 million of realized gains incurred from the sale of the parent company of one portfolio investment, Anchor Drilling Fluids USA, Inc., or Anchor, resulting in the early full repayment of the debt and sale of the equity, with the remaining net realized gain of $2.8 million resulting from the sale of 13 portfolio investments, early full repayment of 27 portfolio investments and other partial repayments.

For the three and nine months ended September 30, 2015 the net change in unrealized loss on investments was $(6.2) million and $(5.2) million, respectively.

The net change in unrealized loss for the three months ended September 30, 2015 was driven primarily by $(4.2) million of negative credit related adjustment of three portfolio investments, a $(2.2) million reversal of prior period unrealized gains due to the partial sale of one portfolio investment, a $(0.9) million negative market-related adjustment on one portfolio investment, $(0.3) million of reversals of prior period unrealized gains due to the early full repayment of six portfolio investments and $(0.1) million decrease in the market value of the remaining portfolio. This was offset by the reversal of a prior period unrealized loss in the amount of $1.5 million driven by the significant restructuring of one portfolio investment.

The net change in unrealized loss for the nine months ended September 30, 2015 was primarily driven by $(7.4) million of negative credit related adjustment of four portfolio investments, a $(1.5) million reversal of prior period unrealized gains resulting from the partial sale of one portfolio investment, and a $(0.9) million negative market-related adjustment on one portfolio investment. This was offset by $4.3 million from the reversal of prior period unrealized losses resulting from the significant restructuring of two portfolio investments, and an increase of $0.3 million in the value of one portfolio investment.

For the three and nine months ended September 30, 2014, the net change in unrealized loss on investments was $(2.4) million and $(1.2) million, respectively.

The net change in unrealized loss for the three months ended September 30, 2014 was driven primarily by the negative credit related adjustment of one portfolio investment in the amount of $(1.5). The remaining net change in unrealized losses on investments was due to the reversal of prior period unrealized gains of $(1.1) million offset by the increase in the market value of the remaining portfolio of $0.2 million.

The net change in unrealized loss for the nine months ended September 30, 2014 was driven primarily by the reversal of prior period unrealized gains in the amount of $(1.8) million as a result of the sale of the parent company of Anchor and the negative credit related adjustment of two portfolio investments in the amount of $(3.3) million, offset by the increase in value of two portfolio investments in the amount of $3.8 million. The remaining net change in unrealized loss on investments was due to the reversal of prior period unrealized gains of $(0.6) million, offset by the increase in the market value of the remaining portfolio in the amount of $0.7 million.

Net Increase in Net Assets from Operations

We had a net asset value per common share outstanding on September 30, 2015 of $14.92. We had a net asset value per common share outstanding on December 31, 2014 of $15.58.

Based on 16,758,779 basic weighted average shares outstanding, the net decrease in net assets from operations per share for the three months ended September 30, 2015 was $(0.01).

Based on 16,758,779 basic weighted average shares outstanding, the net increase in net assets from operations per share for the three months ended September 30, 2014 was $0.30.

Based on 16,758,779 basic weighted average shares outstanding, the net increase in net assets from operations per share for the nine months ended September 30, 2015 was $0.39.

Based on 16,758,779 basic weighted average shares outstanding, the net increase in net assets from operations per share for the nine months ended September 30, 2014 was $1.48.

Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders and will have an ongoing need to raise additional capital for investment purposes. We generate cash primarily from offerings of our securities, the CLO, as described below, Garrison SBIC, other borrowings we may incur, and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less.

In addition to proceeds from public and private offerings of securities, our CLO, Garrison SBIC borrowings and GLC Trust 2013-2 Notes, as of September 30, 2015 we have identified two portfolio companies with a total par value of $12.9 million and a fair value of $12.3 million which are transitory, which we define as those investments that generally yield less than 9.0%. We view these investments as an additional source of liquidity to meet our investment objectives.

Our primary use of funds from operations includes investments in portfolio companies, cash distributions to holders of our common stock, payments of interest on our debt, and payments of fees and other operating expenses we incur. We believe that our existing cash and cash equivalents and our transitory portfolio as of September 30, 2015 will be sufficient to fund our anticipated funding requirements through at least September 30, 2016.

On March 3, 2015, the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which was paid on March 27, 2015 to stockholders of record as of March 20, 2015. On April 30, 2015, the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which was paid on June 26, 2015 to stockholders of record as of June 12, 2015. On November 3, 2015, the Board approved a distribution in the amount of $5.9 million, or $0.35 a share, which will be paid on December 28, 2015 to stockholders of record as of December 11, 2015.

As of September 30, 2015 and December 31, 2014, we had cash of $30.6 million and $13.7 million, respectively. Also, as of September 30, 2015 and December 31, 2014, we had restricted cash of $6.8 million and $14.3 million, respectively.

During the nine months ended September 30, 2015, cash increased by $17.0 million as a result of net cash provided by operating activities of $72.6 million offset by net cash used in financing activities in the amount of $(55.6) million.

During the nine months ended September 30, 2015, cash provided by operating activities resulted mainly from $23.1 million of net investment income, $46.7 million of net repayments and sales of investments, $(11.3) million of realized losses from investments, a $7.5 million change in restricted cash and $(5.2) million of unrealized losses. Net cash used in financing activities resulted from $(17.6) million in cash distributions, $(11.6) million in repayments of the GLC Trust 2013-2 Class A notes and $(40.5) million in repayments of the CLO revolving notes, offset by proceeds from Garrison SBIC borrowings in the amount of $14.8 million.

During the nine months ended September 30, 2014, cash and cash equivalents increased by $11.9 million as a result of net cash provided by operating activities of $21.5 million offset by cash used in financing activities in the amount of $(9.6) million.

During the nine months ended September 30, 2014, cash provided by operating activities resulted mainly from net investment income in the amount of $15.1 million, realized gains in the amount of $10.9 million, repayments and sales of investments in the amount of $225.7 million and $91.4 million, respectively, as well as an increase in payables to affiliates in the amount of $3.6 million and a decrease in due from counterparties in the amount of $5.0 million, offset by purchases of investments in the amount of $325.0 million and a decrease in due to counterparties in the amount of $2.7 million. Net cash used in financing activities resulted from cash distributions in the amount of $17.6 million, repayments on the Class A-1R note in the amount of $16.0 million, repayment of the GLC Trust 2013-2 Revolver in the amount of $9.7 million and debt issuance costs of $0.5 million, offset by proceeds from the GLC Trust 2013-2 Notes in the amount of $34.2 million.

As of September 30, 2015 and December 31, 2014, we had $9.8 million and $18.2 million, respectively, of unfunded obligations with a fair value of $(0.1) million and $(0.3) million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2015 and December 31, 2014, respectively, subject to the terms of each loan’s respective credit agreement.

Subject to leverage and borrowing base restrictions, as of September 30, 2015, we had approximately $40.5 million available for additional borrowings under the CLO, $2.7 million of available SBIC leverage and no available borrowings under the GLC Trust 2013-2 Revolver. As of December 31, 2014, we had approximately $0.0 and $0.8 million available for additional borrowings under the CLO and GLC Trust 2013-2 Revolver, respectively.

Portfolio Composition and Select Portfolio Information

As of September 30, 2015, we held investments in 52 portfolio companies with a fair value of $407.8 million. As of September 30, 2015, our portfolio had an average investment size of approximately $7.8 million, a weighted average yield of 10.9% and a weighted average contractual maturity of 44 months.

The following table shows select information of our portfolio for the periods from September 30, 2014 to September 30, 2015.

($ in thousands)	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Total Market Value	$407,757	$435,072	$452,011	$467,770	$448,649
Number of portfolio companies	52	54	57	57	56
Average investment size (1)	$7,794	$7,361	$6,730	$6,835	$6,645
Weighted average yield (2)	10.9%	11.0%	10.8%	10.5%	10.0%
Weighted average price (1)	97.3	97.1	95.9	97.1	98.0
First lien	90.6%	88.8%	85.8%	85.3%	78.8%
Second lien & mezzanine/subordinated	1.8%	2.6%	5.5%	5.4%	8.7%
Consumer loans	5.4%	6.1%	6.9%	7.8%	9.0%
Equity & other	2.2%	2.5%	1.8%	1.5%	3.5%
Originated (3)	61.1%	55.3%	50.4%	48.1%	46.9%
Club (4)	27.6%	28.7%	27.0%	27.4%	24.2%
Purchased	11.3%	16.0%	22.6%	24.5%	28.9%
Fixed (1)	8.0%	9.0%	9.1%	9.2%	13.8%
Floating (1)	92.0%	91.0%	90.9%	90.8%	86.2%
Performing (1)	95.6%	99.0%	99.1%	99.1%	99.1%
Non-accrual (1)	4.4%	1.0%	0.9%	0.9%	0.9%
Weighted average debt/EBITDA (1) (2) (5)	3.7	x	3.7	x	3.6	x	3.6	x	3.4	x
Weighted average risk rating (1)	2.66	2.51	2.48	2.52	2.40

(1)	Excludes consumer loans and equity investments.
(2)	Excludes investments with a risk rating of 4, unfunded revolvers and equity investments.
(3)	Originated positions include investments where we have sourced and led the execution of the deal.
(4)	Club positions include investments where we provided direct lending to a borrower with one or two other lenders but did not lead the deal.
(5)	Excludes non-operating portfolio companies, which we define as those investments collateralized by real estate, proved developed producing value (“PDP”) or other hard assets. PDPs are proven revenues that can be produced with existing wells. As of September 30, 2015, $43.1 million of par value related to non-operating portfolio companies was excluded.

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

The following table shows the distribution of our investments on the 1 to 4 investment performance rating scale at fair value, excluding our interest in GLC Trust 2013-2, unfunded revolvers and equity investments as of as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015		As of December 31, 2014
($ in thousands)	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Risk Rating 1	$7,349	1.9%	$5,352	1.3%
Risk Rating 2	138,599	36.8	211,635	49.9
Risk Rating 3	213,565	56.7	199,126	46.9
Risk Rating 4	17,370	4.6	8,165	1.9
	$376,883	100.0%	$424,278	100.0%

The weighted average risk rating of the portfolio was 2.66 and 2.52 as of September 30, 2015 and December 31, 2014, respectively.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2015 and December 31, 2014, we had $9.8 million and $18.2 million of outstanding commitments to fund such investments, respectively.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2015 is as follows:

	Payments Due by Period
	Less Than	1 - 3	3 - 5	More Than
($ in thousands)	1 Year	Years	Years	5 Years	Total
CLO Facility II	$-	$-	$-	$169,850	$169,850
GLC Trust 2013-2 Class A Note	-	-	-	19,284	19,284
SBIC Borrowings	800	-	-	14,000	14,800
Total contractual obligations	$800	$-	$-	$203,134	$203,934

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

Basis for Consolidation

Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in Topic 946, Financial Services-Investment Companies, or ASC 946, we are precluded from consolidating any entity other than another investment company. We generally consolidate any investment company when we own 100% of its partners’ or members’ capital or equity units. ASC 946 also provides an exception to the aforementioned if the investment company has an investment in a controlled operating company that provides substantially all of its services to the investment company. GF 2013-2 Manager owns a 100% equity interest in GF 2013-2, which is an investment company for accounting purposes, and also provides collateral management services solely to GF 2013-2. As such, we have consolidated the accounts of these entities into our financial statements. Our blocker subsidiaries, Walnut Hill II LLC, Forest Park II LLC and GLC Trust 2013-2, are 100% owned investment companies for accounting purposes. As such, we have consolidated the accounts of these entities into our financial statements. As a result of this consolidation, the amounts outstanding under the CLO and the GLC Trust 2013-2 Notes are treated as our indebtedness.

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

The valuation process is conducted at the end of each fiscal quarter, with a portion of our valuations of portfolio companies without market quotations subject to review by the independent valuation firms each quarter. When an external event with respect to one of our portfolio companies, such as a purchase transaction, public offering or subsequent equity sale, occurs, we expect to use the pricing indicated by the external event to corroborate our valuation.

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

We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. We had two investments placed on non-accrual status as of September 30, 2015 and one investment placed on non-accrual status as of December 31, 2014.

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

Loan Origination, Facility, Commitment and Amendment Fees

We may receive loan origination, prepayment, facility, commitment, forbearance and amendment fees in addition to interest income during the life of the investment. We may receive origination fees upon the origination of an investment.

Origination fees received by us are initially deferred and reduced from the cost basis of the investment and subsequently accreted into interest income over the remaining stated term of the loan.

Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts. Facility fees, sometimes referred to as asset management fees, are accrued as a percentage periodic fee on the base amount (either the funded facility amount or the committed principal amount). Commitment fees are based upon the undrawn portion committed by us and are accrued over the life of the loan.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. We would then pay a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned.

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

Assuming that the interim and unaudited consolidated statement of financial condition as of September 30, 2015 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase		Net Increase/
	in	(Decrease)/increase	(decrease) in
Change in interest rates	interest income	in interest expense	investment income
($ in thousands)
Down 25 basis points	-	(414)	412
Up 50 basis points	134	821	(687)
Up 100 basis points	1,189	1,670	(481)
Up 200 basis points	4,202	3,368	834
Up 300 basis points	7,792	5,067	2,725

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

Garrison Capital Inc.

Dated: November 4, 2015	By /s/ Joseph Tansey Joseph Tansey Chief Executive Officer (Principal Executive Officer)

Dated: November 4, 2015	By /s/ Brian Chase Brian Chase Chief Financial Officer (Principal Financial Officer)

Dated: November 4, 2015	By /s/ Michelle Rancic Michelle Rancic Chief Accounting Officer (Principal Accounting Officer)

