Form 10-K
period 2015-12-31
Garrison Capital Inc.
filed 2016-03-02
CIK 1509892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2015 based on the closing price on June 30, 2015 of $14.99 on the NASDAQ Global Select Market was approximately $237.7 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 16,253,242 shares of the registrant’s common stock outstanding as of February 29, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2015.

TABLE OF -CONTENTS

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

Our investment objective is to generate current income and capital appreciation by making investments generally in the range of $5.0 million to $25.0 million primarily in debt securities and loans of U.S. based middle-market companies, which we define as those having annual earnings before interest, taxes, depreciation, and amortization, or EBITDA, of between $5.0 million and $30.0 million. Our goal is to generate attractive risk-adjusted returns by assembling a broad portfolio of investments. Our principal investment strategies and risks reflect our operations and the operations of our subsidiaries, including the CLO, on a consolidated basis. We comply with the provisions of the 1940 Act, including those governing investment policies, capital structure, leverage, affiliated transactions and the custody of assets, on a consolidated basis with our subsidiaries, including the CLO.

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

As of December 31, 2015, we held investments in 67 portfolio companies with a fair value of $415.0 million, including investments in 50 portfolio companies held through the CLO. The investments held by the CLO as of December 31, 2015 consisted of senior secured loans fair valued at $306.6 million and related indebtedness of $194.8 million. The loans held by the CLO (held at fair value), together with cash and other assets held by the CLO, equaled approximately $323.5 million as of December 31, 2015. As of December 31, 2015, our portfolio had an average investment size of approximately $6.2 million, a weighted average yield of 10.8% and a weighted average contractual maturity of 44 months. Weighted average yield is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations. Weighted average yield represents the portfolio yield and may be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors. Our shares of common stock had a total market return of (7.05)% during the year ended December 31, 2015. Total market return is calculated based on the change in market price per share during the period and taking into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.

As of December 31, 2014, we held investments in 57 portfolio companies with a fair value of $467.8 million, including investments in 47 portfolio companies held through the CLO. The investments held by the CLO as of December 31, 2014 consisted of senior secured loans fair valued at $339.4 million and related indebtedness of $209.7 million. As of that date, the loans held by the CLO (held at fair value), together with cash and other assets held by the CLO, equaled approximately $357.8 million. As of December 31, 2014, our portfolio had an average investment size of approximately $6.8 million, a weighted average yield on debt investments of 10.5% and a weighted average contractual maturity of 46 months. Our shares of common stock had a total market return of 14.4% during the year ended December 31, 2014.

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

Our Investment Adviser

Our investment activities are managed by our Investment Adviser, Garrison Capital Advisers. Our Investment Adviser is responsible for sourcing potential investments, conducting research and diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. Garrison Capital Advisers was organized in November 2010 and is a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. See “Business — Investment Advisory Agreements” for a discussion of the fees that are payable by us to our Investment Adviser.

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

Garrison Investment Group

Garrison Investment Group is an alternative investment and asset management firm founded in March 2007. As of December 31, 2015, Garrison Investment Group had approximately $4.2 billion of committed and invested capital under management and a team of 80 employees, including 46 investment professionals. Garrison Investment Group is headquartered in New York, New York. Garrison Investment Group invests opportunistically in the debt of middle-market companies, primarily in the areas of corporate finance, real estate finance and structured finance.

Since the formation of Garrison Investment Group, Mr. Joseph Tansey and his team of investment professionals, including Brian Chase, Mitch Drucker, Susan George, Robert Chimenti and Joshua Brandt, have been investors and lenders to middle-market companies. These investment professionals have significant experience investing in a broad range of industries and types of debt over the course of several economic cycles.

Before joining Garrison Investment Group, Mr. Tansey was a Managing Director at Fortress Investment Group LLC, or Fortress, and was also a partner of the Drawbridge Special Opportunities Fund, or Drawbridge, one of Fortress’ hybrid hedge funds, from its inception in August 2002 to March 2007. Drawbridge focused primarily on investments in opportunistic debt and equity securities and asset-based transactions. His responsibilities included sourcing, evaluating, structuring, managing and monitoring corporate, structured finance and real estate investments, including both debt and equity. Mr. Tansey has 21 years of investment experience.

Investment Criteria/Guidelines

Our investment objective is to generate current income and capital appreciation by making investments generally in the range of $5.0 million to $25.0 million primarily in debt securities and loans of U.S. based middle-market companies. We may also selectively make investments in amounts larger than $25.0 million in certain of our portfolio companies. We generally expect that the size of our individual investments will vary proportionately with the size of our capital base. Our goal is to generate attractive risk-adjusted returns by assembling a broad portfolio of investments.

Target businesses typically exhibit some or all of the following characteristics:

•	annual EBITDA between $5.0 million and $30.0 million;

•	annual revenue between $50.0 million and $200.0 million;

•	a U.S. base of operations;

•	an experienced management team executing a long-term growth strategy;

•	discernable downside protection through recurring revenue or strong tangible asset coverage;

•	defensible niche product/service;

•	products and services with distinctive competitive advantages or other barriers to entry;

•	stable and predictable free cash flows;

•	existing indebtedness that may be refinanced on attractive terms;

•	low technology and market risk;

•	strong customer relationships; and

•	low to moderate capital expenditure requirements.

While we believe that the criteria listed above are important in identifying and investing in prospective portfolio companies, not all of these criteria will be met by each prospective portfolio company.

Investment Strategy

We seek to create a broad portfolio consisting of investments generally in the range of $5.0 million to $25.0 million primarily in debt securities and loans of U.S. based middle-market companies. The companies to which we extend credit typically are moderately leveraged, and, excluding investments held in the CLO, do not have their loans rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade. In addition, our investments typically range in maturity from one to six years. However, we may make investments in securities with any maturity or duration.

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

Investment Committee

Upon the completion of due diligence and a decision to proceed with an investment in a prospective portfolio company, the principals leading the investment present the investment opportunity to our Investment Adviser’s investment committee, which determines whether to pursue the potential investment. All new investments are required to be reviewed by the investment committee of our Investment Adviser, which currently consists of the following six members: Joseph Tansey, Brian Chase, Mitch Drucker, Susan George, Robert Chimenti and Joshua Brandt. As our Investment Adviser adds senior investment professionals, our Investment Adviser may add them to its investment committee. The members of our investment committee receive no compensation from us. These members are employees or partners of Garrison Investment Group and receive no direct compensation from our Investment Adviser.

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

We tailor the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages risk while creating incentives for the portfolio company to achieve its business plan and improve its operating results. We typically seek to limit the downside potential of our investments by:

•	investing between $5.0 million and $25.0 million per transaction;

•	maintaining an emphasis on capital preservation;

•	requiring a targeted unlevered annual effective yield of between 9% and 14%, excluding any warrants or other equity interests received by us as part of an investment;

•	making investments which afford us a significant capital cushion in the form of junior capital and/or asset coverage as well as adequate lender protections in loan documentation; and

•	selecting investments that our Investment Adviser believes have a low probability of loss.

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

Our Investment Adviser assigns an internal rating for each of our portfolio companies. The rating scale is a numeric scale of 1 to 4 based on the credit attributes and prospects of the portfolio company’s business. In general, we use the ratings as follows:

•	a rating of 1 denotes a high quality investment with no loss of principal expected;

•	a rating of 2 denotes a moderate to high quality investment with no loss of principal expected;

•	a rating of 3 denotes a moderate quality investment with market rates of expected loss of principal and potential non-compliance with financial covenants; and

•	a rating of 4 denotes a low quality investment with an expected loss of principal. In the case of risk grade 4 loans, our Investment Adviser will assign a recovery value to the loan.

The following table shows the distribution of our investments on the 1 to 4 investment risk rating scale at fair value, excluding our interest in GLC Trust 2013-2 and equity investments as of both December 31, 2015 and December 31, 2014.

	As of December 31, 2015		As of December 31, 2014
($ in thousands)	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Risk Rating 1	$20,455	5.3%	$5,352	1.3%
Risk Rating 2	139,048	35.8	211,635	49.9
Risk Rating 3	205,995	53.0	199,126	46.9
Risk Rating 4	22,826	5.9	8,165	1.9
	$388,324	100.0%	$424,278	100.0%

The weighted average risk rating of the portfolio was 2.66 and 2.52 as of December 31, 2015 and December 31, 2014, respectively.

Investments

We seek to create a portfolio that includes senior secured, unitranche, mezzanine and unsecured loans and warrants and minority equity securities by making investments generally in the range of $5.0 million to $25.0 million in U.S. based middle-market companies. Set forth below is a list of our ten largest portfolio company investments as of December 31, 2015, as a percentage of our total investments at fair value as of such date.

Portfolio Company	Fair Value of Investments(2)	Percentage of Total Investments
($ in thousands)
GLC Trust 2013-2(1)	$17,754	4.3%
MXD Group, Inc. (fka Exel Direct Inc.)	13,606	3.3
HC Cable OpCo, LLC	10,760	2.6
CR Brands, Inc.	10,386	2.5
Worley Claims Services, LLC	10,311	2.5
Lexmark Carpet Mills, Inc.	10,292	2.5
AbelConn, LLC (Atrenne Computing)	10,228	2.5
Profusion Industries, LLC	10,116	2.4
Aristech Surfaces LLC	10,102	2.4
Interior Specialists, Inc.	10,064	2.4
	$113,619	27.4%

______________

(1)	GLC Trust 2013-2 includes 2,637 small balance consumer loans with an average par of $7,087, a weighted average adjusted rate of 15.6% and a weighted average maturity of May 8, 2018.
(2)	Amounts include unfunded commitments where applicable.

Set forth below is a list of the top ten industries in which we are invested as of December 31, 2015, as a percentage of our total investments at fair value as of such date.

Industry	Fair Value of Investments	Percentage of Total Investments
($ in thousands)
Miscellaneous Manufacturing	$73,229	17.7%
Health Services	41,472	10.0
Miscellaneous Retail	35,158	8.5
Consumer Finance Services	36,558	8.8
Miscellaneous Services	22,386	5.4
Communications	26,182	6.3
Oil & Gas	24,049	5.8
Transportation Services	18,111	4.4
Specialty Services	13,898	3.3
Electrical Equipment	12,136	2.9
	$303,179	73.1%

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

Administration

We do not have any direct employees, and our day-to-day operations are managed by our Investment Adviser. We have a chief executive officer, chief financial officer, chief accounting officer, and chief compliance officer and, to the extent necessary, our board of directors may elect to appoint additional personnel going forward. Our officers are employees of Garrison Investment Group, an affiliate of our Investment Adviser, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs are paid by us pursuant to an administration agreement with the Administrator, or the Administration Agreement. Some of our executive officers are also officers of Garrison Capital Advisers. See “Business — Administration Agreement.”

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

Management Fee

The base management fee is calculated at an annual rate of 1.75% of our gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds, and is payable quarterly in arrears. The base management fee is calculated based on the average carrying value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during such calendar quarters. Base investment advisory fees for any partial month or quarter are appropriately pro rated. From the date of the BDC Conversion through March 26, 2013, or the IPO Pricing Date, the Investment Adviser waived base management fees due under the Investment Advisory Agreement in excess of an annual rate of 1.50% of the average of the value of our net assets (including cash and cash equivalents) calculated at the end of the two most recently completed calendar quarters, payable in arrears. Under no circumstances would the Investment Adviser have received a base management fee greater than 1.75% of gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds calculated based on the average carrying value of the gross assets of the Company at the end of the two most recently completed calendar quarters. The Investment Adviser also agreed to waive its base management fee commencing from the IPO Pricing Date through September 30, 2013. The waived fees are not subject to recoupment by the Investment Adviser. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper maturing within 270 days of purchase. We made management fee payments to the Investment Adviser of $6.2 million and $8.0 million, respectively, for the years ended December 31, 2015 and December 31, 2014. For the years ended December 31, 2015 and December 31, 2014 the Investment Adviser earned management fees under the Investment Advisory Agreement of $7.8 million and $8.1 million, respectively, of which $1.8 million and $0.3 million remained outstanding as of December 31, 2015 and December 31, 2014, respectively.

Incentive Fee

The incentive fee consists of two components, the income-based incentive fee and the capital gains-based incentive fee, that are independent of each other (except as provided in the Incentive Fee Cap and Deferral Mechanism described below), with the result that one component may be payable even if the other is not.

Incentive Fee Cap and Deferral Mechanism.

We have structured the calculation of these incentive fees to include a fee limitation, which we refer to as the Incentive Fee Cap and Deferral Mechanism, such that no incentive fee will be paid to our Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to our Investment Adviser for the period that includes such fiscal quarter and the 11 full preceding fiscal quarters, which we refer to as the “Incentive Fee Look-back Period”, would exceed 20.0% of our Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period.

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

We made incentive fee payments to the Investment Adviser of $4.0 million and $6.7 million, respectively, for the years ended December 31, 2015 and December 31, 2014. For the years ended December 31, 2015 and December 31, 2014 the Investment Adviser earned incentive fees of $1.1 million and $8.4 million, respectively, of which zero and $2.8 million remained outstanding as of December 31, 2015 and December 31, 2014, respectively.

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

Our net investment income used to calculate this component of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee. These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the applicable quarter.

The following is a graphical representation of the calculation of the income-based component of the incentive fee:

Quarterly Incentive Fee based on Pre-Incentive Fee Net Investment Income
(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income allocated to first component of incentive fee

Capital Gains-Based Incentive Fee

The second, capital gains component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing on December 31, 2013, and equals 20% of our cumulative aggregate realized capital gains through the end of each calendar year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees and subject to the Incentive Fee Cap and Deferral Mechanism. If such amount is negative, then no capital gains incentive fee is payable for such year. Additionally, if the Investment Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date is treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. We accrue the capital gains incentive fee if, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized gains/(losses) is positive.

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

Under U.S. generally accepted accounting principles, or U.S. GAAP, we are required to accrue a capital gains incentive fee based upon the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation on investments held at the end of each period. If such amount is positive at the end of a period, then the Company will record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement (as described above).

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee (*):

Alternative 1

Assumptions

Investment income (including interest, distributions, fees, etc.) = 1.25%
Hurdle Rate (1) = 2.00%
Base management fee (2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.) (3) = 0.25%
Pre-Incentive Fee Net Investment Income
  (investment income - (base management fee + other expenses)) = 0.5625%

Pre-Incentive Fee Net Investment Income does not exceed the Hurdle Rate, therefore there is no incentive fee.

Alternative 2

Assumptions

Investment income (including interest, distributions, fees, etc.) = 3.00%
Hurdle Rate (1) = 2.00%
Base management fee (2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.) (3) = 0.25%
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
= 0.3125%

Alternative 3

Assumptions

Investment income (including interest, distributions, fees, etc.) = 3.50%
Hurdle Rate (1) = 2.00%
Base management fee (2) = 0.4375%
Other expenses (legal, accounting, custodian, transfer agent, etc.) (3) = 0.25%
Pre-Incentive Fee Net Investment Income
  (investment income - (base management fee + other expenses)) = 2.8125%

Pre-Incentive Fee Net Investment Income exceeds the Hurdle Rate, therefore there is an incentive fee.

Incentive fee = (100% × “Catch-Up”) + (the greater of 0% AND (20% × (Pre-Incentive Fee Net Investment Income - 2.50%)))

= (100% × (2.50% - 2.00%)) + (20.0% × (2.8125% - 2.50%))
= 0.50% + (20.0% × 0.3125%)
= 0.50% + 0.0625%
= 0.5625%

(*)	The hypothetical amount of Pre-Incentive Fee Net Investment Income shown is based on a percentage of net assets.

(1)	Represents 8.00% annualized Hurdle Rate.

(2)	Represents 1.75% annualized base management fee. Our Investment Adviser waived its base management fee from the IPO Pricing Date through September 30, 2013.

(3)	Excludes organizational and offering expenses.

Example 2: Capital Gains Portion of Incentive Fee:

Alternative 1

Assumptions

•	Year 1: $20.0 million investment made in Company A (“Investment A”), and $30.0 million investment made in Company B (“Investment B”)

•	Year 2: Investment A sold for $50.0 million and fair market value, or FMV, of Investment B determined to be $32.0 million

•	Year 3: FMV of Investment B determined to be $25.0 million

•	Year 4: Investment B sold for $31.0 million

The capital gains portion of the incentive fee would be:

•	Year 1: None

•	Year 2: Capital gains incentive fee of $6.0 million ($30.0 million realized capital gains on sale of Investment A multiplied by 20.0%)

•	Year 3: None; $5.0 million (20.0% multiplied by ($30.0 million cumulative capital gains less $5.0 million cumulative capital depreciation)) less $6.0 million (previous capital gains fee paid in Year 2)

•	Year 4: Capital gains incentive fee of $0.2 million; $6.2 million ($31.0 million cumulative realized capital gains multiplied by 20.0%) less $6.0 million (capital gains fee paid in Year 2)

Alternative 2

Assumptions

•	Year 1: $20.0 million investment made in Company A (“Investment A”), $30.0 million investment made in Company B (“Investment B”) and $25.0 million investment made in Company C (“Investment C”)

•	Year 2: Investment A sold for $50.0 million, FMV of Investment B determined to be $25.0 million and FMV of Investment C determined to be $25.0 million

•	Year 3: FMV of Investment B determined to be $27.0 million and Investment C sold for $30.0 million

•	Year 4: FMV of Investment B determined to be $35.0 million

•	Year 5: Investment B sold for $20.0 million

The capital gains portion of the incentive fee would be:

•	Year 1: None

•	Year 2: Capital gains incentive fee of $5.0 million; 20.0% multiplied by $25.0 million ($30.0 million realized capital gains on Investment A less $5.0 million unrealized capital depreciation on Investment B)

•	Year 3: Capital gains incentive fee of $1.4 million; $6.4 million (20.0% multiplied by $32.0 million ($35.0 million cumulative realized capital gains less $3.0 million unrealized capital depreciation on Investment B)) less $5.0 million (capital gains fee received in Year 2)

•	Year 4: None

•	Year 5: None; $5.0 million of capital gains incentive fee (20.0% multiplied by $25.0 million (cumulative realized capital gains of $35.0 million less realized capital losses of $10.0 million)) less $6.4 million (cumulative capital gains fee paid in Year 2 and Year 3) (1)

(1)	The cumulative aggregate capital gains fee received by Garrison Capital Advisers in this hypothetical example ($6.4 million) may be effectively greater than 20.0% of cumulative aggregate realized capital gains less net realized capital losses and aggregate cumulative net unrealized depreciation ($5.0 million).

Example 3: Application of the Incentive Fee Cap and Deferral Mechanism:

Assumptions

•	In each of Years 1 through 4 in this example, as well as in each preceding year from the date of the IPO, Pre-Incentive Fee Net Investment Income equals $40.0 million per year, which we recognized evenly in each quarter of each year and paid quarterly. This amount exceeds the hurdle rate and the requirement of the “catch-up” provision in each quarter of such year. As a result, the annual income related portion of the incentive fee, before the application of the Incentive Fee Cap and Deferral Mechanism in any year is $8.0 million ($40.0 million multiplied by 20%), and the cumulative income related portion of the incentive fee before the application of the Incentive Fee Cap and Deferral Mechanism over any Incentive Fee Look-back Period prior to any payment of incentive fees during such year is $16.0 million ($8.0 million multiplied by two). All income-related incentive fees were paid quarterly in arrears.

•	In each year preceding Year 1, we did not generate realized or unrealized capital gains or losses, no capital gain-related incentive fee was paid and there was no deferral of incentive fees

•	Year 1: We did not generate realized or unrealized capital gains or losses

•	Year 2: We realized a $30.0 million capital gain and did not otherwise generate realized or unrealized capital gains or losses

•	Year 3: We recognized a $5.0 million unrealized capital depreciation and did not otherwise generate realized or unrealized capital gains or losses

•	Year 4: We realized a $6.0 million capital gain and did not otherwise generate realized or unrealized capital gains or losses

	Income Related Incentive Fee Accrued Before Application of Incentive Fee Cap and Deferral Mechanism	Capital Gains Related Incentive Fee Accrued Before Application of Incentive Fee Cap and Deferral Mechanism	Incentive Fee Cap	Incentive Fees Paid and Deferred
Year 1	$8.0 million ($40.0 million multiplied by 20%)	None	$8.0 million (20% of Cumulative Pre-Incentive Fee Net Return during Incentive Fee Look-back Period of $120.0 million less $16.0 million of cumulative incentive fees paid)	Incentive fees of $8.0 million paid; no incentive fees deferred

	Income Related Incentive Fee Accrued Before Application of Incentive Fee Cap and Deferral Mechanism	Capital Gains Related Incentive Fee Accrued Before Application of Incentive Fee Cap and Deferral Mechanism	Incentive Fee Cap	Incentive Fees Paid and Deferred
Year 2	$8.0 million ($40.0 million multiplied by 20%)	$6.0 million (20% of $30.0 million)	$14.0 million (20% of Cumulative Pre-Incentive Fee Net Return during Incentive Fee Look-back Period of $150.0 million ($120.0 million plus $30.0 million) less $16.0 million of cumulative incentive fees paid)	Incentive fees of $14.0 million paid; no incentive fees deferred
Year 3	$8.0 million ($40.0 million multiplied by 20%)	None (20% of cumulative net capital gains of $25.0 million ($30.0 million in cumulative realized gains less $5.0 million in cumulative unrealized capital depreciation) less $6.0 million of capital gains fee paid in Year 2)	$7.0 million (20% of Cumulative Pre-incentive Fee Net Return during Incentive Fee Look-back Period of $145.0 million ($120.0 million plus $25.0 million) less $22.0 million of cumulative incentive fees paid)	Incentive fees of $7.0 million paid; $8.0 million of incentive fees accrued but payment restricted to $7.0 million by the Incentive Fee Cap; $1.0 million of incentive fees deferred
Year 4	$8.0 million ($40.0 million multiplied by 20%)	$0.2 million (20% of cumulative net capital gains of $31.0 million ($36.0 million cumulative realized capital gains less $5.0 million cumulative unrealized capital depreciation) less $6.0 million of capital gains fee paid in Year 2)	$9.2 million (20% of Cumulative Pre-Incentive Fee Net Return during Incentive Fee Look-back Period of $151.0 million ($120.0 million plus $31.0 million) less $21.0 million of cumulative incentive fees paid)	Incentive fees of $9.2 million paid ($8.2 million of incentive fees accrued in Year 4 plus $1.0 million of deferred incentive fees); no incentive fees deferred

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

Duration and Termination

The Investment Advisory Agreement was most recently approved by our board of directors, including a majority of our directors who are not interested persons of us or Garrison Capital Advisers, in February 2016. Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect from year to year if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of Garrison Capital. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. Any termination by us must be authorized either by our board of directors or by vote of our stockholders. See “Risk Factors — Risks Relating to Our Business and Structure — We depend upon key personnel of Garrison Investment Group and its affiliates.”

A new investment advisory agreement, which has the same terms as the Investment Advisory Agreement, was approved by our stockholders and our board of directors, including a majority of our directors who are not interested person of us or Garrison Capital Advisers, in anticipation of a deemed assignment of the Investment Advisory Agreement for purposes of the 1940 Act in connection with pending changes in the ownership of our Investment Adviser and certain of its affiliates.

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

Board of Directors Approval of the Investment Advisory Agreement

Our board of directors determined at a meeting held in February 2016 to approve the renewal of the Investment Advisory Agreement. In its consideration of the Investment Advisory Agreement, the board of directors focused on information it had received relating to, among other things:

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

Administration Agreement

Pursuant to the Administration Agreement, Garrison Capital Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. Under the Administration Agreement, Garrison Capital Administrator also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, Garrison Capital Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, the Administrator also provides managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Garrison Capital Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our chief compliance officer and chief financial officer and their respective staffs. Under the Administration Agreement, Garrison Capital Administrator also provides on our behalf managerial assistance to those portfolio companies to which we are required to provide such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. The Administrator may retain third parties to assist in providing administrative services to us. To the extent that our Administrator outsources any of its functions we pay the fees associated with such functions on a direct basis without any profit to Garrison Capital Administrator.

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

License Agreement

We have entered into a license agreement, or the License Agreement, with Garrison Investment Group pursuant to which Garrison Investment Group has agreed to grant us a non-exclusive, royalty-free license to use the name “Garrison.” Under the License Agreement, we will have a right to use the Garrison name, for so long as Garrison Capital Advisers or one of its affiliates remains our Investment Adviser. The License Agreement is terminable by either party at any time in its sole discretion upon 60 days prior written notice and is also terminable by Garrison Investment Group in the case of certain events of non-compliance. Other than with respect to this limited license, we will have no legal right to the “Garrison” name.

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

Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a business development company, we are not generally able to issue and sell our common stock at a price below current net asset value per share. We may, however, issue or sell our common stock at a price below the current net asset value of the common stock, or sell warrants, options or rights to acquire such common stock at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount).

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

(b)	is not an investment company (other than a small business investment company, or SBIC, wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)	satisfies any of the following:

•	does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250.0 million market capitalization maximum; or

•	is controlled by a business development company or a group of companies including a business development company, the business development company actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the business development company has an affiliated person who is a director of the eligible portfolio company.

(2)	Securities of any eligible portfolio company which we control.

(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. Government securities or other high-quality debt securities maturing in one year or less from the time of investment.

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

Temporary Investments

Pending investment in other types of qualifying assets, as described above, our investments may consist of cash, cash equivalents, U.S. Government securities or other high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or may invest in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. Government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the Diversification Tests in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions. See “– Taxation as a RIC” for a definition of “Diversification Tests.”

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to five percent of the value of our total assets for temporary purposes without regard to asset coverage. We consolidate our financial results with those of the CLO, GLC Trust 2013-2, the GARS Equity Holdings Entities, Walnut Hill II LLC, Forest Park II LLC and Garrison SBIC for financial reporting purposes and measure our compliance with the leverage test applicable to business development companies under the 1940 Act on a consolidated basis. On September 30, 2014, we received exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary from our 200% asset coverage test under the 1940 Act. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a business development company, including those related to the issuance of senior securities, will affect our ability to, and the way in which we, raise additional debt or equity capital.”

Code of Ethics

We and Garrison Capital Advisers have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the joint code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, the joint code of ethics is attached as an exhibit to the registration statement, and is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov . You may also obtain copies of the joint code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

Other

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

JOBS Act

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, signed into law in April 2012 until the earliest of:

•	the last day of our fiscal year ending December 31, 2018;

•	the last day of the fiscal year in which our total annual gross revenues first exceed $1.0 billion;

•	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; or

•	the last day of a fiscal year in which we (1) have an aggregate worldwide market value of our common stock held by non-affiliates of $700.0 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

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

Currently, the maximum amount of combined leverage for affiliated SBIC funds is $350.0 million, with a single SBIC using up to $150.0 million in leverage.

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

Election to Be Taxed as a RIC

As a business development company, we have elected to be treated as a RIC under Subchapter M of the Code and intend to qualify annually for such treatment. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses, or the Annual Distribution Requirement.

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

We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income (taking into account certain deferrals and elections) for each calendar year, (2) 98.2% of our capital gain net income (adjusted for certain net ordinary losses) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year, or the Excise Tax Avoidance Requirement. For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax in the taxable year ending within the relevant calendar year will be considered to have been distributed.

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

Should failure occur not only would all our taxable income be subject to tax at regular corporate rates, we would not be able to deduct distributions to stockholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividends received deduction with respect to such dividends, and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC for a period greater than two consecutive taxable years, to qualify as a RIC in a subsequent year we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets ( i.e. , the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.

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

The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs that do not apply to other investment vehicles managed by Garrison Investment Group and its affiliates. Business development companies are required, for example, to invest at least 70% of their total assets in qualifying assets, including U.S. private or thinly-traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a common equity market capitalization that is less than $250.0 million at the time of such investment. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. Neither we nor our Investment Adviser has long-term experience operating under these constraints, which may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. As a result, we cannot assure you that our Investment Adviser will be able to operate our business under these constraints. Any failure to do so could subject us to enforcement action by the SEC, cause us to fail to satisfy the requirements associated with RIC status, cause us to fail the 70% test described above or otherwise have a material adverse effect on our business, financial condition or results of operations.

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

We depend upon the senior professionals of Garrison Investment Group to maintain relationships with potential sources of lending opportunities, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. We cannot assure you that these individuals will continue to indirectly provide investment advice to us. If these individuals, including the members of our investment committee, do not maintain their existing relationships with Garrison Investment Group, maintain existing relationships or develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio. The loss of any of these individuals or the ability to attract and retain appropriate replacements and/or additional resources could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, individuals with whom the senior professionals of Garrison Investment Group have relationships are not obligated to provide us with investment opportunities. Therefore, we cannot assure you that such relationships will generate investment opportunities for us.

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

Since mid-2007, the global capital markets have experienced a period of disruption resulting in increased spreads between the yields realized on riskier debt securities and those realized on securities perceived to be risk-free, such as U.S. treasuries, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the syndicated loan market. Signs of deteriorating sovereign debt conditions in Europe, concerns related to economic slowdown in China and volatile energy prices create uncertainty that could lead to further disruption. During recent years interest rates have remained low despite recent increases. Because longer-term inflationary pressure is likely to result from the U.S. government’s fiscal policies and challenges during this time, we will likely experience rising interest rates, rather than falling rates, at some point in the future. A prolonged period of market illiquidity or uncertainty regarding U.S. government deficit and spending levels, including negotiation of federal spending cuts, and implementation of global fiscal austerity measures may lead to a general decline in economic conditions, which could materially and adversely affect the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and to financial firms in particular. This may cause our lenders to attempt to accelerate our indebtedness, to the extent that we wish to incur indebtedness to fund new investments, to renew or refinance existing indebtedness, including the notes issued by the CLO which are currently scheduled to mature no later than September 25, 2023, to obtain other lines of credit or to issue senior securities during such unfavorable economic conditions, including future recessions, the debt capital that will be available to us, if at all, may be at a higher cost, and on terms and conditions that may be less favorable than we expect, which could negatively affect our financial performance and results. In addition, further downgrades to the U.S. government’s sovereign credit rating or perceived creditworthiness of the United States or other large global economies, could adversely affect global financial markets and economic conditions.

We have elected to be treated as a RIC and intend to qualify annually for such treatment. If we are unable to qualify as a RIC, we will be subject to corporate-level income tax.

We have elected to be treated as a RIC under the Code and intend to qualify annually for such treatment. To qualify as a RIC under the Code and obtain RIC tax benefits, we must meet certain income source, asset diversification and annual distribution requirements. The Annual Distribution Requirement is satisfied if we distribute at least 90% of our ordinary income and realized net short term capital gains in excess of realized net short term capital losses, if any, to our stockholders on an annual basis. To the extent we use preferred stock or debt financing in the future, we may be subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under preferred stock or loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify for RIC tax benefits. If we fail to make sufficient distributions, as a result of contractual restrictions or otherwise, we may fail to qualify for such benefits and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because we anticipate that most of our investments will be in the debt of relatively illiquid middle-market private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify for RIC tax benefits for any reason and remain or become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

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

As a result, we may have difficulty meeting the Annual Distribution Requirement. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax benefits and thus be subject to corporate level income tax.

Regulations governing our operation as a business development company, including those related to the issuance of senior securities, will affect our ability to, and the way in which we, raise additional debt or equity capital.

We expect that we will require a substantial amount of additional capital. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC). If the value of our assets declines, we may be unable to satisfy this requirement. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness.

Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a business development company, we are not generally able to issue and sell our common stock at a price below current net asset value per share. We may, however, issue or sell our common stock at a price below the current net asset value of the common stock, or sell warrants, options or rights to acquire such common stock at a price below the current net asset value of the common stock if our board of directors determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount). We also may conduct rights offerings at prices per share less than the net asset value per share, subject to the requirements of the 1940 Act. If we raise additional funds by issuing additional common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and our stockholders may experience dilution.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses, as of December 31, 2015. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder (1)	23.33%	-13.26%	-3.19%	6.88%	16.95%

______________

(1)	Assumes $464.6 million in total assets, $195.4 million of debt outstanding under the CLO, $19.3 million of debt outstanding under the SBIC, $16.0 million of debt outstanding under the GLC Trust 2013-2 Notes, $230.7 million in net assets as of December 31, 2015 and an average cost of funds of 2.48%, 2.58%, 4.15%, 5.46%, 3.97%, 3.09% which were the weighted average effective interest rates of the Class A-1R Notes, Class A-1T Notes, Class A-2 Notes, the Class B Notes, SBIC and the GLC Trust 2013-2 Notes, respectively, for the year ended December 31, 2015, and includes the effects of the amortization of deferred debt issuance costs. The weighted average effective interest rate for our total outstanding debt was 3.20% as of December 31, 2015.

Based on our outstanding indebtedness of $230.7 million as of December 31, 2015 and an average cost of funds of 3.20% as of that date, our investment portfolio must experience an annual return of at least 1.58% to cover annual interest payments on the CLO and GLC Trust 2013-2 Notes.

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

On September 25, 2013, GF 2013-2 completed the CLO through a private placement of (1) $50.0 million of Class A-1R revolving notes, or the Class A-1R Notes; (2) $111.2 million of Class A-1T notes, or the Class A-1T Notes; (3) $24.2 million of Class A-2 notes, or the Class A-2 Notes (collectively with the Class A-1R Notes, the Class A-1T Notes and the Class A-2 Notes are referred to as the Class A Notes); (4) $25.0 million of Class B notes, or the Class B Notes; (5) $13.7 million of Class C notes, or the Class C Notes, which bear interest at three-month LIBOR plus 5.50% (collectively, the Class A Notes, Class B Notes and Class C Notes are referred to as the Secured Notes); and (6) $126.0 million of subordinated notes, or the Subordinated Notes, which do not have a stated interest rate (collectively, the Class A Notes, Class B Notes, Class C Notes and the Subordinated Notes are referred to as the GF 2013-2 Notes).

As a result of the CLO, we are subject to a variety of risks, including those set forth below.

The Retained Notes are subordinated obligations of the CLO.

We indirectly own all of the Subordinated Notes and Class C Notes. We refer to the Subordinated Notes and the Class C Notes collectively as the “Retained Notes.” We consolidate the financial statements of the CLO in our consolidated financial statements and treat the Class A Notes and Class B Notes as leverage.

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

The Subordinated Notes are unsecured and rank behind all of the secured creditors, known or unknown, of the CLO, including the holders of the Class A Notes, Class B Notes and Class C Notes it has issued. Consequently, to the extent that the value of the CLO’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, defaulted loans, losses on the underlying assets, prepayment or changes in interest rates, the value of the Subordinated Notes realized at their redemption could be reduced. Accordingly, the Subordinated Notes may not be paid in full and may be subject to up to 100% loss.

The Retained Notes are a highly leveraged investment.

As of December 31, 2015, the CLO owed approximately $195.4 million under the Class A Notes and Class B Notes, and the fair value of the investments held by the CLO was $306.6 million. The leveraged nature of the Retained Notes may magnify the adverse impact on the Retained Notes of changes in the market value of the investments held by the CLO, changes in the distributions on those investments, defaults and recoveries on those investments, capital gains and losses on those investments, prepayments on those investments and availability, prices and interest rates of those investments. We are prepared to hold the Retained Notes for an indefinite period of time or until their stated maturity.

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

The CLO may fail to meet certain asset coverage tests, which would have an adverse effect on the time of payments to us.

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

In certain circumstances, we or a majority of the holders of any class of Secured Notes that has not received 100% of the principal and interest that would otherwise be due and payable to such class on any quarterly payment date can require the CLO to redeem the Secured Notes in whole in the event that any U.S. or foreign tax statute or treaty requires withholding of more than 5% of the scheduled payments by the CLO on any date or any jurisdiction imposes a net income, profits or similar tax on the CLO in an aggregate amount in excess of $0.1 million in any quarter. This could cause the CLO to sell all or a portion of its investments in order to fund the necessary redemption, including on unfavorable terms, which could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, under the incentive fee structure, our Investment Adviser may benefit when capital gains are recognized and, because our Investment Adviser determines when a holding is sold, our Investment Adviser controls the timing of the recognition of such capital gains. Our board of directors is charged with protecting our interests by monitoring how our Investment Adviser addresses these and other conflicts of interest associated with its management services and compensation. While they are not expected to review or approve each investment or realization, our independent directors periodically review our Investment Adviser’s services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our independent directors consider whether such fees and our expenses (including those related to leverage) remain appropriate. As a result of this arrangement, our Investment Adviser or its affiliates may from time to time have interests that differ from those of our stockholders, giving rise to a conflict.

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

In addition, under the terms of the Incentive Fee Cap and Deferral Mechanism, the amount of incentive fees earned by our Investment Adviser depends, in part, upon the timing of capital gains or losses in our investment portfolio, as well as the timing of our recognition of income. Depending on the circumstances, there may be a lag of as long as 12 fiscal quarters between the occurrence of an event giving rise to an obligation to pay incentive fees to the Investment Adviser and the payment of such incentive fees. Therefore, investors who acquire our shares of common stock may pay indirectly to our Investment Adviser incentive fees in respect of income or capital gains that were received by or paid to us prior to such investor becoming a stockholder. As a result, such investors may not participate in the income or capital gains giving rise to such indirect expense.

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

We are highly dependent on information systems and systems failures or attacks could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends and other distributions.

We are highly dependent on the communications and information systems of our Investment Adviser and its affiliates as well as certain third-party service providers. As our reliance on these systems has increased, so have the risks posed to these communications and information systems.  Any failure or interruption in these systems could cause disruptions in our activities.  In addition, these systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources.  These attacks, which may include cyber incidents, may involve a third party gaining unauthorized access to our communications or information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption.  Any such attack could result in disruption to our business, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our operating results, the market price of our securities and our ability to pay dividends and other distributions to our securityholders.

We and our Investment Adviser could be the target of litigation.

We or our Investment Adviser could become the target of securities class action litigation or other similar claims if our stock price fluctuates significantly or for other reasons. The outcome of any such proceedings could materially adversely affect our business, financial condition, and/or operating results and could continue without resolution for long periods of time. Any litigation or other similar claims could consume substantial amounts of our management’s time and attention, and that time and attention and the devotion of associated resources could, at times, be disproportionate to the amounts at stake. Litigation and other claims are subject to inherent uncertainties, and a material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome in litigation or other similar claims becomes probable and reasonably estimable. In addition, we could incur expenses associated with defending ourselves against litigation and other similar claims, and these expenses could be material to our earnings in future periods.

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

Mezzanine Loans. Our mezzanine investments generally are subordinated to senior loans and will generally be unsecured. This may result in an above average amount of risk and volatility or a loss of principal. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income as described above under “ — We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.” Since we will not receive any substantial repayments of principal prior to the maturity of our mezzanine debt investments, such investments are riskier than amortizing loans.

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

Our portfolio companies may experience financial distress, and our investments in such portfolio companies may be restructured.

Our portfolio companies may experience financial distress from time to time.  The debt investments of these companies may not produce income, may require us to bear certain expenses to protect our investment and may subject us to uncertainty as to when, in what manner and for what value such distressed debt will eventually be satisfied, including through liquidation, reorganization or bankruptcy.  If an exchange offer is made or plan of reorganization is adopted with respect to the debt securities we currently hold, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will have a value or income potential similar to what we anticipated when our original investment was made or even at the time of restructuring.  In addition, we may receive equity securities in exchange for the debt investment that we currently hold, which may require significantly more of our management’s time and attention or carry restrictions on their disposition.

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interests rates may make it more difficult for portfolio companies to make periodic payments on their loans.

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity. In addition, if general interest rates rise, there is a risk that our portfolio companies will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

A significant portion of our investments involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to certain potential liabilities. These arrangements may result in contingent liabilities that ultimately yield funding obligations that must be satisfied through our return of certain distributions previously made to us.

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

As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC and of NASDAQ Global Select Market.

We are an “emerging growth company,” and we do not know if such status will make our common stock less attractive to investors.

We currently are an “emerging growth company,” as defined in the JOBS Act until the earliest of:

•	the last day of our fiscal year ending December 31, 2018;

•	the last day of the fiscal year in which our total annual gross revenues first exceed $1.0 billion;

•	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and

•	the last day of a fiscal year in which we (1) have an aggregate worldwide market value of our common stock held by non-affiliates of $700.0 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter, and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on March 27, 2013 and is currently traded on The NASDAQ Global Select Market under the symbol “GARS”. The following table lists the high and low closing sale price for our common stock, the high and low closing sale price as a percentage of net asset value, or NAV, and distributions declared per share for each quarter during the years ended December 31, 2015 and December 31, 2014.

		Closing Sales Price		(Discount) Premium of High Sales Price to	(Discount) of Low	Distributions
Period	NAV(1)	High	Low	NAV(2)	Sales Price to NAV(2)	Declared
Fiscal year ended December 31, 2015
Fourth quarter	$13.98	$14.39	$11.97	2.9%	(14.4)%	$0.35
Third quarter	14.92	15.39	13.42	3.2	(10.1)	0.35
Second Quarter	15.29	15.30	14.82	0.1	(3.1)	0.35
First Quarter	15.41	15.29	14.07	(0.8)	(8.7)	0.35

Fiscal year ended December 31, 2014
Fourth quarter	$15.58	$15.12	$14.00	(3.0)%	(10.1)%	$0.35
Third quarter	15.59	15.33	14.11	(1.7)	(9.5)	0.35
Second Quarter	15.64	15.30	14.08	(2.2)	(10.0)	0.35
First Quarter	15.45	14.81	13.71	(4.1)	(11.3)	0.35

______________

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of the applicable period.

(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

The last reported price for our common stock on February 29, 2016 was $12.12 per share. As of February 29, 2016, we had 16 stockholders of record.

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of our common stock for each month in the three month period ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
($ in thousands, except share and per share amounts)
October 5, 2015 through October 31, 2015	-	$-	-	$10,000
November 1, 2015 through November 30, 2015	80,060	13.46	80,060	8,922
December 1, 2015 through December 31, 2015	171,125	13.07	171,125	6,686
Total	251,185	$13.19	251,185	$6,686

(1)	On October 5, 2015, we announced a share repurchase plan which allows us to repurchase up to $10.0 million of our outstanding common stock. Unless extended by our board of directors, the repurchase program will expire on the earlier of October 5, 2016 and the repurchase of $10.0 million of common stock.

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

The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock for the fiscal year ended December 31, 2015.

Record Dates	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
($ in thousands, except per share amounts)
Fiscal year ended December 31, 2015 (1)
December 11, 2015	November 2, 2015	December 28, 2015	$5,820	$0.35
September 10, 2015	July 30, 2015	September 25, 2015	5,866	0.35
June 12, 2015	April 30, 2015	June 26, 2015	5,866	0.35
March 20, 2015	March 3, 2015	March 27, 2015	5,866	0.35
			$23,418	$1.40

______________

(1)	Does not include any return of capital for tax purposes.

The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock for the fiscal year ended December 31, 2014.

Record Dates	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
($ in thousands, except per share amounts)
Fiscal year ended December 31, 2014 (1)
December 12, 2014	October 31, 2014	December 29, 2014	$5,866	$0.35
September 12, 2014	August 4, 2014	September 26, 2014	5,866	0.35
June 13, 2014	May 6, 2014	June 27, 2014	5,866	0.35
March 21, 2014	March 11, 2014	March 28, 2014	5,866	0.35
			$23,464	$1.40

______________

(1)	Does not include any return of capital for tax purposes.

On February 24, 2016, our board of directors declared a quarterly distribution of $0.35 per share payable on March 28, 2016 to holders of record as of March 8, 2016.

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders. As a result, if our board of directors declares a cash dividend or other distribution, then our stockholders who have not “opted out” of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution.

Stock Performance Graph

This graph compares the stockholder return on our common stock from March 27, 2013 (IPO) to December 31, 2015 with that of the NASDAQ Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on March 27, 2013, $100 was invested in our common stock, the NASDAQ Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Item 6. Selected Financial Data

The following selected consolidated financial data as of and for the years ended December 31, 2015 and December 31, 2014 is derived from the consolidated financial statements that have been audited by RSM US LLP (formerly McGladrey LLP through October 25, 2015), independent registered public accounting firm. The following selected consolidated financial data as of and for the years ended December 31, 2013, 2012 and 2011 are derived from the consolidated financial statements that have been audited by Ernst & Young LLP, independent registered public accounting firm. The audited Consolidated Statements of Financial Condition as of December 31, 2015 and 2014 and the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013 are included elsewhere in this Form 10-K. The audited Consolidated Statements of Financial Condition as of December 31, 2013, 2012, and 2011 and the Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 are not included in this Form 10-K. Historical results are not necessarily indicative of results for any future period.

The selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K:

	Year Ended December 31,
($ in thousands except per unit data)	2015	2014	2013	2012	2011
Income statement data:
Total investment income(1)	$51,317	$50,459	$33,805	$23,649	$27,222
Interest expense	7,428	7,157	6,575	6,155	7,280
Management fees (net of waivers)	7,755	8,065	2,510	2,277	1,804
Incentive fees (net of waivers)	1,135	8,409	1,099	-	-
Other expenses	5,055	4,819	4,286	6,895	2,360
Net investment income	29,944	22,009	19,335	8,322	15,778
Net realized (loss)/gain from investments(2)	(11,685)	10,702	(11,770)	3,374	3,494
Net change in unrealized (loss)/gain on investments(2)	(21,919)	(2,227)	15,935	(7,322)	(8,433)
Net (decrease)/increase in net assets resulting from operations	(3,660)	30,484	23,500	4,374	10,839
Basic earnings per common share/per unit (3)	(0.22)	1.82	1.55	0.42	1.03
Distributions per share/unit	1.40	1.40	1.97	0.17	-
Other data:
Weighted average yield (4)	10.8%	10.5%	9.8%	9.6%	8.9%
Number of portfolio companies at period end	67	57	70	49	72

	Year Ended December 31,
($ in thousands except per unit data)	2015	2014	2013	2012	2011
Balance sheet data:
Investments, fair value (5)	$415,001	$467,769	$429,081	$220,106	$320,779
Cash and cash equivalents	24,985	13,651	13,665	21,681	47,928
Cash and cash equivalents, restricted accounts	11,833	14,260	27,965	69,902	16,993
Total assets	464,612	505,842	485,080	315,989	391,139
Debt outstanding	229,960	240,259	219,419	125,000	218,478
Net assets	230,710	261,103	254,081	173,669	171,072
Per unit data:
Net asset value per common share/unit(6)	$13.98	$15.58	$15.16	$16.54	$16.29

______________

(1)	Includes affiliate related income of $0.8 million and $1.2 million for the year ended December 31, 2014 and the year ended December 31, 2013, respectively.

(2)	Includes affiliate related realized gain/(loss) and change in unrealized loss of $8.5 million and $(1.8) million, respectively, for the year ended December 31, 2014 and $0 million and $1.8 million, respectively, for the year ended December 31, 2013.

(3)	Adjusted for Reverse Stock Split. See footnote (6) below.

(4)	Weighted average yield is calculated based on the fair value of the investments and interest expected to be received (excluding investments with a risk rating of 4, unfunded revolvers and equity investments) using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

(5)	Includes affiliate investments of $19.0 million as of December 31, 2013.

(6)	Based on 16,507,594 shares of common stock of Garrison Capital Inc. outstanding as of December 31, 2015, 16,758,779 shares of common stock of Garrison Capital Inc. outstanding as of December 31, 2014 and December 31, 2013, and 10,498,544 shares of common stock of Garrison Capital Inc. outstanding as of December 31, 2012 and December 31, 2011. Each of the outstanding units of Garrison Capital LLC was converted into one share of common stock of Garrison Capital Inc. in connection with the BDC Conversion. We subsequently declared the Reverse Stock Split on February 25, 2013, which resulted in the conversion of one share of common stock into 0.9805106 shares of common stock. All amounts related to shares/units and share/unit price have been retroactively restated. As a result, the 10,707,221 shares of common stock issued in the BDC Conversion have been retroactively restated to 10,498,544 shares.

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

You should understand that, under Section 27A(b)(2)(B) of the Securities Act and Section 21E(b)(2)(B) of the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in connection with this Annual Report on Form 10-K or any periodic reports we file under the Exchange Act.

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

On July 24, 2013, we formed the CLO, a Cayman Islands exempted company, for the purpose of refinancing the $150.0 million credit facility entered on May 21, 2012 by Garrison Funding 2012-1 LLC, or the Predecessor Credit Facility. On September 25, 2013, under Part XVI of the Cayman Islands Companies Law (2012 Revision), the CLO and the Predecessor Credit Facility merged with the CLO remaining as the surviving entity, or the Merger. On the effective date of the Merger, all of the rights, the property, and the business, undertaking, goodwill, benefits, immunities and privileges of each individual company immediately vested in the surviving company. Following completion of the CLO, nearly 80% of our consolidated assets were held by the CLO.

On September 25, 2013, we completed the CLO through a private placement of (1) $50.0 million of AAA(sf) rated Class A-1R Notes, which bear interest at either the CP Rate, as defined in the indenture governing the notes issued by the CLO, or LIBOR plus 1.90%; (2) $111.2 million of AAA(sf) rated Class A-1T Notes, which bear interest at three-month LIBOR plus 1.80%; (3) $24.2 million of AA(sf) rated Class A-2 Notes, which bear interest at three-month LIBOR plus 3.40%; (4) $25.0 million of A(sf) rated Class B Notes, which bear interest at three-month LIBOR plus 4.65%; (5) $13.7 million of Class C Notes (not rated), which bear interest at three-month LIBOR plus 5.50%; and (6) $126.0 million of Subordinated Notes, which do not have a stated interest rate, the proceeds of which were utilized, along with cash on hand, to refinance the Predecessor Credit Facility. All of the notes issued by the CLO are scheduled to mature on September 25, 2023. As of December 31, 2015 we had retained 100% of the Class C Notes and Subordinated Notes.

GLC Trust 2013-2 closed on a $10.0 million revolving facility, or the GLC Trust 2013-2 Revolver, with Capital One Bank, NA on December 6, 2013. The revolving facility included an accordion feature that permits GLC Trust 2013-2 to increase the total commitment up to $15.0 million under the terms of the loan agreement. GLC Trust 2013-2 exercised this option on December 20, 2013. On July 11, 2014, we increased the GLC Trust 2013-2 Revolver total commitment by $15.0 million, for a total commitment of $30.0 million. On July 18, 2014, we completed a $39.2 million term debt securitization collateralized by the GLC Trust 2013-2 consumer loan portfolio, the proceeds of which were used to refinance and retire the GLC Trust 2013-2 Revolver.

Our investment objective is to generate current income and capital appreciation by making investments generally in the range of $5.0 million to $25.0 million primarily in debt securities and loans of U.S. based middle-market companies, which we define as those having EBITDA of between $5.0 million and $30.0 million. Our goal is to generate attractive risk-adjusted returns by assembling a broad portfolio of investments.

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

As of December 31, 2015, we held investments in 67 portfolio companies with a fair value of $415.0 million, including investments in 50 portfolio companies held through the CLO. The investments held by the CLO as of December 31, 2015 consisted of senior secured loans fair valued at $306.6 million and related indebtedness of $194.8 million. As of that date, the loans held by the CLO (held at fair value), together with cash and other assets held by the CLO, equaled approximately $323.5 million. As of December 31, 2015, our portfolio had an average investment size of approximately $6.2 million, a weighted average yield on debt investments of 10.8% and a weighted average contractual maturity of 44 months.

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

Revenues. We generate revenue in the form of interest earned on the debt investments that we hold and capital gains and distributions, if any, on the warrants or other equity interests that we may acquire in portfolio companies. Our debt investments, whether in the form of senior secured, unitranche or mezzanine loans, typically have a term of one to six years and bear interest at a fixed or floating rate. Interest is generally payable quarterly or semiannually, with the amortization of principal generally being deferred for several years from the date of the initial investment. In some cases, loans may have a PIK feature. The principal amount of the debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees. Loan origination fees, original issue discount and market discount are recorded as a reduction of par value, and we then accrete such amounts into interest income. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts.

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

Recent Developments

On February 24, 2016 the Board approved a distribution in the amount of $5.8 million, or $0.35 a share, which will be paid on March 28, 2016 to stockholders of record as of March 8, 2016.

As of February 29, 2016, common stock repurchased subsequent to quarter end was $2.9 million, or 254,352 shares, at a weighted average price of $11.53 per share and a weighted average (17.5)% discount to net asset value. As of February 29, 2016, the common stock repurchased subsequent to quarter end increased GARS’ net asset value per share by $0.04.

Market Trends

Overall loan volume in the lower middle-market decreased in 2015 due primarily to a reduction in new sponsor financings. Capital markets volatility and global economic concerns were factors in the decline of sponsor volume as there was purchase price dislocation between buyers and sellers in the mergers and acquisitions market. We believe that the effects of global economic softness and the commodity crisis have increased the possibility of a recession in the domestic market.

We believe that capital remains limited in the lower middle-market as many traditional lenders to these companies have exited the business due to continued regulatory restrictions, bank consolidation dynamics and funding constraints of BDCs.

We continue to believe that opportunities in the lower middle-market exist as many competitors have moved up-market to focus their attention on larger borrowers. Sponsor and club business volume, while soft during 2015, continues to represent the majority of direct lending opportunities in the lower middle-market.

Lower middle-market opportunities continued to command better pricing and structures than in the broadly syndicated market and upper middle-market, although we noted that the spread between lower middle-market loans and more broadly syndicated loans tightened in the second half of the year. We attribute this to an increase in spreads in the broadly syndicated market from capital market volatility rather than spread compression in the lower middle-market.

We believe that our expertise in providing non-traditional financing solutions to the lower middle-market allows us to tailor loan structures that meet borrower objectives while commanding premium pricing and maximizing the preservation of capital.

Portfolio Activity

For the year ended December 31, 2015, we added 28 new investments for a total par increase in our portfolio of $163.6 million with a weighted average yield of 10.1%. For the year ended December 31, 2015, repayments in our portfolio consisted of 19 investments, for a total of $188.9 million of par with a weighted average yield of 10.2%.

For the three months ended December 31, 2015, we originated two new investments, purchased 13 deals and closed two club deals, and add-on investments for a total increase to par in our portfolio of $54.1 million with a weighted average yield of 8.9%. For the three months ended December 31, 2015, repayments in our portfolio consisted of the early full repayment of two investments, for a total of $29.0 million of par with a weighted average yield of 10.0%.

Consolidated Results of Operations

The consolidated results of operations set forth below also includes historical financial information prior to our election, as of October 9, 2012, to be treated as a business development company. As a business development company and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code.

Consolidated operating results for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 are as follows:

	Year Ended	Year Ended	Year Ended	2015 vs. 2014	2014 vs. 2013
($ in thousands, except per share data)	December 31, 2015	December 31, 2014	December 31, 2013	Variance	Variance
Net investment income	$29,944	$22,009	$19,335	$7,935	$2,674
Total investment income	51,317	50,459	33,805	858	16,654
Total expenses	21,373	28,450	14,470	(7,077)	13,980
Net realized (loss)/gain on investments	(11,685)	10,702	(11,770)	(22,387)	22,472
Net change in unrealized (loss)/gain on investments	(21,919)	(2,227)	15,935	(19,692)	(18,162)
Net (decrease)/increase in net assets resulting from operations	(3,660)	30,484	23,500	(34,144)	6,984

Net investment income per share	1.79	1.31	1.27	0.48	0.04
Net realized/unrealized (loss)/gain from investments per share	(2.01)	0.51	0.28	(2.52)	0.23
Net (loss)/earnings per share	(0.22)	1.82	1.55	(2.04)	0.27
Net asset value per share	13.98	15.58	15.16	(1.60)	0.42

Net Investment Income

Net investment income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 was $29.9 million, $22.0 million and $19.3 million, respectively. Net investment income increased by $7.9 million for the year ended December 31, 2015 from the year ended December 31, 2014 and increased $2.7 million for the year ended December 31, 2014 from the year ended December 31, 2013, as described below under “Total Investment Income” and “Expenses.”

Total Investment Income

Total investment income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 was $51.3 million, $50.5 million and $33.8 million, respectively.

Total investment income increased by $0.9 million for the year ended December 31, 2015 from the year ended December 31, 2014 due to an increase in interest income in the amount of $1.5 million, offset by a decrease in dividend income in the amount of $0.4 million and a decrease in net accretion from the amortization of discounts in the amount of $0.2 million.

The increase in interest income was largely driven by an increase in the weighted average yield of our debt investments to 10.8% in 2015 from 10.5% in 2014. The decrease in dividend income was primarily driven by decrease in dividend income from one portfolio investment that was sold in 2014.

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

Expenses

Total expenses for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 were $21.4 million, $28.5 million and $14.5 million, respectively.

There were no fee waivers for the years ended December 31, 2015 and December 31, 2014. Total expenses for the year ended December 31, 2013 included total fee and expense waivers of $4.2 million. Fee waivers for the year ended December 31, 2013 were comprised of $3.8 million and $0.3 million of management fees and incentive fees, respectively, waived by the Investment Adviser, and $0.1 million of administration fees and directors’ fees waived by the Administrator and the board of directors, respectively.

There were no losses on refinancing of debt for the year ended December 31, 2015. Total expenses for the year ended December 31, 2014 includes a $0.2 million loss on the refinancing and retirement of the GLC Trust 2013-2 Revolver. Total expenses for the year ended December 31, 2013 also included $0.4 million of loss on the refinancing of senior secured notes, which consisted of debt issuance costs that were written off in connection with the execution of the CLO and the refinancing of the Predecessor Credit Facility.

The following tables summarize our expenses, net of fee waivers and excluding the loss on refinancing of senior secured notes, the loss on the write off of deferred offering costs and the loss on refinancing of the GLC Trust 2013-2 Revolver discussed above for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

	Year Ended	Year Ended	Year Ended	2015 vs. 2014	2014 vs. 2013
($ in thousands)	December 31, 2015	December 31, 2014	December 31, 2013	Variance	Variance
Interest expense	$7,428	$7,157	$6,575	$271	$582
Management fees	7,755	8,065	2,510	(310)	5,555
Incentive fees	1,135	8,409	1,099	(7,274)	7,310
Professional fees	1,309	1,160	1,448	149	(288)
Directors fees	405	379	334	26	45
Administrator expenses	1,052	712	686	340	26
Other expenses	2,289	2,324	1,391	(35)	933
Total expenses	$21,373	$28,206	$14,043	$(6,833)	$14,163

Interest expense increased $0.3 million, for the year ended December 31, 2015 from the year ended December 31, 2014, due to an increase in the average effective interest rate on debt outstanding. As of December 31, 2015 and December 31, 2014, the weighted average effective interest rate for total outstanding debt was 3.20% and 3.04%, respectively.

Interest expense increased $0.6 million for the year ended December 31, 2014 from the year ended December 31, 2013 primarily due to an increase in average debt outstanding. As of December 31, 2014 and December 31, 2013, we had $241.3 million and $220.1 million of debt outstanding, respectively.

Management fees decreased $(0.3) million for the year ended December 31, 2015 from the year ended December 31, 2014 primarily due to the decrease in total assets. Under the Investment Advisory Agreement, the Investment Adviser is entitled to a base management fee for its services calculated at an annual rate of 1.75% of gross assets, excluding cash and cash equivalents, and cash and cash equivalents, restricted, but including assets purchased with borrowed funds. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper maturing within 270 days of purchase.

Management fees increased $5.6 million for the year ended December 31, 2014 from the year ended December 31, 2013 primarily due to the increase in total assets, as well as the change in the calculation of the management fees which were calculated as 1.50% of gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds (as defined in the financial statements) prior to the BDC Conversion. For the year ended December 31, 2013, the Investment Adviser also irrevocably waived base management fees in the amount of $3.8 million.

Incentive fees decreased $(7.3) million in the year ended December 31, 2015 from the year ended December 31, 2014. Incentive fees decreased in the year ended December 31, 2015 primarily driven by the reversal of Capital Gains based incentive fees that were previously accrued under U.S. GAAP and the reversal of Income-based incentive fees that were subject to the Incentive Fee Cap & Deferral Mechanism. These reversals were driven by realized and unrealized losses on investments. Refer to Note 8 of our consolidated financial statements for additional discussion of our incentive fee.

Incentive fees increased $7.3 million in the year ended December 31, 2014 from the year ended December 31, 2013. Incentive fees increased in the year ended December 31, 2014 primarily due to the increase in net investment income and realized gains, as well as the expiration of the full incentive fee waivers previously granted by the Investment Adviser. The waived fees are not subject to recoupment by the Investment Adviser. For the year ended December 31, 2013, the Investment Adviser also irrevocably waived incentive fees in the amount of $0.3 million.

Professional fees for the year ended December 31, 2015 increased by $0.1 million from the year ended December 31, 2014, primarily driven by higher audit and consulting expenses.

Professional fees for the year ended December 31, 2014 decreased by $(0.3) million from the year ended December 31, 2013 as a result of a decrease in audit fees and legal fees.

Administrative fees for the year ended December 31, 2015 increased $0.3 million from the year ended December 31, 2014, primarily driven by higher allocation of overhead costs due to hiring of new personnel.

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

Net Realized Gain (Loss) and Unrealized Gain (Loss) on Investments

For the year ended December 31, 2015, we realized a net loss on investments of $(11.7) million. Net realized losses for the year ended December 31, 2015 were primarily driven by $(8.5) million of realized losses incurred from the significant restructurings of two portfolio investments, a realized loss of $(4.4) million from the early full repayment of one portfolio investment, and $(2.8) million of realized losses in GLC Trust 2013-2’s consumer loan portfolio. This was offset by a $2.5 million realized gain incurred from the partial sale of one portfolio investment and net realized gains of $1.5 million incurred from the early full repayment of 17 portfolio investments, the sale of one portfolio investment and other partial repayments.

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

For the year ended December 31, 2013, we realized net losses on investments of $(11.8) million. Net realized losses for the year ended December 31, 2013 were driven primarily by $(5.7) million of realized losses incurred as a result of the distribution-in-kind of the assets of Next Generation Vending, LLC and $(7.9) million of realized losses incurred as a result of the early full repayment of two portfolio investments and the sale of two portfolio investments. Net realized losses were offset by net realized gains of $1.8 million resulting from the early full repayment of 28 portfolio investments, the sale of 23 portfolio investments, one refinance and other partial repayments.

For the year ended December 31, 2015, the net change in unrealized loss on investments was $(21.9) million. The net change in unrealized loss for the year ended December 31, 2015 was primarily driven by $(20.8) million of negative credit related adjustment of four portfolio investments, $(4.0) million of negative market-related adjustment on 20 portfolio investments, a net $(1.3) million reversal of prior period unrealized gains resulting from the full repayment of five portfolio investments and the partial sale of one portfolio investment and $(0.4) million negative adjustment related to the GLC Trust consumer loan portfolio. This was offset by $4.3 million from the reversal of prior period unrealized losses resulting from the significant restructuring of two portfolio investments, and an increase of $0.4 million in the value of two portfolio investment. The remaining net change in unrealized loss on investments was due to the decrease in the market value of the remaining portfolio in the amount of $(0.1) million.

For the year ended December 31, 2014, the net change in unrealized loss on investments was $(2.2) million. The net change in unrealized loss for year ended December 31, 2014 was driven primarily by the reversal of prior period unrealized gain in the amount of $(1.8) million as a result of the sale of the parent company of Anchor Drilling Fluids USA, Inc. and the negative credit related adjustment of three portfolio investments in the amount of $(5.3) million, offset by the increase in value of two portfolio investments in the amount of $6.1 million. The remaining net change in unrealized loss on investments was due to the reversal of prior period unrealized loss of $0.3 million and the decrease in the market value of the remaining portfolio in the amount of $(1.5) million.

For the year ended December 31, 2013, the net change in unrealized gain on investments was $15.9 million. The net change in unrealized gain for the year ended December 31, 2013 was driven primarily by the $5.7 million reversal of unrealized loss as a result of the distribution-in-kind of the investment in Next Generation Vending, LLC, the increase in the value of one portfolio company in the amount of $1.7 million and the reversal of prior period unrealized loss in the amount of $7.4 million as a result of the full early repayment of two and the sale of two portfolio investments. The remaining net change in unrealized gain on investments is due to the increase in the market value of the remaining portfolio in the amount of $3.0 million and the reversal of prior period unrealized gain of $(0.5) million, offset by negative credit related adjustment of one portfolio company in the amount of $(1.4) million.

Net Increase in Net Assets from Operations

We had a net asset value per common share outstanding on December 31, 2015 of $13.98. We had a net asset value per common share outstanding on December 31, 2014 of $15.58. We had a net asset value per common share outstanding on December 31, 2013 of $15.16.

Based on 16,507,594 basic weighted average shares outstanding, the net decrease in net assets from operations per share for the year ended December 31, 2015 was $(0.22).

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

As of December 31, 2015, December 31, 2014, and December 31, 2013 we had cash of $25.0 million, $13.7 million and $13.7 million, respectively. Also, as of December 31, 2015, December 31, 2014, and December 31, 2013, we had restricted cash of $11.8 million, $14.3 million and $28.0 million, respectively.

In addition to proceeds from public and private offerings of securities, our CLO and our GLC Trust 2013-2 Notes, as of December 31, 2015 we have identified 15 portfolio companies with a total par value of $38.0 million and a fair value of $35.8 million which we have defined as transitory and consist of investments below the low end of our portfolio yield target of 9.0%. We view these investments as an additional source of liquidity to meet our investment objectives.

Our primary use of funds from operations includes investments in portfolio companies, cash distributions to holders of our common stock, payments of interest on our debt, and payments of fees and other operating expenses we incur. We believe that our existing cash and cash equivalents, available borrowings and our transitory portfolio as of December 31, 2015 will be sufficient to fund our anticipated funding requirements through at least December 31, 2016.

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

On December 6, 2013, GLC Trust 2013-2 closed on a $10.0 million revolving facility, or, the GLC Trust 2013-2 Revolver, with Capital One Bank, NA. The revolving facility includes an accordion feature that permits GLC Trust 2013-2 to increase the total commitment up to $15.0 million under the terms of the loan agreement. GLC Trust 2013-2 exercised this option on December 20, 2013. On July 11, 2014, we increased the GLC Trust 2013-2 Revolver total commitment by $15.0 million, for a total commitment of $30.0 million. On July 18, 2014, we completed a $39.2 million term debt securitization collateralized by the GLC Trust 2013-2 consumer loan portfolio, the proceeds of which were used to refinance and retire the GLC Trust 2013-2 Revolver.

On February 25, 2013, the Company declared a distribution-in-kind in the amount of $9,991,329 or $0.95 a share. Investments distributed were Next Generation Vending, LLC, Priority Revolving Loan in the amount of $2.0 million, Next Generation Vending, LLC, Revolver in the amount of $0.8 million, Next Generation Vending, LLC, Term Loan in the amount of $6.8 million, and $0.4 million of accrued interest.

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

The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock for the fiscal years ended December 31, 2015.

Record Dates	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
($ in thousands, except per share amounts)
Fiscal year ended December 31, 2015 (1)
December 11, 2015	November 2, 2015	December 28, 2015	$5,820	$0.35
September 10, 2015	July 30, 2015	September 25, 2015	5,866	0.35
June 12, 2015	April 30, 2015	June 26, 2015	5,866	0.35
March 20, 2015	March 3, 2015	March 27, 2015	5,866	0.35
			$23,418	$1.40

______________

(1)	Does not include any return of capital for tax purposes.

The following table reflects the cash distributions, including dividends and returns of capital per share that we have declared on our common stock for the fiscal year ended December 31, 2014.

Record Dates	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
($ in thousands, except per share amounts)
Fiscal year ended December 31, 2014 (1)
December 12, 2014	October 31, 2014	December 29, 2014	$5,866	$0.35
September 12, 2014	August 4, 2014	September 26, 2014	5,866	0.35
June 13, 2014	May 6, 2014	June 27, 2014	5,866	0.35
March 21, 2014	March 11, 2014	March 28, 2014	5,866	0.35
			$23,464	$1.40

______________

(1)	Does not include any return of capital for tax purposes.

During the year ended December 31, 2015, cash increased by $11.3 million as a result of net cash provided by operating activities of $49.5 million offset by cash used in financing activities in the amount of $(38.2) million.

During the year ended December 31, 2015, cash provided by operating activities resulted mainly from net investment income in the amount of $29.9 million, repayments and sales of investments in the amount of $198.2 million and $6.1 million, respectively, offset by purchases of investments in the amount of $181.0 million, and realized losses in the amount of $11.7 million. Net cash used in financing activities resulted from cash distributions in the amount of $23.4 million, repayment of the senior secured revolving notes in the amount of $15.0 million, repayment of the GLC Trust 2013-2 Class A notes in the amount of $14.9 million, repurchases of common stock in the amount of $3.3 million, and debt issuance costs of $0.8 million, offset by proceeds from the Garrison SBIC borrowings in the amount of $19.3 million.

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

As of December 31, 2015, December 31, 2014 and December 31, 2013, we had $6.9 million, $18.2 million and $9.2 million, respectively, of unfunded commitments with a fair value of $(0.1) million, $(0.3) million and $(0.1) million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2015, December 31, 2014 and December 31, 2013, respectively, subject to the terms of each loan’s respective credit agreement.

Subject to leverage and borrowing base restrictions, as of December 31, 2015, we had approximately $15.0 million available for additional borrowings under the CLO, $15.7 million of available SBIC leverage and no available borrowings under the GLC Trust 2013-2 Revolver. As of December 31, 2014, we had no available borrowings under the CLO and approximately $0.8 million available under the GLC Trust 2013-2 Revolver.

Portfolio Composition and Select Portfolio Information

As of December 31, 2015, we held investments in 67 portfolio companies with a fair value of $415.0 million. As of December 31, 2015, our portfolio had an average investment size of approximately $6.2 million, a weighted average yield on debt investments of 10.8% and a weighted average contractual maturity of 44 months.

As of December 31, 2014, we held investments in 57 portfolio companies with a fair value of $467.8 million. As of December 31, 2014, our portfolio had an average investment size of approximately $6.8 million, a weighted average yield on debt investments of 10.5% and a weighted average contractual maturity of 46 months.

The following table shows select information of our portfolio for the years ended December 31, 2015 and December 31, 2014.

Summary of Portfolio characteristics ($ in thousands)	December 31, 2015	December 31, 2014
Total Market Value	$415,001	$467,770
Number of portfolio companies	67	57
Average investment size (1)	$6,240	$6,835
Weighted average yield (2)	10.8%	10.5%
Weighted average price (1)	92.9	97.1
First lien	91.8%	85.3%
Second lien & mezzanine/subordinated	1.8%	5.4%
Consumer loans	4.2%	7.8%
Equity & other	2.2%	1.5%
Core	91.2%	95.3%
Transitory	8.8%	4.7%
Originated (3)	56.4%	48.1%
Club (4)	26.1%	27.4%
Purchased	17.5%	24.5%
Fixed (1)	6.8%	9.2%
Floating (1)	93.2%	90.8%
Performing (1)	94.1%	99.1%
Non-accrual (1)	5.9%	0.9%
Weighted average debt/EBITDA (1) (2) (5)	3.6	x	3.6	x
Weighted average risk rating(1)	2.66	2.52

______________

(1)	Excludes consumer loans and equity investments.

(2)	Excludes investments with a risk rating of four, unfunded revolvers and equity investments.

(3)	Originated positions include investments where we have sourced and led the execution of the deal.

(4)	Club positions include investments where we provide direct lending to a borrower with one or two other lenders but did not lead the deal.

(5)	Excludes non-operating portfolio companies, which we define as those investments collateralized by real estate, proved developed producing value, or PDP, or other hard assets. PDPs are proven revenues that can be produced with existing wells. As of December 31, 2015, $33.5 million of par value and $32.7 million of market value was excluded.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2015 and December 31, 2014, we had $6.9 million and $18.2 million of outstanding commitments to fund such investments, respectively. As of December 31, 2015 and December 31, 2014, we had $36.8 million and $27.9 million of Cash and Restricted cash, respectively.

Contractual Obligations

A summary of our significant contractual payment obligations as of December 31, 2015 is as follows:

	Payments Due by Period
	Less Than	1 - 3	3 - 5	More Than 5
($ in thousands)	1 Year	Years	Years	Years	Total
CLO Facility II	$-	$-	$-	$195,350	$195,350
GLC Trust 2013-2 Class A Note	-	-	-	15,978	15,978
SBIC Borrowings (1)	5,340	-	-	14,000	19,340
Total contractual obligations	$5,340	$-	$-	$225,328	$230,668

(1)	Includes $5.3 million of interim financings which mature on March 23, 2016, upon which we expect them to be pooled in ten year, SBA-guaranteed debentures.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with Garrison Capital Advisers, under which our Investment Adviser is responsible for sourcing potential investments, conducting research and diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.

•	Garrison Capital Administrator provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.

•	We have entered into the License Agreement with Garrison Investment Group pursuant to which Garrison Investment Group has agreed to grant us a non-exclusive, royalty-free license to use the name “Garrison.”

•	Under the Staffing Agreement, Garrison Investment Group provides Garrison Capital Advisers with the resources necessary to fulfill these obligations. The Staffing Agreement provides that Garrison Investment Group will make available to Garrison Capital Advisers experienced investment professionals and access to the senior investment personnel of Garrison Investment Group for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of Garrison Capital Advisers’ investment committee serve in such capacity. The Staffing Agreement remains in effect until terminated and may be terminated by either party without penalty upon 60 days’ written notice to the other party. Services under the Staffing Agreement are provided to Garrison Capital Advisers on a direct cost reimbursement basis, and such fees are not our obligation.

•	From the date of Conversion through the IPO Pricing Date, the Investment Adviser waived that portion of the management fee due under the Investment Advisory Agreement in excess of a base management fee equal to an annual rate of 1.50% of the average of the value of our net assets (including cash and cash equivalents) calculated at the end of the two most recently completed calendar quarters, payable in arrears. The Investment Adviser agreed to waive its base management fee commencing from the IPO Pricing Date through September 30, 2013. The waived fees are not subject to recoupment by the Investment Adviser.

•	For the three months ended December 31, 2013, our Investment Adviser agreed to waive that portion of its income-based incentive fee, if any, necessary for the Company’s net investment income per share plus net realized gain (loss) per share (excluding any portion of realized gains (losses) that are associated with the reversal of any portion of unrealized gains/(losses); attributable to periods prior to April 1, 2013) for the three months ended December 31, 2013 to equal $0.35 per share, net of fee waivers. The waived fees are not subject to recoupment by the Investment Adviser.

•	Concurrent with the closing of the IPO, the Company’s directors, officers, employees and an affiliate of our Investment Adviser, purchased 126,901 shares through the Concurrent Private Placement, exempt from registration under the Securities Act, at a price of $15.00 per share.

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

Basis for Consolidation

Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in Topic 946, Financial Services-Investment Companies, or ASC Topic 946, we are precluded from consolidating any entity other than another investment company. We generally consolidate any investment company when we own 100% of its partners’ or members’ capital or equity units. ASC Topic 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. GF 2013-2 Manager owns a 100% equity interest in the CLO, which is an investment company for accounting purposes, and also provides collateral management services solely to the CLO. As such, we have consolidated the accounts of these entities into our financial statements. Our blocker subsidiaries, Walnut Hill II LLC, Forest Park II LLC, GLC Trust 2013-2 and Garrison SBIC are 100% owned investment companies. As such, we have consolidated the accounts of these entities into our financial statements. As a result of this consolidation, the amount outstanding under the CLO and the GLC Trust 2013-2 Notes are treated as our indebtedness.

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

We accrue interest income if we expect that ultimately we will be able to collect it. Generally, when an interest default occurs on a loan in our portfolio, or if our management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we will place the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. We had four investments placed on non-accrual status as of December 31, 2015 and one investment placed on non-accrual as of December 31, 2014.

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

Loan Origination, Facility, Commitment and Amendment Fees

The Company may receive loan origination, prepayment, facility, commitment, forbearance, and amendment fees in addition to interest income during the life of the investment. The Company may receive origination fees upon the origination of an investment.

Origination fees received by the Company are initially deferred and reduced from the cost basis of the investment and subsequently accreted into interest income over the remaining stated term of the loan

Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded as interest income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts. Facility fees, sometimes referred to as asset management fees, are accrued as a percentage periodic fee on the base amount (either the funded facility amount or the committed principal amount). Commitment fees are based upon the undrawn portion committed by the Company and are accrued over the life of the loan.

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

Share Repurchase

Share repurchase transactions are recorded on a trade date basis, which is the date when management has determined that all material legal terms have been contractually defined for the transactions. The aggregate cost of common stock repurchased, including any direct transaction costs, will be recorded as a reduction of the par and paid-in-capital in excess of par value accounts, respectively.

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

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if our board of directors declares a cash dividend or other distribution, then our stockholders who have not ‘opted out’ of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution.

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

We intend to comply with all RIC qualification provisions contained in the Code including certain source-of-income and asset diversification requirements as well as the Annual Distribution Requirements. As a RIC, we do not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders in a timely manner. However, we are subject to U.S. federal income taxes at regular corporate tax rates on any net ordinary income or net capital gain not distributed to our stockholders assuming we meet the Annual Distribution Requirement.

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such taxable income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the year ended December 31, 2015, $0.2 million was recorded for U.S. federal excise tax. For the year ended December 31, 2014, $0.1 million was recorded for U.S. federal excise tax.

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

Assuming that the consolidated statement of financial condition as of December 31, 2015 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

Change in interest rates	Increase/(decrease) in interest income	Increase/(decrease) in interest expense	Net increase/ (decrease) in investment income
($ in thousands)
Down 25 basis points	$(46)	$(502)	$456
Up 50 basis points	478	789	(311)
Up 100 basis points	2,055	2,007	48
Up 200 basis points	5,099	3,274	1,825
Up 300 basis points	8,894	4,931	3,963

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

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

The management of Garrison Capital, Inc. (collectively with its subsidiaries, the “Company,” “we,” “us,” “our” and “Garrison Capital”) is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published consolidated financial statements.

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

Management assessed the effectiveness of Garrison Capital’s internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Garrison Capital Inc. and Subsidiaries:

We have audited the accompanying consolidated statements of financial condition of Garrison Capital Inc. and Subsidiaries (the Company), including the consolidated schedules of investments, as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in net assets and cash flows for the years then ended, the GLC Trust 2013-2 schedule of investments as of December 31, 2015 included as Exhibit 99.1, and the GLC Trust 2013-2 schedule of investments as of December 31, 2014 included as Exhibit 99.2 (not filed herewith). These consolidated financial statements and GLC Trust 2013-2 schedule of investments are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and GLC Trust 2013-2 schedule of investments based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2015 by correspondence with the custodians, loan agents, trustees or management of the underlying investments, as applicable, or by other appropriate auditing procedures where replies from these parties, as applicable, were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and GLC Trust 2013-2 schedule of investments referred to above present fairly, in all material respects, the financial position of Garrison Capital Inc. and Subsidiaries as of December 31, 2015 and 2014, the results of their operations, and their cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ RSM US LLP

New York, New York
March 2, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Garrison Capital Inc. and Subsidiaries:

We have audited the accompanying consolidated statements of financial condition of Garrison Capital Inc. and Subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, changes in net assets/members’ capital and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2013, by correspondence with the custodians, loan agents, trustees or management of the underlying investments, as applicable, or by other appropriate auditing procedures where replies from these parties, as applicable, were not received. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Garrison Capital Inc. and Subsidiaries as of December 31, 2013, and the consolidated results of their operations, changes in their net assets/members’ capital and cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York

March 12, 2014

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Financial Condition

($ in thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014

Assets
Cash	$24,985	$13,651
Restricted cash	11,833	14,260
Due from counterparties	1,564	1,615
Investments, at fair value
Non-control/Non-affiliate investments (amortized cost of $437,053 and $467,904, respectively)	415,001	467,769
Accrued interest receivable	5,919	3,506
Deferred debt issuance costs (net of accumulated cost of $2,940 and $2,141, respectively)	4,448	4,418
Deferred offering costs	503	314
Prepaid administrator fee	-	74
Other assets	359	235
Total assets	$464,612	$505,842

Liabilities
Due to counterparties	$368	$109
Incentive fee payable	-	2,816
Management fee payable	1,828	268
GLC Trust 2013-2 Class A note (Note 7)	15,804	30,513
Senior secured revolving note (Note 7)	35,000	50,000
Senior secured term notes (Note 7)	159,816	159,746
SBIC borrowings (Note 7)	19,340	-
Interest payable	807	690
Accrued expenses and other payables	939	597
Total liabilities	$233,902	$244,739

Commitments and contingencies (Note 13)

Net assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 16,758,779 shares issued and 16,507,594 shares outstanding as of December 31, 2015 and 100,000,000 shares authorized,16,758,779 shares issued and 16,758,779 shares outstanding as of December 31, 2014)	$17	$17
Paid-in-capital in excess of par	254,239	257,741
Underdistributed net investment income	8,782	-
Accumulated net realized (loss)/gain from investments	(10,275)	3,479
Net unrealized (loss) from investments	(22,053)	(134)
Total net assets	230,710	261,103
Total liabilities and net assets	$464,612	$505,842

Shares of common stock outstanding	16,507,594	16,758,779
Net asset value per share	$13.98	$15.58

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2015

($ in thousands, except share amounts)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Common Equity
Apparel Products
Everyware Global, Inc., Common*	242,035	$2,714	$1,815	0.78%
Total Apparel Products		2,714	1,815	0.78

Health Services
Juniper TGX Investment Partners, LLC, Common	3,146	671	1,023	0.44
Total Health Services		671	1,023	0.44

Miscellaneous Manufacturing
Valterra Products Holdings, LLC, Class A	185,847	186	456	0.21
Valterra Products Holdings, LLC, Class B	20,650	21	51	0.02
Total Miscellaneous Manufacturing		207	507	0.23

Miscellaneous Retail
Faraday Holdings, LLC, Common	2,265	110	123	0.05
Provo Craft Holdings, LLC, Common	2,436,157	-	-	-
Total Miscellaneous Retail		110	123	0.05

Transportation Services
EZE Trucking, LLC, Common	2,898	268	-	-
Total Transportation Services		268	-	-

Total Common Equity		$3,970	$3,468	1.50%

Preferred Equity
Consumer Finance Services
Prosper Marketplace Series B Preferred Stock(1)(2)	182,573	$551	$4,236	1.84%
Total Consumer Finance Services		551	4,236	1.84

Miscellaneous Services
SC Academy Holdings, Inc., Preferred Equity	25,000	1,250	1,250	0.54
Total Miscellaneous Services		1,250	1,250	0.54

Total Preferred Equity		$1,801	$5,486	2.38%

Debt Investments
Agricultural Services
BFN Operations LLC , Term Loan*(4)
LIBOR (“L”) + 10.00%, 1.00% Floor, 12/29/2017	10,500	10,339	5,040	2.18%
Total Agricultural Services		10,339	5,040	2.18

Automotive
Penda Corporation, Term Loan(3)
14.00% Cash, 2.00% PIK, 1/26/2019	7,512	7,431	7,512	3.26
Total Automotive		7,431	7,512	3.26

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2015

(in thousands)

Security Description	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Broadcasting & Entertainment
CF Entertainment Inc. (Entertainment Studios), Term Loan*
L + 11.00%,1.00% L Floor, 6/26/2020	10,135	$10,063	$10,063	4.36%
Sesac Holdco II, LLC, Term Loan (First Lien)*
L+ 4.25%,1.00% L Floor, 2/8/2019	1,100	1,098	1,082	0.47
Total Broadcasting & Entertainment		11,161	11,145	4.83

Building & Real Estate
ShelterLogic Corp., Term Loan*
L+ 9.50%,1.00% L Floor, 7/30/2019	10,106	9,962	9,961	4.32
Total Building & Real Estate		9,962	9,961	4.32

Business Services
Connexity, Inc., Term Loan*
L+ 10.00%,1.00% L Floor, 2/13/2020	10,171	9,989	9,988	4.33
Total Business Services		9,989	9,988	4.33

Chemicals
Aristech Surfaces LLC, Term Loan B*
L+ 8.00%,1.00% L Floor, 10/17/2019	10,238	10,102	10,101	4.38
Total Chemicals		10,102	10,101	4.38

Communications
HC Cable OpCo, LLC, Term Loan*
L+ 8.50%,1.00% L Floor, 7/17/2018	10,760	10,665	10,760	4.66
Sirva Worldwide, Loan*
L+ 6.25%,1.25% L Floor, 3/27/2019	8,090	8,069	7,807	3.38
TableTop Media, LLC, Lease**
10.00%, 10/15/2019	5,729	5,716	5,718	2.48
U.S. Telepacific Corp., Term Loan*
L+ 5.00%,1.00% L Floor, 11/25/2020	1,995	1,983	1,898	0.83
Total Communications		26,433	26,183	11.35

Consumer Finance Services
Affiliated Wealth Partners Holdings LLC, Term Loan*
L+ 8.00%,1.00% L Floor, 9/15/2020	4,236	4,177	4,177	1.81
PlanMember Financial Corporation, Term Loan*(1)
L+ 6.50%,1.50% L Floor, 12/31/2020	1,245	1,231	1,245	0.54
Project Sunshine IV Pty Ltd (Sensis), New Term Loans*(1)
L+ 7.00%,1.00% L Floor, 9/23/2019	3,000	2,853	2,850	1.24
Project Sunshine IV Pty Ltd (Sensis), New Term Loans*(1)
L+ 7.00%,1.00% L Floor, 9/23/2019	6,627	6,584	6,296	2.73
Total Consumer Finance Services		14,845	14,568	6.32

Computer Programming, Data Processing, & Other Computer Related Services
Emtec Global Services Holdings, LLC, Term Loan**
L+ 8.25%, 0.25% L Floor, 11/30/2020	2,834	2,797	2,797	1.21
Emtec Global Services Holdings, LLC, Revolver
L+ 8.25%, 0.25% L Floor, 11/30/2020	131	131	129	0.06
Total Computer Programming, Data Processing, & Other Computer Related Services		2,928	2,926	1.27

Cosmetics/Toiletries
ActivStyle, Inc., Term Loan**
L+ 9.00%, 0.50% L Floor, 7/9/2020	10,171	10,010	10,010	4.34
Total Cosmetics/Toiletries		10,010	10,010	4.34

Electrical Equipment
AbelConn, LLC (Atrenne Computing), Term Loan*
L+ 8.50%,1.00% L Floor, 7/17/2019	10,375	10,228	10,228	4.43
Otter Products, LLC (OtterBox Holdings, Inc.), Term B Loan*
L+ 4.75%,1.00% L Floor, 6/3/2020	2,000	1,957	1,908	0.83
Total Electrical Equipment		12,185	12,136	5.26

Equipment Rental & Leasing, Not Elsewhere Classified
University Furnishings, L.P., Term Loan B**
L+ 6.75%, 0.50% Floor, 12/17/2020	7,102	6,985	6,961	3.02
Total Equipment Rental & Leasing, Not Elsewhere Classified		6,985	6,961	3.02

Food Stores - Retail
Specialty Bakers LLC, Term Loan*
L+ 7.25%,1.00% L Floor, 8/7/2019	9,435	9,290	9,290	4.03
Total Food Stores - Retail		9,290	9,290	4.03

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2015

(in thousands)

Security Description	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Health Services
Aurora Diagnostics, LLC, Delayed Draw Term Loan
L+ 7.13%,1.25% L Floor, 7/31/2019	850	$846	$846	0.37%
Aurora Diagnostics, LLC, Term Loan*
L+ 7.13%,1.25% L Floor, 7/31/2019	5,574	5,532	5,532	2.40
eResearchTechnology, Inc., Term Loan*
L+ 4.50%,1.00% L Floor, 5/8/2022	1,995	1,980	1,952	0.85
Forest Park Medical Center at Fort Worth, LLC, Lease(4)
13.00%, 2/11/2020	9,246	9,114	7,397	3.21
Forest Park Medical Center at Fort Worth, LLC, Term Loan(4)
14.00%, on Demand	344	337	276	0.12
Forest Park Medical Center at San Antonio, LLC, Lease(4)
13.00%, 2/11/2020	8,982	8,832	5,636	2.44
Forest Park Medical Center at San Antonio, LLC, Term Loan(4)
14.00%, on Demand	1,951	1,914	1,224	0.53
SCG Capital Corporation (Radiation Therapy), Term Note
12.00%, 5/1/2017	3,656	3,656	3,656	1.58
Theragenics Corporation, Term Loan**
L+ 12.00%,1.00% L Floor, 12/23/2020	6,324	6,216	6,233	2.70
Walnut Hill Physicians' Hospital, LLC, Lease
12.50%, 4/30/2019	7,725	7,725	7,725	3.35
Total Health Services		46,152	40,477	17.55

Insurance Agents
Worley Claims Services, LLC, Term Loan*
L+ 8.00%,1.00% L Floor, 10/31/2020	10,395	10,325	10,311	4.47
Total Insurance Agents		10,325	10,311	4.47

Metal Mining
Metal Services LLC (Phoenix), New Term Loans*
L+ 5.00%,1.00% L Floor, 6/30/2017	1,995	1,946	1,761	0.76
Total Metal Mining		1,946	1,761	0.76

Miscellaneous Manufacturing
AP Gaming I, LLC, Term B Loan*
L+ 8.25%,1.00% L Floor, 12/21/2020	10,222	10,071	9,826	4.26
A.S.V., Inc., Term Loan*
L+ 9.50%,1.00% L Floor, 12/19/2019	9,138	8,993	8,993	3.90
CR Brands, Inc., Term Loan*
L+ 9.25%,1.00% L Floor, 8/23/2017	10,500	10,398	10,386	4.50
Gardner Denver, Inc., Initial Dollar Term Loan*
L+ 3.25%,1.00% L Floor, 7/30/2020	1,995	1,879	1,797	0.78
Kranos Acquisition Corp., Term Loan*
L+ 10.00% Cash, 1.00% L Floor, 6/15/2017	9,338	9,282	9,295	4.03
Lexmark Carpet Mills, Inc., Term Loan*
L+ 10.00%,1.00% L Floor, 12/19/2019	10,500	10,292	10,292	4.46
Pelican Products, Inc., Term Loan*
L+ 4.25%,1.00% L Floor, 4/10/2020	1,995	1,976	1,955	0.85
PCCR USA, Inc., Term Loan A*
L+ 8.00%,1.00% L Floor, 12/1/2019	6,825	6,718	6,718	2.91
PCCR USA, Inc., Term Loan B*
L+ 8.00%,1.00% L Floor, 12/1/2019	3,413	3,346	3,346	1.45
Profusion Industries, LLC, Term Loan*
L+ 9.00%, 0.50 % L Floor, 6/19/2020	10,300	10,116	10,116	4.38
Total Miscellaneous Manufacturing		73,071	72,724	31.52

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2015

(in thousands)

Security Description	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Miscellaneous Retail
360 Holdings III Corp., Term Loan*
Prime Rate (“P”) + 8.00%, 3.50% P, 10/1/2021	7,382	$7,088	$7,087	3.07%
Confluence Outdoor, LLC, Term Loan*
L+ 7.00%,1.00% L Floor, 4/18/2019	6,657	6,580	6,580	2.85
Confluence Outdoor, LLC, Delayed Draw Term Loan
L+ 7.00%,1.00% L Floor, 4/18/2019	999	987	987	0.43
Interior Specialists, Inc., Term Loan*
L+ 8.00%,1.00% L Floor, 6/30/2020	10,248	10,064	10,064	4.37
PD Products, LLC, Term Loan*
L+ 10.50%,1.50% L Floor, 10/4/2018	9,644	9,540	9,644	4.18
PD Products, LLC, Revolver
L+ 10.50%,1.50% L Floor, 10/4/2018	673	673	673	0.29
Total Miscellaneous Retail		34,932	35,035	15.19

Miscellaneous Services
Simmons Research LLC, Term Loan*
L+ 10.50%, 0.56% L, 12/11/2020	3,959	3,880	3,880	1.68
Speed Commerce, Inc., Term Loan*(4)
P+ 13.00%, 3.50% P, 11/21/2019	13,226	13,063	3,254	1.41
Sprint Industrial Holdings, LLC, Term Loan (First Lien)*
L+ 5.75%,1.25% L Floor, 5/14/2019	4,824	4,802	4,028	1.75
YourMembership Holding Company, Term Loan A**
L+ 7.00%,1.00% L Floor, 9/12/2019	10,056	9,992	9,978	4.32
Total Miscellaneous Services		31,737	21,140	9.16

Nonferrous Metal/Minerals
NN, Inc., Initial Term Loan*
L+ 4.75%,1.00% L Floor, 10/19/2022	1,995	1,976	1,968	0.85
Total Nonferrous Metal/Minerals		1,976	1,968	0.85

Oil & Gas
Badlands Production Company (fka Gasco), Term Loan*
L+ 12.50%,1.00% L Floor, 5/14/2018	10,500	10,332	9,975	4.32
Rooster Energy Ltd., Term Loan*
L+ 11.50%,1.50% L Floor, 6/25/2018	5,938	5,863	5,641	2.44
Iracore International Holdings, Inc., Term Loan*
L+ 9.00%,1.00% L Floor, 7/10/2020	8,878	8,757	8,433	3.66
Total Oil & Gas		24,952	24,049	10.42

Printing & Publishing
Dodge Data & Analytics LLC, Term Loan*
L+ 8.75%,1.00% L Floor, 10/31/2019	9,286	9,143	9,143	3.96
Total Printing & Publishing		9,143	9,143	3.96

Retail-Building Materials, Hardware, Garden Supply & Mobile Home Dealers
Builders FirstSource, Inc., Initial Term Loan*
L+ 5.00%,1.00% L Floor, 7/31/2022	1,995	1,986	1,967	0.85
Total Retail-Building Materials, Hardware, Garden Supply & Mobile Home Dealers		1,986	1,967	0.85

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2015

(in thousands)

Security Description	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Specialty Services
Vencore, Inc. (fka The SI Organization, Inc.), Initial Term Loan (First Lien)*
L+ 4.75%,1.00% L Floor, 11/23/2019	1,995	$1,995	$1,982	0.86%
Vistronix, LLC, Term Loan*
L+ 8.50%, 0.50% L Floor, 12/4/2018	9,510	9,453	9,453	4.09
Vistronix, LLC, Revolver
L+ 8.50%, 0.50% L Floor, 12/4/2018	560	560	557	0.24
USAGM Holdco, LLC, Initial Term Loan (First Lien)*
L+ 3.75%,1.00% L Floor, 7/28/2022	2,000	1,951	1,908	0.83
Total Specialty Services		13,959	13,900	6.02

Stone, Clay, Glass, & Concrete Products
Stardust Finance Holdings, Inc., Term Loan*
L+ 5.50%,1.00% L Floor, 3/13/2022	1,995	1,973	1,928	0.84
Total Stone, Clay, Glass, & Concrete Products		1,973	1,928	0.84

Transportation Services
Gruden Acquisition, Inc., Term Loan (First Lien)*
L+ 4.75%,1.00% L Floor, 8/18/2022	2,000	1,961	1,908	0.83
Fleetgistics Holdings, Inc., Term Loan*
L+ 6.13%,2.00% L Floor, 12/31/2018	1,002	1,002	902	0.39
MXD Group, Inc. (fka Exel Direct Inc.), Term Loan*(3)
L+ 3.00% Cash, 10.00% PIK, 1.00% L Floor, 5/31/2018	14,322	14,205	13,606	5.89
Raymond Express International, LLC, Term Loan*
L+ 7.75%,1.75% L Floor, 2/28/2018	1,695	1,687	1,695	0.73
Total Transportation Services		18,855	18,111	7.84

Total Debt Investments		$412,667	$388,335	168.32%

Financial Assets
Consumer Finance Services
GLC Trust 2013-2 Consumer Loan Pool(1)(5)	18,688	$18,688	$17,754	7.70%
Total Consumer Finance Services		18,688	17,754	7.70

Total Financial Assets		$18,688	$17,754	7.70%

Unfunded Commitments
Communications
HC Cable OpCo, LLC, Revolver(6)
0.50%, 7/17/2018	955	$(8)	$-	-%
Total Communications		(8)	-	-

Computer Programming, Data Processing, & Other Computer Related Services
Emtec Global Services Holdings, LLC, Revolver(6)
0.00%, 11/30/2020	327	(6)	(5)	-
Emtec Global Services Holdings, LLC, Delayed Draw Term Loan(6)
0.00%, 11/30/2020	271	(4)	(4)	-
Total Computer Programming, Data Processing, & Other Computer Related Services		(10)	(9)	-

Health Services
Aurora Diagnostics, LLC, Delayed Draw Term Loan B(6)
2.25%, 7/31/2019	2,393	(20)	(20)	(0.01)
Aurora Diagnostics, LLC, Revolver(6)
0.38%, 7/31/2019	1,020	(8)	(8)	-
Total Health Services		(28)	(28)	(0.01)

Miscellaneous Retail
PD Products, LLC, Revolver(6)
0.50%, 10/4/2018	968	(18)	-	(0.01)
Total Miscellaneous Retail		(18)	-	(0.01)

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2015

(in thousands)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Unfunded Commitments (continued)
Miscellaneous Services
YourMembership Holding Company, Revolver(6)
0.00%, 9/12/2019	441	$(3)	$(3)	-%
Total Miscellaneous Services		(3)	(3)	-

Specialty Services
Vistronix, LLC, Revolver(6)
0.50%, 12/4/2018	315	(5)	(2)	-
Total Specialty Services		(5)	(2)	-

Transportation Services
Raymond Express International, LLC, Revolver
0.50%, 2/28/2018	215	(1)	-	-
Total Transportation Services		(1)	-	-

Total Unfunded Commitments		$(73)	$(42)	(0.02)%

Total Non-Control/Non-Affiliate Investments		$437,053	$415,001	179.88%

See accompanying notes to consolidated financial statements.

______________

*	Denotes that all or a portion of the investment secures the loans under the CLO (see Note 7).
**	Denotes that all or a portion of the loan is held by Garrison SBIC.

L = London Interbank Offered Rate.

P = Prime Rate

(1)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(2)	Net of incentive fee payable to a third party equal to 20% of any distribution after the Company has received its full net capital investment plus a 12% preferred return in GLC Trust 2013-2 and Prosper Marketplace Series B Preferred Stock.
(3)	Coupon is payable in cash, and/or payment-in-kind (“PIK”), or a combination thereof.
(4)	Investment is currently not income producing and placed on non-accrual status.
(5)	GLC Trust 2013-2 includes 2,637 small balance consumer loans with an average par of $7,087, a weighted average rate of 15.6% and a weighted average maturity of May 8, 2018. See Note 4 for additional information. See exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for detail on underlying loans.
(6)	The negative fair value is the result of the unfunded commitments being valued below par. These amounts may or may not be funded to the borrowing party currently or in the future.

All debt investments were income producing as of December 31, 2015, unless otherwise noted. Common and preferred equity investments are non income-producing unless otherwise noted.

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
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Health Services
Aurora Diagnostics, LLC, Delayed Draw Term Loan
L+ 7.00%, 1.25% L Floor, 7/31/2019	330	$330	328	0.13%
Aurora Diagnostics, LLC, Term Loan*
L+ 7.00%, 1.25% L Floor, 7/31/2019	5,608	5,553	5,553	2.13
Forest Park Medical Center at Fort Worth, LLC, Term Loan
L+ 14.00%, 7/16/2019	9,591	9,436	9,436	3.61
Forest Park Medical Center at San Antonio, LLC, Term Loan
L+ 14.00%, 7/16/2019	11,409	11,226	11,226	4.29
Virtual Radiologic Corporation, Term Loan B*
L+ 5.50%, 1.75% L Floor, 12/22/2016	4,825	4,808	3,860	1.48
SCG Capital Corporation (Radiation Therapy), Term Note
L+ 12.00%, 5/1/2017	6,171	6,171	6,171	2.36
Walnut Hill Physicians' Hospital, LLC, Acquistion Loan
12.50%, on Demand	1,529	1,529	1,529	0.59
Walnut Hill Physicians' Hospital, LLC, Term Loan
12.50%, 4/1/2019	7,482	7,482	7,482	2.87
Total Health Services		46,535	45,585	17.46

Insurance Agents
Affirmative Insurance Holdings, Inc., Term Loan*
L+ 9.25%, 1.25% L Floor, 3/30/2016	5,734	5,587	5,590	2.14
Worley Claims Services, LLC, Term Loan*
L+ 8.00%, 1.00% L Floor, 10/31/2020	10,500	10,398	10,398	3.98
Total Insurance Agents		15,985	15,988	6.12

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
Investments - United States (continued)
Unfunded Commitments
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
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Unfunded Commitments (continued)
Restaurants
Ted's Cafe Escondido Holdings, Inc., Revolver
0.50%, 12/31/2018	400	$-	$-	-%
Ted's Cafe Escondido Holdings, Inc., Delayed Draw Term Loan B
1.00%, 12/31/2018	500	-	-	-
Total Restaurants		-	-	-

Specialty Services
Vistronix, LLC, Revolver
0.50%, 12/4/2018(2)	875	(7)	(7)	-
Total Specialty Services		(7)	(7)	-

Transportation Services
Raymond Express International, LLC, Revolver
0.50%, 2/28/2018	538	(3)	8	-
Total Transportation Services		(3)	8	-
Total Unfunded Commitments		$(394)	$(305)	(0.12)%
Total Non-Control/Non-Affiliated Investments - United States		$467,904	$467,769	179.16%

______________

*	Denotes that all or a portion of the loan secures the loans under the CLO (see Note 7).
**	Denotes that all or a portion of the loan is held by Garrison SBIC.

(1)	GLC Trust 2013-2 includes 3,731 small balance consumer loans with an average par of $9,875, a weighted average rate of 15.6% and a weighted average maturity of February 6, 2018. See Note 4 for additional information.
(2)	The negative fair value is the result of the unfunded commitments being valued below par. These amounts may or may not be funded to the borrowing party currently or in the future.
(3)	Investment is currently not income producing and placed on non-accrual status.
(4)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(5)	Coupon is payable in cash and/or PIK, or a combination thereof.
(6)	See exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended, for detail on underlying loans.
(7)	Net of incentive fee payable to a third party equal to 20% of any distribution after the Company has received its full net capital investment plus a 12% preferred return in GLC Trust 2013-2 and Prosper Marketplace Series B Preferred Stock.

All debt investments were income producing as of December 31, 2014, unless otherwise noted. Common and preferred equity investments are non-income producing unless otherwise noted.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Operations

($ in thousands, except share and per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Investment income
Interest income
Non-Control/Non-Affiliate investments	$48,592	$46,788	$31,456
Other income	2,725	2,823	1,146
Affiliate investments	-	462	1,203
Dividend income
Affiliate investments	-	386	-
Total investment income	51,317	50,459	33,805

Expenses
Interest expense	7,428	7,157	6,575
Loss on refinancing of GLC Trust 2013-2 revolver (see Note 7)	-	243	-
Loss on refinancing of senior secured notes (see Note 7)	-	-	427
Management fee	7,755	8,065	6,326
Incentive fee	1,135	8,409	1,393
Professional fees	1,309	1,160	1,448
Directors' fees	405	379	368
Administrator expenses	1,052	712	787
Other expenses	2,099	2,262	1,391
Total expenses	21,183	28,387	18,715
Base management fee waived	-	-	(3,816)
Incentive fees waived	-	-	(294)
Directors' fees waived	-	-	(34)
Administrator expenses waived	-	-	(101)
Net expenses	21,183	28,387	14,470
Net investment income before excise taxes	30,134	22,072	19,335
Excise tax expense	(190)	(63)	-
Net investment income	29,944	22,009	19,335

Realized and unrealized (loss)/gain on investments
Net realized (loss)/gain from investments
Non-Control/Non-Affiliate investments	(11,685)	2,200	(11,778)
Affiliate investments	-	8,502	8
Net change in unrealized (loss)/gain from investments
Non-Control/Non-Affiliate investments	(21,919)	(389)	14,096
Affiliate investments	-	(1,838)	1,839
Net realized and unrealized (loss)/gain on investments	(33,604)	8,475	4,165

Net (decrease)/increase in net assets resulting from operations	$(3,660)	$30,484	$23,500

Net investment income per common share	$1.79	$1.31	$1.27
Net (decrease)/increase in net assets resulting from operations per common share	$(0.22)	$1.82	$1.55
Basic weighted average common shares outstanding(1)	16,742,531	16,758,779	15,203,166

Dividends and distributions declared per common share (1)(2)	$1.40	$1.40	$1.97

______________

(1)	Adjusted for Reverse Stock Split for the year ended December 31, 2013. See Note 1.
(2)	Calculated using basic weighted average common shares outstanding.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

($ in thousands, except share and per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013

(Decrease)/increase in net assets from operations:
Net investment income	$29,944	$22,009	$19,335
Net realized (loss)/gain from investments	(11,685)	10,702	(11,770)
Net change in unrealized (loss)/gain on investments	(21,919)	(2,227)	15,935
Net (decrease)/increase in net assets from operations	(3,660)	30,484	23,500

Dividends and distributions to stockholders:
Return of capital - Distributions-in-kind	-	-	(9,991)
Return of capital	-	-	(868)
From net investment income	(23,418)	(20,907)	(19,129)
From realized gains	-	(2,555)	-
Total dividends and distributions to stockholders(1)	(23,418)	(23,462)	(29,988)

Common share transactions
Issuance of common stock, net of underwriting costs	-	-	87,464
Offering costs	-	-	(564)
Repurchase of common stock (see Note 14)	(3,314)	-	-
Net (decrease)/increase in net assets from common share transaction	(3,314)	-	86,900

Total (decrease)/increase in net assets	(30,393)	7,022	80,412
Net assets at beginning of period	261,103	254,081	173,669
Net assets at end of period	$230,710	$261,103	$254,081
Net asset value per common share	$13.98	$15.58	$15.16
Common shares outstanding at end of period	16,507,594	16,758,779	16,758,779

Underdistributed net investment income included in net assets	$8,782	$-	$-

(1)	Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands, except share and per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Cash flows from operating activities
Net (decrease)/increase in net assets resulting from operations	$(3,660)	$30,484	$23,500
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net accretion of discounts on investments	(1,638)	(1,883)	(1,557)
Net realized loss/(gain) from investments	11,685	(10,702)	11,770
Amortization of discount on senior secured notes payable	292	175	18
Loss on refinancing of GLC Trust 2013-2 revolving note	-	243	-
Loss on refinancing of senior secured notes	-	-	427
Amortization of deferred debt issuance costs	799	741	966
Net change in unrealized loss/(gain) on investments	21,919	2,227	(15,934)
Payment-in-kind interest	(2,454)	(679)	(261)
Purchases of investments	(181,042)	(427,123)	(435,712)
Paydowns of investments	198,188	293,860	161,475
Sales of investments	6,111	105,612	61,654
Changes in operating assets and liabilities:
Decrease in cash, restricted	2,427	13,704	41,938
Decrease/(increase) in due from counterparties	51	5,045	(6,660)
(Increase) in accrued interest receivable	(2,412)	(842)	(1,530)
(Increase) in deferred offering costs	(189)	(314)	-
Decrease/(increase) in prepaid administrator fee	74	(74)	-
(Increase) in other assets	(126)	(73)	(160)
Increase/(decrease) in due to counterparties	259	(7,731)	(7,902)
(Decrease)/increase in payables to affiliates	(1,257)	1,768	1,204
Increase/(decrease) in interest payable on notes payable	117	(798)	977
Increase/(decrease) in accrued expenses and other payables	342	(339)	(21)
Net cash provided/(used in) by operating activities	49,486	3,301	(165,808)

Cash flows from financing activities
Capital contributions	-	-	87,464
Repurchase of common stock	(3,314)	-	-
Distributions paid to stockholders	(23,418)	(23,462)	(19,997)
Deferred offering costs	-	-	(564)
Payments for financing costs	(828)	(514)	(3,530)
Repayment of senior secured revolving notes	(15,000)	-	-
Repayment of GLC Trust 2013-2 Class A notes	(14,932)	-	-
Repayment of GLC Trust 2013-2 revolving notes	-	(9,742)	-
Net proceeds from GLC Trust 2013-2 notes	-	30,403	9,742
Proceeds from Garrison SBIC borrowings	19,340	-	-
Proceeds from borrowing on term note	-	-	34,677
Proceeds from borrowing on revolving note	-	-	50,000
Net cash (used in)/provided by financing activities	(38,152)	(3,315)	157,792

Net increase/(decrease) in cash	11,334	(14)	(8,016)
Cash at beginning of period	13,651	13,665	21,681
Cash at end of period	$24,985	$13,651	$13,665

Supplemental disclosure of cash flow information
Cash paid for interest expense	$6,097	$7,065	$4,595

Supplemental disclosure of non-cash activities
Restructuring of portfolio investment	3,986	-	-
Distribution-in-kind	-	-	9,991

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

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

Garrison Capital LLC, a Delaware limited liability company, commenced operations on December 17, 2010. On October 9, 2012, Garrison Capital LLC converted from a Delaware limited liability company to a Delaware corporation (the “Conversion”). In this Conversion, Garrison Capital Inc. succeeded to the business of Garrison Capital LLC and its subsidiaries, and the members of Garrison Capital LLC became stockholders of GARS receiving shares of common stock, par value $0.001 per share, in accordance with their respective pro-rata membership interests in Garrison Capital LLC. As a result of a Reverse Stock Split on February 25, 2013, which resulted in the conversion of one share of common stock into 0.9805106 shares of common stock (the “Reverse Stock Split”), all amounts related to shares, share prices, earnings per share and distributions per share have been retroactively restated for all periods prior to the Reverse Stock Split.

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

December 31, 2015

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

On May 29, 2014, Garrison Capital SBIC LP (“Garrison SBIC”), which has an investment objective substantially similar to GARS, was formed in accordance with small business investment company (“SBIC”) regulations to acquire up to $150.0 million in financing. Garrison SBIC received a license from the U.S Small Business Administration (the “SBA”) on May 26, 2015. Garrison SBIC is 100% owned by GARS.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

1. Organization  – (continued)

GARS entered into a custody agreement, which was effective as of October 9, 2012 (the “Custody Agreement”), with Deutsche Bank Trust Company Americas (the “Custodian”) to act as custodian for GARS. The Custodian is also the trustee of GF 2013-2 and the custodian for Garrison SBIC.

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

2. Significant Accounting Policies and Recent Updates

Basis of Presentation

The Company is an investment company as defined in the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 — Financial Services —  Investment Companies (“ASC Topic 946”).

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for financial information and pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated in consolidation. The accounts of the subsidiaries are prepared for the same reporting period as the Company using consistent accounting policies. Certain prior period amounts have been reclassified to conform to the current period presentation.

Basis for Consolidation

The consolidated financial statements include the accounts of GARS and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The accounts of the subsidiaries are prepared for the same reporting period as GARS using consistent accounting policies. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC Topic 946, the Company is precluded from consolidating any entity other than another investment company.

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

December 31, 2015

2. Significant Accounting Policies and Recent Updates  – (continued)

The GARS Equity Holdings Entities, Walnut Hill II LLC, Forest Park II LLC, Garrison SBIC and GLC Trust 2013-2 are 100% owned investment companies for accounting purposes. As such, GARS has consolidated the accounts of these entities into these consolidated financial statements. As a result of this consolidation, indebtedness of Garrison SBIC and the amounts outstanding under the GLC Trust 2013-2 Notes are treated as the Company’s indebtedness.

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

As of December 31, 2015 and December 31, 2014, all of the Company’s investments were Non-Control/Non-Affiliate Investments.

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

Cash and Cash Equivalents

As of December 31, 2015 and December 31, 2014, cash held in designated bank accounts with the Custodian was $23.4 million and $7.6 million, respectively. As of December 31, 2015 and December 31, 2014, cash held in designated bank accounts with other major financial institutions was $1.6 million and $6.1 million, respectively. At times, these balances may exceed federally insured limits and this potentially subjects the Company to a concentration of credit risk. The Company believes it is not exposed to any significant credit risk associated with its cash custodian.

The Company defines cash equivalents as highly liquid financial instruments with original maturities of three months or less, including those held in overnight sweep bank deposit accounts. As of December 31, 2015 and December 31, 2014, the Company held no cash equivalents.

Cash and Cash Equivalents, restricted

Restricted cash as of December 31, 2015 and December 31, 2014 included cash of $10.4 million and $12.6 million, respectively, held by GF 2013-2 in designated bank accounts with the Custodian. GF 2013-2 is required to use a portion of these amounts to pay interest expense, reduce borrowings at the end of the investment period and to pay other amounts in accordance with the terms of the indenture of the CLO. Funds held by GF 2013-2 are not available for general use by the Company. Restricted cash as of December 31, 2015 and December 31, 2014 also included cash of $1.4 million and $1.7 million, respectively, held by GLC Trust 2013-2 in designated restricted bank accounts.

GLC Trust 2013-2 is required to use a portion of these amounts to make principal payments and pay interest expense in accordance with the terms of the indenture governing the GLC Trust 2013-2 Notes.

As of both December 31, 2015 and December 31, 2014, the Company held no restricted cash equivalents.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

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

The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. The Company recognized $2.7 million and $1.2 million in charge offs in realized losses from investments for consumer loans held by GLC Trust 2013-2 for the years ended December 31, 2015 and December 31, 2014, respectively. As of December 31, 2015 and December 31, 2014, the Company had four investments and one investment, respectively, that were placed on non-accrual status.

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

December 31, 2015

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

December 31, 2015

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

Offering Costs

Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity or debt offerings and are charged against proceeds from the offerings when received. Total offering costs of $0.6 million were charged against proceeds for the year ended December 31, 2013. As of December 31, 2015 and December 31, 2014, $0.5 million and $0.3 million of expenses associated with the shelf registration statement initially filed with the SEC on April 3, 2014 (“Registration Statement”) were deferred and included in deferred offering costs, respectively. These amounts will be charged against proceeds from future offerings of securities when received.

Share Repurchase

Share repurchase transactions are recorded on a trade date basis, which is the date when management has determined that all material legal terms have been contractually defined for the transactions. The aggregate cost of common stock repurchased, including any direct transaction costs, will be recorded as a reduction of the par and paid-in-capital in excess of par value accounts, respectively.

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

December 31, 2015

2. Significant Accounting Policies and Recent Updates  – (continued)

The Company adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if the Board declares a cash dividend or other distribution, then our stockholders who have not ‘opted out’ of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, which may be newly issued shares or shares acquired by AST through open-market purchases, rather than receiving the cash distribution. As of December 31, 2015, no new shares have been issued to fulfill the dividend reinvestment plan.

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

Earnings and net asset value per share

The earnings per share, net asset value per share and average shares outstanding calculations for the year ended December 31, 2013 are based on the assumption that the number of shares issued on the date of the Conversion (10,498,544 shares of common stock) had been issued on January 1, 2013, as adjusted for the Reverse Stock Split.

Income Taxes

As discussed in Note 1, for tax purposes, GARS has elected to be treated as a RIC under Subchapter M of the Code, and intends to qualify each taxable year for such treatment. In addition, GF 2013-2, GF 2013-2 Manager, the GARS Equity Holdings Entities, Walnut Hill II LLC and Forest Park II LLC are disregarded entities for tax purposes. GLC Trust 2013-2 is a grantor trust for U.S. taxable income purposes, whereby the income reverts to GARS, accordingly, no provision for federal income tax was made in the consolidated financial statements for the year ended December 31, 2015 or the year ended December 31, 2014.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

2. Significant Accounting Policies and Recent Updates  – (continued)

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

Depending on the level of taxable income earned in a tax year, the Company may choose to retain taxable income in excess of current year dividend distributions, and distribute such taxable income in the next tax year. The Company would then pay a 4% excise tax on such taxable income, as required. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.

For the year ended December 31, 2015, $0.2 million of U.S. federal excise tax was recorded. For the year ended December 31, 2014, $0.1 million of U.S. federal excise tax was recorded. No U.S. federal excise tax expense was recorded for year ended December 31, 2013. In addition, GARS has certain wholly owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds a portion of one or more of our portfolio investments that are listed on the consolidated schedule of investments. The Taxable Subsidiaries are consolidated for financial reporting purposes in accordance with GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is, among other things, to permit GARS to hold certain interests in portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90.0% of the RIC’s gross income for federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of investment income, it could jeopardize GARS ability to qualify as a RIC and therefore cause GARS to incur significant amounts of corporate-level U.S. federal income taxes. Where interests in LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, however, the income from such interests is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping GARS preserve its RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

2. Significant Accounting Policies and Recent Updates  – (continued)

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with U.S. GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent differences have no impact on net assets. The below were reclassifications made due to permanent differences for the tax years ended December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Accumulated Net Investment (Loss)	$2,259	$(1,102)
Accumulated Net Realized Gain on Investments	(2,069)	1,165
Paid - In Capital	(190)	(63)

The permanent book-to-tax differences arose primarily due to the tax classification of dividend distributions, tax basis differences on realized investments, tax characterization of certain realized losses and the accrual of nondeductible U.S. federal excise tax.

Taxable income differs from the net increase (decrease) in net assets resulting from operations primarily due to the exclusion of unrealized gain (loss) on investments from taxable income until they are realized, book-to-tax temporary differences related to the deductibility of accrued Incentive Fees payable to the Investment Adviser attributable to unrealized gain (loss) on investments, book-to-tax temporary differences on taxable income inclusions of investment income earned on certain securities that was accrued for tax but not for U.S. GAAP, and book-to-tax temporary differences related to net capital loss carryforwards and utilization of net capital gain loss carryforwards from prior years.

The following table reconciles net increase in net assets resulting from operations to taxable income for the tax years ended December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Net (decrease)/increase in net assets resulting from operations	$(3,660)	$30,484
Net change in unrealized loss from investments	21,919	2,228
Net capital loss carryforward	10,275	-
Permanent book-to-tax differences	190	63
Temporary book-to-tax differences	(2,169)	(3,664)
Taxable income before deductions for distribution	$26,555	$29,111

As of December 31, 2015 and December 31, 2014, the accumulated earnings/(deficit) on a tax basis is:

	December 31, 2015	December 31, 2014
Undistributed ordinary income	$8,782	$5,648
Accumulated capital gain and other gains/(losses)	(10,275)	-
Unrealized (losses) on investments	(22,053)	(2,304)
Total accumulated earnings/(deficit)	$(23,546)	$3,344

The tax character of all distributions paid for the years ended December 31, 2015 and December 31, 2014 were classified as ordinary income.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

2. Significant Accounting Policies and Recent Updates  – (continued)

As of December 31, 2015 and December 31, 2014, the components of accumulated losses on a tax basis, as detailed below, differ from the amounts reflected per GARS’ consolidated statement of assets and liabilities by temporary book-to-tax differences arising from book-to-tax differences related to the deductibility of accrued Incentive Fees payable to the Investment Adviser attributable to unrealized gains (losses) on investments and book-to-tax differences on taxable income inclusions of investment income earned on certain securities that was accrued for tax but not for U.S. GAAP.

	December 31, 2015	December 31, 2014
Other temporary differences	$-	$(2,170)
Unrealized (loss)	(22,053)	(134)
Total Components of Unrealized Income	$(22,053)	$(2,304)

As of December 31, 2015, the federal income tax basis of investments was $437.1 million resulting in net unrealized loss of $(22.1) million. As of December 31, 2014, the federal tax basis of investments was $467.9 million resulting in a net unrealized loss of $(0.7) million.

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of December 31, 2015, December 31, 2014 and December 31, 2013. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed as of December 31, 2015, December 31, 2014 and December 31, 2013.

If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statement of operations.

As of December 31, 2015, the Company had net long term capital loss carryforwards of $10.3 million. During 2014, the Company utilized capital loss carryforwards of $5.8 million. As of December 31, 2014, the Company had no post-enactment long-term capital loss carryforwards.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 changes how entities account for and measure the fair value of certain equity investments and updates the presentation and disclosure of certain financial assets and liabilities. This new guidance is effective for annual and interim periods beginning on or after December 15, 2017, and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact ASU 2016-01 will have on the Company’s consolidated financial position and disclosures.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

3. Investments

The Company’s investments include debt investments (both funded and unfunded, “Debt Investments”), preferred and minority equity investments (“Equity”) of diversified companies and a portfolio of unsecured small balance consumer loans (“Financial Assets”). These financial instruments may be purchased indirectly through an interest in a limited partnership or a limited liability company.

Certain of the risks of investing in the financial instruments of a borrower or a company experiencing various forms of financial, operational, legal, and/or other distress or impairment, including companies involved in bankruptcy or other reorganization or liquidation proceedings, and those which might become involved in such proceedings, are discussed herein. Through investing in these assets, the Company is exposed to credit risk relating to whether the borrower will meet its obligation to pay when it comes due until the investments are sold or mature. Any investment in a distressed company may involve special risks.

The Company’s transactions in Debt Investments are normally secured financings that are collateralized by physical assets and/or the enterprise value of the borrower. This collateral, and the Company’s rights to this collateral, are different depending on the specific transaction and are defined by the legal documents agreed to in the transaction.

The terms of the Debt Investments may provide for the Company to extend to a borrower additional credit or provide funding for any unfunded portion of such Debt Investments at the request of the borrower. This exposes the Company to potential liabilities that are not reflected on the consolidated statements of financial condition. As of December 31, 2015 and December 31, 2014, the Company had $6.9 million and $18.2 million of unfunded commitments with a fair value of $(0.1) million and $(0.3) million, respectively. The negative fair value is the result of the unfunded commitments being valued below par. These amounts may or may not be funded to the borrowing party now or in the future.

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

December 31, 2015

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

December 31, 2015

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

The following table summarizes the valuation of the Company’s investments measured at fair value based on the fair value hierarchy detailed above as of December 31, 2015 and December 31, 2014:

	As of December 31, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured (1)(2)	$-	$-	$380,780	$380,780
Mezzanine	-	-	7,512	7,512
Preferred Equity Investments	-	-	5,487	5,487
Common Equity Investments	-	-	3,468	3.468
Financial Assets	-	-	17,754	17,754
	$-	$-	$415,001	$415,001

______________

(1)	Includes unfunded commitments with a fair value of $(0.1) million.

(2)	Included in senior secured loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.

	As of December 31, 2014
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured (1)(2)	$-	$-	$399,188	$399,188
Second Lien	-	-	13,653	13,653
Mezzanine	-	-	7,361	7,361
Subordinated	-	-	4,067	4,067
Preferred Equity Investments	-	-	5,791	5,791
Common Equity Investments	-	-	1,379	1,379
Financial Assets	-	-	36,330	36,330
	$-	$-	$467,769	$467,769

______________

(1)	Includes unfunded commitments with a fair value of $(0.3) million.
(2)	Included in senior secured loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.

The net change in unrealized (loss)/gain attributable to the Company’s Level 3 assets for the years ended December 31, 2015 and December 31, 2014 included in the net changes in unrealized (loss)/gain on investments in the Company’s consolidated statement of operations was $(21.9) million and $(2.2) million, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

4. Fair Value of Financial Instruments  – (continued)

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the year ended December 31, 2015:

	Year Ended December 31, 2015
	Senior Secured Investments	Second Lien Investments	Mezzanine Investments	Subordinated Investments	Preferred Equity Investments	Common Equity Investments	Financial Assets	Total
($ in thousands)
Fair value, beginning of period	$399,188	$13,653	$7,361	$4,067	$5,791	$1,379	$36,330	$467,769

Total net realized and unrealized (loss)/gain on investments	(28,244)	284	(26)	(2,817)	1,186	(736)	(3,169)	(33,522)
Total net accretion of discounts on investments	1,581	31	26	-	-	-	-	1,638
Purchases/Issuances (1)	183,287	-	151	-	1,250	2,825	-	187,513
Sales	127	(3,498)	-	-	(2,740)	-	-	(6,111)
Paydowns (1)	(175,159)	(10,470)	-	(1,250)	-	-	(15,407)	(202,286)
Fair value, end of period	$380,780	$-	$7,512	$-	$5,487	$3,468	$17,754	$415,001

Net change in unrealized gain/(loss) on investments in our Consolidated Statement of Operations attributable to our Level 3 assets (2)	$(23,745)	$-	$(26)	$-	$136	$(736)	$(422)	$(24,794)

______________

(1)	Includes non-cash restructuring of portfolio investments of $4.0 million. There were no transfers of investments between levels by the company for the year ended December 31, 2015.

(2)	Net change in unrealized (loss)/gain included in earnings related to investments still held at reporting date.

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the year ended December 31, 2014:

	Year Ended December 31, 2014
	Senior Secured Investments	Second Lien Investments	Mezzanine Investments	Real Estate Loan Investments	Subordinated Investments	Unsecured Investments	Preferred Equity Investments	Common Equity Investments	Financial Assets	Total
($ in thousands)
Fair value, beginning of period	$382,888	$13,681	$7,081	$-	$-	$-	$5,453	$3,090	$16,888	$429,081
Transfers into Level 3 (1)	(4,917)	4,917	-	-	-	-	-	-	-	-
Total net realized and unrealized (loss)/gain on investments	(1,204)	104	107	33	(1,521)	-	6,221	6,602	(1,867)	8,475
Total net accretion of discounts on investments	1,629	61	26	167	-	-	-	-	-	1,883
Purchases/Issuances	355,820	14,811	147	10,150	5,588	6,593	-	-	34,693	427,802
Sales	(91,416)	-	-	-	-	-	(5,883)	(8,313)	-	(105,612)
Paydowns	(243,612)	(19,921)	-	(10,350)	-	(6,593)	-	-	(13,384)	(293,860)
Fair value, end of period	$399,188	$13,653	$7,361	$-	$4,067	$-	$5,791	$1,379	$36,330	$467,769
Net change in unrealized gain/(loss) on investments in our Consolidated Statement of Operations attributable to our Level 3 assets (2)	$(3,149)	$(36)	$107	$-	$(1,521)	$-	$5,001	$427	$(701)	$128

______________

(1)	Represents transfer between senior secured investments and second lien investments. There were no other transfers of investments between levels by the Company for the year ended December 31, 2014.

(2)	Net change in unrealized gain/(loss) included in earnings related to investments still held at reporting date.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

4. Fair Value of Financial Instruments  – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at December 31, 2015:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range				Weighted
($ in thousands)	December 31, 2015	Technique	Input	Low		High		Average

Senior Secured Investments (1)	$380,780	Comparable yield	Market rate (2)	5.6%		21.2%		9.7%
		approach
		Market comparable	EBITDA multiple (5)	1.9	x	11.3	x	5.5	x
		companies
Mezzanine Investments	7,512	Comparable yield	Market rate (2)	16.0%		16.0%		16.0%
		approach
		Market comparable	EBITDA multiple (5)	5.0	x	5.0	x	5.0	x
		companies
Equity Investments (3)	8,955	Market comparable	EBITDA multiple (5)	4.3	x	8.0	x	6.0	x
		companies
		Market comparable	Origination fees multiple	8.8	x	8.8	x	8.8	x
		companies
Financial Assets (4)	17,754	Discounted cash flows	Interest rate	6.3%		31.3%		15.6%
			Conditional prepayment rate ("CPR")	18.5%		83.6%		36.9%
			Constant default rate ("CDR")	8.4%		40.8%		18.1%
			Default rate multiplier	1.3	x	1.3	x	1.3	x
			Discount rate	7.3%		7.3%		7.3%
Total	$415,001

______________

(1)	Includes total unfunded commitments of $(0.1) million.
(2)	Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

(3)	Includes preferred and common equity.
(4)	Financial Assets are valued by the level of risk associated with the underlying loan measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, the borrowers credit score obtained from an official credit reporting agency at origination, debt-to-income ratios at origination, information from the borrower’s credit report at origination, as well as the borrower’s self-reported income range, occupation and employment status at origination. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of December 31, 2015, 24.2%, 33.1%, 31.9%, 7.5%, 3.1%, and 0.2%, of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively. See Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for detail on the underlying loans.
(5)	Excludes non-operating portfolio companies, which we define as those loans collateralized by proved developed producing, or PDP, value or other hard assets. PDPs are proven revenues that can be produced with existing wells. As of December 31, 2015, $33.5 million of par value and $32.7 million of market value was excluded.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

4. Fair Value of Financial Instruments  – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at December 31, 2014:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range				Weighted
	December 31, 2014	Technique	Input	Low		High		Average
($ in thousands)
Senior Secured Investments (1)	$399,188	Comparable yield approach	Market rate (4)	3.9%		19.7%		10.7%
		Market comparable companies	EBITDA multiple (5)	1.9	x	11.0	x	6.4	x
Second Lien Investments	13,652	Comparable yield approach	Market rate (4)	6.6%		11.5%		10.1%
		Market comparable companies	EBITDA multiple (5)	5.0	x	9.3	x	8.1	x
Mezzanine Investments	7,361	Comparable yield approach	Market rate (4)	14.0%		14.0%		14.0%
		Market comparable companies	EBITDA multiple (5)	5.0	x	5.0	x	5.0	x
Subordinated Investments	4,067	Market comparable companies	EBITDA multiple (5)	5.1	x	5.1	x	5.1	x
Equity Investments (2)	7,171	Market comparable companies	EBITDA multiple (5)	5.0	x	7.0	x	5.6	x
		Market comparable companies	Origination fees multiple	20.0	x	20.0	x	20.0	x
Financial Assets (3)	36,330	Discounted cash flows	Interest rate	10.3%		31.3%		15.7%
			CPR	18.5%		83.6%		43.5%
			CDR	6.5%		33.0%		14.7%
			Discount rate	8.3%		8.3%		8.3%
Total	$467,769

 ______________

(1)	Includes total unfunded commitments of $(0.3) million.
(2)	Includes preferred and common equity.
(3)	Financial Assets are aggregated by the level of risk associated with the underlying loan, measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, the borrower’s credit score obtained from an official credit reporting agency at origination, debt-to-income ratios at origination, information from the borrower’s credit report at origination, as well as the borrower’s self-reported income range, occupation and employment status at origination. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of December 31, 2014, 26.0%, 30.2%, 31.8%, 7.7%, 3.8% and 0.5% of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively. See exhibit 99.2 to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2014 for detail on underlying loans.
(4)	Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

(5)	Excludes non-operating portfolio companies, which we define as those loans collateralized by PDP or other hard assets. PDPs are proven revenues that can be produced with existing wells.

Significant unobservable inputs used in the fair value measurement of the Companys’ Debt Investments include indicative bid quotations obtained from independent third party pricing services (“consensus pricing”), multiples of market comparable companies, and relative comparable yields.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

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

Significant unobservable inputs used in the fair value measurement of the Company Financial Assets include interest rate, prepayment rate, unit loss rate, default rate multiplier and discount rate.

Significant decreases (increases) in interest rates or prepayment rates could result in significantly lower (higher) fair value measurements. Significant increases (decreases) in unit loss rates, default rate multiplier or discount rates could result in significantly lower (higher) fair value measurements.

The composition of the Company’s portfolio by industry at cost and fair value as of December 31, 2015 was as follows:

Industry	Cost of Investments		Fair Value of Investments
($ in thousands)
Miscellaneous Manufacturing	$73,278	16.6%	$73,229	17.7%
Health Services	46,794	10.7	41,472	10.0
Miscellaneous Retail	35,024	8.0	35,158	8.5
Consumer Finance Services	34,083	7.8	36,558	8.8
Miscellaneous Services	32,985	7.5	22,386	5.4
Communications	26,424	6.0	26,182	6.3
Oil & Gas	24,952	5.7	24,049	5.8
Transportation Services	19,125	4.4	18,111	4.4
Specialty Services	13,954	3.2	13,898	3.3
Electrical Equipment	12,185	2.8	12,136	2.9
Broadcasting & Entertainment	11,160	2.6	11,146	2.7
Agricultural Services	10,339	2.4	5,040	1.2
Insurance Agents	10,325	2.4	10,311	2.5
Chemicals	10,102	2.3	10,102	2.4
Cosmetics/Toiletries	10,010	2.3	10,010	2.4
Business Services	9,989	2.3	9,988	2.4
Building & Real Estate	9,962	2.3	9,962	2.4
Food Stores - Retail	9,290	2.1	9,290	2.2
Printing & Publishing	9,143	2.1	9,143	2.2
Automotive	7,431	1.7	7,512	1.8
Equipment Rental & Leasing, Not Elsewhere Classified	6,985	1.6	6,961	1.7
Computer Programming, Data Processing, & Other Computer Related Services	2,918	0.7	2,918	0.7
Apparel Products	2,714	0.6	1,815	0.4
Retail-Building Materials, Hardware, Garden Supply & Mobile Home Dealers	1,986	0.5	1,967	0.5
Nonferrous metal/minerals	1,976	0.5	1,968	0.5
Stone, Clay, Glass, & Concrete Products	1,973	0.5	1,928	0.5
Metal Mining	1,946	0.4	1,761	0.4

	$437,053	100.0%	$415,001	100.0%

Refer to the consolidated schedule of investments for detailed disaggregation of the Company’s investments.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

4. Fair Value of Financial Instruments  – (continued)

The composition of the Company’s portfolio by industry at cost and fair value as of December 31, 2014 was as follows:

Industry	Cost of Investments		Fair Value of Investments
($ in thousands)
Miscellaneous Manufacturing	$85,907	18.4%	$83,839	17.9%
Miscellaneous Services	67,126	14.3	65,404	14.0
Consumer Finance Services	48,119	10.3	52,580	11.2
Health Services	47,190	10.1	46,538	9.9
Transportation Services	28,417	6.1	27,633	5.9
Miscellaneous Retail	22,444	4.8	22,551	4.8
Chemicals	18,926	4.0	19,074	4.1
Food Stores – Retail	18,556	4.0	18,636	4.0
Automotive	17,319	3.7	17,425	3.7
Insurance Agents	15,985	3.4	15,988	3.4
Communications	15,576	3.3	15,764	3.4
Restaurants	11,613	2.5	11,613	2.5
Electrical Equipment	10,379	2.2	10,379	2.2
Apparel Products	10,330	2.2	10,330	2.2
Printing & Publishing	10,297	2.2	10,296	2.2
Building & Real Estate	10,179	2.2	10,179	2.2
Specialty Services	9,928	2.1	9,928	2.1
Broadcasting & Entertainment	9,846	2.1	9,846	2.1
Oil & Gas	9,767	2.1	9,766	2.2
Total	$467,904	100.0%	$467,769	100.0%

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

6. Due To and Due From Counterparties

The Company executes investment transactions with agents, brokers, investment companies, agent banks and other financial institutions. Due to and due from counterparties include amounts related to unsettled purchase and sale transactions of investments, and principal paydowns receivable from the borrowers.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

6. Due To and Due From Counterparties  – (continued)

Amounts due to counterparties were $0.4 million and $0.1 million as of December 31, 2015 and December 31, 2014, respectively. Amounts due from counterparties were $1.6 million and $1.6 million as of December 31, 2015 and December 31, 2014, respectively.

7. Financing

As of December 31, 2015, the total carrying value of the Company’s aggregate debt outstanding was $230.0 million with a weighted average effective interest rate of 3.20%. The Company’s debt outstanding as of December 31, 2015 was comprised of notes issued by GF 2013-2, GLC Trust 2013-2 Notes, and Garrison SBIC borrowings.

The table below provides details of our outstanding debt as of December 31, 2015

	Amortized	Outstanding
December 31, 2015	Carrying Value	Principal at Par	Interest Rate		Rating(2)	Stated Maturity
($ in thousands)
Senior Secured Notes:
Class A-1R Notes	$35,000	$35,000	LIBOR + 1.90%	(1)	AAA(sf)	9/25/2023
Class A-1T Notes	110,831	111,175	LIBOR + 1.80%		AAA(sf)	9/25/2023
Class A-2 Notes	24,057	24,150	LIBOR + 3.40%		AA(sf)	9/25/2023
Class B Notes	24,928	25,025	LIBOR + 4.65%		A (sf)	9/25/2023
Garrison SBIC Borrowings:
SBIC Borrowings	19,340	19,340	3.57%	(3)	N/A	9/1/2025(4)
GLC Trust 2013-2 Notes:
Class A Notes	15,804	15,978	3.00%		N/A	7/15/2021
	$229,960	$230,668

______________

(1)	May bear interest at either the CP Rate (as defined in the indenture governing the CLO) or the London Interbank Offered Rate (“LIBOR”).
(2)	Represents an S&P rating as of the closing of the CLO.
(3)	Represents the stated interest rate and annual charge of our SBA-guaranteed debentures. The current balance includes interim financings of $5.3 million outstanding as of December 31, 2015. These interim financings have an interest rate of LIBOR + 1.04% and a maturity date of March 23, 2016, upon which we expect them to be pooled into the SBA-guaranteed debentures.
(4)	Represents maturity date of our SBA-guaranteed debentures.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

7. Financing  – (continued)

The table below provides details of our outstanding debt as of December 31, 2014:

	Amortized	Outstanding
December 31, 2014	Carrying Value	Principal at Par	Interest Rate		Rating(2)	Stated Maturity
($ in thousands)
Senior Secured Notes:
Class A-1R Notes	$50,000	$50,000	LIBOR + 1.90%	(1)	AAA(sf)	9/25/2023
Class A-1T Notes	110,787	111,175	LIBOR + 1.80%		AAA(sf)	9/25/2023
Class A-2 Notes	24,045	24,150	LIBOR + 3.40%		AA(sf)	9/25/2023
Class B Notes	24,915	25,025	LIBOR + 4.65%		A (sf)	9/25/2023
GLC Trust 2013-2 Notes:
Class A Notes	30,513	30,910	3.00%		N/A	7/15/2021
	$240,260	$241,260

______________

(1)	May bear interest at either the CP Rate or LIBOR. As of December 31, 2014, the Class A-1R Notes’ base rate was LIBOR.
(2)	Represents an S&P rating as of the closing of the CLO.

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing (other than the SBA debentures of Garrison SBIC, as permitted by exemptive relief the Company has been granted by the SEC). As of December 31, 2015 and December 31, 2014, the Company’s asset coverage for borrowed amounts was 208.8% and 207.8%, respectively.

The table below shows the weighted average interest rates and weighted average effective interest rates, inclusive of deferred debt issuance costs, of our debt as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014

Senior Secured Revolving Notes:
Weighted average interest rate	2.40%	2.16%
Weighted average effective interest rate(1)	2.48	2.25
Senior Secured Term Notes:
Weighted average interest rate	2.86	2.74
Weighted average effective interest rate(1)	3.26	3.15
GLC Trust 2013-2 Class A Note:
Weighted average interest rate	3.00	3.00
Weighted average effective interest rate(1)	3.09	4.01
SBIC Borrowing:
Weighted average interest rate	3.02	N/A
Weighted average effective interest rate(1)	3.97	N/A
Total
Total weighted average interest rate	2.81	2.65
Total weighted average effective interest rate(1)	3.20	3.04

______________

(1)	Includes the effects of deferred debt issuance costs

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

7. Financing  – (continued)

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

On September 25, 2013, GF 2013-2 completed the CLO through a private placement of (1) $50.0 million of Class A-1R revolving notes (“Class A-1R Notes”); (2) $111.2 million of Class A-1T notes (“Class A-1T Notes”); (3) $24.2 million of Class A-2 notes (“Class A-2 Notes” and collectively with the Class A-1R Notes and the Class A-1T Notes, the “Class A Notes”); (4) $25.0 million of Class B notes (“Class B Notes”); (5) $13.7 million of Class C notes (“Class C Notes”), which bear interest at three-month LIBOR plus 5.50% (collectively, the Class A Notes, Class B Notes and Class C Notes are referred to as the “Secured Notes”); and (6) $126.0 million of subordinated notes (“Subordinated Notes”), which do not have a stated interest rate (collectively, the Class A Notes, Class B Notes, Class C Notes and the Subordinated Notes are referred to as the “GF 2013-2 Notes”).We utilized the proceeds of the GF 2013-2 Notes, along with cash on hand, to refinance the existing Credit Facility. All of the GF 2013-2 Notes are scheduled to mature on September 25, 2023. As of December 31, 2015, GARS had retained 100% of the Class C Notes, which are eliminated in consolidation. The Subordinated Notes represent the residual interest in GF 2013-2. Immediately following the completion of the CLO, GF 2013-2 Manager owned 100% of the Subordinated Notes, which are eliminated in consolidation.

At December 31, 2015, $15.0 million of the Class A-1R Notes were undrawn. As of December 31, 2014, the Class A-1R Notes were fully drawn. The Class A-1R Notes bear a 1.00% annual fee on undrawn amounts. The fair value of the GF 2013-2 Notes approximated its carrying value on the consolidated statements of financial condition as of December 31, 2015 and December 31, 2014, respectively.

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

If the coverage tests are not satisfied with respect to a quarterly payment date, GF 2013-2 will be required to apply available amounts to the repayment of interest on and principal of the GF 2013-2 Notes to the extent necessary to satisfy the applicable coverage tests and, as a result, there may be reduced funds available for GF 2013-2 to make additional investments or to make distributions on the Company’s equity interests in GF 2013-2. Additionally, compliance is measured on each day collateral loans are purchased, originated or sold and in connection with monthly reporting to the note holders.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

7. Financing  – (continued)

Furthermore, if under the second coverage test the aggregate principal amount of the collateral loans equals 125.0% or less of the aggregate outstanding principal amount on the Class A-1T Notes and Class A-1R Notes, taken together, and remains so for ten business days, an event of default will be deemed to have occurred. As of December 31, 2015 and December 31, 2014, the trustee for the CLO has asserted that all of the coverage tests were met.

Garrison SBIC Borrowings

As discussed in Note 1, Garrison SBIC received a license to operate as an SBIC from the SBA on May 26, 2015. The SBIC license allows Garrison SBIC to obtain SBA-guaranteed debentures in an amount equal to twice its equity capitalization up to $150.0 million of leverage, subject to the issuance of a capital commitment by the SBA and other customary procedures. On June 16, 2015, the SBA issued Garrison SBIC a commitment to provide $35.0 million of leverage.

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

The SBA, as a creditor, will have a superior claim to Garrison SBIC’s assets over the Company’s stockholders if Garrison SBIC were to be liquidated, or if the SBA exercises its remedies under the SBA-guaranteed debentures issued by Garrison SBIC upon an event of default.

As of December 31, 2015, Garrison SBIC had regulatory capital of $35.0 million and total SBIC borrowings outstanding of $19.3 million. The SBIC borrowings were comprised of $14.0 million of SBA guaranteed debentures that mature on September 1, 2025 and $5.3 million of interim financings that mature on March 23, 2016 upon which they are expected to be pooled into 10 year debentures. The fair value of the SBIC borrowings approximated its carrying value on the consolidated statement of financial condition as of December 31, 2015. As of December 31, 2015, the Company had $15.7 million of available SBIC leverage capacity.

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

The notes offered in the GLC Trust 2013-2 Securitization were issued by GLC Trust 2013-2 and consisted of $36.9 million of Class A Notes (“GLC Trust 2013-2 Class A Notes”) and $2.3 million of Class B Notes (“GLC Trust 2013-2 Class B Notes”, and collectively with the GLC Trust 2013-2 Class A Notes, the “GLC Trust 2013-2 Notes”). As of December 31, 2015, GARS has retained all of the Class B Notes, which are eliminated in consolidation.

The GLC Trust 2013-2 Class A Notes bear interest at 3.00% per annum and are scheduled to mature on July 15, 2021. The proceeds of the GLC Trust 2013-2 Notes were used to refinance the GLC Trust 2013-2 Revolver, which was fully paid down and terminated concurrent with the issuance of the GLC Trust 2013-2 Notes.

The fair value of the GLC Trust 2013-2 Notes approximated the carrying value on the consolidated statements of financial condition as of December 31, 2015 and December 31, 2014, respectively.

The indenture governing the GLC Trust 2013-2 Notes provides that, to the extent cash is available from cash collections, the holders of the GLC Trust 2013-2 Notes are to receive monthly interest and principal payments on the 15th day or, if not a business day, the next succeeding business day, commencing in August 2014, until the stated maturity.

Under the indenture governing the GLC Trust 2013-2 Notes, there are two applicable monthly tests. The first test compares the principal balance of the underlying loans to the principal balance of the GLC Trust 2013-2 Notes. To meet this first test, the aggregate principal balance of the underlying loans less the aggregate principal balance of the GLC Trust 2013-2 Notes must equal, at least, the greater of (1) 13.00% of the aggregate principal balance of the underlying loans as of the end of the prior month and (2) 5.25% of the loan pool balance as of July 11, 2014.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

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

If these tests are not satisfied with respect to a monthly payment date and are not cured within 45 days, an event of default will be deemed to have occurred and the GLC Trust 2013-2 Notes will become immediately due and payable, in accordance with the terms of the indenture. As of December 31, 2015, all of the coverage tests were met.

Deferred Debt Issuance Costs and other Fees

Fees paid as part of the execution of the Credit Facility, the refinance of the Credit Facility and the execution of the CLO in the amount of $6.2 million consisted of facility fees of $4.3 million and other costs of $1.9 million, which included rating agency fees and legal fees. Fees paid as part of the execution of the GLC Trust 2013-2 Securitization in the amount of $0.4 million consisted of legal and other fees. For the year ended December 31, 2015, we paid total fees of $0.8 million on our SBIC borrowings. Fees paid as part of the execution of our SBIC borrowings include a 1.00% commitment fee on our $35.0 million commitment, 2.00% leverage fees and 0.43% of other fees on amounts drawn. These costs are included in deferred debt issuance costs on the consolidated statements of financial condition and will be amortized over the stated maturity of the respective loans, with $4.4 million and $4.4 million of deferred debt issuance costs remaining as of December 31, 2015 and December 31, 2014, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

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

Management Fees

The following table details our management fee expenses for the years ended December 31, 2015, 2014, and 2013:

	Year Ended	Year Ended	Year Ended
($ in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Management Fees
Management Fees	$7,755	$8,065	$2,510
Total Management Fees	$7,755	$8,065	$2,510

Management fees in the amount of $1.8 million and $0.3 million were payable as of December 31, 2015 and December 31, 2014, respectively, and are included in management fee payable on the consolidated statements of financial condition.

Incentive Fee Overview

Under the Investment Advisory Agreement, the Investment Adviser is entitled to an incentive fee consisting of two components and a cap and deferral mechanism. The two components are independent of each other, and may result in one component being payable even if the other is not.

The first component, which is income-based and payable quarterly in arrears, equals 20.00% of the amount, if any, that the Company’s pre-incentive fee net investment income exceeds a 2.00% quarterly (8.00% annualized) hurdle rate (the “Hurdle Rate”), subject to a “catch-up” provision measured at the end of each calendar quarter.

The operation of the first component of the incentive fee for each quarter is as follows:

•	no incentive fee is payable to the Investment Adviser in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle Rate;

•	100.00% of the Company’s pre-incentive fee net investment income with respect to that portion of the Company’s pre-incentive fee net investment income, if any, that exceeds the Hurdle Rate but is less than 2.50% in any calendar quarter (10.00% annualized). We refer to this portion of the Company’s pre-incentive fee net investment income (which exceeds the Hurdle Rate but is less than 2.50%) as the “catch-up”. The effect of the “catch-up” provision is that, if the Company’s pre-incentive fee net investment income exceeds 2.50% in any calendar quarter, the Investment Adviser will receive 20.00% of such pre-incentive fee net investment income as if the Hurdle Rate did not apply; and

•	20.00% of the amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 2.50% in any calendar quarter (10.00% annualized) (once the Hurdle Rate is reached and the catch-up is achieved).

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

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

Under U.S. GAAP, we are required to accrue a capital gains incentive fee based upon the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital gain and loss on investments held at the end of each period. If such amount is positive at the end of a period, then the Company will record a capital gains incentive fee equal to 20.00% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period.

The Investment Advisory Agreement does not permit unrealized capital gains for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital gains, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement (as described above).

Incentive Fee Cap and Deferral Mechanism

We have structured the calculation of these incentive fees to include a fee limitation such that no incentive fee will be paid to our Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to our Investment Adviser for the period that includes such fiscal quarter and the 11 full preceding fiscal quarters (the “Incentive Fee Look-back Period”) would exceed 20.00% of our cumulative pre-incentive fee net return during the applicable Incentive Fee Look-back Period. The Cumulative Pre-Incentive Fee Net Return is defined as the sum of (1) pre-incentive fee net investment income, (2) cumulative realized capital gains / (losses), and (3) cumulative unrealized capital gains / (losses) for the Incentive Fee Look-back Period. The Incentive Fee Look-back Period commenced on April 1, 2013. Prior to April 1, 2016, the Incentive Fee Look-back Period will consist of fewer than 12 full fiscal quarters.

	Year Ended	Year Ended	Year Ended
($ in thousands)	December 31, 2015	December 31, 2014	December 31, 2013
Incentive Fees
Income-based incentive fees	$6,216	$6,069	$1,286
Capital gains-based incentive fees(1)	(2,447)	2,340	107
Incentive fees subject to cap & deferral mechanism(2)	(2,634)	-	-
Total Incentive Fees	$1,135	$8,409	$1,393

______________

(1)	Capital gains-based incentive fees for the year ended December 31, 2015 included $(2.4) million and $(1.6) million of incentive fees which represent the reversal of incentive fees earned on the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital gain and loss as calculated under U.S. GAAP, respectively, on investments for the years ended December 31, 2014 and December 31, 2013.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

8. Related Party Transactions  – (continued)

(2)

As of December 31, 2015, the Investment Adviser had calculated an aggregate of $13.3 million (net of $0.3 million waiver) of income-based incentive fees since the Company’s IPO, of which $10.6 million had been paid as of December 31, 2015. Due to aggregate cumulative realized and unrealized capital gains and losses, as calculated under U.S. GAAP, experienced during the six months ended December 31, 2015, our Cumulative Pre-Incentive Fee Net Return decreased. As a result, as of December 31, 2015, aggregate incentive fees payable to the Investment Adviser since the Company’s IPO were capped by the Incentive Fee Cap and Deferral Mechanism at $9.0 million (i.e., 20% of our Cumulative Pre-Incentive Fee Net Return since completion of the IPO).

Due to the fact that there is no clawback of amounts previously paid to the Investment Adviser in accordance with the Investment Advisory Agreement, the Company has not recorded a receivable for the $1.6 million difference between amounts paid under the Investment Advisory Agreement in prior quarters and the Incentive Fee Cap based on the Company’s Cumulative Pre-Incentive Fee Net Return as of December 31, 2015.

The $1.6 million difference may be used to reduce future amounts earned by the Investment Adviser. However, as noted above, no incentive fee will be paid to the Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to our Investment Adviser for the Incentive Fee Look-back Period would exceed 20% of our Cumulative Pre-Incentive Fee Net Return during the applicable Incentive Fee Look-back Period. To the extent unrealized capital losses incurred as of December 31, 2015 are reversed within the applicable Incentive Fee Look-back Period, the corresponding increase in our Cumulative Pre-Incentive Fee Net Return may result in the Investment Adviser earning and being paid up to $2.7 million of income based incentive fees which are currently subject to the Incentive Fee Cap.

As of December 31, 2015, the Incentive Fee Look-back Period is in effect through December 31, 2018 and realized and unrealized capital gains and losses and pre-incentive net investment income earned through December 31, 2015 will cease to impact the Incentive Fee Cap and Deferral after this date.

The Investment Adviser earned aggregate incentive fees of $1.1 million for the year ended December 31, 2015. No incentive fees were payable on the consolidated statements of financial condition as of December 31, 2015. The Investment Adviser earned aggregate incentive fees of $8.4 million for the year ended December 31, 2014. $2.8 million of incentive fees were payable on the consolidated statements of financial condition as of December 31, 2014.

Administration Agreement

As discussed in Note 1, GARS entered into the Administration Agreement with GARS Administrator. Under the Administration Agreement, the GARS Administrator provides the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as the GARS Administrator, subject to review by the Board, from time to time determines to be necessary or useful to perform its obligations under the Administration Agreement. The GARS Administrator is responsible for the financial and other records that the Company is required to maintain and prepares reports to stockholders, and reports and other materials filed with the SEC. The GARS Administrator provides on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance. No managerial assistance was provided to any portfolio companies for the years ended December 31, 2015 and December 31, 2014.

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

Administrator charges for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 were $1.1 million, $0.7 million, and $0.8 million, respectively. No charges were waived by the GARS Administrator for the years ended December 31, 2015 and December 31, 2014, and $0.1 million was waived for the year ended December 31, 2013. No administration fees were payable to the GARS Administrator as of December 31, 2015 and $0.1 million were prepaid as of December 31, 2014.

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

Independent directors earned $0.4 million for each of the years ended December 31, 2015, December 31, 2014 and December 31, 2013. No Directors’ Fees were payable as of December 31, 2015 and December 31, 2014.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

8. Related Party Transactions  – (continued)

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

On August 10, 2015 GSOF 2014 LLC, GSOF-SP 2014 LLC, GSOF-SP 2014 II LLC and GCOH SubCo 2014-2 LLC distributed an aggregate of 24,472 shares to certain officers and members of senior management of the Company. As of December 31, 2015, Garrison Capital Fairchild I Ltd., Garrison Capital Fairchild II Ltd. and Garrison Capital Adviser Holdings MM LLC owned an aggregate of 789,910, or 4.8%, of the total outstanding shares of GARS common stock. The officers and directors of the Company owned an aggregate of 119,921, or 0.7%, of the total outstanding shares of GARS common stock.

Other

Garrison Loan Agency Services LLC acts as the administrative and collateral agent for certain loans held by the Company. No fees were paid by the Company to Garrison Loan Agency Services LLC during the years ended December 31, 2015 and December 31, 2014.

The Company may invest alongside other clients of the Investment Manager and their affiliates in certain circumstances where doing so is consistent with applicable law, SEC staff interpretations and the terms of our exemptive relief.

For certain other expenses, the GARS Administrator facilitates payments by GARS to third parties through the Investment Adviser or other affiliate. Other than the amount of expenses paid to third parties no additional charges or fees are assessed by the GARS Administrator, Investment Advisor or other affiliate.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

9. Financial Highlights

The following table represents financial highlights for the Company for the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

Per share data	December 31, 2015	December 31, 2014	December 31, 2013
($ in thousands, except share and per share amounts)
Net asset value per common share at beginning of period	$15.58	$15.16	$16.54
Increase in net assets from operations:
Net investment income	1.79	1.31	1.27
Net realized (loss)/gain on investments	(0.70)	0.64	(0.77)
Net unrealized gain on investments	(1.31)	(0.13)	1.05
Net increase in net assets from operations	(0.22)	1.82	1.55
Stockholder transactions
Return of capital	-	-	(0.06)
Distributions-in-kind (1)	-	-	(0.95)
Repurchase of common stock	0.02	-	-
Distributions from net investment income	(1.40)	(1.40)	(1.22)
Dilutive impact of share issuance(2)	-	-	(0.70)
Total stockholder transactions	(1.38)	(1.40)	(2.93)
Net asset value per common share at end of period	$13.98	$15.58	$15.16

Per share market value at beginning of period	$14.44	$13.88	$15.00
Per share market value at end of period	12.17	14.44	13.88
Total book return (3)	(1.28)%	12.01%	9.37%
Total market return (4)	(7.05)%	14.35%	(7.47)%
Common shares outstanding at beginning of period	16,758,779	16,758,779	10,498,544
Common shares outstanding at end of period	16,507,594	16,758,779	16,758,779
Weighted average common shares outstanding	16,742,531	16,758,779	15,203,166
Net assets at beginning of period	$261,103	$254,081	$173,669
Net assets at end of period	$230,710	$261,103	$254,081
Average net assets (5)	$256,826	$261,834	$229,501
Ratio of net investment income to average net assets (6)	11.66%	8.41%	8.42%
Ratio of net expenses to average net assets (6)	8.32%	10.87%	6.30%
Ratio of portfolio turnover to average investments at fair value (7)	41.42%	90.57%	62.33%
Asset coverage ratio (8)	208.84%	207.81%	215.14%
Average outstanding debt (9)	$226,940	$228,162	$164,885
Average debt per common share	$13.75	$13.61	$9.84

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

9. Financial Highlights  – (continued)

(1)	Distributions-in-kind were made to only those investors which held shares of the Company's common stock prior to the IPO.

(2)	Dilution due to the issuance of shares at IPO at $15.00 per share, which was below net asset value.

(3)	Total book return equals the net increase of ending net asset value from operations plus the effect of repurchases of common stock over the net asset value per common share at the beginning of the period.

(4)	Based upon the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.

(5)	Calculated utilizing monthly net assets.

(6)	During the year ended December 31, 2013, the Investment Adviser waived $3.8 million of management fees and $0.3 million of incentive fees, the independent directors waived $34,426 of Directors' Fees and the GARS Administrator waived $0.1 million of Administrator expenses. Had these expenses not been waived, the ratio of net investment income to average net assets and the ratio of total expenses to average net assets would have been 6.63% and 8.23%, respectively. There were no fee waivers for both years ended December 31, 2015 and December 31, 2014.

(7)	Calculated based on monthly average investments at fair value.

(8)	In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing.

(9)	Calculated based on monthly debt outstanding.

10. Net Assets

The Company’s authorized stock consists of 100,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.

As discussed in Note 1, GARS priced its IPO on March 26, 2013, selling 6,133,334 shares at a public offering price of $15.00 per share. The closing of the IPO took place on April 2, 2013 and all shares were issued as of that date. Concurrent with the IPO, the Company’s directors, officers, employees and an affiliate of the Investment Adviser purchased an additional 126,901 shares through the Concurrent Private Placement at a price of $15.00 per share. An aggregate of 16,507,594 and 16,758,779 shares of common stock, par value $0.001 per share, were outstanding as of December 31, 2015 and December 31, 2014, respectively.

For the years ended December 31, 2015 and December 31, 2014, there were no shares of preferred stock issued.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

11. Earnings per share

The following table sets forth the computation of the net increase in net assets per share resulting from operations, pursuant to FASB ASC 260, Earnings per Share, for the years ended December 31, 2015, December 31, 2014 and December 31, 2013:

	Year Ended	Year Ended	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Net (decrease)/increase in net assets resulting from operations	$(3,660)	$30,484	$23,500
Basic weighted average shares outstanding	16,742,531	16,758,779	15,203,166
Basic earnings per share/unit	$(0.22)	$1.82	$1.55

12. Dividends and Distributions

GARS dividends and distributions are recorded on the ex-dividend date. The following table reflects the cash distributions, including dividends and returns of capital per share, declared on common stock for the fiscal year ended December 31, 2015 and December 31, 2014.

Record Dates	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
Fiscal year ended December 31, 2015 (1)
December 11, 2015	November 2, 2015	December 28, 2015	$5,820	$0.35
September 10, 2015	July 30, 2015	September 25, 2015	5,866	0.35
June 12, 2015	April 30, 2015	June 26, 2015	5,866	0.35
March 20, 2015	March 3, 2015	March 27, 2015	5,866	0.35
			$23,418	$1.40

______________

(1)	Does not include any return of capital for tax purposes.

The following table reflects the cash distributions, including dividends and returns of capital per share, that we have declared on our common stock for the fiscal year ended December 31, 2014.

Record Dates	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
Fiscal year ended December 31, 2014 (1)
December 12, 2014	October 31, 2014	December 29, 2014	$5,864	$0.35
September 12, 2014	August 4, 2014	September 26, 2014	5,866	0.35
June 13, 2014	May 6, 2014	June 27, 2014	5,866	0.35
March 21, 2014	March 11, 2014	March 28, 2014	5,866	0.35
			$23,462	$1.40

______________

(1)	Does not include any return of capital for tax purposes.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

12. Dividends and Distributions  – (continued)

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. Federal Income Tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

13. Commitments and Contingencies

The Company had outstanding commitments to fund investments totaling $6.9 million and $18.2 million under various undrawn revolvers and other credit facilities as of December 31, 2015 and December 31, 2014, respectively.

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

14. Stock Repurchase Program

On October 5, 2015, GARS adopted a share repurchase plan that provides for repurchase of up to $10.0 million of its common stock at prices below GARS' net asset value per share as reported in its most recent financial statements. Under the repurchase program, GARS may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by GARS will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of October 5, 2016 or the repurchase of $10.0 million of GARS' common stock. The Board may amend this program, solely in its discretion, at any time prior to its termination. GARS' net asset value per share was increased by approximately $0.02 as a result of the share repurchases.

	Year Ended	Year Ended
($ in thousands, except per share data)	December 31, 2015	December 31, 2014
Dollar amount repurchased	$3,314	$-
Shares repurchased	251,185	-
Average price per share	$13.19	$-
Weighted average discount to net asset value	$(11.67)%	-

15. Subsequent Events

On February 24, 2016 the Board approved a distribution in the amount of $5.8 million, or $0.35 a share, which will be paid on March 28, 2016 to stockholders of record as of March 8, 2016.

These consolidated financial statements were approved by the Board and were available for issuance on March 2, 2016. Subsequent events have been evaluated through this date. No material subsequent events other than as disclosed above have occurred through this date.

16. Selected Quarterly Financial Data (Unaudited)

($ in thousands, except per share amounts)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total investment income	$11,480	13,206	13,152	13,479
Net investment income	6,842	8,244	7,176	7,682
Net (loss) on investments	(17,109)	(8,485)	(3,300)	(4,710)
Net (decrease)/increase in net assets resulting from operations	(10,267)	(241)	3,876	2,972
Earnings per share	(0.62)	(0.01)	0.23	0.18
Net asset value per share	13.98	14.92	15.29	15.41

($ in thousands, except per share amounts)	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total investment income	$13,385	12,944	12,848	11,282
Net investment income	6,880	6,261	5,979	2,889
Net (loss)/gain on investments	(1,212)	(1,180)	3,080	7,788
Net increase/(decrease) in net assets resulting from operations	5,668	5,081	9,059	10,676
Earnings per share	0.34	0.30	0.54	0.64
Net asset value per share	15.58	15.59	15.64	15.45

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

16. Selected Quarterly Financial Data (Unaudited)  – (continued)

($ in thousands, except per share amounts)	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total investment income	$11,383	$9,338	$7,611	$5,473
Net investment income	5,334	5,914	5,047	3,040
Net gain/(loss) on investments	1,340	839	1,750	236
Net increase/(decrease) in net assets resulting from operations	6,674	6,753	6,797	3,276
Earnings per share	0.40	0.40	0.41	0.31
Net asset value per share	15.16	15.11	15.06	15.67

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2015 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the our periodic reports.

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

Item 9B. Other Information

N/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 79.
(2)	Financial Statement Schedules — None.
(3)	Exhibits.

Number	Description
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00878), filed on May 13, 2013).
3.2	Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on March 1, 2016).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (2)(d) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-173026), filed on June 8, 2011).
10.1	Second Amended and Restated Investment Advisory Agreement between the Registrant and Garrison Capital Advisers LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00878), filed on May 12, 2014).
10.2	Administration Agreement between the Registrant and Garrison Capital Administrator LLC (Incorporated by reference to Exhibit (2)(k)(2) to the Registrant’s Pre-effective Amendment No. 9 to the Registration Statement on Form N-2 (File No. 333-173026), filed on February 26, 2013).
10.3	Trademark License Agreement between the Registrant and Garrison Investment Group LP (Incorporated by reference to Exhibit (2)(k)(3) to the Registrant’s Registration Statement on Form N-2 (File No. 333-173026), filed on March 23, 2011).
10.4	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (2)(e) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-173026), filed on June 8, 2011).
10.5	Indenture dated as of September 25, 2013, among Garrison Funding 2013-2 Ltd., Garrison Funding 2013-2 LLC and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on September 30, 2013).
10.6	Class A-1R Note Purchase Agreement dated as of September 25, 2013, among Garrison Funding 2013-2 Ltd., Garrison Funding 2013-2 LLC, each of the Class A-1R Noteholders party thereto and Natixis, New York Branch (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on September 30, 2013).
10.7	Class A-1T Note Purchase Agreement dated as of September 25, 2013, among Garrison Funding 2013-2 Ltd., Garrison Funding 2013-2 LLC and Capital One, National Association (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on September 30, 2013).
10.8	Collateral Management Agreement dated as of September 25, 2013, by and between Garrison Funding 2013-2 Ltd. and Garrison Funding 2013-2 Manager LLC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on September 30, 2013).
10.9	Sub-Collateral Management Agreement dated as of September 25, 2013, by and between Garrison Funding 2013-2 Manager LLC and Garrison Capital Advisers LLC (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on September 30, 2013).
11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report).

Number	Description
14.1	Joint Code of Ethics of the Registrant and Garrison Capital Advisers LLC (Incorporated by reference to Exhibit (2)(r) to the Registrant’s Registration Statement on Form N-2 (File No. 333-195003), filed on April 3, 2014).
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
24	Power of attorney (included on the signature page hereto)
31.1*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	GLC Trust 2013-2 Consumer Loan Pool Schedule of Investments as of December 31, 2015
99.2	GLC Trust 2013-2 Consumer Loan Pool Schedule of Investments as of December 31, 2014 (Incorporated by reference to Exhibit 99.2 to the Registrant’s Annual Report on Form 10-K, as amended (File No. 814-00878), filed on July 21, 2015)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GARRISON CAPITAL INC.
By: /s/ Joseph Tansey Name: Joseph Tansey Title: Chief Executive Officer Date: March 2, 2016

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

Signature	Title	Date
/s/ Joseph Tansey Joseph Tansey	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 2, 2016

/s/ Brian Chase Brian Chase	Chief Financial Officer, Treasurer and Director (Principal Financial Officer)	March 2, 2016

/s/ Michelle Rancic Michelle Rancic	Chief Accounting Officer (Principal Accounting Officer)	March 2, 2016

/s/ Rafael Astruc Rafael Astruc	Director	March 2, 2016

/s/ Cecil Martin Cecil Martin	Director	March 2, 2016

/s/ Joseph Morea Joseph Morea	Director	March 2, 2016

/s/ Bruce Shewmaker Bruce Shewmaker	Director	March 2, 2016

/s/ Matthew Westwood Matthew Westwood	Director	March 2, 2016

