Form 10-Q
period 2016-03-31
Garrison Capital Inc.
filed 2016-05-09
CIK 1509892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

As of April 29, 2016 the Registrant had 16,193,592 shares of common stock, $0.001 par value, outstanding.

i

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Financial Condition

($ in thousands, except share and per share amounts)

Part I. Financial Information

Item 1. Financial Statements

	March 31, 2016	December 31, 2015
	(unaudited)

Assets
Cash	$23,624	$24,985
Restricted cash	11,874	11,833
Due from counterparties	11,907	1,564
Investments, at fair value
Non-control/non-affiliate investments (amortized cost of $436,069 and $437,053, respectively)	405,554	415,001
Accrued interest receivable	6,175	5,919
Deferred offering costs	503	503
Other assets	348	496
Total assets	$459,985	$460,301
Liabilities
Due to counterparties	$1,552	$368
Incentive fee payable	-	-
Management fee payable	1,812	1,828
Administrator fee payable	239	-
GLC Trust 2013-2 Class A note (Note 7)	12,681	15,664
Senior secured revolving note (Note 7)	40,500	35,000
Senior secured term notes (Note 7)	156,565	156,439
SBIC borrowings (Note 7)	25,748	18,546
Interest payable	714	807
Accrued expenses and other payables	987	939
Total liabilities	$240,798	$229,591
Commitments and contingencies (Note 12)
Net assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized,
16,758,779 shares issued and 16,234,814 shares outstanding as of March 31, 2016 and 100,000,000 shares authorized,16,758,779 shares issued and 16,507,594 shares
outstanding as of December 31, 2015)	$16	$17
Paid-in-capital in excess of par	251,098	254,239
Underdistributed net investment income	8,958	8,782
Accumulated net realized (loss) from investments	(10,370)	(10,275)
Net unrealized (loss) from investments	(30,515)	(22,053)
Total net assets	219,187	230,710
Total liabilities and net assets	$459,985	$460,301
Shares of common stock outstanding	16,234,814	16,507,594
Net asset value per share	$13.50	$13.98

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

March 31, 2016 (unaudited)

($ in thousands, except share amounts)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Common Equity
Apparel Products
Everyware Global, Inc., Common*	242,035	$2,714	$1,815	0.83%
Total Apparel Products		2,714	1,815	0.83

Health Services
Juniper TGX Investment Partners, LLC, Common	3,146	671	1,023	0.46
Total Health Services		671	1,023	0.46

Miscellaneous Manufacturing
Valterra Products Holdings, LLC, Class A	185,847	186	456	0.21
Valterra Products Holdings, LLC, Class B	20,650	21	51	0.02
Total Miscellaneous Manufacturing		207	507	0.23

Miscellaneous Retail
Faraday Holdings, LLC, Common	2,265	110	123	0.06
Provo Craft Holdings, LLC, Common	2,436,157	-	-	-
Total Miscellaneous Retail		110	123	0.06

Transportation Services
EZE Trucking, LLC, Common	2,898	268	-	-
Total Transportation Services		268	-	-

Total Common Equity		$3,970	$3,468	1.58%

Preferred Equity
Consumer Finance Services
Prosper Marketplace Series B Preferred Stock(1)(2)	912,865	$551	$4,236	1.93%
Total Consumer Finance Services		551	4,236	1.93

Miscellaneous Services
SC Academy Holdings, Inc., Preferred Equity	25,000	1,250	1,250	0.57
Total Miscellaneous Services		1,250	1,250	0.57

Total Preferred Equity		$1,801	$5,486	2.50%

Debt Investments
Agricultural Services
BFN Operations LLC, Term Loan*(3)(4)
LIBOR ("L") + 10.00% PIK, 1.00% L Floor, 8/31/2016	10,693	$10,339	$4,824	2.20%
BFN Operations LLC, Term Loan*(3)
L + 8.00% Cash, 4.00% PIK, 1.00% L Floor, 8/31/2016	841	841	841	0.38
Total Agricultural Services		11,180	5,665	2.58

Automotive
Penda Corporation, Term Loan(3)
14.00% Cash, 2.75% PIK, 1/26/2019	7,561	7,487	7,561	3.45
Total Automotive		7,487	7,561	3.45

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

March 31, 2016 (unaudited)

(in thousands)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Broadcasting & Entertainment
CF Entertainment Inc. (Entertainment Studios), Term Loan*
L + 11.00%,1.00% L Floor, 6/26/2020	10,109	$10,041	$10,042	4.58%
Sesac Holdco II, LLC, Term Loan (First Lien)*
L+ 4.25%,1.00% L Floor, 2/8/2019	1,098	1,095	1,078	0.49
Total Broadcasting & Entertainment		11,136	11,120	5.07

Building & Real Estate
ShelterLogic Corp., Term Loan*
L+ 9.50%,1.00% L Floor, 7/30/2019	10,043	9,909	9,841	4.49
Total Building & Real Estate		9,909	9,841	4.49

Business Services
Connexity, Inc., Term Loan*
L+ 10.00%,1.00% L Floor, 2/13/2020	10,043	9,873	9,873	4.50
Total Business Services		9,873	9,873	4.50

Chemicals
Aristech Surfaces LLC, Term Loan B*
L+ 8.00%,1.00% L Floor, 10/17/2019	10,172	10,046	10,045	4.58
Total Chemicals		10,046	10,045	4.58

Communications
HC Cable OpCo, LLC, Term Loan*
L+ 8.50%,1.00% L Floor, 7/17/2018	10,732	10,646	10,732	4.90
Sirva Worldwide, Loan*
L+ 6.25%,1.25% L Floor, 3/27/2019	8,090	8,071	7,645	3.49
TableTop Media, LLC, Lease**
10.00%, 10/15/2019	5,398	5,385	5,388	2.46
U.S. Telepacific Corp., Term Loan*
L+ 5.00%,1.00% L Floor, 11/25/2020	1,990	1,979	1,885	0.86
Total Communications		26,081	25,650	11.71

Computer Programming, Data Processing, & Other Computer Related Services
Emtec Global Services Holdings, LLC, Term Loan**
L+ 8.25%, 0.43%, 11/30/2020	2,817	2,781	2,781	1.27
Emtec Global Services Holdings, LLC, Revolver
L+ 8.25%, 0.44%, 11/30/2020	98	98	97	0.04
Total Computer Programming, Data Processing, & Other Computer Related Services		2,879	2,878	1.31

Consumer Finance Services
Affiliated Wealth Partners Holdings LLC, Term Loan*(1)
L+ 8.00%,1.00% L Floor, 9/15/2020	4,054	4,000	4,000	1.83
PlanMember Financial Corporation, Term Loan*(1)
L+ 6.50%,1.50% L Floor, 12/31/2020	1,226	1,207	1,226	0.56
Project Sunshine IV Pty Ltd (Sensis), New Term Loans*(1)
L+ 7.00%,1.00% L Floor, 9/23/2019	2,963	2,827	2,785	1.27
Project Sunshine IV Pty Ltd (Sensis), New Term Loans*(1)
L+ 7.00%,1.00% L Floor, 9/23/2019	5,489	5,456	5,159	2.35
Total Consumer Finance Services		13,490	13,170	6.01

Cosmetics/Toiletries
ActivStyle, Inc., Term Loan**
L+ 9.00%, 0.50% L Floor, 7/9/2020	10,043	9,892	9,892	4.51
Total Cosmetics/Toiletries		9,892	9,892	4.51

Electrical Equipment
AbelConn, LLC (Atrenne Computing), Term Loan*
L+ 8.50%,1.00% L Floor, 7/17/2019	10,328	10,192	10,192	4.65
Otter Products, LLC (OtterBox Holdings, Inc.), Term B Loan*
L+ 4.75%,1.00% L Floor, 6/3/2020	2,000	1,959	1,720	0.78
Total Electrical Equipment		12,151	11,912	5.43

Equipment Rental & Leasing
University Furnishings, L.P., Term Loan B**
L+ 6.75%, 0.50% L Floor, 12/17/2020	7,102	6,987	6,968	3.18
Total Equipment Rental & Leasing		6,987	6,968	3.18

Food Stores - Retail
Specialty Bakers LLC, Term Loan*
L+ 7.50%,1.00% L Floor, 8/7/2019	9,985	9,840	9,863	4.50
Total Food Stores - Retail		9,840	9,863	4.50

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

March 31, 2016 (unaudited)

(in thousands)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Health Services
Aurora Diagnostics, LLC, Delayed Draw Term Loan*
L+ 7.13%, 1.25% L Floor, 7/31/2019	850	$846	$846	0.39%
Aurora Diagnostics, LLC, Delayed Draw Term Loan B*
L+ 7.13%, 1.25% L Floor, 7/31/2019	598	598	594	0.27
Aurora Diagnostics, LLC, Term Loan*
L+ 7.13%, 1.25% L Floor, 7/31/2019	5,557	5,518	5,518	2.51
Forest Park Medical Center at Fort Worth, LLC, Lease(4)
13.00%, 2/11/2020	9,246	9,114	3,986	1.82
Forest Park Medical Center at Fort Worth, LLC, Term Loan(4)
14.00%, on Demand	344	337	148	0.07
Forest Park Medical Center at San Antonio, LLC, Lease(4)
13.00%, 2/11/2020	8,982	8,832	4,268	1.95
Forest Park Medical Center at San Antonio, LLC, Term Loan(4)
14.00%, on Demand	1,951	1,914	927	0.42
SCG Capital Corporation (Radiation Therapy), Term Note
12.00%, 5/1/2017	2,979	2,979	2,979	1.36
Theragenics Corporation, Term Loan**
L+ 12.00%, 1.00% L Floor, 12/23/2020	6,241	6,139	6,116	2.78
Walnut Hill Physicians' Hospital, LLC, Lease
12.50%, 4/30/2019	7,231	7,231	7,231	3.31
Total Health Services		43,508	32,613	14.88

Insurance Agents
Worley Claims Services, LLC, Term Loan*
L+ 8.00%, 1.00% L Floor, 10/31/2020	10,369	10,303	10,290	4.69
Total Insurance Agents		10,303	10,290	4.69

Metal Mining
Metal Services LLC (Phoenix), New Term Loans*
L+ 5.00%, 1.00% L Floor, 6/30/2017	1,990	1,949	1,888	0.86
Total Metal Mining		1,949	1,888	0.86

Miscellaneous Manufacturing
AP Gaming I, LLC, Term B Loan*
L+ 8.25%, 1.00% L Floor, 12/21/2020	10,196	10,053	9,360	4.27
A.S.V., Inc., Term Loan*
L+ 11.00%, 0.50% L Floor, 12/19/2019	8,070	7,950	7,950	3.63
CR Brands, Inc., Term Loan*
L+ 9.25%, 1.00% L Floor, 8/23/2017	10,231	10,147	10,137	4.62
Gardner Denver, Inc., Initial Dollar Term Loan*
L+ 3.25%, 1.00% L Floor, 7/30/2020	1,990	1,881	1,811	0.83
Kranos Acquisition Corp., Term Loan*
L+ 11.00%, 1.00% L Floor, 6/15/2017	9,081	9,035	9,046	4.13
Lexmark Carpet Mills, Inc., Term Loan*
L+ 10.00%, 1.00% L Floor, 12/19/2019	9,971	9,786	9,786	4.45
PCCR USA, Inc., Term Loan A*
L+ 8.00%, 1.00% L Floor, 12/1/2019	6,781	6,682	6,682	3.05
PCCR USA, Inc., Term Loan B*
L+ 8.00%, 1.00% L Floor, 12/1/2019	3,391	3,329	3,329	1.52
Pelican Products, Inc., Term Loan*
L+ 4.25%, 1.00% L Floor, 4/10/2020	1,950	1,933	1,739	0.79
Profusion Industries, LLC, Term Loan*
L+ 9.00%, 0.50% L Floor, 6/19/2020	10,171	10,000	10,000	4.56
Texas Hydraulics Holding, Inc., Term Loan**
Prime Rate (“P”) + 5.50%, 3.50% P, 2/17/2021	8,200	8,040	8,040	3.67
Total Miscellaneous Manufacturing		78,836	77,880	35.52

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

March 31, 2016 (unaudited)

(in thousands)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Miscellaneous Retail
360 Holdings III Corp., Term Loan*
L+ 9.00%, 1.00% L Floor, 10/1/2021	7,363	$7,083	$7,082	3.23%
Confluence Outdoor, LLC, Term Loan*
L+ 7.00%,1.00% L Floor, 4/18/2019	6,657	6,586	6,586	3.00
Confluence Outdoor, LLC, Delayed Draw Term Loan
L+ 7.00%,1.00% L Floor, 4/18/2019	999	988	988	0.45
HRI Holding Corp. (Houlihan’s Restaurants), Term Loan*
L+ 6.25%,1.00% L Floor, 12/17/2020	6,800	6,666	6,667	3.04
Interior Specialists, Inc., Term Loan*
L+ 8.00%,1.00% L Floor, 6/30/2020	10,196	10,023	10,023	4.58
PD Products, LLC, Term Loan*
L+ 10.50%,1.50% L Floor, 10/4/2018	9,511	9,418	9,511	4.34
PD Products, LLC, Revolver
L+ 10.50%, 1.50% L Floor, 10/4/2018	344	344	344	0.16
Sears Holdings Corporation, Term Loan*
L+ 7.50%, 1.00% L Floor, 7/20/2020	1,600	1,552	1,552	0.71
Total Miscellaneous Retail		42,660	42,753	19.51

Miscellaneous Services
Simmons Research LLC, Term Loan*
L+ 10.50%, 0.69% L, 12/11/2020	3,909	3,836	3,836	1.75
Speed Commerce, Inc., Term Loan*(4)
P+ 13.00%,3.50% P, 11/21/2019	13,226	13,074	1,985	0.91
Speed Commerce, Inc., Protective Advance
P+ 13.00%, 3.50% P, 11/21/2019	389	389	389	0.18
Sprint Industrial Holdings, LLC, Term Loan (First Lien)*
L+ 5.75%,1.25% L Floor, 5/14/2019	4,811	4,792	3,536	1.61
YourMembership Holding Company, Term Loan A**
L+ 7.00%,1.00% L Floor, 9/12/2019	10,029	9,970	9,957	4.54
Total Miscellaneous Services		32,061	19,703	8.99

Nonferrous Metal/Minerals
NN, Inc., Initial Term Loan*
L+ 4.75%,1.00% L Floor, 10/19/2022	1,990	1,972	1,960	0.89
Total Nonferrous Metal/Minerals		1,972	1,960	0.89

Oil & Gas
Badlands Production Company (fka Gasco) , Term Loan*
L+ 17.50%,1.00% L Floor, 5/14/2018	10,500	10,350	9,975	4.55
Iracore International Holdings, Inc., Term Loan*
L+ 9.00%,1.00% L Floor, 7/10/2020	8,878	8,764	8,211	3.75
Rooster Energy Ltd., Term Loan*(3)
L+ 13.00% Cash, 8.00% PIK,1.50%, L Floor, 6/25/2018	5,563	5,500	5,285	2.41
Total Oil & Gas		24,614	23,471	10.71

Printing & Publishing
Dodge Data & Analytics LLC, Term Loan*
L+ 8.75%,1.00% L Floor, 10/31/2019	9,220	9,088	9,088	4.15
Total Printing & Publishing		9,088	9,088	4.15

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

March 31, 2016 (unaudited)

(in thousands)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Specialty Services
Vistronix, LLC, Term Loan*
L+ 8.50%, 0.50% L Floor, 12/4/2018	9,383	$9,332	$9,332	4.25%
Vistronix, LLC, Revolver
L+ 8.50%, 0.50% L Floor, 12/4/2018	875	875	870	0.40
Total Specialty Services		10,207	10,202	4.65

Transportation Services
Fleetgistics Holdings, Inc., Term Loan*
L+ 6.13%,2.00% L Floor, 12/31/2018	983	983	884	0.40
Gruden Acquisition, Inc., Term Loan (First Lien)*
L+ 4.75%,1.00% L Floor, 8/18/2022	1,995	1,958	1,724	0.80
MXD Group, Inc. (fka Exel Direct Inc.), Term Loan*(3)
L+ 5.00% Cash, 8.00% PIK, 1.00% L Floor, 5/31/2018	14,614	14,498	13,884	6.35
Raymond Express International, LLC, Term Loan*
L+ 7.75%,1.75% L Floor, 2/28/2018	1,695	1,688	1,610	0.73
Total Transportation Services		19,127	18,102	8.28

Total Debt Investments		$415,276	$382,388	174.45%

Financial Assets
Consumer Finance Services
GLC Trust 2013-2 Consumer Loan Pool(1)(5)	15,089	$15,089	$14,245	6.50%
Total Consumer Finance Services		15,089	14,245	6.50

Total Financial Assets		$15,089	14,245	6.50%

Unfunded Commitments
Communications
HC Cable OpCo, LLC, Revolver
0.50%, 7/17/2018	955	$(8)	$-	-%
Total Communications		(8)	-	-

Computer Programming, Data Processing, & Other Computer Related Services
Emtec Global Services Holdings, LLC, Revolver*(6)
0.00%, 11/30/2020	360	(6)	(6)	-
Emtec Global Services Holdings, LLC, Delayed Draw Term Loan(6)
0.00%, 11/30/2020	271	(3)	(3)	-
Total Computer Programming, Data Processing, & Other Computer Related Services		(9)	(9)	-

Health Services
Aurora Diagnostics, LLC, Delayed Draw Term Loan B(6)
2.25%, 7/31/2019	1,795	(18)	(14)	(0.01)
Aurora Diagnostics, LLC, Revolver*(6)
0.38%, 7/31/2019	1,020	(7)	(7)	-
Total Health Services		(25)	(21)	(0.01)

Miscellaneous Retail
PD Products, LLC, Revolver
0.50%, 10/4/2018	1,296	(16)	-	-
Total Miscellaneous Retail		(16)	-	-

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

March 31, 2016 (unaudited)

(in thousands)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Unfunded Commitments (continued)
Miscellaneous Services
YourMembership Holding Company, Revolver(6)
L + 0.00%, 9/12/2019	441	$(3)	$(3)	-%
Total Miscellaneous Services		(3)	(3)	-

Specialty Services
Vistronix, LLC, Revolver
0.50%, 12/4/2018	-	(5)	-	-
Total Specialty Services		(5)	-	-

Transportation Services
Raymond Express International, LLC, Revolver
0.50%, 2/28/2018	215	(1)	-	-
Total Transportation Services		(1)	-	-

Total Unfunded Commitments		$(67)	$(33)	(0.01)%

Total Non-Control/Non-Affiliate Investments		$436,069	$405,554	185.02%

_____________

* **

Denotes that all or a portion of the investment is held as collateral by the CLO (see Note 7).

Denotes that all or a portion of the loan is held by Garrison SBIC.

L = London Interbank Offered Rate.

P = Prime Rate

(1)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(2)	Net of incentive fee payable to a third party equal to 20% of any distribution after the Company has received its full net capital investment plus a 12% preferred return in GLC Trust 2013-2 and Prosper Marketplace Series B Preferred Stock.

(3)	Coupon is payable in cash, and/or payment-in-kind (“PIK”), or a combination thereof.

(4)	Investment is currently not income producing and placed on non-accrual status.

(5)	GLC Trust 2013-2 includes 2,373 small balance consumer loans with an average par of $6,359, a weighted average rate of 15.6% and a weighted average maturity of June 15, 2018. See Note 4 for additional information. See Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 for detail on underlying loans.

(6)	The negative fair value is the result of the unfunded commitments being valued below par. These amounts may or may not be funded to the borrowing party currently or in the future.

All debt investments were income producing as of March 31, 2016, unless otherwise noted. Common and preferred equity investments are non income-producing unless otherwise noted.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2015

(in thousands, except share amounts)

Security Description	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Common Equity
Apparel Products
Everyware Global, Inc., Common	242,035	$2,714	$1,815	0.78%
Total Apparel Products		2,714	1,815	0.78

Health Services
Juniper TGX Investment Partners, LLC, Common	3,146	671	1,023	0.44
Total Health Services		671	1,023	0.44

Miscellaneous Manufacturing
Valterra Products Holdings, LLC, Class A	185,847	186	456	0.21
Valterra Products Holdings, LLC, Class B	20,650	21	51	0.02
Total Miscellaneous Manufacturing		207	507	0.23

Miscellaneous Retail
Faraday Holdings, LLC, Common	2,265	110	123	0.05
Provo Craft Holdings, LLC, Common	2,436,157	-	-	-
Total Miscellaneous Retail		110	123	0.05

Transportation Services
EZE Trucking, LLC, Common	2,898	268	-	-
Total Transportation Services		268	-	-

Total Common Equity		$3,970	$3,468	1.50%

Preferred Equity
Consumer Finance Services
Prosper Marketplace Series B Preferred Stock(1)(2)	182,573	$551	$4,236	1.84%
Total Consumer Finance Services		551	4,236	1.84

Miscellaneous Services
SC Academy Holdings, Inc., Preferred Equity	25,000	1,250	1,250	0.54
Total Miscellaneous Services		1,250	1,250	0.54

Total Preferred Equity		$1,801	$5,486	2.38%

Debt Investments
Agricultural Services
BFN Operations LLC , Term Loan*(4)
LIBOR ("L") + 10.00%,1.00% Floor, 12/29/2017	10,500	$10,339	$5,040	2.18%
Total Agricultural Services		10,339	5,040	2.18

Automotive
Penda Corporation, Term Loan(3)
14.00% Cash, 2.00% PIK, 1/26/2019	7,512	7,431	7,512	3.26
Total Automotive		7,431	7,512	3.26

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2015

(in thousands)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Broadcasting & Entertainment
CF Entertainment Inc. (Entertainment Studios), Term Loan*
L + 11.00%,1.00% L Floor, 6/26/2020	10,135	$10,063	$10,063	4.36%
Sesac Holdco II, LLC, Term Loan (First Lien)*
L+ 4.25%,1.00% L Floor, 2/8/2019	1,100	1,098	1,082	0.47
Total Broadcasting & Entertainment		11,161	11,145	4.83

Building & Real Estate
ShelterLogic Corp., Term Loan*
L+ 9.50%,1.00% L Floor, 7/30/2019	10,106	9,962	9,961	4.32
Total Building & Real Estate		9,962	9,961	4.32

Business Services
Connexity, Inc., Term Loan*
L+ 10.00%,1.00% L Floor, 2/13/2020	10,171	9,989	9,988	4.33
Total Business Services		9,989	9,988	4.33

Chemicals
Aristech Surfaces LLC, Term Loan B*
L+ 8.00%,1.00% L Floor, 10/17/2019	10,238	10,102	10,101	4.38
Total Chemicals		10,102	10,101	4.38

Communications
HC Cable OpCo, LLC, Term Loan*
L+ 8.50%,1.00% L Floor, 7/17/2018	10,760	10,665	10,760	4.66
Sirva Worldwide, Loan*
L+ 6.25%,1.25% L Floor, 3/27/2019	8,090	8,069	7,807	3.38
TableTop Media, LLC, Lease**
10.00%, 10/15/2019	5,729	5,716	5,718	2.48
U.S. Telepacific Corp., Term Loan*
L+ 5.00%,1.00% L Floor, 11/25/2020	1,995	1,983	1,898	0.83
Total Communications		26,433	26,183	11.35

Consumer Finance Services
Affiliated Wealth Partners Holdings LLC, Term Loan*
L+ 8.00%,1.00% L Floor, 9/15/2020	4,236	4,177	4,177	1.81
PlanMember Financial Corporation, Term Loan*(1)
L+ 6.50%,1.50% L Floor, 12/31/2020	1,245	1,231	1,245	0.54
Project Sunshine IV Pty Ltd (Sensis), New Term Loans*(1)
L+ 7.00%,1.00% L Floor, 9/23/2019	3,000	2,853	2,850	1.24
Project Sunshine IV Pty Ltd (Sensis), New Term Loans*(1)
L+ 7.00%,1.00% L Floor, 9/23/2019	6,627	6,584	6,296	2.73
Total Consumer Finance Services		14,845	14,568	6.32

Computer Programming, Data Processing, & Other Computer Related Services
Emtec Global Services Holdings, LLC, Term Loan**
L+ 8.25%, 0.25% L Floor 11/30/2020	2,834	2,797	2,797	1.21
Emtec Global Services Holdings, LLC, Revolver
L+ 8.25%, 0.25% L Floor 11/30/2020	131	131	129	0.06
Total Computer Programming, Data Processing, & Other Computer Related Services		2,928	2,926	1.27

Cosmetics/Toiletries
ActivStyle, Inc., Term Loan**
L+ 9.00%, 0.50% L Floor, 7/9/2020	10,171	10,010	10,010	4.34
Total Cosmetics/Toiletries		10,010	10,010	4.34

Electrical Equipment
AbelConn, LLC (Atrenne Computing), Term Loan*
L+ 8.50%,1.00% L Floor, 7/17/2019	10,375	10,228	10,228	4.43
Otter Products, LLC (OtterBox Holdings, Inc.), Term B Loan*
L+ 4.75%,1.00% L Floor, 6/3/2020	2,000	1,957	1,908	0.83
Total Electrical Equipment		12,185	12,136	5.26

Equipment Rental & Leasing, Not Elsewhere Classified
University Furnishings, L.P., Term Loan B**
L+ 6.75%, 0.50% L Floor, 12/17/2020	7,102	6,985	6,961	3.02
Total Equipment Rental & Leasing, Not Elsewhere Classified		6,985	6,961	3.02

Food Stores - Retail
Specialty Bakers LLC, Term Loan*
L+ 7.25%,1.00% L Floor, 8/7/2019	9,435	9,290	9,290	4.03
Total Food Stores - Retail		9,290	9,290	4.03

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2015

(in thousands)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Health Services
Aurora Diagnostics, LLC, Delayed Draw Term Loan
L+ 7.13%,1.25% L Floor, 7/31/2019	850	$846	$846	0.37%
Aurora Diagnostics, LLC, Term Loan*
L+ 7.13%,1.25% L Floor, 7/31/2019	5,574	5,532	5,532	2.40
eResearchTechnology, Inc., Term Loan*
L+ 4.50%,1.00% L Floor, 5/8/2022	1,995	1,980	1,952	0.85
Forest Park Medical Center at Fort Worth, LLC, Lease(4)
13.00%, 2/11/2020	9,246	9,114	7,397	3.21
Forest Park Medical Center at Fort Worth, LLC, Term Loan(4)
14.00%, on Demand	344	337	276	0.12
Forest Park Medical Center at San Antonio, LLC, Lease(4)
13.00%, 2/11/2020	8,982	8,832	5,636	2.44
Forest Park Medical Center at San Antonio, LLC, Term Loan(4)
14.00%, on Demand	1,951	1,914	1,224	0.53
SCG Capital Corporation (Radiation Therapy), Term Note
12.00%, 5/1/2017	3,656	3,656	3,656	1.58
Theragenics Corporation, Term Loan**
L+ 12.00%,1.00% L Floor, 12/23/2020	6,324	6,216	6,233	2.70
Walnut Hill Physicians' Hospital, LLC, Lease
12.50%, 4/30/2019	7,725	7,725	7,725	3.35
Total Health Services		46,152	40,477	17.55

Insurance Agents
Worley Claims Services, LLC, Term Loan*
L+ 8.00%,1.00% L Floor, 10/31/2020	10,395	10,325	10,311	4.47
Total Insurance Agents		10,325	10,311	4.47

Metal Mining
Metal Services LLC (Phoenix), New Term Loans*
L+ 5.00%,1.00% L Floor, 6/30/2017	1,995	1,946	1,761	0.76
Total Metal Mining		1,946	1,761	0.76

Miscellaneous Manufacturing
AP Gaming I, LLC, Term B Loan*
L+ 8.25%,1.00% L Floor, 12/21/2020	10,222	10,071	9,826	4.26
A.S.V., Inc., Term Loan*
L+ 9.50%,1.00% L Floor, 12/19/2019	9,138	8,993	8,993	3.90
CR Brands, Inc., Term Loan*
L+ 9.25%,1.00% L Floor, 8/23/2017	10,500	10,398	10,386	4.50
Gardner Denver, Inc., Initial Dollar Term Loan*
L+ 3.25%,1.00% L Floor, 7/30/2020	1,995	1,879	1,797	0.78
Kranos Acquisition Corp., Term Loan*(3)
L+ 10.00% Cash,1.00% L Floor, 6/15/2017	9,338	9,282	9,295	4.03
Lexmark Carpet Mills, Inc., Term Loan*
L+ 10.00%,1.00% L Floor, 12/19/2019	10,500	10,292	10,292	4.46
Pelican Products, Inc., Term Loan*
L+ 4.25%,1.00% L Floor, 4/10/2020	1,995	1,976	1,955	0.85
PCCR USA, Inc., Term Loan A*
L+ 8.00%,1.00% L Floor, 12/1/2019	6,825	6,718	6,718	2.91
PCCR USA, Inc., Term Loan B*
L+ 8.00%,1.00% L Floor, 12/1/2019	3,413	3,346	3,346	1.45
Profusion Industries, LLC, Term Loan*
L+ 9.00%,0.50% L Floor, 6/19/2020	10,300	10,116	10,116	4.38
Total Miscellaneous Manufacturing		73,071	72,724	31.52

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2015

(in thousands)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Miscellaneous Retail
360 Holdings III Corp., Term Loan*
Prime Rate ("P") + 8.00%, 3.50% P, 10/1/2021	7,382	$7,088	$7,087	3.07%
Confluence Outdoor, LLC, Term Loan*
L+ 7.00%,1.00% L Floor, 4/18/2019	6,657	6,580	6,580	2.85
Confluence Outdoor, LLC, Delayed Draw Term Loan
L+ 7.00%,1.00% L Floor, 4/18/2019	999	987	987	0.43
Interior Specialists, Inc., Term Loan*
L+ 8.00%,1.00% L Floor, 6/30/2020	10,248	10,064	10,064	4.37
PD Products, LLC, Term Loan*(3)
L+ 10.50%,1.50% L Floor, 10/4/2018	9,644	9,540	9,644	4.18
PD Products, LLC, Revolver
L+ 10.50%,1.50% L Floor, 10/4/2018	673	673	673	0.29
Total Miscellaneous Retail		34,932	35,035	15.19

Miscellaneous Services
Simmons Research LLC, Term Loan*
L+ 10.50%, 0.56% L, 12/11/2020	3,959	3,880	3,880	1.68
Speed Commerce, Inc., Term Loan*(4)
P+ 13.00%,3.50% P, 11/21/2019	13,226	13,063	3,254	1.41
Sprint Industrial Holdings, LLC, Term Loan (First Lien)*
L+ 5.75%,1.25% L Floor, 5/14/2019	4,824	4,802	4,028	1.75
YourMembership Holding Company, Term Loan A**
L+ 7.00%,1.00% L Floor, 9/12/2019	10,056	9,992	9,978	4.32
Total Miscellaneous Services		31,737	21,140	9.16

Nonferrous Metal/Minerals
NN, Inc., Initial Term Loan*
L+ 4.75%,1.00% L Floor, 10/19/2022	1,995	1,976	1,968	0.85
Total Nonferrous Metal/Minerals		1,976	1,968	0.85

Oil & Gas
Badlands Production Company (fka Gasco) , Term Loan*
L+ 12.50%,1.00% L Floor, 5/14/2018	10,500	10,332	9,975	4.32
Rooster Energy Ltd., Term Loan*
L+ 11.50%,1.50% L Floor, 6/25/2018	5,938	5,863	5,641	2.44
Iracore International Holdings, Inc., Term Loan*
L+ 9.00%,1.00% L Floor, 7/10/2020	8,878	8,757	8,433	3.66
Total Oil & Gas		24,952	24,049	10.42

Printing & Publishing
Dodge Data & Analytics LLC, Term Loan*
L+ 8.75%,1.00% L Floor, 10/31/2019	9,286	9,143	9,143	3.96
Total Printing & Publishing		9,143	9,143	3.96

Retail-Building Materials, Hardware, Garden Supply & Mobile Home Dealers
Builders FirstSource, Inc., Initial Term Loan*
L+ 5.00%,1.00% L Floor, 7/31/2022	1,995	1,986	1,967	0.85
Total Retail-Building Materials, Hardware, Garden Supply & Mobile Home Dealers		1,986	1,967	0.85

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
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Unfunded Commitments (continued)
Miscellaneous Services
YourMembership Holding Company, Revolver(6)
L + 0.00%, 9/12/2019	441	$(3)	$(3)	-%
Total Miscellaneous Services		(3)	(3)	-

Specialty Services
Vistronix, LLC, Revolver(6)
0.50%, 12/4/2018	315	(5)	(2)	-
Total Specialty Services		(5)	(2)	-

Transportation Services
Raymond Express International, LLC, Revolver
0.50%, 2/28/2018	215	(1)	-	-
Total Transportation Services		(1)	-	-

Total Unfunded Commitments		$(73)	$(42)	(0.02)%

Total Non-Control/Non-Affiliate Investments		$437,053	$415,001	179.88%

_____________

* **

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

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

($ in thousands, except share and per share amounts)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Investment income
Interest income
Non-control/non-affiliate investments	$10,875	$12,958
Other income	181	521
Total investment income	11,056	13,479

Expenses
Interest expense	2,008	1,850
Management fee	1,850	1,990
Incentive fee	-	695
Professional fees	386	316
Directors' fees	107	106
Administrator expenses	269	242
Other expenses	527	552
Total expenses	5,147	5,751
Net investment income before excise taxes	5,909	7,728
Excise tax expense	(50)	(46)
Net investment income	5,859	7,682

Realized and unrealized (loss)/gain on investments
Net realized (loss)/gain from investments
Non-control/non-affiliate investments	(95)	(490)
Net change in unrealized (loss)/gain from investments
Non-control/non-affiliate investments	(8,462)	(4,220)
Net realized and unrealized (loss)/gain on investments	(8,557)	(4,710)

Net (decrease)/increase in net assets resulting from operations	$(2,698)	$2,972

Net investment income per common share	$0.36	$0.46
Net (decrease)/increase in net assets resulting from operations per common share	$(0.17)	$0.18
Basic weighted average common shares outstanding(1)	16,319,453	16,758,779

Dividends and distributions declared per common share	$0.35	$0.35

____________

(1)	Calculated using basic weighted average common shares outstanding.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

($ in thousands, except share and per share amounts)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015

(Decrease)/increase in net assets from operations:
Net investment income	$5,859	$7,682
Net realized (loss) from investments	(95)	(490)
Net change in unrealized (loss) on investments	(8,462)	(4,220)
Net (decrease)/increase in net assets from operations	(2,698)	2,972

Dividends and distributions to stockholders:
From net investment income	(5,685)	(5,866)
Total dividends and distributions to stockholders(1)	(5,685)	(5,866)

Common share transactions
Repurchase of common stock (see Note 13)	(3,140)	-
Net (decrease)/increase in net assets from common share transaction	(3,140)	-

Total (decrease)/increase in net assets	(11,523)	(2,894)
Net assets at beginning of period	230,710	261,103
Net assets at end of period	$219,187	$258,209
Net asset value per common share	$13.50	$15.41
Common shares outstanding at end of period	16,234,814	16,758,779

Underdistributed net investment income included in net assets	$8,958	$1,816

(1)	Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

____________

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

($ in thousands, except share and per share amounts)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities
Net (decrease)/increase in net assets resulting from operations	$(2,698)	$2,972
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net accretion of discounts on investments	(360)	(437)
Net realized loss/(gain) from investments	95	490
Amortization of discount on senior secured notes payable	50	79
Amortization of deferred debt issuance costs	206	195
Net change in unrealized loss/(gain) on investments	8,462	4,220
Payment-in-kind interest	(466)	(432)
Purchases of investments	(34,875)	(35,756)
Paydowns of investments	11,598	47,673
Sales of investments	24,993	-
Changes in operating assets and liabilities:
(Increase)/decrease in cash, restricted	(41)	5,777
(Increase)/decrease in due from counterparties	(10,343)	(291)
(Increase)/decrease in accrued interest receivable	(257)	(215)
(Increase)/decrease in deferred offering costs	-	(21)
Decrease/(increase) in prepaid administrator fee	-	74
Decrease/(increase) in other assets	102	71
Increase/(decrease) in due to counterparties	1,184	(109)
Increase/(decrease) in payables to affiliates	223	1,538
(Decrease)/increase in interest payable on notes payable	(93)	(53)
Increase/(decrease) in accrued expenses and other payables	48	56
Net cash (used in)/provided by operating activities	(2,172)	25,831

Cash flows from financing activities
Repurchase of common stock	(3,140)	-
Distributions paid to stockholders	(5,685)	(5,866)
Payments for financing costs	(178)	-
Proceeds/(repayment) of senior secured revolving notes	5,500	(9,500)
Repayment of GLC Trust 2013-2 Class A notes	(3,046)	(3,761)
Proceeds from Garrison SBIC borrowings	7,360	-
Net cash provided by/(used in) financing activities	811	(19,127)

Net (decrease)/increase in cash	(1,361)	6,704
Cash at beginning of period	24,985	13,651
Cash at end of period	$23,624	$20,355

Supplemental disclosure of cash flow information
Cash paid for interest expense	$2,018	$1,630

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

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

March 31, 2016

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

March 31, 2016

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation including the retrospective reclassification of deferred debt issuance costs to be presented as a liability, netted against the carrying amount of the corresponding debt liability. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”).

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

March 31, 2016

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

As of March 31, 2016 and December 31, 2015, all of the Company’s investments were Non-Control/Non-Affiliate Investments.

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

Cash and Cash Equivalents

As of March 31, 2016 and December 31, 2015, cash held in designated bank accounts with the Custodian was $22.4 million and $23.4 million, respectively. As of March 31, 2016 and December 31, 2015, cash held in designated bank accounts with other major financial institutions was $1.2 million and $1.6 million, respectively. At times, these balances may exceed federally insured limits and this potentially subjects the Company to a concentration of credit risk. The Company believes it is not exposed to any significant credit risk associated with its cash custodian.

The Company defines cash equivalents as highly liquid financial instruments with original maturities of three months or less, including those held in overnight sweep bank deposit accounts. As of March 31, 2016 and December 31, 2015, the Company held no cash equivalents.

Cash and Cash Equivalents, Restricted

 Restricted cash as of March 31, 2016 and December 31, 2015 included cash of $10.6 million and $10.4 million, respectively, held by GF 2013-2 in designated bank accounts with the Custodian. GF 2013-2 is required to use a portion of these amounts to pay interest expense, reduce borrowings at the end of the investment period and to pay other amounts in accordance with the terms of the indenture of the CLO. Funds held by GF 2013-2 are not available for general use by the Company. Restricted cash as of March 31, 2016 and December 31, 2015 also included cash of $1.3 million and $1.4 million, respectively, held by GLC Trust 2013-2 in designated restricted bank accounts.

GLC Trust 2013-2 is required to use a portion of these amounts to make principal payments and pay interest expense in accordance with the terms of the indenture governing the GLC Trust 2013-2 Notes.

As of both March 31, 2016 and December 31, 2015, the Company held no restricted cash equivalents.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

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

The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. The Company recognized $0.4 million and $0.8 million in charge offs in realized losses from investments for consumer loans held by GLC Trust 2013-2 for the three months ended March 31, 2016 and March 31, 2015, respectively. The Company had four investments on non-accrual status as of both March 31, 2016 and December 31, 2015.

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

March 31, 2016

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

March 31, 2016

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

Deferred Financing Costs

Financing costs incurred in connection with the execution of the CLO, SBIC borrowings and GLC Trust Securitization are included as a reduction in the net book value of the related liability on our consolidated statement of financial condition. These costs are amortized as interest expense over the life of the related obligations.

Offering Costs

Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity or debt offerings and are charged against proceeds from the offerings when received. As of both March 31, 2016 and December 31, 2015, $0.5 million of expenses associated with the shelf registration statement initially filed with the SEC on April 3, 2014 (“Registration Statement”) were deferred and included in deferred offering costs. These amounts will be charged against proceeds from future offerings of securities when received.

Share Repurchase

Share repurchase transactions are recorded on a trade date basis, which is the date when management has determined that all material legal terms have been contractually defined for the transactions. The aggregate cost of common stock repurchased, including any direct transaction costs, is recorded as a reduction of the par and paid-in-capital in excess of par value accounts, respectively.

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

March 31, 2016

2. Significant Accounting Policies and Recent Updates  – (continued)

The Company adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if the Board declares a cash dividend or other distribution, then our stockholders who have not ‘opted out’ of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, which may be newly issued shares or shares acquired by AST through open-market purchases, rather than receiving the cash distribution. As of March 31, 2016, no new shares have been issued to fulfill the dividend reinvestment plan.

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

Income Taxes

As discussed in Note 1, for tax purposes, GARS has elected to be treated as a RIC under Subchapter M of the Code and intends to qualify each taxable year for such treatment. In addition, GF 2013-2, GF 2013-2 Manager, the GARS Equity Holdings Entities, Walnut Hill II LLC and Forest Park II LLC are disregarded entities for tax purposes. GLC Trust 2013-2 is a grantor trust for U.S. taxable income purposes, whereby the income reverts to GARS, accordingly, no provision for federal income tax was made in the consolidated financial statements for the three months ended March 31, 2016 or the year ended December 31, 2015.

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

March 31, 2016

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

For the three months ended March 31, 2016 there was $50,000 of U.S. federal excise tax expense recorded. For the three months ended March 31, 2015, there was $45,000 of U.S. federal excise tax expense recorded. In addition, GARS has certain wholly owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds a portion of one or more of our portfolio investments that are listed on the consolidated schedule of investments. The Taxable Subsidiaries are consolidated for financial reporting purposes in accordance with U.S. GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is, among other things, to permit GARS to hold certain interests in portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90.0% of the RIC’s gross income for federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of investment income, it could jeopardize GARS ability to qualify as a RIC and therefore cause GARS to incur significant amounts of corporate-level U.S. federal income taxes. Where interests in LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, however, the income from such interests is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping GARS preserve its RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with U.S. GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent differences have no impact on net assets. The below were reclassifications made due to permanent differences for the tax year ended December 31, 2015:

($ in thousands)	December 31, 2015
Accumulated net investment (loss)	$2,259
Accumulated net realized gain on investments	(2,069)
Paid - in capital	(190)

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

2. Significant Accounting Policies and Recent Updates  – (continued)

The following table reconciles net increase in net assets resulting from operations to taxable income for tax year ended December 31, 2015:

($ in thousands)	December 31, 2015
Net (decrease)/increase in net assets resulting from operations	$(3,660)
Net change in unrealized loss from investments	21,919
Net capital loss carryforward	10,275
Permanent book-to-tax differences	190
Temporary book-to-tax differences	(2,169)
Taxable income before deductions for distribution	$26,555

As of December 31, 2015, the accumulated earnings/(deficit) on a tax basis was:

($ in thousands)	December 31, 2015
Undistributed ordinary income	$8,782
Accumulated capital gain and other gains/(losses)	(10,275)
Unrealized (losses) on investments	(22,053)
Total accumulated earnings/(deficit)	$(23,546)

The tax character of all distributions paid for the year ended December 31, 2015 was classified as ordinary income.

As of December 31, 2015 the components of accumulated losses on a tax basis, as detailed below, differ from the amounts reflected per GARS’ consolidated statement of assets and liabilities by temporary book-to-tax differences arising from book-to-tax differences related to the deductibility of accrued Incentive Fees payable to the Investment Adviser attributable to unrealized gains (losses) on investments and book-to-tax differences on taxable income inclusions of investment income earned on certain securities that was accrued for tax but not for U.S. GAAP.

($ in thousands)	December 31, 2015
Other temporary differences	$-
Unrealized (loss)	(22,053)
Total components of unrealized income	$(22,053)

As of December 31, 2015, the federal income tax basis of investments was $437.1 million resulting in net unrealized loss of $(22.1) million

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of March 31, 2016 and December 31, 2015. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

2. Significant Accounting Policies and Recent Updates  – (continued)

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed as of March 31, 2016 and December 31, 2015.

If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statement of operations.

As of December 31, 2015, the Company had net long term capital loss carryforwards of $10.3 million.

Recent Accounting Pronouncements

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

March 31, 2016

3. Investments  – (continued)

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

The terms of the Debt Investments may provide for the Company to extend to a borrower additional credit or provide funding for any unfunded portion of such Debt Investments at the request of the borrower. This exposes the Company to potential liabilities that are not reflected on the consolidated statements of financial condition. As of March 31, 2016 and December 31, 2015, the Company had $6.4 million and $6.9 million of unfunded commitments with a fair value of $(0.1) million and $(0.1) million, respectively. The negative fair value is the result of the unfunded commitments being valued below par. These amounts may or may not be funded to the borrowing party now or in the future.

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

March 31, 2016

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

March 31, 2016

4. Fair Value of Financial Instruments  – (continued)

The following tables summarize the valuation of the Company’s investments measured at fair value based on the fair value hierarchy detailed above as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured (1)(2)	$-	$-	$374,794	$374,794
Mezzanine	-	-	7,561	7,561
Preferred Equity Investments	-	-	5,487	5,487
Common Equity Investments	-	-	3,468	3,468
Financial Assets	-	-	14,244	14,244
	$-	$-	$405,554	$405,554

______________

(1)	Includes unfunded commitments with a fair value of $(0.1) million.
(2)	Included in senior secured loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.

	As of December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured (1)(2)	$-	$-	$380,780	$380,780
Mezzanine	-	-	7,512	7,512
Preferred Equity Investments	-	-	5,487	5,487
Common Equity Investments	-	-	3,468	3,468
Financial Assets	-	-	17,754	17,754
	$-	$-	$415,001	$415,001

 ______________

(1)	Includes unfunded commitments with a fair value of $(0.1) million.
(2)	Included in senior secured loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.

The net change in unrealized (loss) attributable to the Company’s Level 3 assets for the three months ended March 31, 2016 and March 31, 2015 included in the net change in unrealized (loss) on investments in the Company’s consolidated statement of operations was $(8.5) million and $(4.2) million, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

4. Fair Value of Financial Instruments  – (continued)

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
	Senior Secured	Second Lien	Mezzanine	Subordinated	Preferred Equity	Common Equity	Financial
	Investments	Investments	Investments	Investments	Investments	Investments	Assets	Total
($ in thousands)
Fair value, beginning of period	$380,780	$-	$7,512	$-	$5,487	$3,468	$17,754	$415,001
Total net realized and unrealized (loss)/gain on investments	(8,441)	-	(7)	-	-	-	(307)	(8,755)
Total net accretion of discounts on investments	353	-	7	-	-	-	-	360
Purchases/issuances(1)	35,292	-	49	-	-	-	-	35,341
Sales	(24,993)	-	-	-	-	-	-	(24,993)
Paydowns(1)	(8,197)	-	-	-	-	-	(3,203)	(11,400)
Fair value, end of period	$374,794	$-	$7,561	$-	$5,487	$3,468	$14,244	$405,554
Net change in unrealized gain/(loss) on investments in our Consolidated Statement of Operations attributable to our Level 3 assets (2)	$(8,693)	$-	$(6)	$-	$-	$-	$90	$(8,609)

______________

(1)	There were no non-cash restructuring of portfolio investments or transfers of investments between levels by the Company for the three months ended March 31, 2016.

(2)	Net change in unrealized (loss)/gain included in earnings related to investments still held at reporting date.

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the three months ended March 31, 2015:

	Three Months Ended March 31, 2015
	Senior Secured	Second Lien	Mezzanine	Subordinated	Preferred Equity	Common Equity	Financial
	Investments	Investments	Investments	Investments	Investments	Investments	Assets	Total
($ in thousands)
Fair value, beginning of period	$399,188	$13,652	$7,361	$4,067	$5,791	$1,380	$36,330	$467,769
Total net realized and unrealized (loss)/gain on investments	(4,626)	(11)	(6)	-	721	-	(788)	(4,710)
Total net accretion of discounts on investments	410	21	6	-	-	-	-	437
Purchases/issuances(1)	36,151	-	37	-	-	-	-	36,188
Sales	-	-	-	-	-	-	-	-
Paydowns(1)	(43,355)	(21)	-	-	-	-	(4,296)	(47,672)
Fair value, end of period	$387,768	$13,641	$7,398	$4,067	$6,512	$1,380	$31,246	$452,012
Net change in unrealized gain/(loss) on investments in our Consolidated Statement of Operations attributable to our Level 3 assets (2)	$(4,511)	$(11)	$(6)	$-	$722	$-	$(19)	$(3,825)

______________

(1)	There were no non-cash restructuring of portfolio investments or transfers of investments between levels by the Company for the three months ended March 31, 2015.

(2)	Net change in unrealized gain/(loss) included in earnings related to investments still held at reporting date.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

4. Fair Value of Financial Instruments  – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at March 31, 2016:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range				Weighted
	March 31, 2016	Technique	Input	Low		High		Average
($ in thousands)
Senior Secured Investments (1)	$374,794	Comparable yield approach	Market rate (2)	5.9%		26.0%		10.1%
		Market comparable
		companies	EBITDA multiple (5)	2.5	x	11.0	x	5.5	x

Mezzanine Investments	7,561	Comparable yield approach	Market rate (2)	16.7%		16.7%		16.7%
		Market comparable
		companies	EBITDA multiple (5)	6.0	x	6.0	x	6.0	x

Equity Investments (3)	8,955	Market comparable companies	EBITDA multiple (5)	4.3	x	8.0	x	4.8	x

		Market comparable companies	Origination fees multiple	5.5	x	5.5	x	5.5	x

Financial Assets (4)	14,244	Discounted cash flows	Interest rate	6.3%		31.3%		15.6%

			Conditional prepayment rate ("CPR")	18.5%		83.6%		36.9%

			Constant default rate ("CDR")	8.4%		40.8%		18.1%

			Default rate multiplier	1.3	x	1.3	x	1.3	x

			Discount rate	7.3%		7.3%		7.3%
Total	$405,554

(1)	Includes total unfunded commitments of $(0.1) million.

(2)	Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

(3)	Includes preferred and common equity.

(4)	Financial Assets are valued by the level of risk associated with the underlying loan measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, the borrowers credit score obtained from an official credit reporting agency at origination, debt-to-income ratios at origination, information from the borrower’s credit report at origination, as well as the borrower’s self-reported income range, occupation and employment status at origination. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of March 31, 2016, 23.1%, 33.6%, 32.6%, 7.6%, 2.9%, and 0.2%, of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively. See Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 for detail on the underlying loans.

(5)	Excludes non-operating portfolio companies, which we define as those loans collateralized by proved developed producing, or PDP, value or other hard assets. PDPs are proven revenues that can be produced with existing wells. As of March 31, 2016, $31.7 million of par value and $30.9 million of market value was excluded.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at December 31, 2015:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range				Weighted
	December 31, 2015	Technique	Input	Low		High		Average
($ in thousands)
Senior Secured Investments (1)	$380,780	Comparable yield approach	Market rate (2)	5.6%		21.2%		9.7%

		Market comparable companies	EBITDA multiple (5)	1.9	x	11.3	x	5.5	x

Mezzanine Investments	7,512	Comparable yield approach	Market rate (2)	16.0%		16.0%		16.0%

		Market comparable companies	EBITDA multiple (5)	5.0	x	5.0	x	5.0	x
Equity Investments (3)	8,955	Market comparable companies	EBITDA multiple (5)	4.3	x	8.0	x	6.0	x

		Market comparable companies	Origination fees multiple	8.8	x	8.8	x	8.8	x

Financial Assets (4)	17,754	Discounted cash flows	Interest rate	6.3%		31.3%		15.6%
			CPR	18.5%		83.6%		36.9%
			CDR	8.4%		40.8%		18.1%
			Default rate multiplier	1.3	x	1.3	x	1.3	x
			Discount rate	7.3%		7.3%		7.3%
Total	$415,001

(1)	Includes total unfunded commitments of $(0.1) million.

(2)	Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

(3)	Includes preferred and common equity.

(4)	Financial Assets are valued by the level of risk associated with the underlying loan measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, the borrowers credit score obtained from an official credit reporting agency at origination, debt-to-income ratios at origination, information from the borrower’s credit report at origination, as well as the borrower’s self-reported income range, occupation and employment status at origination. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of December 31, 2015, 24.2%, 33.1%, 31.9%, 7.5%, 3.1%, and 0.2%, of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively. See Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for detail on the underlying loans.

(5)	Excludes non-operating portfolio companies, which we define as those loans collateralized by proved developed producing, or PDP, value or other hard assets. PDPs are proven revenues that can be produced with existing wells. As of December 31, 2015, $33.5 million of par value and $32.7 million of market value was excluded.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

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

The composition of the Company’s portfolio by industry at cost and fair value as of March 31, 2016 was as follows:

Industry	Cost of Investments		Fair Value of Investments
($ in thousands)
Miscellaneous Manufacturing	$79,042	18.0%	$78,384	19.5%
Health Services	44,153	10.1	33,615	8.3
Miscellaneous Retail	42,754	9.8	42,877	10.6
Miscellaneous Services	33,307	7.6	20,948	5.2
Consumer Finance Services	29,129	6.7	31,651	7.8
Communications	26,073	6.0	25,650	6.3
Oil & Gas	24,615	5.6	23,472	5.8
Transportation Services	19,396	4.4	18,103	4.5
Electrical Equipment	12,151	2.8	11,912	2.9
Agricultural Services	11,180	2.6	5,664	1.4
Broadcasting & Entertainment	11,136	2.6	11,120	2.7
Insurance Agents	10,303	2.4	10,290	2.5
Specialty Services	10,203	2.3	10,203	2.5
Chemicals	10,046	2.3	10,046	2.5
Building & Real Estate	9,909	2.3	9,842	2.4
Cosmetics/Toiletries	9,892	2.3	9,892	2.4
Business Services	9,873	2.3	9,873	2.4
Food Stores - Retail	9,840	2.3	9,863	2.4
Printing & Publishing	9,088	2.1	9,087	2.2
Automotive	7,487	1.7	7,561	1.9
Equipment Rental & Leasing, Not Elsewhere Classified	6,987	1.6	6,968	1.7
Computer Programming, Data Processing, & Other Computer Related Services	2,870	0.7	2,870	0.7
Apparel Products	2,714	0.6	1,815	0.4
Nonferrous metal/minerals	1,972	0.5	1,960	0.5
Metal Mining	1,949	0.4	1,888	0.5
	$436,069	100.0%	$405,554	100.0%

Refer to the consolidated schedule of investments for detailed disaggregation of the Company’s investments.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

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

Amounts due to counterparties were $1.6 million and $0.4 million as of March 31, 2016 and December 31, 2015, respectively. Amounts due from counterparties were $11.9 million and $1.6 million as of March 31, 2016 and December 31, 2015, respectively.

7. Financing

As of March 31, 2016, the total carrying value of the Company’s aggregate debt outstanding was $235.5 million with a weighted average effective interest rate of 3.40%. The Company’s debt outstanding as of March 31, 2016 was comprised of notes issued by GF 2013-2 and GLC Trust 2013-2 as well as Garrison SBIC borrowings.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

7. Financing  – (continued)

The table below provides details of our outstanding debt as of March 31, 2016:

	Amortized	Outstanding
March 31, 2016	Carrying Value	Principal at Par	Interest Rate	Rating(2)	Stated Maturity
($ in thousands)
Senior Secured Notes:
Class A-1R Notes	$40,500	$40,500	LIBOR + 1.90% (1)	AAA(sf)	9/25/2023
Class A-1T Notes	108,342	111,175	LIBOR + 1.80%	AAA(sf)	9/25/2023
Class A-2 Notes	23,683	24,150	LIBOR + 3.40%	AA(sf)	9/25/2023
Class B Notes	24,540	25,025	LIBOR + 4.65%	A (sf)	9/25/2023
Garrison SBIC Borrowings:
SBIC 2016-10 A	12,275	12,700	3.25% (3)	N/A	3/1/2026
SBIC 2015-10 B	13,473	14,000	3.57% (3)	N/A	9/1/2025

GLC Trust 2013-2 Notes:
Class A Notes	12,681	12,932	3.00%	N/A	7/15/2021
	$235,494	$240,482

______________

(1)	May bear interest at either the CP Rate (as defined in the indenture governing the CLO) or the London Interbank Offered Rate (“LIBOR”).

(2)	Represents an S&P rating as of the closing of the CLO.

(3)	Represents the stated interest rate and annual charge of our SBA-guaranteed debentures.

The table below provides details of our outstanding debt as of December 31, 2015:

	Amortized	Outstanding
December 31, 2015	Carrying Value	Principal at Par	Interest Rate	Rating(2)	Stated Maturity
($ in thousands)
Senior Secured Notes:
Class A-1R Notes	$35,000	$35,000	LIBOR + 1.90% (1)	AAA(sf)	9/25/2023
Class A-1T Notes	108,248	111,175	LIBOR + 1.80%	AAA(sf)	9/25/2023
Class A-2 Notes	23,667	24,150	LIBOR + 3.40%	AA(sf)	9/25/2023
Class B Notes	24,524	25,025	LIBOR + 4.65%	A (sf)	9/25/2023
Garrison SBIC Borrowings:
SBIC Borrowings	18,546	19,340	3.57% (3)	N/A	9/1/2025(4)
GLC Trust 2013-2 Notes:
Class A Notes	15,664	15,978	3.00%	N/A	7/15/2021
	$225,649	$230,668

______________

(1)	May bear interest at either the CP Rate (as defined in the indenture governing the CLO) or LIBOR.

(2)	Represents an S&P rating as of the closing of the CLO.

(3)	Represents the stated interest rate and annual charge of our SBA-guaranteed debentures. The current balance includes interim financings of $5.3 million outstanding as of December 31, 2015. These interim financings have an interest rate of LIBOR + 1.04% and a maturity date of March 23, 2016, upon which they were pooled into the SBA-guaranteed debentures.

(4)	Represents maturity date of our SBA-guaranteed debentures.

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing (other than the SBA debentures of Garrison SBIC, as permitted by exemptive relief the Company has been granted by the SEC). As of March 31, 2016 and December 31, 2015, the Company’s asset coverage for borrowed amounts was 202.2% and 208.8%, respectively.

In accordance with the FASB issued ASU 2015-03, Interest – Imputation of Interest (Topic 835), deferred debt issuance costs were retrospectively adjusted for December 31, 2015 to be reflected as a liability, net of the carrying amount of the debt liabilities. As of December 31, 2015, these deferred debt issuance costs were reflected as an asset. As a result, total assets and total liabilities as of December 31, 2015 have both decreased by $4.3 million.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

7. Financing  – (continued)

The table below shows the weighted average interest rates and weighted average effective interest rates, inclusive of deferred debt issuance costs, of our debt as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Senior Secured Revolving Notes:
Weighted average interest rate	2.52%	2.40%
Weighted average effective interest rate(1)	2.57	2.48
Senior Secured Term Notes:
Weighted average interest rate	3.10	2.86
Weighted average effective interest rate(1)	3.52	3.26
GLC Trust 2013-2 Class A Notes:
Weighted average interest rate	3.00	3.00
Weighted average effective interest rate(1)	3.56	3.09
SBIC Borrowing:
Weighted average interest rate	3.42	3.02
Weighted average effective interest rate(1)	3.82	3.97
Total
Total weighted average interest rate	3.03	2.81
Total weighted average effective interest rate(1)	3.40	3.20

(1)	Includes the effects of deferred debt issuance costs

Senior Secured Notes

On November 5, 2010, GF 2010-1 completed a $300.0 million collateralized loan securitization. GF 2010-1 was the borrower under a CLO facility which consisted of senior secured notes (collectively, the “GF 2010-1 Notes”).

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

On September 25, 2013, GF 2013-2 completed the CLO through a private placement of (1) $50.0 million of Class A-1R revolving notes (“Class A-1R Notes”); (2) $111.2 million of Class A-1T notes (“Class A-1T Notes”); (3) $24.2 million of Class A-2 notes (“Class A-2 Notes” and collectively with the Class A-1R Notes and the Class A-1T Notes, the “Class A Notes”); (4) $25.0 million of Class B notes (“Class B Notes”); (5) $13.7 million of Class C notes (“Class C Notes”), which bear interest at three-month LIBOR plus 5.50% (collectively, the Class A Notes, Class B Notes and Class C Notes are referred to as the “Secured Notes”); and (6) $126.0 million of subordinated notes (“Subordinated Notes”), which do not have a stated interest rate (collectively, the Secured Notes and the Subordinated Notes are referred to as the “GF 2013-2 Notes”).We utilized the proceeds of the GF 2013-2 Notes, along with cash on hand, to refinance the existing Credit Facility. All of the GF 2013-2 Notes are scheduled to mature on September 25, 2023. As of March 31, 2016, GARS had retained 100% of the Class C Notes, which are eliminated in consolidation. The Subordinated Notes represent the residual interest in GF 2013-2. Immediately following the completion of the CLO, GF 2013-2 Manager owned 100% of the Subordinated Notes, which are eliminated in consolidation.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

7. Financing  – (continued)

At March 31, 2016, $9.5 million of the Class A-1R Notes were undrawn. As of December 31, 2015, $15.0 million of the Class A-1R Notes undrawn. The Class A-1R Notes bear a 1.00% annual fee on undrawn amounts. The fair value of the GF 2013-2 Notes approximated its carrying value on the consolidated statements of financial condition as of March 31, 2016 and December 31, 2015, respectively.

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

Furthermore, if under the second coverage test the aggregate principal amount of the collateral loans equals 125.0% or less of the aggregate outstanding principal amount on the Class A-1T Notes and Class A-1R Notes, taken together, and remains so for ten business days, an event of default will be deemed to have occurred. As of March 31, 2016 and December 31, 2015, the trustee for the CLO has asserted that all of the coverage tests were met.

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

March 31, 2016

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

As of March 31, 2016, Garrison SBIC had regulatory capital of $35.0 million and total SBIC borrowings outstanding of $26.7 million. The SBIC borrowings were comprised of $14.0 million and $12.7 million of SBA guaranteed debentures that mature on September 1, 2025 and March 1, 2026, respectively. The fair value of the SBIC borrowings approximated its carrying value on the consolidated statement of financial condition as of March 31, 2016. As of March 31, 2016, the Company had $8.3 million of available SBIC leverage capacity.

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

The notes offered in the GLC Trust 2013-2 Securitization were issued by GLC Trust 2013-2 and consisted of $36.9 million of Class A Notes (“GLC Trust 2013-2 Class A Notes”) and $2.3 million of Class B Notes (“GLC Trust 2013-2 Class B Notes”, and collectively with the GLC Trust 2013-2 Class A Notes, the “GLC Trust 2013-2 Notes”). As of March 31, 2016, GARS has retained all of the Class B Notes, which are eliminated in consolidation.

The GLC Trust 2013-2 Class A Notes bear interest at 3.00% per annum and are scheduled to mature on July 15, 2021. The proceeds of the GLC Trust 2013-2 Notes were used to refinance the GLC Trust 2013-2 Revolver, which was fully paid down and terminated concurrent with the issuance of the GLC Trust 2013-2 Notes.

The fair value of the GLC Trust 2013-2 Notes approximated the carrying value on the consolidated statements of financial condition as of March 31, 2016 and December 31, 2015, respectively.

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

If these tests are not satisfied with respect to a monthly payment date and are not cured within 45 days, an event of default will be deemed to have occurred and the GLC Trust 2013-2 Notes will become immediately due and payable, in accordance with the terms of the indenture. As of March 31, 2016, all of the coverage tests were met.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

7. Financing  – (continued)

Deferred Debt Issuance Costs and other Fees

Fees paid as part of the execution of the Credit Facility, the refinance of the Credit Facility and the execution of the CLO in the amount of $6.2 million consisted of facility fees of $4.3 million and other costs of $1.9 million, which included rating agency fees and legal fees. Fees paid as part of the execution of the GLC Trust 2013-2 Securitization in the amount of $0.4 million consisted of legal and other fees. For the three months ended March 31, 2016, we paid total fees of $0.2 million on our SBIC borrowings. Fees paid as part of the execution of our SBIC borrowings include a 1.00% commitment fee on our $35.0 million commitment, 2.00% leverage fees and 0.43% of other fees on amounts drawn. These costs are included in deferred debt issuance costs on the consolidated statements of financial condition and will be amortized over the stated maturity of the respective loans, with $4.4 million and $4.4 million of deferred debt issuance costs remaining as of March 31, 2016 and December 31, 2015, respectively.

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

Management Fees

The following table details our management fee expenses for the three months ended March 31, 2016, and March 31, 2015:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2016	March 31, 2015
Management fees
Management fees	$1,850	$1,990
Total management fees	$1,850	$1,990

Management fees of $1.8 million were payable as of both March 31, 2016 and December 31, 2015, and are included in management fee payable on the consolidated statements of financial condition.

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

March 31, 2016

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

Incentive Fee Cap and Deferral Mechanism

We have structured the calculation of these incentive fees to include a fee limitation such that no incentive fee will be paid to our Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to our Investment Adviser for the period that includes such fiscal quarter and the 11 full preceding fiscal quarters (the “Incentive Fee Look-back Period”), would exceed 20.0% of our cumulative pre-incentive fee net return during the applicable Incentive Fee Look-back Period. The Incentive Fee Look-back Period commenced on April 1, 2013. Prior to April 1, 2016, the Incentive Fee Look-back Period consisted of fewer than 12 full fiscal quarters.

The following table provides a breakdown of our incentive fees for the three months ended March 31, 2016 and March 31, 2015:

	Three Months Ended	Three Months Ended
($ in thousands)	March 31, 2016	March 31, 2015
Incentive fees
Income-based incentive fees	$1,172	$1,675
Capital gains-based incentive fees(1)	-	(980)
Incentive fees subject to cap and deferral mechanism(2)	(1,172)	-
Total incentive fees	$-	$695

(1)	Capital Gains-Based Incentive Fee included the reversal of $(0.8) million of incentive fees on unrealized capital gains/(losses) as calculated under U.S. GAAP for the three months March 31, 2015.
(2)

As of March 31, 2016, the Investment Adviser had calculated an aggregate of $14.4 million (net of $0.3 million waiver) of income-based incentive fees since the Company’s IPO, of which $10.6 million had been paid as of March 31, 2016. Due to aggregate cumulative realized and unrealized capital gains and losses, as calculated under U.S. GAAP, experienced through March 31, 2016, our Cumulative Pre-Incentive Fee Net Return decreased. As a result, as of March 31, 2016, aggregate incentive fees payable to the Investment Adviser since the Company’s IPO were capped by the Incentive Fee Cap and Deferral Mechanism at $8.4 million (i.e., 20% of our Cumulative Pre-Incentive Fee Net Return since completion of the IPO).

Due to the fact that there is no clawback of amounts previously paid to the Investment Adviser in accordance with the Investment Advisory Agreement, the Company has not recorded a receivable for the $2.2 million difference between amounts paid under the Investment Advisory Agreement in prior quarters and the Incentive Fee Cap based on the Company’s Cumulative Pre-Incentive Fee Net Return as of March 31, 2016.

The $2.2 million difference may be used to reduce future amounts earned by the Investment Adviser. However, as noted above, no incentive fee will be paid to the Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to our Investment Adviser for the Incentive Fee Look-back Period would exceed 20% of our Cumulative Pre-Incentive Fee Net Return during the applicable Incentive Fee Look-back Period. To the extent unrealized capital losses incurred as of March 31, 2016 are reversed within the applicable Incentive Fee Look-back Period, the corresponding increase in our Cumulative Pre-Incentive Fee Net Return may result in the Investment Adviser earning and being paid up to $4.1 million of income based incentive fees which are currently subject to the Incentive Fee Cap.

As of March 31, 2016, the Incentive Fee Look-back Period is in effect through December 31, 2018 and realized and unrealized capital gains and losses and pre-incentive net investment income earned through March 31, 2016 will cease to impact the Incentive Fee Cap and Deferral after this date.

The Investment Adviser did not earn any aggregate incentive fees for the three months ended March 31, 2016. The Investment Adviser earned aggregate incentive fees of $0.7 million for the three months ended March 31, 2015. No incentive fees were payable on the consolidated statements of financial condition as of March 31, 2016 and December 31, 2015, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

8. Related Party Transactions  – (continued)

Administration Agreement

As discussed in Note 1, GARS entered into the Administration Agreement with GARS Administrator. Under the Administration Agreement, the GARS Administrator provides the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as the GARS Administrator, subject to review by the Board, from time to time determines to be necessary or useful to perform its obligations under the Administration Agreement. The GARS Administrator is responsible for the financial and other records that the Company is required to maintain and prepares reports to stockholders, and reports and other materials filed with the SEC. The GARS Administrator provides on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance. No managerial assistance was provided to any portfolio companies for the three months ended March 31, 2016 and March 31, 2015.

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

GLC Trust 2013-2 entered into the GLC Trust 2013-2 Administration Agreement with GARS Administrator. Fees incurred under this agreement are included in total administrator expenses presented on the consolidated statement of operations.

Administrator charges were $0.2 million for both the three months ended March 31, 2016 and March 31, 2015, respectively. No charges were waived by the GARS Administrator for the three months ended March 31, 2016 and March 31, 2015. Administration fees of $0.2 million were payable to the GARS Administrator as of March 31, 2016. No administration fees were payable to the GARS Administrator as of December 31, 2015.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

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

For the three months ended March 31, 2016 and March 31, 2015, independent directors earned Directors’ Fees of $0.1 million and $0.1 million, respectively.  No Directors’ Fees were payable as of March 31, 2016 and December 31, 2015.

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

As of March 31, 2016, Garrison Capital Fairchild I Ltd., Garrison Capital Fairchild II Ltd. and Garrison Capital Adviser Holdings MM LLC owned an aggregate of 789,910, or 4.9%, of the total outstanding shares of GARS common stock, the officers and directors of the Company directly owned an aggregate of 159,860, or 1.0%, of the total outstanding shares of GARS common stock, and the Garrison Offering Funds held zero shares of common stock.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

8. Related Party Transactions  – (continued)

Other

Garrison Loan Agency Services LLC acts as the administrative and collateral agent for certain loans held by the Company. No fees were paid by the Company to Garrison Loan Agency Services LLC during the three months ended March 31, 2016 and March 31, 2015.

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

9. Financial Highlights

The following table represents financial highlights for the Company for the three months ended March 31, 2016 and March 31, 2015:

Per share data	March 31, 2016	March 31, 2015
($ in thousands, except share and per share amounts)
Net asset value per common share at beginning of period	$13.98	$15.58
Increase in net assets from operations:
Net investment income	0.36	0.46
Net realized (loss) on investments	(0.01)	(0.03)
Net unrealized (loss) on investments	(0.52)	(0.25)
Net increase in net assets from operations	(0.17)	0.18
Stockholder transactions
Repurchase of common stock	0.04	-
Distributions from net investment income	(0.35)	(0.35)
Total stockholder transactions	(0.31)	(0.35)
Net asset value per common share at end of period	$13.50	$15.41

Per share market value at beginning of period	$12.17	$14.44
Per share market value at end of period	10.73	14.90
Total book return (1)	(0.93)%	1.16%
Total market return (2)	(8.94)%	5.61%
Common shares outstanding at beginning of period	16,507,594	16,758,779
Common shares outstanding at end of period	16,234,814	16,758,779
Weighted average common shares outstanding	16,319,453	16,758,779
Net assets at beginning of period	$230,710	$261,103
Net assets at end of period	$219,188	$258,209
Average net assets (3)	$227,256	$262,283
Ratio of net investment income to average net assets(4)	10.38%	10.65%
Ratio of net expenses to average net assets (4)	9.08%	9.91%
Ratio of portfolio turnover to average investments at fair value (5)	8.29%	7.77%
Asset coverage ratio (6)	202.22%	212.85%
Average outstanding debt (7)	$234,679	$236,045
Average debt per common share	$14.46	$14.08

(1)	Total book return equals the net increase of ending net asset value from operations plus the effect of repurchases of common stock over the net asset value per common share at the beginning of the period.

(2)	Based upon the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.

(3)	Calculated utilizing monthly net assets.

(4)	During the three months ended March 31, 2016, $1.2 million of Income-based incentive fees were capped as a result of the Incentive Fee Cap and Deferral Mechanism. Had these incentive fees been earned, the ratio of net investment income to average net assets and the ratio of net expenses to average net assets would have been 8.32% and 10.62%, respectively.

(5)	Calculated based on monthly average investments at fair value.
(6)

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. Based on the exemptive relief received from the SEC, our SBIC Borrowings are excluded from the Company’s asset coverage test calculation.

(7)	Calculated based on monthly debt outstanding.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

10. Earnings per Share

The following table sets forth the computation of the net increase in net assets per share resulting from operations, pursuant to FASB ASC 260, Earnings per Share, for the three months ended March 31, 2016 and March 31, 2015:

($ in thousands, except share and per share amounts)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Net (decrease)/increase in net asset resulting from operations	$(2,695)	$2,972
Basic weighted average shares outstanding	16,319,453	16,758,779
Basic earnings per share/unit	$(0.17)	$0.18

11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table reflects the cash distributions, including dividends and returns of capital per share, declared on common stock for the three months ended March 31, 2016 and March 31, 2015:

Record Dates	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
Three months ended March 31, 2016 (1)			($ in thousands)
March 8, 2016	February 24, 2016	March 28, 2016	$5,685	$0.35
			$5,685	$0.35

(1)	Does not include any return of capital for tax purposes.

Record Dates	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
Three months ended March 31, 2015 (1)			($ in thousands)
March 20, 2015	March 3, 2015	March 27, 2015	$5,866	$0.35
			$5,866	$0.35

(1)	Does not include any return of capital for tax purposes.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2016

12. Commitments and Contingencies

The Company had outstanding commitments to fund investments totaling $6.4 million and $6.9 million under various undrawn revolvers and other credit facilities as of March 31, 2016 and December 31, 2015, respectively.

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

13. Stock Repurchase Program

On October 5, 2015, GARS adopted a share repurchase plan that provides for repurchase of up to $10.0 million of its common stock at prices below GARS' net asset value per share as reported in its most recent financial statements. Under the repurchase program, GARS may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by GARS will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of October 5, 2016 or the repurchase of $10.0 million of GARS' common stock. The Board may amend this program, solely in its discretion, at any time prior to its termination. GARS' net asset value per share was increased by approximately $0.03 as a result of the share repurchases.

($ in thousands, except per share data)	Three Months Ended March 31, 2016	Year Ended December 31, 2015
Dollar amount repurchased	$3,140	$3,314
Shares repurchased	272,780	251,185
Average price per share	$11.51	$13.19
Weighted average discount to net asset value	(17.73)%	(11.67)%

14. Subsequent Events

On May 2, 2016, the Board approved a distribution in the amount of $5.7 million, or $0.35 a share, which will be paid on June 24, 2016 to stockholders of record as of June 10, 2016.

These consolidated financial statements were approved by the Board and were available for issuance on May 9, 2016. Subsequent events have been evaluated through this date. No material subsequent events other than as disclosed above have occurred through this date.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;

•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets;

•	our business prospects and the prospects of our current and prospective portfolio companies;

•	the impact of investments that we expect to make;

•	the impact of increased competition;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy, including general economic trends, and its impact on the industries in which we invest;

•	the ability of our prospective portfolio companies to achieve their objectives;

•	the relative and absolute performance of Garrison Capital Advisers LLC, or the Investment Adviser, including in identifying suitable investments for us;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	our ability to make distributions to our stockholders;

•	the effects of applicable legislation and regulations and changes thereto;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies; and

•	the impact of future acquisitions and divestitures.

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

We have based the forward-looking statements included in this Quarterly Report on Form 10-Q on information available to us on the date of this report, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the Securities and Exchange Commission, or the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Our investment activities are managed by our Investment Adviser. Our six member investment committee is comprised of Joseph Tansey, Brian Chase, Mitch Drucker, Susan George, Robert Chimenti and Joshua Brandt. Our Investment Adviser is responsible for sourcing potential investments, conducting research and diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. Under an investment advisory agreement, or the Investment Advisory Agreement, with the Investment Adviser, we pay the Investment Adviser a base management fee and an incentive fee for its services. Garrison Capital Administrator LLC, or the Administrator, provides certain administrative services and facilities necessary for us to operate, including office facilities and equipment and clerical, bookkeeping and record-keeping services, pursuant to an administration agreement, or the Administration Agreement. The Administrator oversees our financial reporting and prepares our reports to stockholders and reports required to be filed with the SEC.

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

As of March 31, 2016, we held investments in 65 portfolio companies with a fair value of $405.6 million, including investments in 47 portfolio companies held through the collateralized loan obligation, or the CLO. The investments held by the CLO as of March 31, 2016 consisted of senior secured loans fair valued at $299.3 million and related indebtedness of $200.3 million. The loans held by the CLO (held at fair value), together with cash and other assets held by the CLO, equaled approximately $328.0 million as of March 31, 2016. As of March 31, 2016, our portfolio had an average investment size of approximately $6.2 million, a weighted average yield on debt investments of 11.2% and a weighted average contractual maturity of 35 months. Weighted average yield is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

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

Recent Developments

On May 2, 2016, our board of directors, or the Board, approved a distribution in the amount of $5.7 million, or $0.35 a share, which will be paid on June 24, 2016 to stockholders of record as of June 10, 2016.

Market Trends

Overall loan volume in the lower middle-market decreased in Q1 2016 due primarily to a reduction in new sponsor financings. Capital markets volatility in the beginning of the quarter was a factor in the decline of sponsor volume as there was purchase price dislocation between buyers and sellers in the mergers and acquisitions market.

We believe that capital remains limited in the lower middle-market as many traditional lenders to these companies have exited the business due to continued regulatory restrictions, bank consolidation dynamics and funding constraints of BDCs.

We continue to believe that opportunities in the lower middle-market exist as many competitors have moved up-market to focus their attention on larger borrowers. Sponsor and club business volume, while recently soft, continues to represent the majority of direct lending opportunities in the lower middle-market. Lower middle-market opportunities continued to command better pricing and structures than in the broadly syndicated market and upper middle-market.

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

Consolidated operating results for the three months ended March 31, 2016 and March 31, 2015 are as follows:

	Three Months Ended	Three Months Ended	2016 vs 2015
($ in thousands, except per share data)	March 31, 2016	March 31, 2015	Variance
Net investment income	$5,859	$7,682	$(1,823)
Total investment income	11,056	13,479	(2,423)
Total expenses	5,197	5,797	(600)
Net realized (loss)/gain on investments	(95)	(490)	395
Net change in unrealized (loss)/gain on investments	(8,462)	(4,220)	(4,242)
Net (decrease)/increase in net assets resulting from operations	(2,698)	2,972	(5,670)

Net investment income/(loss) per share	0.36	0.46	(0.10)
Net realized/unrealized (loss)/gain from investments per share	(0.53)	(0.28)	(0.25)
Net (loss)/earnings per share	(0.17)	0.18	(0.35)
Net asset value per share	13.50	15.41	(1.91)

Net Investment Income

Net investment income for the three months ended March 31, 2016 and March 31, 2015 was $5.9 million and $7.7 million, respectively.

Net investment income decreased by $(1.8) million for the three months ended March 31, 2016 from the three months ended March 31, 2015, as described below under “Total Investment Income” and “Expenses.”

Investment Income

Investment income for the three months ended March 31, 2016 and March 31, 2015 was $11.1 million and $13.5 million, respectively.

Investment income decreased by ($2.4) million for the three months ended March 31, 2016 from the three months ended March 31, 2015 due to a decrease in interest income in the amount of $(2.1) million and a decrease in other income of $(0.3) million. The decrease in interest income was largely driven by our non-performing assets and lower investment balances during the three months ended March 31, 2016 as compared to March 31, 2015. The decrease in other income was primarily drive by lower loan amendment and prepayment fees recognized during the three months ended March 31, 2016.

Expenses

Total expenses for the three months ended March 31, 2016 and March 31, 2015 were $5.2 million and $5.8 million, respectively.

The following table summarizes our expenses for the three months ended March 31, 2016 and March 31, 2015:

	Three Months Ended	Three Months Ended	2016 vs. 2015
($ in thousands)	March 31, 2016	March 31, 2015	Variance
Interest expense	$2,008	$1,850	$158
Management fees	1,850	1,990	(140)
Incentive fees	-	695	(695)
Professional fees	386	316	70
Directors fees	107	106	1
Administrator expenses	269	242	27
Other expenses	577	598	(21)
Total expenses	$5,197	$5,797	$(600)

Interest expense increased $0.2 million for the three months ended March 31, 2016 from the three months ended March 31, 2015, primarily due to an increase in the average effective interest rate on debt outstanding. As of March 31, 2016 and March 31, 2015, the weighted average effective interest rate for total outstanding debt was 3.40% and 3.00%, respectively.

Management fees decreased by ($0.1) million for the three months ended March 31, 2016 from the three months ended March 31, 2015, primarily due to lower average gross asset balances.

Incentive fees decreased by $(0.7) million for the three months ended March 31, 2016 from the three months ended March 31, 2015. The decrease in incentive fees during the three months ending March 31, 2016 was a result of the reversal of Income-based incentive fees that were subject to the Incentive Fee Cap and Deferral Mechanism. These reversals were driven by realized and unrealized losses on investments. Refer to Note 8 of our consolidated financial statements for additional discussion of our incentive fee.

Net Realized (Loss)/Gain and Unrealized (Loss)/Gain on Investments

For the three months ended March 31, 2016 and March 31, 2015, we realized a net loss on investments of $(0.1) million and $(0.5) million, respectively.

Net realized losses for the three months ended March 31, 2016 were primarily driven by a $(0.4) million realized loss in the GLC Trust 2013-2’s consumer loan portfolio. This was offset by a $0.3 million of realized gains from repayments and sales of portfolio investments.

Net realized losses for the three months ended March 31, 2015 were primarily driven by $(0.8) million of realized losses in GLC Trust 2013-2’s consumer loan portfolio offset by $0.3 million of realized gains resulting from the repayment of one portfolio investment and other partial repayments.

For the three months ended March 31, 2016 and March 31, 2015, the net change in unrealized loss on investments was $(8.5) million and ($4.2) million, respectively.

The net change in unrealized loss for the three months ended March 31, 2016 was driven primarily by $(6.7) million of negative credit related adjustment of four portfolio investments, a $(1.7) million negative market-related adjustments on seven portfolio investments, and a $(0.2) million decrease in the market value of one energy investment. This was offset by a $0.1 million reversal of prior period unrealized losses due to the partial repayment of five portfolio investments.

The net change in unrealized loss for the three months ended March 31, 2015 was primarily driven negative credit related adjustments of three portfolio investments in the amount of $(4.7) million and the $(0.3) million reversal of prior period unrealized gain as a result of the repayment of one investment. This was offset by the increase in value of one portfolio investment of $0.7 million. The remaining net change in unrealized loss on investments was due to a net increase of $0.1 million in the market value of the portfolio.

Net Increase in Net Assets from Operations

We had a net asset value per common share outstanding on March 31, 2016 of $13.50. We had a net asset value per common share outstanding on December 31, 2015 of $13.98.

Based on 16,319,453 basic weighted average shares outstanding, the net decrease in net assets from operations per share for the three months ended March 31, 2016 was $(0.17).

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

As of March 31, 2016 and December 31, 2015, we had cash of $23.6 million and $25.0 million, respectively. Also, as of March 31, 2016 and December 31, 2015, we had restricted cash of $11.9 million and $11.8 million, respectively.

In addition to proceeds from public and private offerings of securities, our CLO and our GLC Trust 2013-2 Notes, as of March 31, 2016 we have identified nine portfolio companies with a total par value of $23.1 million and a fair value of $21.5 million which we have defined as transitory and consist of investments below the low end of our portfolio yield target of 9.0%. We view these investments as an additional source of liquidity to meet our investment objectives.

Our primary use of funds from operations includes investments in portfolio companies, cash distributions to holders of our common stock, payments of interest on our debt, and payments of fees and other operating expenses we incur. We believe that our existing cash and cash equivalents, available borrowings and our transitory portfolio as of March 31, 2016 will be sufficient to fund our anticipated funding requirements through at least March 31, 2017.

On February 24, 2016 the Board approved a distribution in the amount of $5.8 million, or $0.35 a share, which was paid on March 28, 2016 to stockholders of record as of March 8, 2016.

During the three months ended March 31, 2016, cash decreased by $(1.4) million as a result of net cash used by operating activities of $(2.2) million offset by net cash provided by financing activities in the amount of $0.8 million.

During the three months ended March 31, 2016, cash provided by operating activities resulted mainly from net investment income in the amount of $5.9 million, repayments and sales of investments in the amount of $11.6 million and $25.0 million, respectively, offset by unrealized losses in the amount of $(8.5) million, purchases of investments of $34.9 million, net due from counterparties of $(9.2) million, and realized losses from investments in the amount of $(0.1) million. Net cash used in financing activities resulted from cash distributions in the amount of $(5.7) million, repurchases of common stock in the amount of $(3.1) million, repayment of the GLC Trust 2013-2 Class A notes in the amount of $(3.1) million and debt issuance costs of $(0.2) million, offset by proceeds from the senior secured revolving notes in the amount of $5.5 million, and proceeds from the Garrison SBIC borrowings in the amount of $7.4 million.

During the three months ended March 31, 2015, cash increased by $6.7 million as a result of net cash provided by operating activities of $25.8 million offset by cash used in financing activities in the amount of $19.1 million.

During the three months ended March 31, 2015, cash provided by operating activities resulted mainly from net investment income in the amount of $7.7 million, repayments of investments in the amount of $11.9 million, an increase in payables to affiliates of $1.4 million, offset by decrease in restricted cash of $(5.8) million. Net cash used in financing activities resulted from cash distributions in the amount of $5.9 million, repayments of the senior secured revolving notes in the amount of $9.5 million, repayment of the GLC Trust 2013-2 Class A notes in the amount of $3.8 million.

As of March 31, 2016 and December 31, 2015, we had $6.4 million and $6.9 million, respectively, of unfunded commitments with a fair value of $(0.1) million and $(0.1) million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2016 and December 31, 2015, respectively, subject to the terms of each loan’s respective credit agreement.

Subject to leverage and borrowing base restrictions, as of March 31, 2016, we had approximately $9.5 million available for additional borrowings under the CLO, $8.3 million of available small business investment company, or SBIC, leverage and no available borrowings under the GLC Trust 2013-2 Revolver. As of December 31, 2015, we had approximately $15.0 million available for additional borrowings under the CLO, $15.7 million of available SBIC leverage and no available borrowings under the GLC Trust 2013-2 Revolver.

Portfolio Composition and Select Portfolio Information

As of March 31, 2016, we held investments in 65 portfolio companies with a fair value of $405.6 million. As of March 31, 2016, our portfolio had an average investment size of approximately $6.2 million, a weighted average yield on debt investments of 11.2% and a weighted average contractual maturity of 35 months.

The following table shows select information of our portfolio for the periods from March 31, 2015 to March 31, 2016.

($ in thousands)	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total Market Value	$405,554	$415,001	$407,757	$435,072	$452,011
Number of portfolio companies	65	67	52	54	57
Average investment size (1)	$6,188	$6,240	$7,794	$7,361	$6,730
Weighted average yield (2)	11.2%	10.8%	10.9%	11.0%	10.8%
Weighted average price (1)	90.9	92.9	97.3	97.1	95.9
First lien	92.4%	91.8%	90.6%	88.8%	85.8%
Second lien & mezzanine/subordinated	1.9%	1.8%	1.8%	2.6%	5.5%
Consumer loans	3.5%	4.2%	5.4%	6.1%	6.9%
Equity & other	2.2%	2.2%	2.2%	2.5%	1.8%
Core (3)	94.6%	91.2%	96.9%	97.1%	95.1%
Transitory (3)	5.4%	8.8%	3.1%	2.9%	4.9%
Originated (4)	57.5%	56.4%	61.1%	55.3%	50.4%
Club (5)	27.3%	26.1%	27.6%	28.7%	27.0%
Purchased	15.2%	17.5%	11.3%	16.0%	22.6%
Fixed (1)	5.9%	6.8%	8.0%	9.0%	9.1%
Floating (1)	94.1%	93.2%	92.0%	91.0%	90.9%
Performing (1)	95.9%	94.1%	95.6%	99.0%	99.1%
Non-accrual (1)	4.1%	5.9%	4.4%	1.0%	0.9%
Weighted average debt/EBITDA (1) (2) (6)	3.7	x	3.6	x	3.7	x	3.7	x	3.6	x
Weighted average risk rating (1)	2.66	2.66	2.66	2.51	2.48

(1)	Excludes consumer loans and equity investments.

(2)	Excludes investments with a risk rating of four, unfunded revolvers and equity investments.

(3)	Q1 2016 includes the transfer of one portfolio company, total par of $4.8 million, to core from transitory, based on the current yield.

(4)	Originated positions include investments where we have sourced and led the execution of the deal.

(5)	Club positions include investments where we provided direct lending to a borrower with one or two other lenders but did not lead the deal.

(6)	Excludes non-operating portfolio companies, which we define as those investments collateralized by real estate, proved developed producing value, or PDP, or other hard assets. PDPs are proven revenues that can be produced with existing wells. As of March 31, 2016, $31.7 million of par value and $30.9 million of market value was excluded.

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

The following table shows the distribution of our investments on the 1 to 4 investment risk scale at fair value, excluding our interest in GLC Trust 2013-2 and equity investments as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016		As of December 31, 2015
($ in thousands)	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Risk Rating 1	$19,212	5.0%	$20,455	5.3%
Risk Rating 2	142,572	37.3	139,048	35.8
Risk Rating 3	204,434	53.5	205,995	53.0
Risk Rating 4	16,137	4.2	22,826	5.9
	$382,355	100.0%	$388,324	100.0%

The weighted average risk rating of the portfolio was 2.66 and 2.66 as of March 31, 2016 and December 31, 2015, respectively.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2016 and December 31, 2015, we had $6.4 million and $6.9 million of outstanding commitments to fund such investments, respectively.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2016 is as follows:

	Payments Due by Period
	Less Than	1 - 3	3 - 5	More Than
($ in thousands)	1 Year	Years	Years	5 Years	Total
CLO	$-	$-	$-	$200,850	$200,850
GLC Trust 2013-2 Class A Note	-	-	-	12,932	12,932
SBIC Borrowings	-	-	-	26,700	26,700
Total contractual obligations	$-	$-	$-	$240,482	$240,482

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

Critical Accounting Policies

The preparation of our financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. We have identified the following as critical accounting policies.

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

Valuation of Portfolio Investments

We value our investments in accordance with FASB ASC Topic 820 Fair Value Measurements and Disclosures (formerly FASB Statement No. 157), or ASC Topic 820. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC Topic 820’s definition of fair value focuses on exit price in the principal, or most advantageous, market and prioritizes the use of market-based inputs over entity-specific inputs within a measurement of fair value. ASC Topic 820 classifies the inputs used to measure these fair values into the following hierarchy:

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

Our portfolio consists of primarily debt investments and unsecured consumer loans. The fair value of our investments is initially determined by investment professionals of our Investment Adviser and ultimately determined by the Board on a quarterly basis.

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

We accrue interest income if we expect that ultimately we will be able to collect it. Generally, when an interest default occurs on a loan in our portfolio, or if our management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we will place the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. We had four investments placed on non-accrual status as of both March 31, 2016 and December 31, 2015.

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

Share Repurchase

Share repurchase transactions are recorded on a trade date basis, which is the date when management has determined that all material legal terms have been contractually defined for the transactions. The aggregate cost of common stock repurchased, including any direct transaction costs, is recorded as a reduction of the par and paid-in-capital in excess of par value accounts, respectively.

Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a distribution is determined by our Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although we may decide to retain such capital gains for investment.

We have adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if our Board declares a cash dividend or other distribution, then our stockholders who have not ‘opted out’ of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, rather than receiving the cash distribution.

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

We intend to comply with all RIC qualification provisions contained in the Code including certain source-of-income and asset diversification requirements as well as the annual distribution requirements, which require us to distribute to our stockholders an amount generally equal to at least 90% of “investment company taxable income.” “Investment company taxable income” is generally defined to include net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses. As a RIC, we do not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders in a timely manner. However, we are subject to U.S. federal income taxes at regular corporate tax rates on any net ordinary income or net capital gain not distributed to our stockholders assuming we meet the annual distribution requirement.

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. We would then pay a 4% excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended March 31, 2016, $50,000 was recorded for U.S. federal excise tax. For the three months ended March 31, 2015, $45,000 was recorded for U.S. federal excise tax.

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

Assuming that the interim and unaudited consolidated statement of financial condition as of March 31, 2016 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase		Net increase/
	in	(Decrease)/increase	(decrease) in
Change in interest rates	interest income	in interest expense	investment income
($ in thousands)
Down 25 basis points	(17)	(453)	436
Up 50 basis points	714	1,004	(290)
Up 100 basis points	2,378	2,009	369
Up 200 basis points	5,900	4,017	1,883
Up 300 basis points	9,428	6,026	3,402

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

Item 4: Controls and Procedures

As of the end of the period covered by this report, we, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on our evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in our periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, are based upon certain assumptions about the likelihood of future events and can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. There has not been any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II — Other Information

Item 1: Legal Proceedings

We, the Investment Adviser, the Administrator and our wholly-owned subsidiaries are not currently subject to any material legal proceedings.

Item 1A: Risk Factors

In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K filed with the SEC on March 2, 2016, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of our common stock for each month in the three month period ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
($ in thousands, except share and per share amounts)
As of December 31, 2015				$6,686
January 1, 2016 through January 31, 2016	152,701	11.78	152,701	4,887
February 1, 2016 through February 29, 2016	101,651	11.14	254,352	3,755
March 1, 2016 through March 31, 2016	18,428	11.33	272,780	3,546
	272,780	$11.51	272,780	$3,546

(1)	On October 5, 2015, we announced a share repurchase plan which allows us to repurchase up to $10.0 million of our outstanding common stock. Unless extended by our board of directors, the repurchase program will expire on the earlier of October 5, 2016 and the repurchase of $10.0 million of common stock.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

On May 6, 2016, Michelle Rancic delivered her resignation as Chief Accounting Officer of Garrison Capital in order to pursue other interests.  The effective date of the resignation is subject to mutual agreement between Ms. Rancic and Garrison Capital.

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

Garrison Capital Inc.

Dated: May 9, 2016	By /s/ Joseph Tansey Joseph Tansey Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2016	By /s/ Brian Chase Brian Chase Chief Financial Officer (Principal Financial Officer)

Dated: May 9, 2016	By /s/ Michelle Rancic Michelle Rancic Chief Accounting Officer (Principal Accounting Officer)

