Form 10-Q
period 2016-06-30
Garrison Capital Inc.
filed 2016-08-09
CIK 1509892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of August 4, 2016 the Registrant had 16,058,552 shares of common stock, $0.001 par value, outstanding.

i

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Financial Condition

($ in thousands, except share and per share amounts)

Part I. Financial Information

Item 1. Financial Statements

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Cash	$18,143	$24,985
Restricted cash	7,253	11,833
Due from counterparties	2,283	1,564
Investments, at fair value
Non-control/non-affiliate investments (amortized cost of $422,764 and $437,053, respectively)	400,917	415,001
Non-control/affiliate investments (amortized cost of $3,677 and $0, respectively)	3,677	—
Accrued interest receivable	4,218	5,919
Deferred offering costs	503	503
Other assets	186	496
Total assets	$437,180	$460,301

Liabilities
Due to counterparties	$2,089	$368
Management fee payable	1,824	1,828
Administrator fee payable	213	—
GLC Trust 2013-2 Class A note (Note 7)	9,517	15,664
Senior secured revolving note (Note 7)	31,100	35,000
Senior secured term notes (Note 7)	156,686	156,439
SBIC borrowings (Note 7)	25,775	18,546
Interest payable	955	807
Accrued expenses and other payables	834	939
Total liabilities	$228,993	$229,591

Commitments and contingencies (Note 12)

Net assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 16,758,779 shares issued and 16,091,392 shares outstanding as of June 30, 2016 and 100,000,000 shares authorized,16,758,779 shares issued and 16,507,594 shares outstanding as of December 31, 2015)	$16	$17
Paid-in-capital in excess of par	249,634	254,239
Underdistributed net investment income	9,056	8,782
Accumulated net realized (loss) from investments	(28,685)	(10,275)
Net unrealized (loss) from investments	(21,834)	(22,053)
Total net assets	208,187	230,710
Total liabilities and net assets	$437,180	$460,301

Shares of common stock outstanding	16,091,392	16,507,594
Net asset value per share	$12.94	$13.98

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2016 (unaudited)

($ in thousands, except share amounts)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Common Equity
Apparel Products
Everyware Global, Inc., Common*	242,035	$2,714	$1,816	0.88%
Total Apparel Products		2,714	1,816	0.88

Health Services
Juniper TGX Investment Partners, LLC, Common	3,146	671	1,024	0.49
Total Health Services		671	1,024	0.49

Miscellaneous Manufacturing
Valterra Products Holdings, LLC, Class A	185,847	186	456	0.22
Valterra Products Holdings, LLC, Class B	20,650	21	51	0.02
Total Miscellaneous Manufacturing		207	507	0.24

Miscellaneous Retail
Faraday Holdings, LLC, Common	2,265	110	123	0.06
Provo Craft Holdings, LLC, Common	2,436,157	-	-	-
Total Miscellaneous Retail		110	123	0.06

Transportation Services
EZE Trucking, LLC, Common	2,898	268	-	-
Total Transportation Services		268	-	-

Total Common Equity		$3,970	$3,470	1.67%

Preferred Equity
Consumer Finance Services
Prosper Marketplace Series B Preferred Stock(1)(2)	912,865	$551	$2,513	1.21%
Total Consumer Finance Services		551	2,513	1.21

Miscellaneous Services
SC Academy Holdings, Inc., Preferred Equity	25,000	1,250	300	0.14
Total Miscellaneous Services		1,250	300	0.14

Total Preferred Equity		$1,801	$2,813	1.35%

Debt Investments
Agricultural Services
BFN Operations LLC, Term Loan*(3)(4)
LIBOR ("L") + 10.00% PIK, 1.00% L Floor, 8/31/2016	10,997	$10,339	$-	-%
BFN Operations LLC, Fourth Amendment Term Loan(3)(4)
L + 8.00% Cash, 4.00% PIK, 1.00% L Floor, 8/31/2016	849	849	-	-
Total Agricultural Services		11,188	-	-

Automotive
Penda Corporation, Term Loan(3)
14.00% Cash, 2.75% PIK, 1/26/2019	7,561	7,493	7,561	3.63
Total Automotive		7,493	7,561	3.63

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2016 (unaudited)

(in thousands)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Broadcasting & Entertainment
CF Entertainment Inc. (Entertainment Studios), Term Loan*
L + 11.00%,1.00% L Floor, 6/26/2020	10,084	$10,020	$10,020	4.82%
Sesac Holdco II, LLC, Term Loan (First Lien)*
L+ 4.25%,1.00% L Floor, 2/8/2019	1,095	1,093	1,092	0.52
Total Broadcasting & Entertainment		11,113	11,112	5.34

Building & Real Estate
ShelterLogic Corp., Term Loan*
L+ 9.50%,1.00% L Floor, 7/30/2019	9,980	9,857	9,779	4.70
Total Building & Real Estate		9,857	9,779	4.70

Business Services
Connexity, Inc., Term Loan*
L+ 10.00%,1.00% L Floor, 2/13/2020	9,914	9,757	9,757	4.69
Total Business Services		9,757	9,757	4.69

Chemicals
Aristech Surfaces LLC, Term Loan B*
L+ 8.00%,1.00% L Floor, 10/17/2019	9,721	9,609	9,608	4.62
Total Chemicals		9,609	9,608	4.62

Communications
HC Cable OpCo, LLC, Term Loan*
L+ 8.50%,1.00% L Floor, 7/17/2018	10,704	10,627	10,704	5.14
Sirva Worldwide, Loan*
L+ 6.25%,1.25% L Floor, 3/27/2019	7,982	7,966	7,523	3.61
TableTop Media, LLC, Lease**
10.00%, 10/15/2019	5,059	5,047	5,050	2.43
U.S. Telepacific Corp., Term Loan*
L+ 5.00%,1.00% L Floor, 11/25/2020	1,981	1,970	1,886	0.91
Total Communications		25,610	25,163	12.09

Computer Programming, Data Processing, & Other Computer Related Services
Emtec Global Services Holdings, LLC, Term Loan**
L+ 8.25%, 0.44% L, 11/30/2020	2,799	2,766	2,771	1.32
Emtec Global Services Holdings, LLC, Revolver
L+ 8.25%, 0.46% L, 11/30/2020	98	93	97	0.05
Total Computer Programming, Data Processing, & Other Computer Related Services		2,859	2,868	1.37

Consumer Finance Services
Affiliated Wealth Partners Holdings LLC, Term Loan*
L+ 8.00%,1.00% L Floor, 9/15/2020	3,829	3,781	3,782	1.82
PlanMember Financial Corporation, Term Loan*(1)
6.50%,1.50% L Floor, 12/31/2020	1,191	1,174	1,191	0.57
Project Sunshine IV Pty Ltd (Sensis), New Term Loans*(1)
L+ 7.00%,1.00% L Floor, 9/23/2019	8,868	8,678	8,536	4.10
Total Consumer Finance Services		13,633	13,509	6.49

Cosmetics/Toiletries
ActivStyle, Inc., Term Loan**
L+ 9.00%, 0.69% L, 7/9/2020	9,914	9,774	9,774	4.69
Total Cosmetics/Toiletries		9,774	9,774	4.69

Electrical Equipment
AbelConn, LLC (Atrenne Computing), Term Loan*
L+ 8.50%,1.00% L Floor, 7/17/2019	10,000	9,878	9,900	4.76
Otter Products, LLC (OtterBox Holdings, Inc.), Term B Loan*
L+ 4.75%,1.00% L Floor, 6/3/2020	1,888	1,852	1,605	0.77
Total Electrical Equipment		11,730	11,505	5.53

Equipment Rental & Leasing, Not Elsewhere Classified
University Furnishings, L.P., Term Loan B**
L+ 6.75%, 0.50% L Floor, 12/17/2020	7,102	6,993	6,975	3.35
Total Equipment Rental & Leasing, Not Elsewhere Classified		6,993	6,975	3.35

Food Stores - Retail
Specialty Bakers LLC, Term Loan*
L+ 7.50%,1.00% L Floor, 8/7/2019	9,818	9,686	9,707	4.66
Total Food Stores - Retail		9,686	9,707	4.66

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2016 (unaudited)

(in thousands)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Health Services
Aurora Diagnostics, LLC, Delayed Draw Term Loan*
L+ 7.13%,1.25% L Floor, 7/31/2019	850	$846	$846	0.41%
Aurora Diagnostics, LLC, Delayed Draw Term Loan B*
L+ 7.13%,1.25% L Floor, 7/31/2019	598	594	594	0.29
Aurora Diagnostics, LLC, Term Loan*
L+ 7.13%,1.25% L Floor, 7/31/2019	5,540	5,504	5,504	2.64
Forest Park Medical Center at San Antonio, LLC, Lease(4)
13.00%, 2/11/2020	8,982	8,832	3,897	1.87
Forest Park Medical Center at San Antonio, LLC, Term Loan(4)
14.00%, on Demand	1,951	1,914	847	0.41
SCG Capital Corporation (Radiation Therapy), Term Note
12.00%, 5/1/2017	2,282	2,282	2,282	1.10
Theragenics Corporation, Term Loan**
L+ 12.00%,1.00% L Floor, 12/23/2020	6,158	6,063	6,035	2.90
Walnut Hill Physicians' Hospital, LLC, Lease
12.50%, 4/30/2019	6,765	6,765	6,765	3.25
Total Health Services		32,800	26,770	12.87

Insurance Agents
Worley Claims Services, LLC, Term Loan*
L+ 8.00%,1.00% L Floor, 10/31/2020	10,343	10,281	10,268	4.93
Total Insurance Agents		10,281	10,268	4.93

Metal Mining
Metal Services LLC (Phoenix), New Term Loans*
L+ 7.50%,1.00% L Floor, 6/30/2019	6,112	6,026	5,936	2.85
Total Metal Mining		6,026	5,936	2.85

Miscellaneous Manufacturing
AP Gaming I, LLC, Term B Loan*
L+ 8.25%,1.00% L Floor, 12/21/2020	10,170	10,035	9,521	4.56
A.S.V., Inc., Term Loan*
L+ 11.00%, 0.50% L Floor, 12/19/2019	7,951	7,841	7,841	3.77
CR Brands, Inc., Term Loan*
L+ 9.25%,1.00% L Floor, 8/23/2017	10,061	9,994	9,985	4.80
Gardner Denver, Inc., Initial Dollar Term Loan*
L+ 3.25%,1.00% L Floor, 7/30/2020	1,985	1,882	1,823	0.88
Kranos Acquisition Corp., Term Loan*
L+ 10.00%,1.00% L Floor, 6/15/2017	8,818	8,783	8,792	4.22
Lexmark Carpet Mills, Inc., Term Loan*
L+ 10.00%,1.00% L Floor, 12/19/2019	9,774	9,605	9,604	4.61
PCCR USA, Inc., Term Loan A*
L+ 8.00%,1.00% L Floor, 12/1/2019	6,738	6,646	6,646	3.19
PCCR USA, Inc., Term Loan B*
L+ 8.00%,1.00% L Floor, 12/1/2019	1,753	1,723	1,723	0.83
Pelican Products, Inc., Term Loan*
L+ 4.25%,1.00% L Floor, 4/10/2020	1,950	1,934	1,892	0.91
Profusion Industries, LLC, Term Loan*
L+ 9.00%, 0.50% L Floor, 6/19/2020	10,043	9,883	9,883	4.75
Texas Hydraulics Holding, Inc., Term Loan**
L+ 6.50%, 0.50% L Floor, 2/17/2021	8,200	8,048	8,048	3.87
Total Miscellaneous Manufacturing		76,374	75,758	36.39

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2016 (unaudited)

(in thousands)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Miscellaneous Retail
360 Holdings III Corp., Term Loan*
L+ 9.00%, 1.00% L Floor, 10/1/2021	7,345	$7,077	$7,077	3.40%
Confluence Outdoor, LLC, Term Loan*
L+ 7.00%,1.00% L Floor, 4/18/2019	6,657	6,592	6,592	3.17
Confluence Outdoor, LLC, Delayed Draw Term Loan
L+ 7.00%,1.00% L Floor, 4/18/2019	999	989	989	0.47
HRI Holding Corp. (Houlihans Restaurants), Term Loan*
L+ 6.25%,1.00% L Floor, 12/17/2020	6,800	6,673	6,675	3.21
Interior Specialists, Inc., Term Loan*
L+ 8.00%,1.00% L Floor, 6/30/2020	10,144	9,982	9,982	4.79
League Collegiate Holdings, LLC, Term Loan*
L+ 8.00%, 0.50% L Floor, 6/28/2021	7,700	7,585	7,585	3.64
League Collegiate Holdings, LLC, Revolver*
L+ 8.00%,0.50% L Floor, 6/28/2021	154	121	152	0.07
PD Products, LLC, Term Loan*
L+ 10.50%,1.50% L Floor, 10/4/2018	9,379	9,295	9,378	4.50
PD Products, LLC, Revolver
L+ 10.50%,1.50% L Floor, 10/4/2018	180	166	180	0.09
Sears Holdings Corporation, Term Loan*
L+ 7.50%, 1.00% L Floor, 7/20/2020	1,600	1,555	1,593	0.77
Total Miscellaneous Retail		50,035	50,203	24.11

Miscellaneous Services
Simmons Research LLC, Term Loan*
L+ 10.50%, 0.69% L, 12/11/2020	3,860	3,791	3,791	1.82
Sprint Industrial Holdings, LLC, Term Loan (First Lien)*
L+ 5.75%,1.25% L Floor, 5/14/2019	4,799	4,781	3,527	1.69
YourMembership Holding Company, Term Loan A**
L+ 7.00%,1.00% L Floor, 9/12/2019	9,755	9,701	9,689	4.66
Total Miscellaneous Services		18,273	17,007	8.17

Oil & Gas
Badlands Production Company (fka Gasco), Term Loan*
L+ 17.50%,1.00% L Floor, 5/14/2018	10,500	10,367	9,975	4.80
Iracore International Holdings, Inc., Term Loan*
L+ 9.00%,1.00% L Floor, 7/10/2020	8,878	8,770	8,211	3.94
Rooster Energy Ltd., Term Loan*(3)
L+ 11.50%, Cash, 8.00% PIK, 1.50% L Floor, 6/25/2018	5,676	5,620	5,392	2.59
Total Oil & Gas		24,757	23,578	11.33

Printing & Publishing
Dodge Data & Analytics LLC, Term Loan*
L+ 8.75%,1.00% L Floor, 10/31/2019	9,154	9,032	9,032	4.34
Total Printing & Publishing		9,032	9,032	4.34

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2016 (unaudited)

(in thousands)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Specialty Services
Del Mar Recovery Solutions, Inc., Term Loan**
L+ 8.50%, 0.50% L Floor, 6/27/2021	8,580	$8,430	$8,430	4.05%
Del Mar Recovery Solutions, Inc., Revolver
L+ 8.50%, 0.50% L Floor, 6/27/2021	165	142	162	0.08
Vistronix, LLC, Term Loan*
L+ 8.50%, 0.50% L Floor, 12/4/2018	9,383	9,337	9,337	4.46
Vistronix, LLC, Revolver
L+ 8.50%, 0.50% L Floor, 12/4/2018	875	871	871	0.42
Total Specialty Services		18,780	18,800	9.01

Transportation Services
Fleetgistics Holdings, Inc., Term Loan*
L+ 6.13%,2.00% L Floor, 12/31/2018	964	964	867	0.42
Gruden Acquisition, Inc., Term Loan (First Lien)*
L+ 4.75%,1.00% L Floor, 8/18/2022	1,990	1,954	1,827	0.87
MXD Group, Inc. (fka Exel Direct Inc.), Term Loan*(3)
L+ 5.00% Cash, 8.00% PIK, 1.00% L Floor, 5/31/2018	14,915	14,807	14,160	6.80
Raymond Express International, LLC, Term Loan*
L+ 7.75%,1.75% L Floor, 2/28/2018	1,641	1,635	1,559	0.75
Total Transportation Services		19,360	18,413	8.84

Total Debt Investments		$405,020	$383,083	184.00%

Financial Assets
Consumer Finance Services
GLC Trust 2013-2 Consumer Loan Pool(1)(5)	11,982	$11,982	$11,626	5.58%
Total Consumer Finance Services		11,982	11,626	5.58

Total Financial Assets		$11,982	$11,626	5.58%

Unfunded Commitments
Communications
HC Cable OpCo, LLC, Revolver
0.50%, 7/17/2018	955	$-	$-	-%
Total Communications		-	-	-

Computer Programming, Data Processing, & Other Computer Related Services
Emtec Global Services Holdings, LLC, Revolver(6)
0.00%, 11/30/2020	360	-	(4)	-
Total Computer Programming, Data Processing, & Other Computer Related Services		-	(4)	-

Health Services
Aurora Diagnostics, LLC, Revolver(6)
0.38%, 7/31/2019	1,020	(7)	(7)	-
Total Health Services		(7)	(7)	-

Miscellaneous Retail
League Collegiate Holdings, LLC, Revolver(6)
0.75%, 6/28/2021	2,046	-	(30)	(0.01)
PD Products, LLC, Revolver
0.50%, 10/4/2018	1,460	-	-	-
Total Miscellaneous Retail		-	(30)	(0.01)

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2016 (unaudited)

(in thousands)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Unfunded Commitments (continued)
Miscellaneous Services
Del Mar Recovery Solutions, Inc., Revolver(6)
0.75%, 6/27/2021	1,155	-	(20)	(0.01)
YourMembership Holding Company, Revolver(6)
0.00%, 9/12/2019	441	(2)	(3)	-
Total Miscellaneous Services		(2)	(23)	(0.01)

Transportation Services
Raymond Express International, LLC, Revolver (6)
0.50%, 2/28/2018	215	-	(11)	(0.01)
Total Transportation Services		-	(11)	(0.01)

Total Unfunded Commitments		$(9)	$(75)	(0.03)%

Total Non-Control/Non-Affiliate Investments		$422,764	$400,917	192.57%

Non-Control/Affiliate Investments(8)
Investments - United States
Common Equity
Miscellaneous Services
Speed Commerce Investment Partners LLC, Class A Unit*	1,780	$1,693	$1,693	0.81%
Total Miscellaneous Services		1,693	1,693	0.81

Total Common Equity		$1,693	$1,693	0.81%

Debt Investments
Miscellaneous Services
Speed Commerce Operating Company LLC, Closing Date Term Loan B(3)
L+ 8.00% Cash, 3.00% PIK, 12/8/2017	1,784	$1,784	$1,784	0.86%
Speed Commerce Operating Company LLC, Delayed Draw Term Loan B(3)
L+ 8.00% Cash, 3.00% PIK, 12/8/2017	200	200	200	0.10
Total Miscellaneous Services		1,984	1,984	0.96

Total Debt Investments		$1,984	$1,984	0.96%

Unfunded Commitments
Miscellaneous Services
Speed Commerce Operating Company LLC, Delayed Draw Term Loan B
0.00%, 12/8/2017	1,016	$-	$-	-%
Total Miscellaneous Services		-	-	-

Total Unfunded Commitments		$-	$-	-%

Total Non-Control/Affiliate Investments		$3,677	$3,677	1.77%

Total Investments - United States		$426,441	$404,594	194.34%

 _____________

* **

Denotes that all or a portion of the investment is held as collateral by the CLO (see Note 7).

Denotes that all or a portion of the loan is held by Garrison SBIC.

L = London Interbank Offered Rate.

P = Prime Rate

(1)	Not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (“the 1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(2)	Net of incentive fee payable to a third party equal to 20% of any distribution after the Company has received its full net capital investment plus a 12% preferred return in GLC Trust 2013-2 and Prosper Marketplace Series B Preferred Stock.

(3)	Coupon is payable in cash, and/or payment-in-kind (“PIK”), or a combination thereof.

(4)	Investment is currently not income producing and placed on non-accrual status.

(5)	GLC Trust 2013-2 includes 2,077 small balance consumer loans with an average par of $5,769, a weighted average rate of 15.7% and a weighted average maturity of August 2, 2018. See Note 4 for additional information. See Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 for detail on underlying loans.

(6)	The negative fair value is the result of the unfunded commitments being valued below par. These amounts may or may not be funded to the borrowing party currently or in the future.

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

All debt investments were income producing as of June 30, 2016, unless otherwise noted. Common and preferred equity investments are non income-producing unless otherwise noted.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2015

(in thousands, except share amounts)

Security Description	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Common Equity
Apparel Products
Everyware Global, Inc., Common	242,035	$2,714	$1,815	0.78%
Total Apparel Products		2,714	1,815	0.78

Health Services
Juniper TGX Investment Partners, LLC, Common	3,146	671	1,023	0.44
Total Health Services		671	1,023	0.44

Miscellaneous Manufacturing
Valterra Products Holdings, LLC, Class A	185,847	186	456	0.21
Valterra Products Holdings, LLC, Class B	20,650	21	51	0.02
Total Miscellaneous Manufacturing		207	507	0.23

Miscellaneous Retail
Faraday Holdings, LLC, Common	2,265	110	123	0.05
Provo Craft Holdings, LLC, Common	2,436,157	-	-	-
Total Miscellaneous Retail		110	123	0.05

Transportation Services
EZE Trucking, LLC, Common	2,898	268	-	-
Total Transportation Services		268	-	-

Total Common Equity		$3,970	$3,468	1.50%

Preferred Equity
Consumer Finance Services
Prosper Marketplace Series B Preferred Stock(1)(2)	182,573	$551	$4,236	1.84%
Total Consumer Finance Services		551	4,236	1.84

Miscellaneous Services
SC Academy Holdings, Inc., Preferred Equity	25,000	1,250	1,250	0.54
Total Miscellaneous Services		1,250	1,250	0.54

Total Preferred Equity		$1,801	$5,486	2.38%

Debt Investments
Agricultural Services
BFN Operations LLC , Term Loan*(4)
LIBOR ("L") + 10.00%,1.00% Floor, 12/29/2017	10,500	10,339	5,040	2.18%
Total Agricultural Services		10,339	5,040	2.18

Automotive
Penda Corporation, Term Loan(3)
14.00% Cash, 2.00% PIK, 1/26/2019	7,512	7,431	7,512	3.26
Total Automotive		7,431	7,512	3.26

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

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

($ in thousands, except share and per share amounts)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Investment income
Interest income
Non-control/non-affiliate investments	$10,974	$12,277	$21,849	$25,235
Other income	163	875	344	1,396
Total investment income	11,137	13,152	22,193	26,631

Expenses
Interest expense	2,078	1,816	4,086	3,666
Management fee	1,824	1,983	3,674	3,973
Incentive fee	-	1,017	-	1,712
Professional fees	336	299	722	615
Directors' fees	107	101	214	208
Administrator expenses	445	272	714	513
Other expenses	547	531	1,071	1,083
Total expenses	5,337	6,019	10,481	11,770
Net investment income before excise taxes	5,800	7,133	11,712	14,861
Excise tax (expense)	(50)	43	(100)	(3)
Net investment income	5,750	7,176	11,612	14,858

Realized and unrealized (loss)/gain on investments
Net realized (loss) from investments
Non-control/non-affiliate investments	(18,315)	(8,521)	(18,410)	(9,011)
Net change in unrealized gain from investments
Non-control/non-affiliate investments	8,681	5,221	219	1,001
Net realized and unrealized (loss) on investments	(9,634)	(3,300)	(18,191)	(8,010)

Net (decrease)/increase in net assets resulting from operations	$(3,884)	$3,876	$(6,579)	$6,848

Net investment income per common share	$0.36	$0.43	$0.71	$0.89
Net (decrease)/increase in net assets resulting from operations per common share	$(0.24)	$0.23	$(0.40)	$0.41
Basic weighted average common shares outstanding	16,173,091	16,758,779	16,246,272	16,758,779

Dividends and distributions declared per common share(1)	$0.35	$0.35	$0.70	$0.70

____________

(1)	Calculated using basic weighted average common shares outstanding.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

($ in thousands, except share and per share amounts)

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015

(Decrease)/increase in net assets from operations:
Net investment income	$11,612	$14,858
Net realized (loss) from investments	(18,410)	(9,011)
Net change in unrealized gain on investments	219	1,001
Net (decrease)/increase in net assets from operations	(6,579)	6,848

Dividends and distributions to stockholders:
From net investment income	(11,340)	(11,732)
Total dividends and distributions to stockholders(1)	(11,340)	(11,732)

Common share transactions
Repurchase of common stock (see Note 13)	(4,604)	-
Net (decrease) in net assets from common share transactions	(4,604)	-

Total (decrease) in net assets	(22,523)	(4,884)
Net assets at beginning of period	230,710	261,103
Net assets at end of period	$208,187	$256,219
Net asset value per common share	$12.94	$15.29
Common shares outstanding at end of period	16,091,392	16,758,779

Underdistributed net investment income included in net assets	$9,056	$3,127

 ____________

(1)	Dividends from net investment income are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

($ in thousands, except share and per share amounts)

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities
Net (decrease)/increase in net assets resulting from operations	$(6,579)	$6,848
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net accretion of discounts on investments	(724)	(831)
Net realized loss from investments	18,410	9,011
Amortization of discount on senior secured notes payable	107	158
Amortization of deferred debt issuance costs	409	398
Net change in unrealized (gain) on investments	(219)	(1,001)
Payment-in-kind interest	(929)	(1,211)
Purchases of investments	(61,829)	(88,573)
Paydowns of investments	28,716	111,932
Sales of investments	26,983	3,371
Changes in operating assets and liabilities:
Decrease/(increase) in cash, restricted	4,580	(6,356)
(Increase) in due from counterparties	(719)	(167)
Decrease/(increase) in accrued interest receivable	1,701	(900)
(Increase) in deferred offering costs	-	(126)
Decrease in prepaid administrator fee	-	74
Decrease/(increase) in other assets	214	(310)
Increase in due to counterparties	1,721	1
Increase in payables to affiliates	210	1,138
Increase/(decrease) in interest payable on notes payable	147	(34)
(Decrease) in accrued expenses and other payables	(105)	(32)
Net cash provided by operating activities	12,094	33,390

Cash flows from financing activities
Repurchase of common stock	(4,604)	-
Distributions paid to stockholders	(11,340)	(11,731)
Payments for financing costs	(178)	(435)
(Repayment) of senior secured revolving notes	(3,900)	(2,400)
Repayment of GLC Trust 2013-2 Class A notes	(6,274)	(7,848)
Proceeds from Garrison SBIC borrowings	7,360	3,500
Net cash (used in) financing activities	(18,936)	(18,914)

Net (decrease)/increase in cash	(6,842)	14,476
Cash at beginning of period	24,985	13,651
Cash at end of period	$18,143	$28,127

Supplemental disclosure of cash flow information
Cash paid for interest expense	$3,348	$3,145
Supplemental disclosure of non-cash activities
Restructuring of portfolio investment	$840	$2,735

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

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

June 30, 2016

1. Organization  – (continued)

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

On July 11, 2014, GARS increased the GLC Trust 2013-2 Revolver total commitment by $15.0 million, for a total commitment of $30.0 million. On July 18, 2014, GARS completed a $39.2 million term debt securitization (the “GLC Trust 2013-2 Securitization” and the notes offered thereby, the “GLC Trust 2013-2 Notes”) collateralized by the GLC Trust 2013-2 consumer loan portfolio, to refinance the GLC Trust 2013-2 Revolver (see Note 7).

On September 25, 2013, Garrison Funding 2013-2 Ltd. (“GF 2013-2”) completed a $350.0 million collateralized loan obligation (the “CLO”) through a private placement, the proceeds of which were utilized, along with cash on hand, to refinance the existing Credit Facility (see Note 7). Immediately following the completion of the CLO, Garrison Funding 2013-2 Manager LLC (“GF 2013-2 Manager”) owned 100% of the Subordinated Notes (as defined below). GF 2013-2 Manager serves as collateral manager to GF 2013-2 and has entered into a sub-collateral management agreement with the Investment Adviser.

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

June 30, 2016

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

June 30, 2016

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

As of June 30, 2016, $400.9 million of the Company’s investments were Non-Control/Non-Affiliate Investments and $3.7 million were Non-Control/Affiliate Investments. As of December 31, 2015, all of the Company’s investments were Non-Control/Non-Affiliate Investments.

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

Cash and Cash Equivalents

As of June 30, 2016 and December 31, 2015, cash held in designated bank accounts with the Custodian was $11.8 million and $23.4 million, respectively. As of June 30, 2016 and December 31, 2015, cash held in designated bank accounts with other major financial institutions was $6.3 million and $1.6 million, respectively. At times, these balances may exceed federally insured limits and this potentially subjects the Company to a concentration of credit risk. The Company believes it is not exposed to any significant credit risk associated with its cash custodian.

The Company defines cash equivalents as highly liquid financial instruments with original maturities of three months or less, including those held in overnight sweep bank deposit accounts. As of June 30, 2016 and December 31, 2015, the Company held no cash equivalents.

Cash and Cash Equivalents, Restricted

 Restricted cash as of June 30, 2016 and December 31, 2015 included cash of $6.2 million and $10.4 million, respectively, held by GF 2013-2 in designated bank accounts with the Custodian. GF 2013-2 is required to use a portion of these amounts to pay interest expense, reduce borrowings at the end of the investment period and to pay other amounts in accordance with the terms of the indenture of the CLO. Funds held by GF 2013-2 are not available for general use by the Company.

Restricted cash as of June 30, 2016 and December 31, 2015 also included cash of $1.1 million and $1.4 million, respectively, held by GLC Trust 2013-2 in designated restricted bank accounts. GLC Trust 2013-2 is required to use a portion of these amounts to make principal payments and pay interest expense in accordance with the terms of the indenture governing the GLC Trust 2013-2 Notes.

As of both June 30, 2016 and December 31, 2015, the Company held no restricted cash equivalents.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

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

The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. For the three and six months ended June 30, 2016, the Company recognized $0.3 million and $0.7 million in charge offs in realized losses from investments for consumer loans held by GLC Trust 2013-2, respectively. The Company had three investments that were on non-accrual status as of June 30, 2016 and four investments that were on non-accrual status as of December 31, 2015.

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

Dividend income on preferred equity securities is recorded as investment income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected.

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

June 30, 2016

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

June 30, 2016

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

Offering Costs

Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity or debt offerings and are charged against proceeds from the offerings when received. As of both June 30, 2016 and December 31, 2015, $0.5 million of expenses associated with the shelf registration statement initially filed with the SEC on April 3, 2014 (“Registration Statement”) were deferred and included in deferred offering costs. These amounts will be charged against proceeds from future offerings of securities when received.

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

June 30, 2016

2. Significant Accounting Policies and Recent Updates  – (continued)

The Company adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if the Board declares a cash dividend or other distribution, then our stockholders who have not ‘opted out’ of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, which may be newly issued shares or shares acquired by AST through open-market purchases, rather than receiving the cash distribution. As of June 30, 2016, no new shares have been issued under the dividend reinvestment plan.

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

Income Taxes

As discussed in Note 1, for tax purposes, GARS has elected to be treated as a RIC under Subchapter M of the Code and intends to qualify each taxable year for such treatment. In addition, GF 2013-2, GF 2013-2 Manager, the GARS Equity Holdings Entities, Walnut Hill II LLC and Forest Park II LLC are disregarded entities for tax purposes. GLC Trust 2013-2 is a grantor trust for U.S. taxable income purposes, whereby the income reverts to GARS, accordingly, no provision for federal income tax was made in the consolidated financial statements for the three and six months ended June 30, 2016 or the year ended December 31, 2015.

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

June 30, 2016

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

For the three and six months ended June 30, 2016, there was $50,000 and $0.1 million of U.S. federal excise tax expense recorded. For the three ended June 30, 2015, the Company reversed previously accrued U.S. federal excise tax in the amount of $(42,957). In addition, GARS has certain wholly owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds a portion of one or more of our portfolio investments that are listed on the consolidated schedule of investments. The Taxable Subsidiaries are consolidated for financial reporting purposes in accordance with U.S. GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is, among other things, to permit GARS to hold certain interests in portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross income for federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of investment income, it could jeopardize GARS ability to qualify as a RIC and therefore cause GARS to incur significant amounts of corporate-level U.S. federal income taxes. Where interests in LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, however, the income from such interests is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping GARS preserve its RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies.

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

($ in thousands)	December 31, 2015
Accumulated net investment income	$2,259
Accumulated net realized (loss) on investments	(2,069)
Paid - in capital	(190)

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

2. Significant Accounting Policies and Recent Updates  – (continued)

The following table reconciles net increase in net assets resulting from operations to taxable income for tax year ended December 31, 2015:

($ in thousands)	December 31, 2015
Net (decrease) in net assets resulting from operations	$(3,660)
Net change in unrealized loss from investments	21,919
Net capital loss carryforward	10,275
Permanent book-to-tax differences	190
Temporary book-to-tax differences	(2,169)
Taxable income before deductions for distribution	$26,555

As of December 31, 2015, the accumulated earnings/(deficit) on a tax basis was:

($ in thousands)	December 31, 2015
Undistributed ordinary income	$8,782
Accumulated capital gain and other gains/(losses)	(10,275)
Unrealized (losses) on investments	(22,053)
Total accumulated (deficit)	$(23,546)

The tax character of all distributions paid for the year ended December 31, 2015 was classified as ordinary income.

As of December 31, 2015 the components of the $(22.1) million of accumulated losses were the same on a tax basis and under U.S. GAAP.

As of December 31, 2015, the federal income tax basis of investments was $437.1 million resulting in net unrealized loss of $(22.1) million.

Under U.S. GAAP the Company is required to determine whether a tax position of the Company is more likely-than-not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that could negatively impact the Company’s net assets.

The Company has concluded that it was not necessary to record a liability for any such tax positions as of June 30, 2016 and December 31, 2015. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

2. Significant Accounting Policies and Recent Updates  – (continued)

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed as of June 30, 2016 and December 31, 2015.

If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statement of operations.

As of December 31, 2015, the Company had net long term capital loss carryforwards of $10.3 million.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Topic 825): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 changes how entities account for and measure the fair value of certain equity investments and updates the presentation and disclosure of certain financial assets and liabilities. This new guidance is effective for annual and interim periods beginning on or after December 15, 2017 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact ASU 2016-01 will have on the Company’s consolidated financial position and disclosures.

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

June 30, 2016

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

The terms of the Debt Investments may provide for the Company to extend to a borrower additional credit or provide funding for any unfunded portion of such Debt Investments at the request of the borrower. This exposes the Company to potential liabilities that are not reflected on the consolidated statements of financial condition. As of June 30, 2016 and December 31, 2015, the Company had $8.7 million and $6.9 million of unfunded commitments with a fair value of $(0.1) million and $(0.1) million, respectively. The negative fair value is the result of the unfunded commitments being valued below par. These amounts may or may not be funded to the borrowing party now or in the future.

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

June 30, 2016

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

June 30, 2016

4. Fair Value of Financial Instruments  – (continued)

The following tables summarize the valuation of the Company’s investments measured at fair value based on the fair value hierarchy detailed above as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured (1)(2)	$-	$-	$377,431	$377,431
Mezzanine	-	-	7,561	7,561
Preferred Equity Investments	-	-	2,813	2,813
Common Equity Investments	-	-	5,163	5,163
Financial Assets	-	-	11,626	11,626
	$-	$-	$404,594	$404,594

 ______________

(1)	Includes unfunded commitments with a fair value of $(0.1) million.
(2)	Included in senior secured loans are loans structured as first lien, last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.

	As of December 31, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured (1)(2)	$-	$-	$380,780	$380,780
Mezzanine	-	-	7,512	7,512
Preferred Equity Investments	-	-	5,487	5,487
Common Equity Investments	-	-	3,468	3,468
Financial Assets	-	-	17,754	17,754
	$-	$-	$415,001	$415,001

 ______________

(1)	Includes unfunded commitments with a fair value of $(0.1) million.
(2)	Included in senior secured loans are loans structured as first lien, last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.

The net change in unrealized gain attributable to the Company’s Level 3 assets for the six months ended June 30, 2016 included in the net change in unrealized gain from on investments in the Company’s consolidated statement of operations was $0.2 million. The net change in unrealized gain attributable to the Company’s Level 3 assets for the six months ended June 30, 2015 included in the net change in unrealized gain from investments in the Company’s consolidated statement of operations was $1.0 million.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

4. Fair Value of Financial Instruments  – (continued)

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the six months ended June 30, 2016:

	Six Months Ended June 30, 2016
	Senior Secured	Mezzanine	Preferred Equity	Common Equity	Financial
	Investments	Investments	Investments	Investments	Assets	Total
($ in thousands)
Fair value, beginning of period	$380,780	$7,512	$5,487	$3,468	$17,754	$415,001

Total net realized and unrealized (loss)/gain on investments	(15,930)	(14)	(2,674)	298	(72)	(18,392)
Total net accretion of discounts on investments	710	14	-	-	-	724
Purchases/issuances(1)	61,018	49	-	1,693	-	62,760
Sales	(26,983)	-	-	-	-	(26,983)
Paydowns(1)	(22,164)	-	-	(296)	(6,056)	(28,516)

Fair value, end of period	$377,431	$7,561	$2,813	$5,163	$11,626	$404,594

Net change in unrealized (loss)/ gain from investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date	$(9,409)	$(14)	$(2,674)	$-	$579	$(11,518)

______________

(1)	Includes non-cash restructuring of portfolio investments of $0.8 million. There were no transfers of investments between levels for the six months ended June 30, 2016.

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the six months ended June 30, 2015:

	Six Months Ended June 30, 2015
	Senior Secured	Second Lien	Mezzanine	Subordinated	Preferred Equity	Common Equity	Financial
	Investments	Investments	Investments	Investments	Investments	Investments	Assets	Total
($ in thousands)
Fair value, beginning of period	$399,188	$13,652	$7,361	$4,067	$5,791	$1,380	$36,330	$467,769

Total net realized and unrealized (loss)/gain on investments	(7,603)	284	(13)	-	721	39	(1,358)	(7,930)
Total net accretion of discounts on investments	787	31	13	-	-	-	-	831
Purchases/issuances(1)	89,622	-	74	-	-	2,825	-	92,521
Sales	127	(3,498)	-	-	-	-	-	(3,371)
Paydowns(1)	(95,855)	(10,470)	-	-	-	-	(8,425)	(114,750)

Fair value, end of period	$386,266	$(1)	$7,435	$4,067	$6,512	$4,244	$26,547	$435,070

Net change in unrealized (loss)/ gain from investments in our Consolidated Statement of Operations attributable to our Level 3 assets still held at the reporting date	$(2,899)	$-	$(13)	$-	$722	$39	$(24)	$(2,175)

______________

(1)	Includes non-cash restructuring of portfolio investments of $2.7 million. There were no transfers of investments between levels for the six months ended June 30, 2015.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

4. Fair Value of Financial Instruments  – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at June 30, 2016:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range				Weighted
	June 30, 2016	Technique	Input	Low		High		Average

($ in thousands)
Senior Secured Investments (1)	377,431	Comparable yield approach	Market rate (2)	5.4%		25.4%		10.5%
		Market comparable companies	EBITDA multiple (5)	2.5	x	11.8	x	6.0	x

Mezzanine Investments	7,561	Comparable yield approach	Market rate (2)	16.7%		16.7%		16.7%
		Market comparable companies	EBITDA multiple (5)	6.1	x	6.1	x	6.1	x

Equity Investments (3)	7,976	Market comparable companies	EBITDA multiple (5)	4.0	x	8.0	x	4.8	x
		Market comparable companies	Origination fees multiple	4.7	x	4.7	x	4.7	x

Financial Assets (4)	11,626	Discounted cash flows	Interest rate	6.3%		31.3%		15.7%
			Conditional prepayment rate ("CPR")	18.5%		83.6%		32.7%
			Constant default rate ("CDR")	8.4%		40.8%		18.3%
			Default rate multiplier	0.9	x	0.9	x	0.9	x
			Discount rate	7.3%		7.3%		7.3%
Total	$404,594

____________

(1)	Includes total unfunded commitments of $(0.1) million.

(2)	Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

(3)	Includes preferred and common equity.

(4)	Financial Assets are valued by the level of risk associated with the underlying loan measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, the borrowers credit score obtained from an official credit reporting agency at origination, debt-to-income ratios at origination, information from the borrower’s credit report at origination, as well as the borrower’s self-reported income range, occupation and employment status at origination. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of June 30, 2016, 21.1%, 33.6%, 34.1%, 8.1%, 3.0%, and 0.1%, of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively. See Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 for detail on the underlying loans.

(5)	Excludes non-operating portfolio companies, which we define as those loans collateralized by proved developed producing, or PDP, value or other hard assets. PDPs are proven revenues that can be produced with existing wells. As of June 30, 2016, $31.9 million of par value and $31.1 million of fair value was excluded.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at December 31, 2015:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range				Weighted
	December 31, 2015	Technique	Input	Low		High		Average

($ in thousands)
Senior Secured Investments (1)	380,780	Comparable yield approach	Market rate (2)	5.6%		21.2%		9.7%
		Market comparable companies	EBITDA multiple (5)	1.9	x	11.3	x	5.5	x

Mezzanine Investments	7,512	Comparable yield approach	Market rate (2)	16.0%		16.0%		16.0%
		Market comparable companies	EBITDA multiple (5)	5.0	x	5.0	x	5.0	x

Equity Investments (3)	8,955	Market comparable companies	EBITDA multiple (5)	4.3	x	8.0	x	6.0	x
		Market comparable companies	Origination fees multiple	8.8	x	8.8	x	8.8	x

Financial Assets (4)	17,754	Discounted cash flows	Interest rate	6.3%		31.3%		15.6%
			CPR	18.5%		83.6%		36.9%
			CDR	8.4%		40.8%		18.1%
			Default rate multiplier	1.3	x	1.3	x	1.3	x
			Discount rate	7.3%		7.3%		7.3%
Total	$415,001

__________

(1)	Includes total unfunded commitments of $(0.1) million.

(2)	Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

(3)	Includes preferred and common equity.

(4)	Financial Assets are valued by the level of risk associated with the underlying loan measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, the borrowers credit score obtained from an official credit reporting agency at origination, debt-to-income ratios at origination, information from the borrower’s credit report at origination, as well as the borrower’s self-reported income range, occupation and employment status at origination. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of December 31, 2015, 24.2%, 33.1%, 31.9%, 7.5%, 3.1%, and 0.2%, of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively. See Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for detail on the underlying loans.

(5)	Excludes non-operating portfolio companies, which we define as those loans collateralized by proved developed producing, or PDP, value or other hard assets. PDPs are proven revenues that can be produced with existing wells. As of December 31, 2015, $33.5 million of par value and $32.7 million of fair value was excluded.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

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

The composition of the Company’s portfolio by industry at cost and fair value as of June 30, 2016 was as follows:

Industry	Cost of Investments		Fair Value of Investments
($ in thousands)
Miscellaneous Manufacturing	$76,581	18.0%	$76,265	18.9%
Miscellaneous Retail	50,145	11.8	50,296	12.5
Health Services	33,464	7.8	27,787	7.0
Consumer Finance Services	26,166	6.1	27,648	6.9
Communications	25,610	6.0	25,163	6.2
Oil & Gas	24,757	5.8	23,578	5.8
Miscellaneous Services	23,198	5.4	20,961	5.2
Transportation Services	19,628	4.6	18,402	4.5
Specialty Services	18,780	4.4	18,800	4.6
Electrical Equipment	11,730	2.8	11,505	2.8
Agricultural Services	11,188	2.6	-	-
Broadcasting & Entertainment	11,113	2.6	11,112	2.7
Insurance Agents	10,281	2.4	10,268	2.5
Building & Real Estate	9,857	2.3	9,779	2.4
Cosmetics/Toiletries	9,774	2.3	9,774	2.4
Business Services	9,757	2.3	9,757	2.4
Food Stores - Retail	9,686	2.3	9,707	2.4
Chemicals	9,609	2.3	9,608	2.4
Printing & Publishing	9,032	2.1	9,032	2.2
Automotive	7,493	1.8	7,561	1.9
Equipment Rental & Leasing, Not Elsewhere Classified	6,993	1.6	6,975	1.7
Metal Mining	6,026	1.4	5,936	1.5
Computer Programming, Data Processing, & Other Computer Related Services	2,859	0.7	2,864	0.7
Apparel Products	2,714	0.6	1,816	0.4
	$426,441	100.0%	$404,594	100.0%

Refer to the consolidated schedule of investments for detailed disaggregation of the Company’s investments.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

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

6. Due To and Due From Counterparties

The Company executes investment transactions with agents, brokers, investment companies, agent banks and other financial institutions. Due to and due from counterparties include amounts related to unsettled purchase and sale transactions of investments, unsettled purchases of common stock and principal paydowns receivable from the borrowers.

Amounts due to counterparties were $2.1 million and $0.4 million as of June 30, 2016 and December 31, 2015, respectively. Amounts due from counterparties were $2.3 million and $1.6 million as of June 30, 2016 and December 31, 2015, respectively.

7. Financing

As of June 30, 2016, the total carrying value of the Company’s aggregate debt outstanding was $223.1 million with a weighted average effective interest rate of 3.39%. The Company’s debt outstanding as of June 30, 2016 was comprised of notes issued by GF 2013-2 and GLC Trust 2013-2 as well as Garrison SBIC borrowings.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

7. Financing  – (continued)

The table below provides details of our outstanding debt as of June 30, 2016:

	Amortized	Outstanding
June 30, 2016	Carrying Value	Principal at Par	Interest Rate	Rating(2)	Stated Maturity
($ in thousands)
Senior Secured Notes:
Class A-1R Notes	$31,100	$31,100	LIBOR + 1.90% (1)	AAA(sf)	9/25/2023
Class A-1T Notes	108,431	111,175	LIBOR + 1.80%	AAA(sf)	9/25/2023
Class A-2 Notes	23,698	24,150	LIBOR + 3.40%	AA(sf)	9/25/2023
Class B Notes	24,557	25,025	LIBOR + 4.65%	A (sf)	9/25/2023
Garrison SBIC Borrowings:
SBIC 2016-10 A	12,291	12,700	3.25% (3)	N/A	3/1/2026
SBIC 2015-10 B	13,484	14,000	3.57% (3)	N/A	9/1/2025
GLC Trust 2013-2 Notes:
Class A Notes	9,517	9,703	3.00%	N/A	7/15/2021
	$223,078	$227,853

______________

(1)	May bear interest at either the CP Rate (as defined in the indenture governing the CLO) or the London Interbank Offered Rate (“LIBOR”).

(2)	Represents an S&P rating as of the closing of the CLO.

(3)	Represents the stated interest rate and annual charge of our SBA-guaranteed debentures.

The table below provides details of our outstanding debt as of December 31, 2015:

	Amortized	Outstanding
December 31, 2015	Carrying Value	Principal at Par	Interest Rate	Rating(2)	Stated Maturity
($ in thousands)
Senior Secured Notes:
Class A-1R Notes	$35,000	$35,000	LIBOR + 1.90% (1)	AAA(sf)	9/25/2023
Class A-1T Notes	108,248	111,175	LIBOR + 1.80%	AAA(sf)	9/25/2023
Class A-2 Notes	23,667	24,150	LIBOR + 3.40%	AA(sf)	9/25/2023
Class B Notes	24,524	25,025	LIBOR + 4.65%	A (sf)	9/25/2023
Garrison SBIC Borrowings:
SBIC Borrowings	18,546	19,340	3.57% (3)	N/A	9/1/2025	(4)
GLC Trust 2013-2 Notes:
Class A Notes	15,664	15,978	3.00%	N/A	7/15/2021
	$225,649	$230,668

______________

(1)	May bear interest at either the CP Rate (as defined in the indenture governing the CLO) or LIBOR.

(2)	Represents an S&P rating as of the closing of the CLO.

(3)	Represents the stated interest rate and annual charge of our SBA-guaranteed debentures. The current balance includes interim financings of $5.3 million outstanding as of December 31, 2015. These interim financings have an interest rate of LIBOR + 1.04% and a maturity date of March 23, 2016, upon which they were pooled into the SBA-guaranteed debentures.

(4)	Represents maturity date of our SBA-guaranteed debentures. The maturity date of our interim financings was March 23, 2016.

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing (other than the SBA debentures of Garrison SBIC, as permitted by exemptive relief the Company has been granted by the SEC). As of June 30, 2016 and December 31, 2015, the Company’s asset coverage for borrowed amounts was 203.2% and 208.8%, respectively.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

7. Financing  – (continued)

The table below shows the weighted average interest rates and weighted average effective interest rates, inclusive of deferred debt issuance costs, of our debt as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Senior Secured Revolving Notes:
Weighted average interest rate	2.52%	2.40%
Weighted average effective interest rate(1)	2.56	2.48
Senior Secured Term Notes:
Weighted average interest rate	3.10	2.86
Weighted average effective interest rate(1)	3.47	3.26
GLC Trust 2013-2 Class A Notes:
Weighted average interest rate	3.00	3.00
Weighted average effective interest rate(1)	3.38	3.09
SBIC Borrowings:
Weighted average interest rate	3.42	3.02
Weighted average effective interest rate(1)	3.82	3.97
Total
Total weighted average interest rate	3.06	2.81
Total weighted average effective interest rate(1)	3.39	3.20

__________

(1)	Includes the effects of deferred debt issuance costs.

Senior Secured Notes

On September 25, 2013, GF 2013-2 completed the CLO through a private placement of (1) $50.0 million of Class A-1R revolving notes (“Class A-1R Notes”); (2) $111.2 million of Class A-1T notes (“Class A-1T Notes”); (3) $24.2 million of Class A-2 notes (“Class A-2 Notes” and collectively with the Class A-1R Notes and the Class A-1T Notes, the “Class A Notes”); (4) $25.0 million of Class B notes (“Class B Notes”); (5) $13.7 million of Class C notes (“Class C Notes”), which bear interest at three-month LIBOR plus 5.50% (collectively, the Class A Notes, Class B Notes and Class C Notes are referred to as the “Secured Notes”); and (6) $126.0 million of subordinated notes (“Subordinated Notes”), which do not have a stated interest rate (collectively, the Secured Notes and the Subordinated Notes are referred to as the “GF 2013-2 Notes”).We utilized the proceeds of the GF 2013-2 Notes, along with cash on hand, to refinance the existing Credit Facility. All of the GF 2013-2 Notes are scheduled to mature on September 25, 2023. As of June 30, 2016, GARS had retained 100% of the Class C Notes, which are eliminated in consolidation. The Subordinated Notes represent the residual interest in GF 2013-2. Immediately following the completion of the CLO, GF 2013-2 Manager owned 100% of the Subordinated Notes, which are eliminated in consolidation.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

7. Financing  – (continued)

At June 30, 2016, $18.9 million of the Class A-1R Notes were undrawn. As of December 31, 2015, $15.0 million of the Class A-1R Notes undrawn. The Class A-1R Notes bear a 1.00% annual fee on undrawn amounts. The fair value of the GF 2013-2 Notes approximated its carrying value on the consolidated statements of financial condition as of June 30, 2016 and December 31, 2015, respectively.

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

Furthermore, if under the second coverage test the aggregate principal amount of the collateral loans equals 125.0% or less of the aggregate outstanding principal amount on the Class A-1T Notes and Class A-1R Notes, taken together, and remains so for ten business days, an event of default will be deemed to have occurred. As of June 30, 2016 and December 31, 2015, the trustee for the CLO has asserted that all of the coverage tests were met.

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

June 30, 2016

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

As of June 30, 2016, Garrison SBIC had regulatory capital of $35.0 million and total SBIC borrowings outstanding of $26.7 million. The SBIC borrowings were comprised of $14.0 million and $12.7 million of SBA guaranteed debentures that mature on September 1, 2025 and March 1, 2026, respectively. The fair value of the SBIC borrowings approximated its carrying value on the consolidated statements of financial condition as of June 30, 2016 and December 31, 2015. As of June 30, 2016, the Company had $8.3 million of available SBIC leverage capacity.

GLC Trust 2013-2 Notes

On July 18, 2014, GARS completed the “GLC Trust 2013-2 Securitization”. The notes offered in the GLC Trust 2013-2 Securitization were issued by GLC Trust 2013-2 and consisted of $36.9 million of Class A Notes (“GLC Trust 2013-2 Class A Notes”) and $2.3 million of Class B Notes (“GLC Trust 2013-2 Class B Notes”, and collectively with the GLC Trust 2013-2 Class A Notes, the “GLC Trust 2013-2 Notes”). As of June 30, 2016, GARS has retained all of the GLC Trust 2013-2 Class B Notes, which are eliminated in consolidation.

The GLC Trust 2013-2 Class A Notes bear interest at 3.00% per annum and are scheduled to mature on July 15, 2021. The proceeds of the GLC Trust 2013-2 Notes were used to refinance the GLC Trust 2013-2 Revolver, which was fully paid down and terminated concurrent with the issuance of the GLC Trust 2013-2 Notes.

The fair value of the GLC Trust 2013-2 Notes approximated the carrying value on the consolidated statements of financial condition as of June 30, 2016 and December 31, 2015, respectively.

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

If these tests are not satisfied with respect to a monthly payment date and are not cured within 45 days, an event of default will be deemed to have occurred and the GLC Trust 2013-2 Notes will become immediately due and payable, in accordance with the terms of the indenture. As of June 30, 2016, all of the coverage tests were met.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

7. Financing  – (continued)

Deferred Debt Issuance Costs and other Fees

Fees paid as part of the execution of the Credit Facility, the refinance of the Credit Facility and the execution of the CLO in the amount of $6.2 million consisted of facility fees of $4.3 million and other costs of $1.9 million, which included rating agency fees and legal fees. Fees paid as part of the execution of the GLC Trust 2013-2 Securitization in the amount of $0.4 million consisted of legal and other fees. For the six months ended June 30, 2016, we paid total fees of $0.2 million on our SBIC borrowings. Fees paid as part of the execution of our SBIC borrowings include a 1.00% commitment fee on our $35.0 million commitment, 2.00% leverage fees and 0.43% of other fees on amounts drawn. These costs are included in deferred debt issuance costs on the consolidated statements of financial condition and will be amortized over the stated maturity of the respective loans, with $4.2 million and $4.4 million of deferred debt issuance costs remaining as of June 30, 2016 and December 31, 2015, respectively.

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

Management Fees

The following table details our management fee expenses for the three and six months ended June 30, 2016, and June 30, 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2016	2015	2016	2015
Management fees
Management fees	$1,824	$1,983	$3,674	$3,973
Total management fees	$1,824	$1,983	$3,674	$3,973

Management fees of $1.8 million were payable as of both June 30, 2016 and December 31, 2015, and are included in management fee payable on the consolidated statements of financial condition.

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

June 30, 2016

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

Incentive Fee Cap and Deferral Mechanism

We have structured the calculation of these incentive fees to include a fee limitation such that no incentive fee will be paid to our Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to our Investment Adviser for the period that includes such fiscal quarter and the 11 full preceding fiscal quarters (the “Incentive Fee Look-back Period”) would exceed 20.0% of our Cumulative Pre-incentive Fee Net Return during the applicable Incentive Fee Look-back Period. The Incentive Fee Look-back Period commenced on April 1, 2013. Prior to April 1, 2016, the Incentive Fee Look-back Period consisted of fewer than 12 full fiscal quarters.

Cumulative Pre-Incentive Fee Net Return refers to the sum of (a) Pre-Incentive Fee Net Investment Income for each period during the Incentive Fee Look-back Period and (b) the sum of cumulative realized capital gains, cumulative realized capital losses, cumulative unrealized capital depreciation and cumulative unrealized capital appreciation during the applicable Incentive Fee Look-back Period.

The following table provides a breakdown of our incentive fees for the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2016	2015	2016	2015
Incentive fees
Income-based incentive fees	$1,151	$1,639	$2,323	$3,314
Capital gains-based incentive fees(1)	-	(622)	-	(1,602)
Incentive fees subject to cap & deferral mechanism(2)	(1,151)	-	(2,323)	-
Total incentive fees	$-	$1,017	$-	$1,712

__________

(1)

Capital Gains-Based Incentive Fee included the reversal of $(0.6) million and $(0.8) million of incentive fees on unrealized capital gains/(losses) as calculated under U.S. GAAP for the three and six months June 30, 2015, respectively.

(2)

As of June 30, 2016, the Investment Adviser had calculated an aggregate of $15.6 million (net of $0.3 million waiver) of income-based incentive fees since July 1, 2013, of which $10.6 million had been paid as of June 30, 2016. However, our cumulative Pre-Incentive Fee Net Return has been decreased by the aggregate cumulative net realized and unrealized capital losses, as calculated under U.S. GAAP, experienced through the Incentive Fee Look-back Period. As a result, as of June 30, 2016, aggregate incentive fees payable to the Investment Adviser during the Incentive Fee Look-back Period were capped by the Incentive Fee Cap and Deferral Mechanism at $7.6 million (i.e., 20% of our Cumulative Pre-Incentive Fee Net Return, net of waived fees, during the Incentive Fee Look-back Period).

Due to the fact that there is no clawback of amounts previously paid to the Investment Adviser in accordance with the Investment Advisory Agreement, the Company has not recorded a receivable for the $3.0 million difference between amounts paid under the Investment Advisory Agreement in prior quarters and the Incentive Fee Cap based on the Company’s Cumulative Pre-Incentive Fee Net Return as of June 30, 2016.

The $3.0 million difference may be used to reduce future amounts earned by the Investment Adviser. However, as noted above, no incentive fee will be paid to the Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to our Investment Adviser for the Incentive Fee Look-back Period would exceed 20% of our Cumulative Pre-Incentive Fee Net Return during the applicable Incentive Fee Look-back Period. To the extent unrealized capital losses incurred as of June 30, 2016 are reversed within the applicable Incentive Fee Look-back Period, the corresponding increase in our Cumulative Pre-Incentive Fee Net Return may result in the Investment Adviser earning and being paid up to $5.2 million of income based incentive fees which are currently subject to the Incentive Fee Cap.

As of June 30, 2016, the Incentive Fee Look-back Period is in effect through June 30, 2019 and realized and unrealized capital gains and losses and pre-incentive net investment income earned through June 30, 2016 will cease to impact the Incentive Fee Cap and Deferral after this date.

The Investment Adviser did not earn any aggregate incentive fees for the three and six months ended June 30, 2016. The Investment Adviser earned aggregate incentive fees of $1.0 million and $1.7 million for the three and six months ended June 30, 2015. No incentive fees were payable on the consolidated statements of financial condition as of June 30, 2016 and December 31, 2015, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

8. Related Party Transactions  – (continued)

Administration Agreement

As discussed in Note 1, GARS entered into the Administration Agreement with GARS Administrator. Under the Administration Agreement, the GARS Administrator provides the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as the GARS Administrator, subject to review by the Board, from time to time determines to be necessary or useful to perform its obligations under the Administration Agreement. The GARS Administrator is responsible for the financial and other records that the Company is required to maintain and prepares reports to stockholders, and reports and other materials filed with the SEC. The GARS Administrator provides on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance. No managerial assistance was provided to any portfolio companies for the six months ended June 30, 2016 and June 30, 2015.

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

Administrator charges for the three and six months ended June 30, 2016 were $0.4 million and $0.7 million, respectively. Administrator charges for the three and six months ended June 30, 2015 were $0.3 million and $0.5 million, respectively. No charges were waived by the GARS Administrator for the three and six months ended June 30, 2016 and June 30, 2015. Administration fees of $0.2 million were payable to the GARS Administrator as of June 30, 2016. No administration fees were payable to the GARS Administrator as of December 31, 2015.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

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

For the three and six months ended June 30, 2016, independent directors earned Directors’ Fees of $0.1 million and $0.2 million, respectively.  For the three and six months ended June 30, 2015, independent directors earned Directors’ Fees of $0.1 million and $0.2 million, respectively. No Directors’ Fees were payable as of June 30, 2016 and December 31, 2015.

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

As of June 30, 2016, Garrison Capital Fairchild I Ltd., Garrison Capital Fairchild II Ltd. and Garrison Capital Adviser Holdings MM LLC owned an aggregate of 789,910, or 4.9%, of the total outstanding shares of GARS common stock, the officers and directors of the Company directly owned an aggregate of 177,374, or 1.1%, of the total outstanding shares of GARS common stock, and the Garrison Offering Funds held zero shares of common stock.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

8. Related Party Transactions  – (continued)

Other

Garrison Loan Agency Services LLC acts as the administrative and collateral agent for certain loans held by the Company. No fees were paid by the Company to Garrison Loan Agency Services LLC during the three and six months ended June 30, 2016 and June 30, 2015.

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

9. Financial Highlights

The following table represents financial highlights for the Company for the six months ended June 30, 2016 and June 30, 2015:

Per share data	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
($ in thousands, except share and per share amounts)
Net asset value per common share at beginning of period	$13.98	$15.58
Increase in net assets from operations:
Net investment income	0.71	0.89
Net realized (loss)/gain on investments	(1.14)	(0.54)
Net unrealized gain on investments	0.03	0.06
Net (decrease)/increase in net assets from operations	(0.40)	0.41
Stockholder transactions
Repurchase of common stock	0.06	-
Distributions from net investment income	(0.70)	(0.70)
Total stockholder transactions	(0.64)	(0.70)
Net asset value per common share at end of period	12.94	15.29

Per share market value at beginning of period	$12.17	$14.44
Per share market value at end of period	10.06	14.99
Total book return (1)	(2.36)%	2.63%
Total market return (2)	(11.55)%	8.70%
Common shares outstanding at beginning of period	16,507,594	16,758,779
Common shares outstanding at end of period	16,091,392	16,758,779
Weighted average common shares outstanding	16,246,272	16,758,779
Net assets at beginning of period	$230,710	$261,103
Net assets at end of period	$208,187	$256,219
Average net assets (3)	$222,900	$261,645
Ratio of net investment income to average net assets (4)	10.47%	10.75%
Ratio of net expenses to average net assets (4)	9.45%	9.61%
Ratio of portfolio turnover to average investments at fair value (5)	13.47%	19.78%
Asset coverage ratio (6)	203.20%	210.55%
Average outstanding debt (7)	$230,055	$234,880
Average debt per common share	$14.30	$14.02

_________

(1)	Total book return equals the net increase of ending net asset value from operations plus the effect of repurchases of common stock over the net asset value per common share at the beginning of the period.

(2)	Based upon the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.

(3)	Calculated utilizing monthly net assets.

(4)

During the six months ended June 30, 2016, $2.3 million of Income-based incentive fees were capped as a result of the Incentive Fee Cap and Deferral Mechanism. Had these incentive fees been earned, the ratio of net investment income to average net assets and the ratio of net expenses to average net assets would have been 8.38% and 11.53%, respectively.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

10. Earnings per Share

The following table sets forth the computation of the net increase in net assets per share resulting from operations, pursuant to FASB ASC 260, Earnings per Share, for the six months ended June 30, 2016 and June 30, 2015:

	Six Months Ended	Six Months Ended
($ in thousands, except per share data)	June 30, 2016	June 30, 2015
Net (decrease)/increase in net asset resulting from operations	$(6,579)	$6,848
Basic weighted average shares outstanding	16,246,272	16,758,779
Basic (loss)/earnings per share	$(0.40)	$0.41

11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table reflects the cash distributions, including dividends and returns of capital per share, declared on common stock for the six months ended June 30, 2016 and June 30, 2015:

Record Dates	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
Six months ended June 30, 2016 (1)			($ in thousands)
June 10, 2016	May 2, 2016	June 24, 2016	$5,655	$0.35
March 8, 2016	February 24, 2016	March 28, 2016	5,685	0.35
			$11,340	$0.70

__________

(1)	Does not include any return of capital for tax purposes.

Record Dates	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
Six months ended June 30, 2015 (1)			($ in thousands)
June 12, 2015	April 30, 2015	June 26, 2015	$5,866	$0.35
March 20, 2015	March 3, 2015	March 27, 2015	5,866	0.35
			$11,732	$0.70

__________

(1)	Does not include any return of capital for tax purposes.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2016

12. Commitments and Contingencies

The Company had outstanding commitments to fund investments totaling $8.7 million and $6.9 million under various undrawn revolvers and other credit facilities as of June 30, 2016 and December 31, 2015, respectively.

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

13. Stock Repurchase Program

On October 5, 2015, GARS adopted a share repurchase plan that provides for repurchase of up to $10.0 million of its common stock at prices below GARS' net asset value per share as reported in its most recent financial statements. Under the repurchase program, GARS may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by GARS will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and any applicable requirements of the 1940 Act. Unless extended by the Board, the repurchase program will terminate on the earlier of October 5, 2016 or the repurchase of $10.0 million of GARS' common stock. The Board may amend this program, solely in its discretion, at any time prior to its termination. GARS' net asset value per share was increased by approximately $0.10 as a result of the aggregate share repurchases.

	Six Months Ended	Year Ended
($ in thousands, except per share data)	June 30, 2016	December 31, 2015
Dollar amount repurchased	$4,604	$3,314
Shares repurchased	416,202	251,185
Average price per share	$11.06	$13.19
Net asset per share increase	$0.06	$0.03
Weighted average discount to net asset value	(20.19)%	(11.67)%

14. Transactions with Non-control/Affiliate Investments

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

	Six Months Ended June 30, 2016
Portfolio Company	Fair value at December 31, 2015	Purchases (cost)	Redemptions (cost)	Sales (cost)	Transfer in (out) (cost)	Discount accretion	Net unrealized gains / (losses)	Fair value at June 30, 2016	Net realized gains / (losses)	Interest and fee income	Dividend income
Non-control/affiliate investments
Speed Commerce Operating Company LLC(1)	$-	$1,984	$-	$-	$-	$-	$-	$1,984	$-	$-	$-
Speed Commerce Investment Partners LLC	-	1,693	-	-	-	-	-	1,693	-	-	-

Total non-control/affiliate investments	$-	$3,677	$-	$-	$-	$-	$-	$3,677	$-	$-	$-

__________

(1)	Comprised of two investments, including the Closing Date Term Loan and Delayed Draw Term Loan with both a cost and fair value of $1.8 million and $0.2 million, respectively.

15. Subsequent Events

On August 5, 2016, GARS entered into a new investment advisory agreement, which has the same material terms as the Investment Advisory Agreement, in connection with changes in the ownership of the Investment Adviser and certain of its affiliates which resulted in the assignment of the Investment Advisory Agreement and its termination under the 1940 Act. The new investment advisory agreement was previously approved by the Board and the Company’s stockholders in accordance with the requirements of the 1940 Act.

On August 2, 2016, the Board approved a distribution in the amount of $5.6 million, or $0.35 a share, which will be paid on September 23, 2016 to stockholders of record as of September 9, 2016.

These consolidated financial statements were approved by the Board and were available for issuance on August 9, 2016. Subsequent events have been evaluated through this date. No material subsequent events other than as disclosed above have occurred through this date.

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

As of June 30, 2016, we held investments in 59 portfolio companies with a fair value of $404.6 million, including investments in 47 portfolio companies held through the collateralized loan obligation, or the CLO. The investments held by the CLO as of June 30, 2016 consisted of senior secured loans fair valued at $299.8 million and related indebtedness of $191.0 million. The loans held by the CLO (held at fair value), together with cash and other assets held by the CLO, equaled approximately $313.7 million as of June 30, 2016. As of June 30, 2016, our portfolio had an average investment size of approximately $6.0 million, a weighted average yield on debt investments of 11.2% and a weighted average contractual maturity of 34 months. Weighted average yield is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

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

Recent Developments

On August 5, 2016, GARS entered into a new investment advisory agreement, which has the same material terms as the Investment Advisory Agreement, in connection with changes in the ownership of the Investment Adviser and certain of its affiliates which resulted in the assignment of the Investment Advisory Agreement and its termination under the 1940 Act. The new investment advisory agreement was previously approved by the Board and the Company’s stockholders in accordance with the requirements of the 1940 Act.

On August 2, 2016, our board of directors, or the Board, approved a distribution in the amount of $5.6 million, or $0.35 a share, which will be paid on September 23, 2016 to stockholders of record as of September 9, 2016.

Consolidated Results of Operations

The results of operations described below may not be indicative of the results we report in future periods. Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized gains and losses. As a result, quarterly comparisons of net income may not be meaningful.

Consolidated operating results for the three and six months ended June 30, 2016 and June 30, 2015 are as follows:

	Three Months Ended	Three Months Ended	Three Months	Six Months Ended	Six Months Ended	Six Months
($ in thousands, except per share data)	June 30, 2016	June 30, 2015	Variance	June 30, 2016	June 30, 2015	Variance
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Total investment income	$11,137	$13,152	$(2,015)	$22,193	$26,631	$(4,438)
Total expenses, including excise tax	5,387	5,976	(589)	10,581	11,773	(1,192)
Net investment income	5,750	7,176	(1,426)	11,612	14,858	(3,246)
Net realized (loss) on investments	(18,315)	(8,521)	(9,794)	(18,410)	(9,011)	(9,399)
Net change in unrealized gain on investments	8,681	5,221	3,460	219	1,001	(782)
Net (decrease)/increase in net assets resulting from operations	(3,884)	3,876	(7,760)	(6,579)	6,848	(13,427)

Net investment income per share	0.36	0.43	(0.07)	0.71	0.89	(0.18)
Net realized/unrealized (loss) from investments per share	(0.60)	(0.20)	(0.40)	(1.11)	(0.48)	(0.63)
Net (loss)/earnings per share	(0.24)	0.23	(0.47)	(0.40)	0.41	(0.81)
Net asset value per share	12.94	15.29	(2.35)	12.94	15.29	(2.35)

Net Investment Income

Net investment income for the three and six months ended June 30, 2016 was $5.8 million and $11.6 million, respectively. Net investment income for the three and six months ended June 30, 2015 was $7.2 million and $14.9 million, respectively.

Net investment income decreased by $(1.4) million for the three months ended June 30, 2016 from the three months ended June 30, 2015 and decreased by $(3.3) million for the six months ended June 30, 2016 from the six months ended June 30, 2015, as described below under “Investment Income” and “Expenses.”

Investment Income

Investment income for the three and six months ended June 30, 2016 was $11.1 million and $22.2 million, respectively. Investment income for the three and six months ended June 30, 2015 was $13.1 million and $26.6 million, respectively.

Investment income decreased by ($2.0) million for the three months ended June 30, 2016 from the three months ended June 30, 2015 due to a decrease in interest income in the amount of $(1.3) million and a decrease in other income of $(0.7) million. The decrease in interest income was largely driven by our non-performing assets and lower investment balances during the three months ended June 30, 2016 as compared to June 30, 2015. The decrease in other income was primarily driven by lower loan amendment and prepayment fees recognized during the three months ended June 30, 2016.

Investment income decreased by $(4.4) million for the six months ended June 30, 2016 from the six months ended June 30, 2015 due to a decrease in interest income in the amount of $(3.3) million and a decrease in other income of $(1.1) million. The decrease in interest income was largely driven by our non-performing assets and lower investment balances during the six months ended June 30, 2016 as compared to six months ended June 30, 2015. The decrease in other income was primarily driven by lower loan amendment and prepayment fees received during the six months ended June 30, 2016.

Expenses

Total expenses for the three and six months ended June 30, 2016 were $5.4 million and $10.6 million, respectively. Total expenses for the three and six months ended June 30, 2015 were $6.0 million and $11.8 million, respectively.

The following table summarizes our expenses for the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended	Three Months Ended	Three Months	Six Months Ended	Six Months Ended	Six Months
($ in thousands)	June 30, 2016	June 30, 2015	Variance	June 30, 2016	June 30, 2015	Variance
Interest	$2,078	$1,816	$262	$4,086	$3,666	$420
Management fees	1,824	1,983	(159)	3,674	3,973	(299)
Incentive fees	-	1,017	(1,017)	-	1,712	(1,712)
Professional fees	336	299	37	722	615	107
Directors fees	107	101	6	214	208	6
Administrator expenses	445	272	173	714	513	201
Other expenses	597	488	109	1,171	1,086	85
Total expenses	$5,387	$5,976	$(589)	$10,581	$11,773	$(1,192)

Interest expense increased $0.3 million and $0.4 million for the three and six months ended June 30, 2016, respectively, from the three and six months ended June 30, 2015, primarily due to an increase in the average effective interest rate on debt outstanding. As of June 30, 2016 and June 30, 2015, the weighted average effective interest rate for total debt outstanding was 3.39% and 2.97%, respectively.

Management fees decreased by $(0.2) and $(0.3) million for the three and six months ended June 30, 2016, respectively, from the three and six months ended June 30, 2015, primarily due to lower average gross asset balances.

Incentive fees decreased by $(1.0) million and $(1.7) million for the three and six months ended June 30, 2016, respectively, from the three and six months ended June 30, 2015. The decrease in incentive fees during the three and six months ending June 30, 2016 was a result of the reversal of Income-based incentive fees that were subject to the Incentive Fee Cap and Deferral Mechanism. These reversals were driven by realized and unrealized losses on investments. Refer to Note 8 of our consolidated financial statements for additional discussion of our incentive fee.

Professional fees increased by $0.1 million for the six months ended June 30, 2016, from the six months ended June 30, 2015 primarily driven by higher audit and consulting fees.

Administrator expenses increased by $0.2 million for the three and six months ended June 30, 2016, from the three and six months ended June 30, 2015 primarily driven by higher overhead costs.

Other expenses increased by $0.1 million for the three and six months ended June 30, 2016, from the three and six months ended June 30, 2015 primarily due to higher excise tax expense recorded.

Net Realized (Loss)/Gain and Unrealized (Loss)/Gain on Investments

For the three and six months ended June 30, 2016 we realized a net loss on investments of $(18.3) million and $(18.4) million, respectively.

Net realized losses for the three months ended June 30, 2016 were primarily driven by a $(12.6) million loss on Speed Commerce, Inc., a $(5.8) million loss on Forest Park Medical Center at Fort Worth and $(0.3) of realized losses in the GLC Trust 2013-2’s consumer loan portfolio. This was partially offset by a $0.3 million gain on Ellman International, Inc. and $0.1 million of gains from the partial and full repayment and sales of other portfolio investments.

Net realized losses for the six months ended June 30, 2016 were primarily driven by a $(12.6) million loss on Speed Commerce, Inc., a $(5.8) million loss on Forest Park Medical Center at Fort Worth and $(0.7) of realized losses in the GLC Trust 2013-2’s consumer loan portfolio. This was partially offset by a $0.3 million gain on Ellman International, Inc. and $0.4 million of gains from the partial and full repayment and sales of other portfolio investments.

For the three and six months ended June 30, 2015 we realized a net loss on investments of $(8.5) million and $(9.0) million, respectively.

Net realized losses for the three months ended June 30, 2015 were primarily driven by a $(4.4) million loss incurred from the early full repayment of Midwest Technical Institute, Inc., a $(4.1) million loss incurred from the significant restructuring of Anchor Hocking, LLC and $(0.6) million of realized losses in GLC Trust 2013-2’s consumer loan portfolio, offset by $0.6 million of realized gains on the early full repayment of eight portfolio investments, the sale of one portfolio investment and other partial repayments.

Net realized losses for the six months ended June 30, 2015 were primarily driven by a $(4.4) million loss incurred from the early full repayment of Midwest Technical Institute, Inc., a $(4.1) million loss incurred from the significant restructuring of Anchor Hocking, LLC and $(1.3) million of realized losses in GLC Trust 2013-2’s consumer loan portfolio, offset by $0.8 million of realized gains on the early full repayment of eleven portfolio investments, the sale of one portfolio investment and other partial repayments.

For the three and six months ended June 30, 2016, the net change in unrealized gain on investments was $8.7 million and $0.2 million, respectively.

The net change in unrealized gain for the three months ended June 30, 2016 was primarily driven by the reversal of prior period unrealized losses on the Speed Commerce, Inc and Forest Park Medical Center at Fort Worth investments in the amounts of $11.1 million and $5.3 million, respectively. In addition, we recognized positive fair value adjustments of $0.6 million and $0.5 million on our syndicated credits and on our GLC Trust 2013-2’s consumer loan portfolio, respectively. This was offset by $(7.1) million of negative credit-related adjustments on our investments in BFN Operations LLC, SC Academy Holdings, Inc., and Forest Park Medical Center at San Antonio and a $(1.7) million of negative market-related markdown on our preferred equity investment in Prosper Marketplace.

The net change in unrealized gain for the six months ended June 30, 2016 was primarily driven by the reversal of prior period unrealized losses on the Speed Commerce, Inc and Forest Park Medical Center at Fort Worth investments in the amounts of $9.8 million and $1.7 million, respectively. This was offset by a $(9.0) million of negative credit-related adjustments on our investments in BFN Operations LLC, SC Academy Holdings, Inc., and Forest Park Medical Center at San Antonio and a net $(2.3) million of negative market-related adjustments. These market-related adjustments were primarily driven by our preferred equity investment in Prosper Marketplace and our syndicated loan credits.

For the three and six months ended June 30, 2015 the net change in unrealized gain on investments was $5.2 million and $1.0 million, respectively.

The net change in unrealized gain for the three months ended June 30, 2015 was driven primarily by the reversal of prior period unrealized losses in the amount of $6.5 million offset by $(1.3) million of unrealized losses in the value of the remaining portfolio. Reversal of prior period unrealized losses were as a result of the early full repayment of two portfolio investments in the amount of $3.2 million and the significant restructuring of one portfolio investment in the amount of $3.3 million. Decreases in the value of the remaining portfolio were primarily as a result of the negative credit related adjustment of one portfolio investment in the amount of $(1.1) million and $(0.2) million of losses in the market value of the remaining portfolio.

The net change in unrealized gain for the six months ended June 30, 2015 was driven primarily by the reversal of prior period unrealized losses in the amount of $3.2 million offset by $(2.2) million of unrealized losses in the value of the remaining portfolio. Reversal of prior period unrealized losses were as a result of the early full repayment of one portfolio investment in the amount of $1.0 million and the significant restructuring of one portfolio investment in the amount of $2.7 million offset by repayments of $(0.5) million. Decreases in the value of the remaining portfolio were primarily as a result of the negative credit related adjustment of two portfolio investments in the amount of $(2.8) million offset by $0.6 million of gains in the market value of the remaining portfolio.

Net Increase/(Decrease) in Net Assets from Operations

We had a net asset value per common share outstanding on June 30, 2016 of $12.94. We had a net asset value per common share outstanding on December 31, 2015 of $13.98.

Based on 16,246,272 basic weighted average shares outstanding, the net decrease in net assets from operations per share for the six months ended June 30, 2016 was $(0.40).

Based on 16,758,779 basic weighted average shares outstanding, the net increase in net assets from operations per share for the six months ended June 30, 2015 was $0.41.

Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders and will have an ongoing need to raise additional capital for investment purposes. We generate cash primarily from offerings of our securities, the CLO, as described below, Garrison Capital SBIC LP, or Garrison SBIC, other borrowings we may incur, and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less.

As of June 30, 2016 and December 31, 2015, we had cash of $18.1 million and $25.0 million, respectively. Also, as of June 30, 2016 and December 31, 2015, we had restricted cash of $7.3 million and $11.8 million, respectively.

In addition to proceeds from public and private offerings of securities, our CLO and our GLC Trust 2013-2 Notes, as of June 30, 2016 we have identified eight portfolio companies with a total par value of $25.0 million and a fair value of $23.6 million which we have defined as transitory and consist of investments below the low end of our portfolio yield target of 9.0%. We view these investments as an additional source of liquidity to meet our investment objectives.

Our primary use of funds from operations includes investments in portfolio companies, cash distributions to holders of our common stock, payments of interest on our debt, and payments of fees and other operating expenses we incur. We believe that our existing cash and cash equivalents, available borrowings and our transitory portfolio as of June 30, 2016 will be sufficient to fund our anticipated funding requirements through at least June 30, 2017.

On February 24, 2016 the Board approved a distribution in the amount of $5.8 million, or $0.35 a share, which was paid on March 28, 2016 to stockholders of record as of March 8, 2016. On May 2, 2016 the Board approved a distribution in the amount of $5.7 million, or $0.35 a share, which was paid on June 24, 2016 to stockholders of record as of June 10, 2016.

During the six months ended June 30, 2016, cash decreased by $(6.8) million as a result of net cash used by financing activities in the amount of $(18.9) million offset by net cash provided by operating activities of $12.1 million.

During the six months ended June 30, 2016, cash provided by operating activities resulted mainly from net investment income in the amount of $5.8 million, repayments and sales of investments in the amount of $28.7 million and $27.0 million, respectively, offset by purchases of investments of $(61.8) million, and realized losses from investments in the amount of $(18.4) million. Net cash used in financing activities resulted from cash distributions in the amount of $(11.3) million, repurchases of common stock in the amount of $(4.6) million, repayment of the GLC Trust 2013-2 Class A notes in the amount of $(6.3) million and debt issuance costs of $(0.2) million, repayment of the senior secured revolving notes in the amount of $(3.9) million, offset by proceeds from the Garrison SBIC borrowings in the amount of $7.4 million.

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

As of June 30, 2016 and December 31, 2015, we had $8.7 million and $6.9 million, respectively, of unfunded commitments with a fair value of $(0.1) million and $(0.1) million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2016 and December 31, 2015, respectively, subject to the terms of each loan’s respective credit agreement.

Subject to leverage and borrowing base restrictions, as of June 30, 2016, we had approximately $18.9 million available for additional borrowings under the CLO and $8.3 million of available small business investment company, or SBIC, leverage. As of December 31, 2015, we had approximately $15.0 million available for additional borrowings under the CLO and $15.7 million of available SBIC leverage.

Portfolio Composition and Select Portfolio Information

As of June 30, 2016, we held investments in 59 portfolio companies with a fair value of $404.6 million. As of June 30, 2016, our portfolio had an average investment size of approximately $6.0 million, a weighted average yield on debt investments of 11.2% and a weighted average contractual maturity of 34 months.

The following table shows select information of our portfolio for the periods from June 30, 2015 to June 30, 2016.

June 30,	March 31,	December 31,	September 30,	June 30,
Portfolio characteristics ($ in thousands, % based on market value)*	2016	2016	2015	2015	2015
Total Market Value	$404,594	$405,554	$415,001	$407,757	$435,072
Number of portfolio companies	59	63	65	50	52
Average investment size (1)	$5,977	$6,188	$6,240	$7,794	$7,361
Weighted average yield (2)	11.2%	11.2%	10.8%	10.9%	11.0%
Weighted average price (1)	96.1	90.9	92.9	97.3	97.1
First lien	93.2%	92.4%	91.8%	90.6%	88.8%
Second lien & mezzanine/subordinated	1.9%	1.9%	1.8%	1.8%	2.6%
Consumer loans	2.9%	3.5%	4.2%	5.4%	6.1%
Equity & other	2.0%	2.2%	2.2%	2.2%	2.5%
Core(3)	94.1%	94.6%	91.2%	96.9%	97.1%
Transitory(3)	5.9%	5.4%	8.8%	3.1%	2.9%
Originated (4)	57.8%	57.5%	56.4%	61.1%	55.3%
Club (5)	26.3%	27.3%	26.1%	27.6%	28.7%
Purchased	15.9%	15.2%	17.5%	11.3%	16.0%
Fixed (1)	5.3%	5.9%	6.8%	8.0%	9.0%
Floating (1)	94.7%	94.1%	93.2%	92.0%	91.0%
Performing (1)	98.8%	95.9%	94.1%	95.6%	99.0%
Non-accrual (1)	1.2%	4.1%	5.9%	4.4%	1.0%
Weighted average debt/EBITDA (1) (2) (6)	3.7	x	3.7	x	3.6	x	3.7	x	3.7	x
Weighted average risk rating (1)	2.52	2.66	2.66	2.66	2.51

__________

* Table excludes positions with a market value of zero.

(1)	Excludes consumer loans and equity investments.

(2)	Excludes investments with a risk rating of four, unfunded revolvers and equity investments.

(3)	The period ended March 31, 2016 includes the transfer of one portfolio company, total par of $4.8 million, to core from transitory, based on the current yield.

(4)	Originated positions include investments where we have sourced and led the execution of the deal.

(5)	Club positions include investments where we provided direct lending to a borrower with one or two other lenders but did not lead the deal.

(6)	Excludes non-operating portfolio companies, which we define as those investments collateralized by real estate, proved developed producing value, or PDP, or other hard assets. PDPs are proven revenues that can be produced with existing wells. As of June 30, 2016, $31.9 million of par value and $31.1 million of market value was excluded.

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

The following table shows the distribution of our investments on the 1 to 4 investment risk scale at fair value, excluding our interest in GLC Trust 2013-2 and equity investments as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016		As of December 31, 2015
($ in thousands)	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Risk Rating 1	$28,116	7.3%	$20,455	5.3%
Risk Rating 2	140,791	36.6	139,048	35.8
Risk Rating 3	211,342	54.9	205,995	53.0
Risk Rating 4	4,744	1.2	22,826	5.9
	$384,993	100.0%	$388,324	100.0%

The weighted average risk rating of the portfolio was 2.52 and 2.66 as of June 30, 2016 and December 31, 2015, respectively.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2016 and December 31, 2015, we had $8.7 million and $6.9 million of outstanding commitments to fund such investments, respectively.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2016 is as follows:

	Payments Due by Period
	Less Than	1 - 3	3 - 5	More Than
($ in thousands)	1 Year	Years	Years	5 Years	Total
CLO Facility II	$-	$-	$-	$191,450	$191,450
GLC Trust 2013-2 Class A Notes	-	-	-	9,703	9,703
SBIC Borrowings	-	-	-	26,700	26,700
Total contractual obligations	$-	$-	$-	$227,853	$227,853

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

Basis for Consolidation

Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in Topic 946, Financial Services-Investment Companies, or ASC Topic 946, we are precluded from consolidating any entity other than another investment company. We generally consolidate any investment company when we own 100% of its partners’ or members’ capital or equity units. ASC Topic 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. Garrison Funding 2013-2 Manager owns a 100% equity interest in the CLO, which is an investment company for accounting purposes, and also provides collateral management services solely to the CLO. As such, we have consolidated the accounts of these entities into our financial statements. Our blocker subsidiaries, Walnut Hill II LLC, Forest Park II LLC, GLC Trust 2013-2 and Garrison SBIC are 100% owned investment companies. As such, we have consolidated the accounts of these entities into our financial statements. As a result of this consolidation, the amount outstanding under the CLO and the GLC Trust 2013-2 Notes are treated as our indebtedness.

Valuation of Portfolio Investments

We value our investments in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 820 Fair Value Measurements and Disclosures (formerly FASB Statement No. 157), or ASC Topic 820. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC Topic 820’s definition of fair value focuses on exit price in the principal, or most advantageous, market and prioritizes the use of market-based inputs over entity-specific inputs within a measurement of fair value. ASC Topic 820 classifies the inputs used to measure these fair values into the following hierarchy:

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

We accrue interest income if we expect that ultimately we will be able to collect it. Generally, when an interest default occurs on a loan in our portfolio, or if our management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we will place the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. We had three investments on non-accrual status as of June 30, 2016 and four investments on non-accrual as of December 31, 2015.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. We would then pay a 4% excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three and six months ended June 30, 2016, $50,000 and $0.1 million was recorded for U.S. federal excise tax, respectively. For the three months ended June 30, 2015, the Company reversed previously accrued U.S. federal excise tax in the amount of $(42,957).

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the period covered by our financial statements, the majority of the loans in our portfolio had floating interest rates, and we expect that our loans in the future will also have floating interest rates. These loans usually have floating interest rates based on the London Interbank Offer Rate, or LIBOR, and typically have interest rate re-set provisions that adjust applicable LIBOR under such loans to current market rates on a regular basis. In addition, the CLO has a floating interest rate provision based on a cost of funds that approximates LIBOR and we expect that any other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited consolidated statement of financial condition as of June 30, 2016 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	Increase		Net increase/
	in	(Decrease)/increase	(decrease) in
Change in interest rates	interest income	in interest expense	investment income
($ in thousands)
Down 25 basis points	$(44)	$(441)	$397
Up 50 basis points	745	957	(212)
Up 100 basis points	2,487	1,915	572
Up 200 basis points	6,163	3,829	2,334
Up 300 basis points	9,844	5,744	4,100

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of our common stock for each month in the three month period ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
($ in thousands, except share and per share amounts)
As of March 31, 2016				$3,546
April 1, 2016 through April 30, 2016	41,222	$10.59	41,222	3,109
May 1, 2016 through May 31, 2016	37,123	10.34	78,345	2,726
June 1, 2016 through June 30, 2016	65,077	9.89	143,422	2,082
	143,422	$10.20	143,422	$2,082

__________

(1)	On October 5, 2015, we announced a share repurchase plan which allows us to repurchase up to $10.0 million of our outstanding common stock. Unless extended by the Board, the repurchase program will expire on the earlier of October 5, 2016 and the repurchase of $10.0 million of common stock.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

EXHIBIT INDEX

Number	Description
10.1*	Third Amended and Restated Investment Advisory Agreement dated as of August 5, 2016, by and between the Registrant and Garrison Capital Advisers LLC.
31.1*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	GLC Trust 2013-2 Consumer Loan Pool Schedule of Investments.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Garrison Capital Inc.

Dated: August 9, 2016	By /s/ Joseph Tansey Joseph Tansey Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2016	By /s/ Brian Chase Brian Chase Chief Financial Officer (Principal Financial and Accounting Officer)