Form 10-Q
period 2016-09-30
Garrison Capital Inc.
filed 2016-11-09
CIK 1509892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of November 4, 2016 the Registrant had 16,049,352 shares of common stock, $0.001 par value, outstanding.

i

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Financial Condition

($ in thousands, except share and per share amounts)

Part I. Financial Information

Item 1. Financial Statements

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Cash	$6,706	$24,985
Restricted cash	22,628	11,833
Due from counterparties	52	1,564
Investments, at fair value
Non-control/non-affiliate investments (amortized cost of $411,218 and $437,053, respectively)	396,989	415,001
Non-control/affiliate investments (amortized cost of $3,897 and $0, respectively)	3,897	-
Accrued interest receivable	4,246	5,919
Deferred offering costs	503	503
Other assets	778	496
Total assets	$435,799	$460,301

Liabilities
Due to counterparties	$969	$368
Management fee payable	1,805	1,828
Administrator fee payable	213	-
GLC Trust 2013-2 Class A note (Note 7)	7,074	15,664
Senior secured revolving note (Note 7)	25,000	35,000
Senior secured term notes (Note 7)	164,261	156,439
SBIC borrowings (Note 7)	33,894	18,546
Interest payable	122	807
Accrued expenses and other payables	1,413	939
Total liabilities	$234,751	$229,591

Commitments and contingencies (Note 12)

Net assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized,
16,758,779 shares issued and 16,049,352 shares outstanding as of September 30, 2016 and 100,000,000 shares authorized,16,758,779 shares issued and 16,507,594 shares
outstanding as of December 31, 2015)	$17	$17
Paid-in-capital in excess of par	249,198	254,239
Underdistributed net investment income	5,977	8,782
Accumulated net realized (loss) from investments	(39,867)	(10,275)
Net unrealized (loss) from investments	(14,277)	(22,053)
Total net assets	201,048	230,710
Total liabilities and net assets	$435,799	$460,301

Shares of common stock outstanding	16,049,352	16,507,594
Net asset value per share	$12.53	$13.98

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

September 30, 2016 (unaudited)

(in thousands, except share amounts)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Common Equity
Apparel Products
Everyware Global, Inc., Common*	242,035	$2,714	$1,816	0.90%
Total Apparel Products		2,714	1,816	0.90

Health Services
Juniper TGX Investment Partners, LLC, Common	3,146	671	1,024	0.51
Total Health Services		671	1,024	0.51

Miscellaneous Manufacturing
Valterra Products Holdings, LLC, Class A	185,847	186	456	0.22
Valterra Products Holdings, LLC, Class B	20,650	21	51	0.03
Total Miscellaneous Manufacturing		207	507	0.25

Miscellaneous Retail
Faraday Holdings, LLC, Common	2,752	128	150	0.07
Provo Craft Holdings, LLC, Common	2,436,157	-	311	0.15
Total Miscellaneous Retail		128	461	0.22

Transportation Services
EZE Trucking, LLC, Common	2,898	268	-	-
Total Transportation Services		268	-	-

Total Common Equity		$3,988	$3,808	1.88%

Preferred Equity
Consumer Finance Services
Prosper Marketplace Series B Preferred Stock(1)(2)	912,865	$551	$2,317	1.15%
Total Consumer Finance Services		551	2,317	1.15

Miscellaneous Services
SC Academy Holdings, Inc., Preferred Equity	25,000	1,250	-	-
Total Miscellaneous Services		1,250	-	-

Total Preferred Equity		$1,801	$2,317	1.15%

Debt Investments
Apparel Products
League Collegiate Holdings, LLC, Term Loan*
LIBOR (“L”)+ 8.00%, 0.53% L, 6/28/2021	7,652	$7,543	$7,543	3.76%
League Collegiate Holdings, LLC Revolver*
L+ 8.00%, 0.53% L, 6/28/2021	770	739	759	0.38
Aptos, Inc., Term Loan B*
L+ 6.75%, 1.00% L Floor, 9/1/2022	9,000	8,822	8,822	4.39
Total Apparel Products		17,104	17,124	8.53

Automotive
Penda Corporation, Term Loan(3)
14.00% Cash, 2.75% PIK, 1/26/2019	7,667	7,606	7,667	3.81
Total Automotive		7,606	7,667	3.81

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

September 30, 2016 (unaudited)

(in thousands)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Broadcasting & Entertainment
CF Entertainment Inc. (Entertainment Studios), Term Loan*
L+ 11.00%, 1.00% L Floor, 6/26/2020	10,061	$10,001	$9,998	4.97%
Sesac Holdco II, LLC, Term Loan (First Lien)*
L+ 4.25%, 1.26% L Floor, 2/8/2019	1,079	1,077	1,074	0.53
Total Broadcasting & Entertainment		11,078	11,072	5.50

Building & Real Estate
ShelterLogic Corp., Term Loan*
L+ 9.50%, 1.00% L Floor, 7/30/2019	9,917	9,805	9,717	4.83
Total Building & Real Estate		9,805	9,717	4.83

Chemicals
Aristech Surfaces LLC, Term Loan B*
L+ 8.00%, 1.00% L Floor, 10/17/2019	9,658	9,555	9,554	4.75
Total Chemicals		9,555	9,554	4.75

Communications
Sirva Worldwide, Term Loan*
L+ 6.25%, 1.25% L Floor, 3/27/2019	7,982	7,967	7,903	3.93
TableTop Media, LLC, Lease**
10.00%, 10/15/2019	4,710	4,700	4,703	2.34
U.S. Telepacific Corp., Term Loan*
L+ 5.00%, 1.00% L Floor, 11/25/2020	1,976	1,965	1,934	0.96
Total Communications		14,632	14,540	7.23

Computer Programming, Data Processing, & Other Computer Related Services
Emtec Global Services Holdings, LLC, Term Loan**(3)
L+ 8.25% Cash, 2.00% PIK, 0.52% L, 11/30/2020	2,813	2,781	2,785	1.39
Emtec Global Services Holdings, LLC, Revolver(3)
L+ 8.25% Cash, 2.00% PIK, 0.52% L, 11/30/2020	331	326	328	0.16
Total Computer Programming, Data Processing, & Other Computer Related Services		3,107	3,113	1.55

Consumer Finance Services
Affiliated Wealth Partners Holdings LLC, Term Loan*(1)
L+ 8.00%, 1.00% L Floor, 9/15/2020	2,975	2,940	2,941	1.46
PlanMember Financial Corporation, Term Loan*(1)
L+ 6.50%, 1.50% L Floor, 12/31/2020	1,173	1,156	1,173	0.58
Project Sunshine IV Pty Ltd (Sensis), New Term Loans*(1)
L+ 7.00%, 1.00% L Floor, 9/23/2019	7,805	7,648	7,668	3.81
Total Consumer Finance Services		11,744	11,782	5.85

Cosmetics/Toiletries
ActivStyle, Inc., Term Loan**
L+ 9.00%, 0.69% L, 7/9/2020	9,785	9,656	9,656	4.80
Total Cosmetics/Toiletries		9,656	9,656	4.80

Electrical Equipment
AbelConn, LLC (Atrenne Computing), Term Loan*
L+ 8.75%, 1.00% L Floor, 7/17/2019	9,791	9,673	9,685	4.81
Otter Products, LLC (OtterBox Holdings, Inc.), Term B Loan*
L+ 4.75%, 1.00% L Floor, 6/3/2020	1,888	1,854	1,671	0.83
Total Electrical Equipment		11,527	11,356	5.64

Equipment Rental & Leasing
University Furnishings, L.P., Term Loan B**
L+ 6.75%, 0.53% L, 12/17/2020	7,102	6,999	6,982	3.47
Total Equipment Rental & Leasing		6,999	6,982	3.47

Food Stores & Distributors - Retail
Diamond Crystal Brands, Inc., Term Loan**
L+ 7.50%, 0.53% L, 7/29/2021	3,900	3,862	3,862	1.92
Specialty Bakers LLC, Term Loan*
L+ 7.50%, 1.00% L Floor, 8/7/2019	9,818	9,697	9,716	4.83
Total Food Stores & Distributors - Retail		13,559	13,578	6.75

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

September 30, 2016 (unaudited)

(in thousands)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Health Services
Aurora Diagnostics, LLC, Delayed Draw Term Loan*
L+ 7.13%, 1.25% L Floor, 7/31/2019	850	$846	$846	0.42%
Aurora Diagnostics, LLC, Delayed Draw Term Loan B*
L+ 7.13%, 1.25% L Floor, 7/31/2019	598	594	594	0.30
Aurora Diagnostics, LLC, Term Loan*
L+ 7.13%, 1.25% L Floor, 7/31/2019	5,523	5,490	5,490	2.73
Forest Park Medical Center at San Antonio, LLC, Lease(4)
13.00%, 2/11/2020	8,982	8,832	2,391	1.19
Forest Park Medical Center at San Antonio, LLC, Term Loan(4)
14.00%, on Demand	1,951	1,914	520	0.26
RCS Management Corporation (SMS), Term Loan B**
L+ 10.50%, 1.00% L Floor, 7/29/2018	9,500	9,327	9,326	4.64
SCG Capital Corporation (Radiation Therapy), Term Note
12.00%, 5/1/2017	1,563	1,563	1,563	0.78
Theragenics Corporation, Term Loan**
L+ 12.00%, 1.00% L Floor, 12/23/2020	7,073	6,955	6,932	3.45
Walnut Hill Physicians' Hospital, LLC, Lease
12.50%, 4/30/2019	6,765	6,765	6,765	3.36
Total Health Services		42,286	34,427	17.13

Insurance Agents
Worley Claims Services, LLC, Term Loan*
L+ 8.00%, 1.00% L Floor, 10/31/2020	10,317	10,260	10,246	5.10
Total Insurance Agents		10,260	10,246	5.10

Metal Mining
Metal Services LLC (Phoenix), New Term Loans*
L+ 7.50%, 1.00% L Floor, 6/30/2019	6,096	6,018	5,990	2.98
Total Metal Mining		6,018	5,990	2.98

Miscellaneous Manufacturing
AP Gaming I, LLC, Term B Loan*
L+ 8.25%, 1.00% L Floor, 12/21/2020	10,144	10,017	9,655	4.79
A.S.V., Inc., Term Loan*
L+ 11.00%, 0.56% L, 12/19/2019	7,833	7,732	7,732	3.85
CR Brands, Inc., Term Loan*
L+ 9.25%, 1.00% L Floor, 8/23/2017	9,891	9,824	9,818	4.88
Gardner Denver, Inc., Initial Dollar Term Loan*
L+ 3.25%, 1.00% L Floor, 7/30/2020	1,980	1,884	1,915	0.95
Inteva Products, LLC, Term Loan*
L+ 8.50%, 1.25% L Floor, 9/8/2021	5,016	4,967	4,967	2.47
Kranos Acquisition Corp., Term Loan*
L+ 10.00%, 1.00% L Floor, 6/15/2017	8,556	8,530	8,537	4.25
Lexmark Carpet Mills, Inc., Term Loan*
L+ 10.00%, 1.00% L Floor, 12/19/2019	9,676	9,526	9,519	4.74
PCCR USA, Inc., Term Loan A*
L+ 8.00%, 1 .00% L Floor, 12/1/2019	6,694	6,609	6,694	3.33
PCCR USA, Inc., Term Loan B*
L+ 8.00%, 1.00% L Floor, 12/1/2019	1,731	1,704	1,731	0.86
Pelican Products, Inc., Term Loan*
L+ 4.25%, 1.00% L Floor, 4/10/2020	1,950	1,935	1,911	0.95
Profusion Industries, LLC, Term Loan*
L+ 9.00%, 0.56% L, 6/19/2020	9,914	9,766	9,418	4.68
Texas Hydraulics Holding, Inc., Term Loan**
L+ 6.50%, 0.53% L, 2/17/2021	8,200	8,056	8,056	4.01
Total Miscellaneous Manufacturing		80,550	79,953	39.76

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

September 30, 2016 (unaudited)

(in thousands)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Miscellaneous Retail
360 Holdings III Corp., Term Loan*
L + 9.00%, 1.00% L Floor, 10/1/2021	7,326	$7,072	$7,072	3.52%
Confluence Outdoor, LLC, Term Loan*
L+ 7.00%, 1.00% L Floor, 4/18/2019	6,657	6,598	6,324	3.15
Confluence Outdoor, LLC, Delayed Draw Term Loan
L+ 7.00%, 1.00% L Floor, 4/18/2019	999	990	949	0.47
HRI Holding Corp. (Houlihans Restaurants), Term Loan*
L+ 6.25%, 1.00% L Floor, 12/17/2020	6,800	6,680	6,684	3.32
Interior Specialists, Inc., Term Loan*
L+ 8.00%, 1.00% L Floor, 6/30/2020	10,092	9,941	9,941	4.94
PD Products, LLC, Term Loan*
L+ 10.50%, 1.50% L Floor, 10/4/2018	9,246	9,172	9,245	4.60
PD Products, LLC, Revolver
L+ 10.50%, 1.50% L Floor, 10/4/2018	16	3	16	0.01
Sears Holdings Corporation, Term Loan*
L+ 7.50%, 1.00% L Floor, 7/20/2020	1,600	1,558	1,602	0.80
Western Convenience Stores, Inc., Term Loan*
L+ 11.00%, 0.53% L, 9/1/2019	9,000	8,737	8,737	4.35
Total Miscellaneous Retail		50,751	50,570	25.16

Miscellaneous Services
Simmons Research LLC, Term Loan*
L+ 10.50%, 0.81% L, 12/11/2020	3,810	3,746	3,746	1.86
Sprint Industrial Holdings, LLC, Term Loan (First Lien)*
L+ 5.75%, 1.25% L Floor, 5/14/2019	4,787	4,770	3,422	1.70
YourMembership Holding Company, Term Loan A**
L+ 7.00%, 1.00% L Floor, 9/12/2019	9,397	9,352	9,340	4.65
Total Miscellaneous Services		17,868	16,508	8.21

Oil & Gas
Badlands Production Company (fka Gasco), Term Loan*
L+ 17.50%, 1.00% L Floor, 5/14/2018	10,500	10,385	9,450	4.71
Iracore International Holdings, Inc., Term Loan*
L+ 9.00%, 1.00% L Floor, 7/10/2020	8,878	8,777	8,211	4.08
Rooster Energy Ltd., Term Loan*(3)
L+ 11.50%, Cash, 8.00% PIK, 1.50% L Floor, 6/25/2018	5,534	5,453	4,427	2.20
Total Oil & Gas		24,615	22,088	10.99

Printing & Publishing
Dodge Data & Analytics LLC, Term Loan*
L+ 8.75%, 1.00% L Floor, 10/31/2019	9,090	8,976	8,976	4.46
Total Printing & Publishing		8,976	8,976	4.46

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

September 30, 2016 (unaudited)

(in thousands)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Specialty Services
Del Mar Recovery Solutions, Inc., Term Loan**
L+ 8.50%, 0.53% L, 6/27/2021	8,526	$8,385	$8,385	4.17%
Del Mar Recovery Solutions, Inc., Revolver
L+ 8.50%, 0.53% L, 6/27/2021	330	308	325	0.16
Total Specialty Services		8,693	8,710	4.33

Transportation Services
Fleetgistics Holdings, Inc., Term Loan*
L+ 6.13%, 2.00% L Floor, 12/31/2018	938	938	845	0.42
Gruden Acquisition, Inc., Term Loan (First Lien)*
L+ 4.75%, 1.00% L Floor, 8/18/2022	1,985	1,951	1,773	0.87
MXD Group, Inc. (fka Exel Direct Inc.), Term Loan*(3)
L+ 5.00% Cash, 8.00% PIK, 1.00% L Floor, 5/31/2018	15,222	15,135	14,461	7.20
Raymond Express International, LLC, Term Loan*
L+ 7.75%, 1.75% L Floor, 2/28/2018	1,587	1,583	1,270	0.63
Total Transportation Services		19,607	18,349	9.12

Total Debt Investments		$395,996	$381,958	189.95%

Financial Assets
Consumer Finance Services
GLC Trust 2013-2 Consumer Loan Pool(1)(5)	9,441	$9,441	$8,995	4.47%
Total Consumer Finance Services		9,441	8,995	4.47

Total Financial Assets		$9,441	$8,995	4.47%

Unfunded Commitments
Computer Programming, Data Processing, & Other Computer Related Services
Emtec Global Services Holdings, LLC, Revolver(6)
0.00%, 11/30/2020	126	$-	$(1)	-%
Total Computer Programming, Data Processing, & Other Computer Related Services		-	(1)	-

Health Services
Aurora Diagnostics, LLC, Revolver(6)
0.38%, 7/31/2019	1,020	(6)	(6)	-
Total Health Services		(6)	(6)	-

Miscellaneous Retail
League Collegiate Holdings, LLC, Revolver(6)
0.75%, 6/28/2021	1,430	-	(20)	(0.01)
PD Products, LLC, Revolver
0.50%, 10/4/2018	1,624	-	-	-
Total Miscellaneous Retail		-	(20)	(0.01)

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

September 30, 2016 (unaudited)

(in thousands)

				% of Net
Security Description	Par / Shares	Cost	Fair Value	Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Unfunded Commitments (continued)
Miscellaneous Services
Del Mar Recovery Solutions, Inc.Revolver(6)
0.75%, 6/27/2021	990	$-	$(16)	(0.01)%
YourMembership Holding Company, Revolver(6)
0.00%, 9/12/2019	441	(2)	(3)	-
Total Miscellaneous Services		(2)	(19)	(0.01)

Transportation Services
Raymond Express International, LLCRevolver(6)
0.50%, 2/28/2018	215	-	(43)	(0.02)
Total Transportation Services		-	(43)	(0.02)

Total Unfunded Commitments		$(8)	$(89)	(0.04)%

Total Non-Control/Non-Affiliate Investments		$411,218	$396,989	197.41%

Control/Affiliate Investments
Investments - United States
Common Equity
Miscellaneous Services
Speed Commerce Investment Partners LLC, Class A Unit*	1,780	$1,693	$1,693	0.84%
Total Miscellaneous Services		1,693	1,693	0.84

Total Common Equity		$1,693	$1,693	0.84%

Debt Investments
Miscellaneous Services
Speed Commerce Operating Company LLC, Closing Date Term Loan B(3)
L+ 11.00% Cash, 2.00% PIK, 1.00% L Floor, 12/8/2017	1,802	$1,802	$1,802	0.90%
Speed Commerce Operating Company LLC, Delayed Draw Term Loan B(3)
L+ 11.00% Cash, 2.00% PIK, 1.00% L Floor, 12/8/2017	402	402	402	0.20
Total Miscellaneous Services		2,204	2,204	1.10

Total Debt Investments		$2,204	$2,204	1.10%

Unfunded Commitments
Miscellaneous Services
Speed Commerce Operating Company LLC, Delayed Draw Term Loan B
0.00%, 12/8/2017	816	-	-	-
Total Miscellaneous Services		-	-	-

Total Unfunded Commitments		$-	$-	-%

Total Control/Affiliate Investments		$3,897	$3,897	1.94%

Total Investments – United States		$415,115	$400,886	199.35%

 _____________

* **

Denotes that all or a portion of the investment is held as collateral by either the 2013-2 CLO or the 2016-2 CLO (see Notes 1 and 7).

Denotes that all or a portion of the loan is held by Garrison SBIC.

L = London Interbank Offered Rate.

P = Prime Rate

(1)	Not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

(2)	Net of incentive fee payable to a third party equal to 20% of any distribution after the Company has received its full net capital investment plus a 12% preferred return in GLC Trust 2013-2 and Prosper Marketplace Series B Preferred Stock.

(3)	Coupon is payable in cash, and/or payment-in-kind (“PIK”), or a combination thereof.

(4)	Investment is currently not income producing and placed on non-accrual status.

(5)	GLC Trust 2013-2 includes 1,801 small balance consumer loans with an average par of $5,242, a weighted average rate of 15.8% and a weighted average maturity of September 19, 2018. See Note 4 for additional information. See Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 for detail on underlying loans.

(6)	The negative fair value is the result of the unfunded commitments being valued below par. These amounts may or may not be funded to the borrowing party currently or in the future.

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

All debt investments were income producing as of September 30, 2016, unless otherwise noted. Common and preferred equity investments are non income-producing unless otherwise noted.

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
BFN Operations LLC, Term Loan*(4)
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
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Broadcasting & Entertainment
CF Entertainment Inc. (Entertainment Studios), Term Loan*
L + 11.00%,1.00% L Floor, 6/26/2020	10,135	$10,063	$10,063	4.36%
Sesac Holdco II, LLC, Term Loan (First Lien)*
L+ 4.25%,1.00% L Floor, 2/8/2019	1,100	1,098	1,082	0.47
Total Broadcasting & Entertainment		11,161	11,145	4.83

Building & Real Estate
ShelterLogic Corp., Term Loan*
L+ 9.50%,1.00% L Floor, 7/30/2019	10,106	9,962	9,961	4.32
Total Building & Real Estate		9,962	9,961	4.32

Business Services
Connexity, Inc., Term Loan*
L+ 10.00%,1.00% L Floor, 2/13/2020	10,171	9,989	9,988	4.33
Total Business Services		9,989	9,988	4.33

Chemicals
Aristech Surfaces LLC, Term Loan B*
L+ 8.00%,1.00% L Floor, 10/17/2019	10,238	10,102	10,101	4.38
Total Chemicals		10,102	10,101	4.38

Communications
HC Cable OpCo, LLC, Term Loan*
L+ 8.50%,1.00% L Floor, 7/17/2018	10,760	10,665	10,760	4.66
Sirva Worldwide, Loan*
L+ 6.25%,1.25% L Floor, 3/27/2019	8,090	8,069	7,807	3.38
TableTop Media, LLC, Lease**
10.00%, 10/15/2019	5,729	5,716	5,718	2.48
U.S. Telepacific Corp., Term Loan*
L+ 5.00%,1.00% L Floor, 11/25/2020	1,995	1,983	1,898	0.83
Total Communications		26,433	26,183	11.35

Consumer Finance Services
Affiliated Wealth Partners Holdings LLC, Term Loan*
L+ 8.00%,1.00% L Floor, 9/15/2020	4,236	4,177	4,177	1.81
PlanMember Financial Corporation, Term Loan*(1)
6.50%,1.50% L Floor, 12/31/2020	1,245	1,231	1,245	0.54
Project Sunshine IV Pty Ltd (Sensis), New Term Loans*(1)
L+ 7.00%,1.00% L Floor, 9/23/2019	9,627	9,437	9,146	3.97
Total Consumer Finance Services		14,845	14,568	6.32

Computer Programming, Data Processing, & Other Computer Related Services
Emtec Global Services Holdings, LLC, Term Loan**
L+ 8.25%, 0.25% L Floor 11/30/2020	2,834	2,797	2,797	1.21
Emtec Global Services Holdings, LLC, Revolver
L+ 8.25%, 0.25% L Floor 11/30/2020	131	131	129	0.06
Total Computer Programming, Data Processing, & Other Computer Related Services		2,928	2,926	1.27

Cosmetics/Toiletries
ActivStyle, Inc., Term Loan**
L+ 9.00%, 0.50% L Floor, 7/9/2020	10,171	10,010	10,010	4.34
Total Cosmetics/Toiletries		10,010	10,010	4.34

Electrical Equipment
AbelConn, LLC (Atrenne Computing), Term Loan*
L+ 8.50%,1.00% L Floor, 7/17/2019	10,375	10,228	10,228	4.43
Otter Products, LLC (OtterBox Holdings, Inc.), Term B Loan*
L+ 4.75%,1.00% L Floor, 6/3/2020	2,000	1,957	1,908	0.83
Total Electrical Equipment		12,185	12,136	5.26

Equipment Rental & Leasing
University Furnishings, L.P., Term Loan B**
L+ 6.75%, 0.50% L Floor, 12/17/2020	7,102	6,985	6,961	3.02
Total Equipment Rental & Leasing		6,985	6,961	3.02

Food Stores - Retail
Specialty Bakers LLC, Term Loan*
L+ 7.25%,1.00% L Floor, 8/7/2019	9,435	9,290	9,290	4.03
Total Food Stores - Retail		9,290	9,290	4.03

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

Unfunded Obligations
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
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Unfunded Obligations (continued)
Miscellaneous Services
YourMembership Holding Company, Revolver(6)
L + 0.00%, 9/12/2019	441	$(3)	$(3)	-%
Total Miscellaneous Services		(3)	(3)	-

Specialty Services
Vistronix, LLC, Revolver(6)
0.50%, 12/4/2018	315	(5)	(2)	-
Total Specialty Services		(5)	(2)	-

Transportation Services
Raymond Express International, LLC, Revolver
0.50%, 2/28/2018	215	(1)	-	-
Total Transportation Services		(1)	-	-

Total Unfunded Obligations		$(73)	$(42)	(0.02)%

Total Non-Control/Non-Affiliate Investments		$437,053	$415,001	179.88%

 _____________

* **

Denotes that all or a portion of the investment is held as collateral by the 2013-2 CLO (see Note 7).

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

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

($ in thousands, except share and per share amounts)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Investment income
Interest income
Non-control/non-affiliate investments	$10,688	$12,285	$32,537	$37,519
Non-control/affiliate investments	76	-	76	-
Other income	341	921	685	2,317
Total investment income	11,105	13,206	33,298	39,836

Expenses
Interest expense	3,665	1,874	7,751	5,541
Loss on refinancing of secured notes (see Note 7)	1,828	-	1,828	-
Management fee	1,805	1,955	5,479	5,927
Incentive fee	-	(83)	-	1,629
Professional fees	357	400	1,079	1,015
Directors' fees	91	97	304	305
Administrator expenses	311	241	1,025	755
Other expenses	576	484	1,645	1,564
Total expenses	8,633	4,968	19,111	16,736
Net investment income before excise taxes	2,472	8,238	14,187	23,100
Excise tax expense	65	6	(35)	3
Net investment income	2,537	8,244	14,152	23,103

Realized and unrealized (loss) on investments
Net realized (loss) from investments
Non-control/non-affiliate investments	(11,182)	(2,301)	(29,592)	(11,312)
Net change in unrealized gain/(loss) from investments
Non-control/non-affiliate investments	7,557	(6,184)	7,776	(5,183)
Net realized and unrealized (loss) on investments	(3,625)	(8,485)	(21,816)	(16,495)

Net (decrease)/increase in net assets resulting from operations	$(1,088)	$(241)	$(7,664)	$6,608

Net investment income per common share	$0.16	$0.49	$0.87	$1.38
Net (decrease)/increase in net assets resulting from operations per common share	$(0.07)	$(0.01)	$(0.47)	$0.39
Basic weighted average common shares outstanding(1)	16,059,665	16,758,779	16,183,615	16,758,779

Dividends and distributions declared per common share	$0.35	$0.35	$1.05	$1.05

____________

(1)	Calculated using basic weighted average common shares outstanding.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

($ in thousands, except share and per share amounts)

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015

(Decrease)/increase in net assets from operations:
Net investment income	$14,152	$23,103
Net realized (loss) from investments	(29,592)	(11,312)
Net change in unrealized gain/(loss) on investments	7,776	(5,183)
Net (decrease)/increase in net assets from operations	(7,664)	6,608

Dividends and distributions to stockholders:
From net investment income	(16,957)	(17,598)
Total dividends and distributions to stockholders(1)	(16,957)	(17,598)

Common share transactions
Repurchase of common stock (see Note 13)	(5,041)	-
Net (decrease) in net assets from common share transaction	(5,041)	-

Total (decrease) in net assets	(29,662)	(10,990)
Net assets at beginning of period	230,710	261,103
Net assets at end of period	$201,048	$250,113
Net asset value per common share	$12.53	$14.92
Common shares outstanding at end of period	16,049,352	16,758,779

Underdistributed net investment income included in net assets	$5,977	$5,505

____________

(1)	Dividends from net investment income are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

($ in thousands, except share and per share amounts)

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities
Net (decrease)/increase in net assets resulting from operations	$(7,664)	$6,608
Adjustments to reconcile net (decrease)/increase in net assets resulting from operations to net cash (used in)/provided by operating activities:
Net accretion of discounts on investments	(1,078)	(1,234)
Net realized loss from investments	29,592	11,312
Amortization of discount on senior secured notes payable	149	229
Loss on refinancing of secured notes	1,828	-
Amortization of deferred debt issuance costs	2,151	599
Net change in unrealized (gain)/loss on investments	(7,776)	5,183
Payment-in-kind interest	(1,457)	(1,953)
Purchases of investments	(99,874)	(128,579)
Paydowns of investments	67,792	169,174
Sales of investments	26,983	6,111
Changes in operating assets and liabilities:
(Increase)/decrease in cash, restricted	(10,795)	7,505
Decrease in due from counterparties	1,511	74
Decrease/(increase) in accrued interest receivable	1,673	(1,942)
(Increase) in deferred offering costs	-	(189)
Decrease in prepaid administrator fee	-	74
Increase in other assets	(281)	(264)
Increase/(decrease) in due to counterparties	601	(109)
Increase/(decrease) in payables to affiliates	190	(92)
(Decrease) in interest payable	(684)	(74)
Increase in accrued expenses and other payables	475	132
Net cash provided by operating activities	3,336	72,565

Cash flows from financing activities
Repurchase of common stock	(5,041)	-
Distributions paid to stockholders	(16,957)	(17,598)
Payments for financing costs	(2,432)	(690)
Repayment of senior secured revolving notes	(10,000)	(40,500)
Repayment of GLC Trust 2013-2 Class A notes	(8,828)	(11,626)
Proceeds from Garrison SBIC borrowings	15,660	14,800
Proceeds from borrowing on term note	5,983	-
Net cash (used in) financing activities	(21,615)	(55,614)

Net (decrease)/increase in cash	(18,279)	16,951
Cash at beginning of period	24,985	13,651
Cash at end of period	$6,706	$30,602

Supplemental disclosure of cash flow information
Cash paid for interest expense	$6,135	$4,739

Supplemental disclosure of non-cash activities
Restructuring of portfolio investment	$840	$3,986

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

1. Organization  – (continued)

On May 17, 2013, GARS formed GLC Trust 2013-2, a Delaware statutory trust (“GLC Trust 2013-2”). This entity is a wholly owned subsidiary of GARS created for the purpose of investing in a portfolio of small balance consumer loans. GLC Trust 2013-2 is 100% owned by GARS. On July 18, 2014, GARS completed a $39.2 million term debt securitization (the “GLC Trust 2013-2 Securitization” and the notes offered thereby, the “GLC Trust 2013-2 Notes”) collateralized by the GLC Trust 2013-2 consumer loan portfolio.

On September 25, 2013, Garrison Funding 2013-2 Ltd. (“GF 2013-2”) completed a $350.0 million collateralized loan obligation (the “2013-2 CLO”) through a private placement, the proceeds of which were utilized, along with cash on hand, to refinance an existing credit facility (see Note 7). Immediately following the completion of the 2013-2 CLO, Garrison Funding 2013-2 Manager LLC (“GF 2013-2 Manager”) owned 100% of the 2013-2 CLO Subordinated Notes (as defined below). GF 2013-2 Manager served as collateral manager to GF 2013-2 and has entered into a sub-collateral management agreement with the Investment Adviser.

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

On August 18, 2016 and September 18, 2016, GARS formed Garrison Funding 2016-2 Ltd. and Garrison Funding 2016-2 LLC, respectively. Garrison Funding 2016-2 LLC is a wholly-owned and consolidated subsidiary of Garrison Funding 2016-2 Ltd (collectively referred to as “GF 2016-2”). GF 2016-2 is a wholly-owned and consolidated subsidiary of GARS. GF 2016-2 completed a $300.0 million collateralized loan obligation (the “2016-2 CLO”) through a private placement, the proceeds of which were utilized, along with cash on hand, to refinance the 2013-2 CLO (see Note 7). GARS owns 100% of the 2016-2 CLO Subordinated Notes (as defined below). GARS serves as collateral manager to GF 2016-2 and has entered into a sub-collateral management agreement with the Investment Adviser. The 2013-2 CLO and 2016-2 CLO are collectively referred to as “the CLOs”.

GARS will periodically form limited liability companies for the purpose of holding minority equity investments (the “GARS Equity Holdings Entities”). GARS intends to form a new GARS Equity Holdings Entity for each minority equity investment in order to provide specific tax treatment for individual investments. The GARS Equity Holdings Entities are 100% owned by GARS.

American Stock Transfer & Trust Company, LLC (“AST”) serves as the transfer and dividend paying agent and registrar to GARS.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

1. Organization  – (continued)

GARS entered into a custody agreement, which was effective as of October 9, 2012 (the “Custody Agreement”), with Deutsche Bank Trust Company Americas (the “Custodian”) to act as custodian for GARS. The Custodian is also the trustee of the CLOs and the custodian for Garrison SBIC.

GARS entered into an administration agreement, which was effective as of October 9, 2012 (the “Administration Agreement”), with Garrison Capital Administrator LLC, a Delaware limited liability company (the “GARS Administrator”).

GARS entered into an investment advisory agreement with the Investment Adviser, which was effective as of October 9, 2012 and most recently amended and restated on August 5, 2016 (the “Investment Advisory Agreement”).

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

GF 2013-2 Manager owns a 100% interest in GF 2013-2, which was an investment company for accounting purposes, and also provides collateral management services solely to GF 2013-2. As such, GARS has consolidated the accounts of these entities into these consolidated financial statements. As a result of this consolidation, the amounts outstanding under the 2013-2 CLO are treated as the Company’s indebtedness.

GARS owns a 100% interest in GF 2016-2, which is an investment company for accounting purposes, and also provides collateral management services solely to GF 2016-2. As such, GARS has consolidated the accounts of these entities into these consolidated financial statements. As a result of this consolidation, the amounts outstanding under the 2016-2 CLO are treated as the Company’s indebtedness.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

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

As of September 30, 2016, $397.0 million of the Company’s investments were Non-Control/Non-Affiliate Investments and $3.9 million were Non-Control/Affiliate Investments. As of December 31, 2015, all of the Company’s investments were Non-Control/Non-Affiliate Investments.

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

Cash and Cash Equivalents

As of September 30, 2016 and December 31, 2015, cash held in designated bank accounts with the Custodian was $5.3 million and $23.4 million, respectively. As of September 30, 2016 and December 31, 2015, cash held in designated bank accounts with other major financial institutions was $1.4 million and $1.6 million, respectively. At times, these balances may exceed federally insured limits and this potentially subjects the Company to a concentration of credit risk. The Company believes it is not exposed to any significant credit risk associated with its cash custodian.

The Company defines cash equivalents as highly liquid financial instruments with original maturities of three months or less, including those held in overnight sweep bank deposit accounts. As of September 30, 2016 and December 31, 2015, the Company held no cash equivalents.

Cash and Cash Equivalents, Restricted

Restricted cash as of September 30, 2016 included cash of $21.7 million held by the 2016-2 CLO in designated bank accounts with the Custodian. Restricted cash as of December 31, 2015 included cash of $10.4 million held by the 2013-2 CLO in designated bank accounts with the Custodian. The CLOs are required to use a portion of these amounts to pay interest expense, reduce borrowings at the end of the investment period and to pay other amounts in accordance with the terms of the indenture of the CLOs. Funds held by the CLOs are not available for general use by the Company.

As of September 30, 2016 and December 31, 2015, restricted cash included cash held by GLC Trust 2013-2 in designated restricted bank accounts of $0.9 million and $1.4 million, respectively. GLC Trust 2013-2 is required to use a portion of these amounts to make principal payments and pay interest expense in accordance with the terms of the indenture governing the GLC Trust 2013-2 Notes.

As of both September 30, 2016 and December 31, 2015, the Company held no restricted cash equivalents.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

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

The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. For the three and nine months ended September 30, 2016, the Company recognized $0.3 million and $1.0 million in charge offs in realized losses from investments for consumer loans held by GLC Trust 2013-2, respectively. The Company had one investment that was on non-accrual status as of September 30, 2016 and four investments that were on non-accrual status as of December 31, 2015.

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

September 30, 2016

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

September 30, 2016

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

Deferred Financing Costs

Financing costs incurred in connection with the execution of the CLOs, SBIC borrowings and GLC Trust Securitization are included as a reduction in the net book value of the related liability on our consolidated statement of financial condition. These costs are amortized as interest expense over the life of the related obligations.

Offering Costs

Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity or debt offerings and are charged against proceeds from the offerings when received. As of both September 30, 2016 and December 31, 2015, $0.5 million of expenses associated with the shelf registration statement initially filed with the SEC on April 3, 2014 were deferred and included in deferred offering costs. These amounts will be charged against proceeds from future offerings of securities when received.

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

September 30, 2016

2. Significant Accounting Policies and Recent Updates  – (continued)

The Company adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if the Board declares a cash dividend or other distribution, then our stockholders who have not ‘opted out’ of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, which may be newly issued shares or shares acquired by AST through open-market purchases, rather than receiving the cash distribution. As of September 30, 2016, no new shares have been issued under the dividend reinvestment plan.

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

Income Taxes

As discussed in Note 1, for tax purposes, GARS has elected to be treated as a RIC under Subchapter M of the Code and intends to qualify each taxable year for such treatment. In addition, GF 2016-2, GF 2016-2 Ltd., GF 2013-2, GF 2013-2 Manager, the GARS Equity Holdings Entities, Walnut Hill II LLC and Forest Park II LLC are disregarded entities for tax purposes. GLC Trust 2013-2 is a grantor trust for U.S. taxable income purposes, whereby the income reverts to GARS, accordingly, no provision for federal income tax was made in the consolidated financial statements for the three and nine months ended September 30, 2016 or the year ended December 31, 2015.

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

September 30, 2016

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

For the three months ended September 30, 2016, we reversed $(65,000) of previously recorded U.S. federal excise tax expense. For the nine months ended September 30, 2016, we recorded $35,000 of U.S. federal excise tax expense. For the three and nine months ended September 30, 2015, we reversed $(6,000) and $(3,000) of previously recorded U.S. federal excise tax expense, respectively. In addition, GARS has certain wholly owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds a portion of one or more of our portfolio investments that are listed on the consolidated schedule of investments. The Taxable Subsidiaries are consolidated for financial reporting purposes in accordance with U.S. GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is, among other things, to permit GARS to hold certain interests in portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90% of the RIC’s gross income for federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of investment income, it could jeopardize GARS ability to qualify as a RIC and therefore cause GARS to incur significant amounts of corporate-level U.S. federal income taxes. Where interests in LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, however, the income from such interests is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping GARS preserve its RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies.

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

September 30, 2016

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

The Company has concluded that it was not necessary to record a liability for any such tax positions as of September 30, 2016 and December 31, 2015. However, the Company’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

2. Significant Accounting Policies and Recent Updates  – (continued)

The Company’s activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed as of September 30, 2016 and December 31, 2015.

If the Company were required to recognize interest and penalties, if any, related to unrecognized tax benefits this would be recognized as income tax expense in the consolidated statement of operations.

As of December 31, 2015, the Company had net long term capital loss carryforwards of $10.3 million.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 amends the classification of certain cash receipts and cash payments presented and classified in the statement of cash flows. This new guidance is effective for annual and interim periods beginning on or after December 15, 2017 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact ASU 2016-15 will have on the Company’s consolidated financial position and disclosures.

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

3. Investments

The Company’s investments include debt investments (both funded and unfunded, “Debt Investments”), preferred and minority equity investments (“Equity”) of diversified companies and a portfolio of unsecured small balance consumer loans (“Financial Assets”). These financial instruments may be purchased indirectly through an interest in a limited partnership or an LLC.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

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

The terms of the Debt Investments may provide for the Company to extend to a borrower additional credit or provide funding for any unfunded portion of such Debt Investments at the request of the borrower. This exposes the Company to potential liabilities that are not reflected on the consolidated statements of financial condition. As of September 30, 2016 and December 31, 2015, the Company had $6.7 million and $6.9 million of unfunded commitments with a fair value of $(0.1) million and $(0.1) million, respectively. The negative fair value is the result of the unfunded commitments being valued below par. These amounts may or may not be funded to the borrowing party now or in the future.

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

September 30, 2016

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

September 30, 2016

4. Fair Value of Financial Instruments  – (continued)

The following tables summarize the valuation of the Company’s investments measured at fair value based on the fair value hierarchy detailed above as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured (1)(2)	$-	$-	$376,409	$376,409
Mezzanine	-	-	7,667	7,667
Preferred Equity Investments	-	-	2,317	2,317
Common Equity Investments	-	-	5,499	5,499
Financial Assets	-	-	8,994	8,994
	$-	$-	$400,886	$400,886

 ______________

(1)	Includes unfunded commitments with a fair value of $(0.1) million.
(2)	Included in senior secured loans are loans structured as first lien, last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.

	As of December 31, 2015
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured (1)(2)	$-	$-	$380,780	$380,780
Mezzanine	-	-	7,512	7,512
Preferred Equity Investments	-	-	5,487	5,487
Common Equity Investments	-	-	3,468	3,468
Financial Assets	-	-	17,754	17,754
	$-	$-	$415,001	$415,001

 ______________

(1)	Includes unfunded commitments with a fair value of $(0.1) million.
(2)	Included in senior secured loans are loans structured as first lien, last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.

The net change in unrealized gain attributable to the Company’s Level 3 assets for the nine months ended September 30, 2016 included in the net change in unrealized gain from investments in the Company’s consolidated statement of operations was $7.6 million. The net change in unrealized gain attributable to the Company’s Level 3 assets for the nine months ended September 30, 2015 included in the net change in unrealized gain from investments in the Company’s consolidated statement of operations was $5.2 million.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

4. Fair Value of Financial Instruments  – (continued)

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the nine months ended September 30, 2016:

	Nine Months Ended September 30, 2016
	Senior Secured	Second Lien	Mezzanine	Subordinated	Preferred Equity	Common Equity	Financial
	Investments	Investments	Investments	Investments	Investments	Investments	Assets	Total
($ in thousands)
Fair value, beginning of period	$380,781	$-	$7,512	$-	$5,486	$3,468	$17,754	$415,001
Total net realized and unrealized (loss)/gain on investments	(18,913)	-	(20)	-	(3,169)	617	(463)	(21,948)
Total net accretion of discounts on investments	1,056	-	20	-	-	-	-	1,076
Purchases/issuances(1)	99,465	-	155	-	-	1,711	-	101,331
Sales	(26,983)	-	-	-	-	-	-	(26,983)
Paydowns(1)	(58,997)	-	-	-	-	(297)	(8,297)	(67,591)
Fair value, end of period	$376,409	$-	$7,667	$-	$2,317	$5,499	$8,994	$400,886
Net change in unrealized gain/(loss) from investments in our Consolidated Statement of Operations attributable to our Level 3 assets (2)	$(6,692)	$-	$(20)	$-	$(3,170)	$319	$488	$(9,075)

______________

(1)	Includes non-cash restructuring of portfolio investments of $0.8 million. There were no transfers of investments between levels for the nine months ended September 30, 2016.

(2)	Includes unrealized (loss)/gain from investments held on our balance sheet as of September 30, 2016.

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the nine months ended September 30, 2015:

	Nine Months Ended September 30, 2015
	Senior Secured	Second Lien	Mezzanine	Subordinated	Preferred Equity	Common Equity	Financial
	Investments	Investments	Investments	Investments	Investments	Investments	Assets	Total
($ in thousands)
Fair value, beginning of period	$399,188	$13,652	$7,361	$4,067	$5,791	$1,380	$36,330	$467,769
Total net realized and unrealized (loss)/gain on investments	(12,029)	285	(19)	(2,817)	1,050	(779)	(2,103)	(16,412)
Total net accretion of discounts on investments	1,184	31	19	-	-	-	-	1,234
Purchases/issuances(1)	140,687	-	113	-	1,250	2,825	-	144,875
Sales	127	(3,498)	-	-	(2,740)	-	-	(6,111)
Paydowns(1)	(159,782)	(10,470)	-	(1,250)	-	-	(12,096)	(183,598)
Fair value, end of period	$369,375	$-	$7,474	$-	$5,351	$3,426	$22,131	$407,757
Net change in unrealized (loss) from investments in our Consolidated Statement of Operations attributable to our Level 3 assets(2)	$(7,252)	$-	$(19)	$-	$(1,451)	$(778)	$(9)	$(9,509)

______________

(1)	Includes non-cash restructuring of portfolio investments of $4.0 million. There were no transfers of investments between levels for the nine months ended September 30, 2015.

(2)	Includes unrealized (loss)/gain from investments held on our balance sheet as of September 30, 2015.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

4. Fair Value of Financial Instruments  – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at September 30, 2016:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range				Weighted
	September 30, 2016	Technique	Input	Low		High		Average

($ in thousands)
Senior Secured Investments (1)	$376,409	Comparable yield approach	Market rate (2)	5.2%		26.9%		10.8%
		Market comparable companies	EBITDA multiple (5)	2.5	x	11.3	x	5.4	x

Mezzanine Investments	7,667	Comparable yield approach	Market rate (2)	16.7%		16.7%		16.7%
		Market comparable companies	EBITDA multiple (5)	7.1	x	7.1	x	7.1	x

Equity Investments (3)	7,816	Market comparable companies	EBITDA multiple (5)	4.0	x	8.0	x	4.8	x
		Market comparable companies	Origination fees multiple	4.7	x	4.7	x	4.7	x

Financial Assets (4)	8,994	Discounted cash flows	Interest rate	6.3%		31.3%		15.8%
			Conditional prepayment rate ("CPR")	10.4%		24.5%		15.7%
			Cumulative Default Rate	0.0%		20.5%		11.2%
			Discount rate	9.0%		9.0%		9.0%
Total	$400,886

____________

(1)	Includes total unfunded commitments of $(0.1) million.

(2)	Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

(3)	Includes preferred and common equity.

(4)	Financial Assets are valued by the level of risk associated with the underlying loan measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, the borrowers credit score obtained from an official credit reporting agency at origination, debt-to-income ratios at origination, information from the borrower’s credit report at origination, as well as the borrower’s self-reported income range, occupation and employment status at origination. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of September 30, 2016, 19.6%, 34.3%, 35.4%, 7.9%, 2.7%, and 0.1%, of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively. See Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 for detail on the underlying loans.

(5)	Excludes non-operating portfolio companies, which we define as those loans collateralized by proved developed producing, or PDP, value or other hard assets. PDPs are proven revenues that can be produced with existing wells. As of September 30, 2016, $39.7 million of par value and $37.2 million of fair value was excluded.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at December 31, 2015:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range				Weighted
	December 31, 2015	Technique	Input	Low		High		Average

($ in thousands)
Senior Secured Investments (1)	$380,780	Comparable yield approach	Market rate (2)	5.6%		21.2%		9.7%
		Market comparable companies	EBITDA multiple (5)	1.9	x	11.3	x	5.5	x

Mezzanine Investments	7,512	Comparable yield approach	Market rate (2)	16.0%		16.0%		16.0%
		Market comparable companies	EBITDA multiple (5)	5.0	x	5.0	x	5.0	x

Equity Investments (3)	8,955	Market comparable companies	EBITDA multiple (5)	4.3	x	8.0	x	6.0	x
		Market comparable companies	Origination fees multiple	8.8	x	8.8	x	8.8	x

Financial Assets (4)	17,754	Discounted cash flows	Interest rate	6.3%		31.3%		15.6%
			CPR	18.5%		83.6%		36.9%
			Constant Default Rate	8.4%		40.8%		18.1%
			Default rate multiplier	1.3	x	1.3	x	1.3	x
			Discount rate	7.3%		7.3%		7.3%
Total	$415,001

__________

(1)	Includes total unfunded commitments of $(0.1) million.

(2)	Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

(3)	Includes preferred and common equity.

(4)	Financial Assets are valued by the level of risk associated with the underlying loan measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, the borrowers credit score obtained from an official credit reporting agency at origination, debt-to-income ratios at origination, information from the borrower’s credit report at origination, as well as the borrower’s self-reported income range, occupation and employment status at origination. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of December 31, 2015, 24.2%, 33.1%, 31.9%, 7.5%, 3.1%, and 0.2%, of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively. See Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for detail on the underlying loans.

(5)	Excludes non-operating portfolio companies, which we define as those loans collateralized by proved developed producing, or PDP, value or other hard assets. PDPs are proven revenues that can be produced with existing wells. As of December 31, 2015, $33.5 million of par value and $32.7 million of fair value was excluded.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

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

The composition of the Company’s portfolio by industry at cost and fair value as of September 30, 2016 was as follows:

Industry	Cost of Investments		Fair Value of Investments
($ in thousands)
Miscellaneous Manufacturing	$80,754	19.5%	$80,460	20.2%
Miscellaneous Retail	50,881	12.3	51,011	12.7
Health Services	42,951	10.3	35,445	8.8
Oil & Gas	24,614	5.9	22,088	5.5
Miscellaneous Services	23,013	5.5	20,386	5.1
Consumer Finance Services	21,736	5.2	23,094	5.7
Transportation Services	19,875	4.8	18,306	4.6
Apparel Products	19,818	4.8	18,940	4.7
Communications	14,632	3.5	14,540	3.6
Food Stores & Distributors - Retail	13,558	3.3	13,578	3.4
Electrical Equipment	11,528	2.8	11,356	2.8
Broadcasting & Entertainment	11,079	2.7	11,072	2.8
Insurance Agents	10,260	2.5	10,246	2.6
Building & Real Estate	9,805	2.4	9,717	2.4
Cosmetics/Toiletries	9,656	2.3	9,656	2.4
Chemicals	9,555	2.3	9,554	2.4
Printing & Publishing	8,976	2.2	8,976	2.2
Specialty Services	8,693	2.1	8,710	2.2
Automotive	7,606	1.8	7,667	1.9
Equipment Rental & Leasing	6,999	1.7	6,982	1.7
Metal Mining	6,018	1.4	5,990	1.5
Computer Programming, Data Processing, & Other Computer Related Services	3,108	0.7	3,112	0.8
	$415,115	100.0%	$400,886	100.0%

Refer to the consolidated schedule of investments for detailed disaggregation of the Company’s investments.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

4. Fair Value of Financial Instruments  – (continued)

The composition of the Company’s portfolio by industry at cost and fair value as of December 31, 2015 was as follows:

Industry	Cost of Investments		Fair Value of Investments
($ in thousands)
Miscellaneous Manufacturing	$73,278	16.6%	$73,229	17.7%
Health Services	46,794	10.7	41,472	10.0
Miscellaneous Retail	35,024	8.0	35,158	8.5
Consumer Finance Services	34,083	7.8	36,558	8.8
Miscellaneous Services	32,985	7.5	22,386	5.4
Communications	26,424	6.0	26,182	6.3
Oil & Gas	24,952	5.7	24,049	5.8
Transportation Services	19,125	4.4	18,111	4.4
Specialty Services	13,954	3.2	13,898	3.3
Electrical Equipment	12,185	2.8	12,136	2.9
Broadcasting & Entertainment	11,160	2.6	11,146	2.7
Agricultural Services	10,339	2.4	5,040	1.2
Insurance Agents	10,325	2.4	10,311	2.5
Chemicals	10,102	2.3	10,102	2.4
Cosmetics/Toiletries	10,010	2.3	10,010	2.4
Business Services	9,989	2.3	9,988	2.4
Building & Real Estate	9,962	2.3	9,962	2.4
Food Stores - Retail	9,290	2.1	9,290	2.2
Printing & Publishing	9,143	2.1	9,143	2.2
Automotive	7,431	1.7	7,512	1.8
Equipment Rental & Leasing	6,985	1.6	6,961	1.7
Computer Programming, Data Processing, & Other Computer Related Services	2,918	0.7	2,918	0.7
Apparel Products	2,714	0.6	1,815	0.4
Retail-Building Materials, Hardware, Garden Supply & Mobile Home Dealers	1,986	0.5	1,967	0.5
Nonferrous Metal/Minerals	1,976	0.5	1,968	0.5
Stone, Clay, Glass, & Concrete Products	1,973	0.5	1,928	0.5
Metal Mining	1,946	0.4	1,761	0.4
	$437,053	100.0%	$415,001	100.0%

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

Amounts due to counterparties were $1.0 million and $0.4 million as of September 30, 2016 and December 31, 2015, respectively. Amounts due from counterparties were $0.1 million and $1.6 million as of September 30, 2016 and December 31, 2015, respectively.

7. Financing

As of September 30, 2016, the total carrying value of the Company’s aggregate debt outstanding was $230.2 million with a weighted average effective interest rate of 3.75%. The Company’s debt outstanding as of September 30, 2016 was comprised of notes issued by GF 2016-2 and GLC Trust 2013-2 as well as Garrison SBIC borrowings.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

7. Financing  – (continued)

The table below provides details of our outstanding debt as of September 30, 2016:

	Amortized	Outstanding
September 30, 2016	Carrying Value	Principal at Par	Interest Rate		Rating(2)	Stated Maturity
($ in thousands)
GF 2016-2 Secured Notes:
Class A-1R Notes	$25,000	$25,000	LIBOR + 2.20	%(1)	AAA(sf)	9/29/2027
Class A-1F Notes	24,693	25,000	3.41%		AAA(sf)	9/29/2027
Class A-1T Notes	86,927	88,150	LIBOR + 2.20%		AAA(sf)	9/29/2027
Class A-2 Notes	20,336	20,700	LIBOR + 3.15%		AA(sf)	9/29/2027
Class B Notes	20,904	21,450	LIBOR + 4.00%		A (sf)	9/29/2027
Class C Notes	11,399	11,700	LIBOR + 6.00%		BBB(sf)	9/29/2027
	189,261	192,000
Garrison SBIC Borrowings:
SBIC 2016-10 B	3,208	3,320	2.79	%(3)	N/A	9/1/2026
SBIC 2016-10 A	12,297	12,700	3.25	%(3)	N/A	3/1/2026
SBIC 2015-10 B	13,579	14,000	3.57	%(3)	N/A	9/1/2025
SBIC Interim Financing	4,810	4,980	LIBOR + 1.04	%(4)	N/A	3/29/2017
	33,894	35,000
GLC Trust 2013-2 Notes:
Class A Notes	7,074	7,150	3.00%		N/A	7/15/2021
	7,074	7,150

	$230,229	$234,150

______________

(1)	May bear interest at either the CP Rate (as defined in the indenture governing the 2016-2 CLO) or the London Interbank Offered Rate (“LIBOR”).

(2)	Represents an S&P rating as of the closing of the 2016-2 CLO.

(3)	Represents the stated interest rate and annual charge of our SBA-guaranteed debentures.
(4)	These interim financings bear an interest rate of three month LIBOR + 1.04%, which is comprised of an annual charge of 0.74% and a margin of 0.30%. These interim financings have a maturity date of March 29, 2017, upon which we expect them to be pooled into the ten year SBA-guaranteed debentures.

The table below provides details of our outstanding debt as of December 31, 2015:

	Amortized	Outstanding
December 31, 2015	Carrying Value	Principal at Par	Interest Rate		Rating(2)	Stated Maturity
($ in thousands)
GF 2013-2 Secured Notes:
Class A-1R Notes	$35,000	$35,000	LIBOR + 1.90	%(1)	AAA(sf)	9/25/2023
Class A-1T Notes	108,248	111,175	LIBOR + 1.80%		AAA(sf)	9/25/2023
Class A-2 Notes	23,667	24,150	LIBOR + 3.40%		AA(sf)	9/25/2023
Class B Notes	24,524	25,025	LIBOR + 4.65%		A (sf)	9/25/2023
	191,439	195,350
Garrison SBIC Borrowings:
SBIC 2015-10 B	13,389	14,000	3.57	%(3)	N/A	9/1/2025
SBIC Interim Financing	5,157	5,340	LIBOR + 1.04	%(4)	N/A	3/23/2016
	18,546	19,340
GLC Trust 2013-2 Notes:
Class A Notes	15,664	15,978	3.00%		N/A	7/15/2021
	$225,649	$230,668

______________

(1)	May bear interest at either the CP Rate (as defined in the indenture governing the 2013-2 CLO) or LIBOR.

(2)	Represents an S&P rating as of the closing of the 2013-2 CLO.

(3)	Represents the stated interest rate and annual charge of our SBA-guaranteed debentures.

(4)	These interim financings bear an interest rate of three month LIBOR + 1.04%, which is comprised of an annual charge of 0.74% and a margin of 0.30%. These interim financings had a maturity date of March 23, 2016, upon which we they were pooled into ten year SBA-guaranteed debentures.

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing (other than the SBA debentures of Garrison SBIC, as permitted by exemptive relief the Company has been granted by the SEC). As of September 30, 2016 and December 31, 2015, the Company’s asset coverage for borrowed amounts was 200.6% and 208.8%, respectively.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

7. Financing  – (continued)

The table below shows the weighted average interest rates and weighted average effective interest rates, inclusive of deferred debt issuance costs, of our debt as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Secured Revolving Notes(1):
Weighted average interest rate	3.05%	2.40%
Weighted average effective interest rate(2)	3.17	2.48
Secured Term Notes(1):
Weighted average interest rate	3.72	2.86
Weighted average effective interest rate(2)	3.91	3.26
GLC Trust 2013-2 Class A Notes:
Weighted average interest rate	3.00	3.00
Weighted average effective interest rate(2)	3.37	3.09
SBIC Borrowings:
Weighted average interest rate	3.10	3.02
Weighted average effective interest rate(2)	3.49	3.97
Total
Total weighted average interest rate	3.54	2.81
Total weighted average effective interest rate(2)	3.75	3.20

__________

(1)	Refers to notes of GF 2016-2 and GF 2013-2 as of September 30, 2016 and December 31, 2015, respectively
(2)	Includes the effects of deferred debt issuance costs.

Refinancing of the 2013-2 Collateralized Loan Obligation

On September 25, 2013, GF 2013-2 completed a 2013-2 CLO. The notes offered in the 2013-2 CLO (the “2013-2 Notes”) were issued by GF 2013-2 and were comprised of $50.0 million of senior secured revolving notes, $160.3 million of senior secured term notes and an aggregate $139.7 million of notes that were retained by GARS. As of June 30, 2016, $31.10 million of senior secured revolving notes with a weighted average interest rate of 2.52% and $160.3 million of senior secured term notes with a weighted average interest rate of 3.10% were outstanding.

On September 29, 2016, the Company completed the 2016-2 CLO. The notes offered in 2016-2 CLO (collectively referred to as the “2016-2 Notes”) were issued by GF 2016-2 through a private placement of: (i) $25.00 million of AAA(sf) Class A-1R Senior Secured Revolving Floating Rate 2016 Notes (“Class A-1R Notes”); (ii) $88.15 million of AAA(sf) Class A-1T Senior Secured Floating Rate 2016 Notes (“Class A-1T Notes”); (iii) $25.00 million of AAA(sf) Class A-1F Senior Secured Fixed Rate 2016 Notes (“Class A-1F Notes”); (iv) $20.70 million of AA(sf) Class A-2 Senior Secured Floating Rate 2016 Notes (“Class A-2 Notes” and collectively with the Class A-1R 2016 Notes, the Class A-1T 2016 Notes and the Class A-2F 2016 Notes, the “Class A Notes”); (v) $21.45 million of A(sf) Class B Secured Deferrable Floating Rate 2016 Notes (“Class B Notes”); (vi) $11.70 million of BBB(sf) Class C Secured Deferrable Floating Rate 2016 Notes (“Class C Notes” and collectively, the Class A 2016 Notes, Class B 2016 Notes and Class C 2016 Notes are referred to as the “Secured Notes”); and (vii) $108.00 million of subordinated notes (“Subordinated Notes”), which do not have a stated interest rate, are not rated and were retained by GARS. The 2016-2 Notes are scheduled to mature on September 29, 2027.

In connection with the closing of the sale of the 2016-2 Notes, substantially all of the net cash proceeds, along with existing cash, were used to purchase a portion of the portfolio of loans held by GF 2013-2. GF 2013-2 used the proceeds received in connection with such sale of loans to redeem in full all of the 2013-2 Notes, with the exception of the 2013-2 Subordinated Notes, of which GARS continued to retain a portion. The refinance of the 2013-2 CLO resulted in a $1.8 million loss for the three and nine months ended September 30, 2016 due to the third party expenses incurred to effect the refinancing which is included in loss on refinancing of secured notes on the consolidated statements of operations.

Fees paid as part of the execution of the 2016-2 CLO, the refinance of the 2013-2 CLO in the amount of $2.4 million consisted of facility fees of $1.6 million and other costs of $0.8 million, which primarily included rating agency and legal fees. Pursuant to FASB ASC 470, Debt, we accelerated the amortization of $1.5 million of these fees and included them in interest expense for the three and nine months ending September 30, 2016. As of September 30, 2016, $0.9 million of these costs are included in deferred debt issuance costs and presented net within the liability on the consolidated statements of financial condition and will be amortized over the stated maturity of the respective loans.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

7. Financing  – (continued)

At September 30, 2016, the 2016-2 CLO Class A-1R Notes were fully drawn. As of December 31, 2015, $15.0 million of the 2013-2 CLO Class A-1R Notes undrawn. The fair value of the CLOs Notes approximated its carrying value on the consolidated statements of financial condition as of September 30, 2016 and December 31, 2015, respectively.

The indenture governing the notes issued as part of the 2016-2 CLO provides that, to the extent cash is available from cash collections, the holders of the GF 2016-2 Notes are to receive quarterly interest payments on the 20th day or, if not a business day, the next succeeding business day of February, May, August and November of each year until the stated maturity.

Under the documents governing the 2016-2 CLO, there are two coverage tests applicable to the Secured Notes. The first test compares the amount of interest received on the collateral loans held by GF 2016-2 to the amount of interest payable on the Secured Notes under the 2016-2 CLO in respect of the amounts drawn and certain expenses. To meet this first test, at any time, the aggregate amount of interest received on the collateral loans must equal, after the payment of certain fees and expenses, at least 135.0% of the aggregate amount of interest payable on the Class A Notes, 125.0% of the interest payable on the Class A Notes and Class B Notes, taken together, and 115% of the interest payable on the Class A Notes, Class B Notes and Class C Notes, taken together.

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

If the coverage tests are not satisfied with respect to a quarterly payment date, GF 2016-2 will be required to apply available amounts to the repayment of interest on and principal of the GF 2016-2 Notes to the extent necessary to satisfy the applicable coverage tests and, as a result, there may be reduced funds available for GF 2016-2 to make additional investments or to make distributions on the Company’s equity interests in GF 2016-2. Additionally, compliance is measured on each day collateral loans are purchased, originated or sold and in connection with monthly reporting to the note holders.

Furthermore, if under the second coverage test the aggregate principal amount of the collateral loans equals 125.0% or less of the aggregate outstanding principal amount on the Class A-1T Notes and Class A-1R Notes, taken together, and remains so for ten business days, an event of default will be deemed to have occurred. As of September 30, 2016 and December 31, 2015, the trustee for the 2013-2 CLO has asserted that all of the coverage tests were met.

Garrison SBIC Borrowings

As discussed in Note 1, Garrison SBIC received a license to operate as an SBIC from the SBA on May 26, 2015. The SBIC license allows Garrison SBIC to obtain SBA-guaranteed debentures in an amount equal to twice its equity capitalization up to $150.0 million of leverage, subject to the issuance of a capital commitment by the SBA and other customary procedures. On September 16, 2015, the SBA issued Garrison SBIC a commitment to provide $35.0 million of leverage.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

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

As of September 30, 2016, Garrison SBIC had regulatory capital of $36.1 million and total SBIC borrowings outstanding of $35.0 million. The SBIC borrowings were comprised of $14.0 million, $12.7 million, and $3.3 million of SBA guaranteed debentures that mature on September 1, 2025, March 1, 2026, and September 1, 2026, respectively, and SBIC interim financings of $5.0 million that mature on March 29, 2017. The fair value of the SBIC borrowings approximated its carrying value on the consolidated statements of financial condition as of September 30, 2016 and December 31, 2015. As of September 30, 2016, the Company did not have any available SBIC leverage capacity.

GLC Trust 2013-2 Notes

On July 18, 2014, GARS completed the GLC Trust 2013-2 Securitization. The notes offered in the GLC Trust 2013-2 Securitization were issued by GLC Trust 2013-2 and consisted of $36.9 million of Class A Notes (“GLC Trust 2013-2 Class A Notes”) and $2.3 million of Class B Notes (“GLC Trust 2013-2 Class B Notes”, and collectively with the GLC Trust 2013-2 Class A Notes, the “GLC Trust 2013-2 Notes”). As of September 30, 2016, GARS has retained all of the GLC Trust 2013-2 Class B Notes, which are eliminated in consolidation.

The GLC Trust 2013-2 Class A Notes bear interest at 3.00% per annum and are scheduled to mature on July 15, 2021. The proceeds of the GLC Trust 2013-2 Notes were used to refinance the GLC Trust 2013-2 Revolver, which was fully paid down and terminated concurrent with the issuance of the GLC Trust 2013-2 Notes.

The fair value of the GLC Trust 2013-2 Notes approximated the carrying value on the consolidated statements of financial condition as of September 30, 2016 and December 31, 2015, respectively.

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

If these tests are not satisfied with respect to a monthly payment date and are not cured within 45 days, an event of default will be deemed to have occurred and the GLC Trust 2013-2 Notes will become immediately due and payable, in accordance with the terms of the indenture. As of September 30, 2016, all of the coverage tests were met.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

7. Financing  – (continued)

Deferred Debt Issuance Costs and other Fees

In general, these costs are included in the corresponding liability on the consolidated statements of financial condition and will be amortized over the stated maturity of the respective loans, with $3.5 million and $4.4 million remaining as of September 30, 2016 and December 31, 2015, respectively. Pursuant to FASB ASC 470, Debt, we accelerated the amortization of $1.5 million of these fees and included them in interest expense for the three and nine months ending September 30, 2016. As of September 30, 2016, $0.9 million of these costs are included in deferred debt issuance costs and presented net within the liability on the consolidated statements of financial condition and will be amortized over the stated maturity of the respective loans.

Fees paid as part of the execution of a $150.0 million credit facility in 2012 (the “Credit Facility”), the refinance of the Credit Facility and the execution of the 2013-2 CLO in the amount of $6.2 million consisted of facility fees of $4.3 million and other costs of $1.9 million, which included rating agency fees and legal fees. In conjunction with the refinancing of the 2013-2 CLO, we wrote off $1.6 million of deferred debt issuance costs associated with the 2013-2 CLO. Fees paid as part of the execution of the GLC Trust 2013-2 Securitization in the amount of $0.4 million consisted of legal and other fees. For the year ended December 31, 2015, we paid total fees of $0.8 million on our SBIC borrowings. Fees paid as part of the execution of our SBIC borrowings include a 1.00% commitment fee on our $35.0 million commitment, 2.00% leverage fees and 0.43% of other fees on amounts drawn. Pursuant to FASB ASC 470, Debt, we accelerated the amortization of $1.5 million of these fees and included them in interest expense for the three and nine months ending September 30, 2016. As of September 30, 2016, $0.9 million of these costs are included in deferred debt issuance costs and presented net within the liability on the consolidated statements of financial condition and will be amortized over the stated maturity of the respective loans.

8. Related Party Transactions

Investment Advisory Agreement

GARS entered into the Investment Advisory Agreement with the Investment Adviser, which was effective as of October 9, 2012 and most recently amended and restated on August 5, 2016.  Under the Investment Advisory Agreement, the Investment Adviser is entitled to a base management fee for its services calculated at an annual rate of 1.75% of gross assets, excluding cash and cash equivalents, and cash and cash equivalents, restricted, but including assets purchased with borrowed funds. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper maturing within 270 days of purchase.

Management Fees

The following table details our management fee expenses for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2016	2015	2016	2015
Management fees
Management fees	$1,805	$1,955	$5,479	$5,927
Total management fees	$1,805	$1,955	$5,479	$5,927

Management fees of $1.8 million were payable as of both September 30, 2016 and December 31, 2015, and are included in management fee payable on the consolidated statements of financial condition.

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

September 30, 2016

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

Incentive Fee Cap and Deferral Mechanism

We have structured the calculation of these incentive fees to include a fee limitation such that no incentive fee will be paid to our Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to our Investment Adviser for the period that includes such fiscal quarter and the 11 full preceding fiscal quarters (the “Incentive Fee Look-back Period”) would exceed 20.0% of our Cumulative Pre-incentive Fee Net Return during the applicable Incentive Fee Look-back Period. Prior to April 1, 2016, the Incentive Fee Look-back Period consisted of fewer than 12 full fiscal quarters. The Incentive Fee Look-back Period as of September 30, 2016 commenced on October 1, 2013.

Cumulative Pre-Incentive Fee Net Return refers to the sum of (a) Pre-Incentive Fee Net Investment Income for each period during the Incentive Fee Look-back Period and (b) the sum of cumulative realized capital gains, cumulative realized capital losses, cumulative unrealized capital depreciation and cumulative unrealized capital appreciation during the applicable Incentive Fee Look-back Period.

The following table provides a breakdown of our incentive fees for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2016	2015	2016	2015
Incentive fees
Income-based incentive fees	$-	$1,632	$2,323	$4,946
Capital gains-based incentive fees(1)	-	(844)	-	(2,445)
Incentive fees subject to cap & deferral mechanism(2)	-	(871)	(2,323)	(871)
Total incentive fees	$-	$(83)	$-	$1,630

__________

(1)

Capital Gains-Based Incentive Fee included the reversal of $(0.8) million and $(1.6) million of incentive fees on unrealized capital gains/(losses) as calculated under U.S. GAAP for the three and nine months September 30, 2015, respectively.

(2)

As of September 30, 2016, the Investment Adviser had calculated an aggregate of $16.4 million, of income-based incentive fees, since October 1, 2013, of which $10.6 million had been paid as of September 30, 2016. The $16.4 million of aggregate fees represents an increase of $0.5 million based on the $2.5 million of net investment income earned during the three months ended September 30, 2016. However, our cumulative Pre-Incentive Fee Net Return has been decreased by the aggregate cumulative net realized and unrealized capital losses, as calculated under U.S. GAAP, experienced through the Incentive Fee Look-back Period. As a result, as of September 30, 2016, aggregate incentive fees payable to the Investment Adviser during the Incentive Fee Look-back Period were capped by the Incentive Fee Cap and Deferral Mechanism at $7.8 million (i.e., 20% of our Cumulative Pre-Incentive Fee Net Return, net of waived fees, during the Incentive Fee Look-back Period).

Due to the fact that there is no clawback of amounts previously paid to the Investment Adviser in accordance with the Investment Advisory Agreement, the Company has not recorded a receivable for the $2.8 million difference between amounts paid under the Investment Advisory Agreement in prior quarters and the Incentive Fee Cap based on the Company’s Cumulative Pre-Incentive Fee Net Return as of September 30, 2016.

The $2.8 million difference may be used to reduce future amounts earned by the Investment Adviser. However, as noted above, no incentive fee will be paid to the Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to our Investment Adviser for the Incentive Fee Look-back Period would exceed 20% of our Cumulative Pre-Incentive Fee Net Return during the applicable Incentive Fee Look-back Period. To the extent unrealized capital losses incurred as of September 30, 2016 are reversed within the applicable Incentive Fee Look-back Period, the corresponding increase in our Cumulative Pre-Incentive Fee Net Return may result in the Investment Adviser earning and being paid up to $5.8 million of income based incentive fees which are currently subject to the Incentive Fee Cap.

As of September 30, 2016, the Incentive Fee Look-back Period is in effect through September 30, 2019 and realized and unrealized capital gains and losses and pre-incentive net investment income earned through September 30, 2016 will cease to impact the Incentive Fee Cap and Deferral after this date.

The Investment Adviser did not earn any aggregate incentive fees for the three and nine months ended September 30, 2016. For the three months ended September 30, 2015, incentive fees earned by our Investment Adviser were capped, based on our actual cumulative pre-incentive fee net return as of September 30, 2015, which resulted in the reversal of $(0.8) million of aggregate incentive fees. For the nine months ended September 30 2015, the Investment Adviser earned aggregate incentive fees of $1.6 million. No incentive fees were payable on the consolidated statements of financial condition as of September 30, 2016 and December 31, 2015, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

8. Related Party Transactions  – (continued)

Administration Agreement

As discussed in Note 1, GARS entered into the Administration Agreement with GARS Administrator. Under the Administration Agreement, the GARS Administrator provides the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as the GARS Administrator, subject to review by the Board, from time to time determines to be necessary or useful to perform its obligations under the Administration Agreement. The GARS Administrator is responsible for the financial and other records that the Company is required to maintain and prepares reports to stockholders, and reports and other materials filed with the SEC. The GARS Administrator provides on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance. No managerial assistance was provided to any portfolio companies for the nine months ended September 30, 2016 and September 30, 2015.

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

Administrator charges for the three and nine months ended September 30, 2016 were $0.3 million and $0.9 million, respectively. Administrator charges for the three and nine months ended September 30, 2015 were $0.3 million and $0.5 million, respectively. No charges were waived by the GARS Administrator for the three and nine months ended September 30, 2016 and September 30, 2015. Administration fees of $0.2 million were payable to the GARS Administrator as of September 30, 2016. No administration fees were payable to the GARS Administrator as of December 31, 2015.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

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

For the three and nine months ended September 30, 2016, independent directors earned Directors’ Fees of $0.1 million and $0.3 million, respectively.  For the three and nine months ended September 30, 2015, independent directors earned Directors’ Fees of $0.1 million and $0.2 million, respectively. No Directors’ Fees were payable as of September 30, 2016 and December 31, 2015.

Affiliated Stockholders

As of September 30, 2016 and December 31, 2015, Garrison Capital Fairchild I Ltd., Garrison Capital Fairchild II Ltd. and Garrison Capital Adviser Holdings MM LLC owned an aggregate of 789,910, or 4.9%, and 789,910, or 4.8%, of the total outstanding shares of GARS common stock, respectively. As of September 30, 2016 and December 31, 2015, the officers and directors of the Company owned an aggregate of 178,166, or 1.1%, and 119,921, or 0.7%, of the total outstanding shares of GARS common stock, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

8. Related Party Transactions  – (continued)

Other

Garrison Loan Agency Services LLC acts as the administrative and collateral agent for certain loans held by the Company. No fees were paid by the Company to Garrison Loan Agency Services LLC during the three and nine months ended September 30, 2016 and September 30, 2015.

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

9. Financial Highlights

The following table represents financial highlights for the Company for the nine months ended September 30, 2016 and September 30, 2015:

Per share data	September 30, 2016	September 30, 2015
($ in thousands, except share and per share amounts)
Net asset value per common share at beginning of period	$13.98	$15.58
Increase in net assets from operations:
Net investment income	0.87	1.38
Net realized (loss)/gain on investments	(1.83)	(0.67)
Net unrealized gain on investments	0.49	(0.32)
Net (decrease)/increase in net assets from operations	(0.47)	0.39
Stockholder transactions
Repurchase of common stock	0.07	-
Distributions from net investment income	(1.05)	(1.05)
Total stockholder transactions	(0.98)	(1.05)
Net asset value per common share at end of period	$12.53	$14.92

Per share market value at beginning of period	$12.17	$14.44
Per share market value at end of period	10.25	13.69
Total book return (1)	(2.86)%	2.50%
Total market return (2)	(6.82)%	1.70%
Common shares outstanding at beginning of period	16,507,594	16,758,779
Common shares outstanding at end of period	16,049,352	16,758,779
Weighted average common shares outstanding	16,183,615	16,758,779
Net assets at beginning of period	$230,710	$261,103
Net assets at end of period	$201,048	$250,113
Average net assets (3)	$218,838	$260,279
Ratio of net investment income to average net assets (4)	9.14%	11.41%
Ratio of net expenses to average net assets (4)	11.15%	9.00%
Ratio of portfolio turnover to average investments at fair value (5)	22.99%	29.02%
Asset coverage ratio (6)	200.60%	231.83%
Average outstanding debt (7)	$225,743	230,084
Average debt per common share	$14.07	$13.73

_________

(1)	Total book return equals the net increase of ending net asset value from operations plus the effect of repurchases of common stock over the net asset value per common share at the beginning of the period.

(2)	Based upon the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.

(3)	Calculated utilizing monthly net assets.

(4)	During the nine months ended September 30, 2016, $2.3 million of income-based incentive fees were capped as a result of the Incentive Fee Cap and Deferral Mechanism. Had these incentive fees been earned, the ratio of net investment income, to average net assets and the ratio of net expenses to average net assets would have been 7.42% and 12.87%, respectively.

(5)	Calculated based on monthly average investments at fair value.

(6)	In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. Based on the exemptive relief received from the SEC, our SBIC Borrowings are excluded from the Company’s asset coverage test calculation.

(7)	Calculated based on monthly debt outstanding.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

10. Earnings per Share

The following table sets forth the computation of the net increase in net assets per share resulting from operations, pursuant to FASB ASC 260, Earnings per Share, for the nine months ended September 30, 2016 and September 30, 2015:

	Nine Months Ended	Nine Months Ended
($ in thousands, except per share data)	September 30, 2016	September 30, 2015
Net (decrease)/increase in net asset resulting from operations	$(7,664)	$6,608
Basic weighted average shares outstanding	16,183,615	16,758,779
Basic (loss)/earnings per share/unit	$(0.47)	$0.39

11. Dividends and Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table reflects the cash distributions, including dividends and returns of capital per share, declared on common stock for the nine months ended September 30, 2016 and September 30, 2015:

Record Dates	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
Nine Months Ended September 30, 2016			($ in thousands)
September 9, 2016	August 2, 2016	September 23, 2016	$5,617	$0.35
June 10, 2016	May 2, 2016	June 24, 2016	5,655	0.35
March 8, 2016	February 24, 2016	March 28, 2016	5,685	0.35
			$16,957	$1.05

__________

(1)	Does not include any return of capital for tax purposes.

Record Dates	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
Nine Months Ended September 30, 2015			($ in thousands)
September 10, 2015	July 30, 2015	September 25, 2015	$5,866	$0.35
June 12, 2015	April 30, 2015	June 26, 2015	5,866	0.35
March 20, 2015	March 3, 2015	March 27, 2015	5,866	0.35
			$17,598	$1.05

__________

(1)	Does not include any return of capital for tax purposes.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2016

12. Commitments and Contingencies

The Company had outstanding commitments to fund investments totaling $6.7 million and $6.9 million under various undrawn revolvers and other credit facilities as of September 30, 2016 and December 31, 2015, respectively.

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

13. Stock Repurchase Program

On October 5, 2015, GARS adopted a share repurchase plan that provides for repurchase of up to $10.0 million of its common stock at prices below GARS' net asset value per share as reported in its most recent financial statements. Under the repurchase program, GARS may, but is not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Any repurchases by GARS will comply with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and any applicable requirements of the 1940 Act. The repurchase program terminated in accordance with its terms on October 5, 2016. GARS' net asset value per share was increased by approximately $0.10 as a result of the aggregate share repurchases.

	Nine Months Ended	Year Ended
($ in thousands, except per share data)	September 30, 2016	December 31, 2015
Dollar amount repurchased	$5,041	$3,314
Shares repurchased	458,242	251,185
Average price per share	$11.00	$13.19
Net asset per share per share increase	$0.07	$0.03
Weighted average discount to net asset value	(20.14)%	(11.67)%

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

	Nine Months Ended September 30, 2016
	Fair value at	Purchases	Redemptions	Sales	Transfer in (out)	Discount	Net unrealized	Fair value at	Net realized	Interest and	Dividend
Portfolio Company	December 31, 2015	(cost)	(cost)	(cost)	(cost)	accretion	gains / (losses)	September 30, 2016	gains / (losses)	fee income	income
Non-control affiliate investments
Speed Commerce Operating Company LLC(1)	$-	$2,203	$-	$-	$-	$-	$-	$2,203	$-	$76	$-
Speed Commerce Investment Partners LLC	-	1,693	-	-	-	-	-	1,693	-	-	-

Total non-control affiliate investments	$-	$3,896	$-	$-	$-	$-	$-	$3,896	$-	$76	$-

__________

(1)	Comprised of two investments, including the Closing Date Term Loan and Delayed Draw Term Loan with both a cost and fair value of $1.8 million and $0.4 million, respectively.

15. Subsequent Events

Effective as of October 1, 2016, the Investment Adviser, in consultation with our board of directors, or the Board, agreed to irrevocably waive any fees payable to the Investment Adviser under the Investment Advisory Agreement with respect to a calendar quarter in excess of the sum of (i) 0.375% per quarter (1.50% annualized) of the gross assets of the Company, excluding cash and cash equivalents but including assets purchased with borrowed funds, calculated based on the average carrying value of the gross assets of the Company at the end of the two most recently completed calendar quarters, (ii) 20% of Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, in excess of a “hurdle rate” of 1.75% per quarter (7.00% annualized) and (iii) in the case of the final calendar quarter of each year, the capital gains incentive fee.  This waiver will be in effect until the earlier of (i) June 30, 2017 and (ii) approval by the stockholders of the Company of an amendment to the Investment Advisory Agreement to decrease the base management fee to an annual rate of 1.50% and to decrease the “hurdle rate” for the income-based portion of the Incentive Fee to 1.75% per quarter (7.00% annualized).  The Company currently intends to present such an amendment for the consideration of its stockholders at the 2017 Annual Meeting of Stockholders.

On October 5, 2016, the share repurchase plan expired by its terms. In total GARS purchased 709,427 shares, or $8.4 million, at a 17.14% weighted average discount to net asset value.

On November 1, 2016, the Board approved a distribution in the amount of $4.5 million, or $0.28 a share, which will be paid on December 23, 2016 to stockholders of record as of December 9, 2016.

These consolidated financial statements were approved by the Board and were available for issuance on November 9, 2016. Subsequent events have been evaluated through this date. No material subsequent events other than as disclosed above have occurred through this date.

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

As of September 30, 2016, we held investments in 61 portfolio companies with a fair value of $400.9 million, including investments in 46 portfolio companies held through the 2016-2 CLO, the 2013-2 CLO and collectively the CLOs. Refer to Notes 1 and 7 of our consolidated financial statements for additional details. The investments held by the CLOs as of September 30, 2016 consisted of senior secured loans fair valued at $281.0 million and related indebtedness of $192.0 million. The loans held by the 2016-2 CLO (held at fair value), together with cash and other assets held by the CLO, equaled approximately $309.0 million as of September 30, 2016. As of September 30, 2016, our portfolio had an average investment size of approximately $5.9 million, a weighted average yield on debt investments of 11.2% and a weighted average contractual maturity of 32 months. Weighted average yield is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

As of December 31, 2015, we held investments in 67 portfolio companies with a fair value of $415.0 million, including investments in 50 portfolio companies held through our 2013-2 CLO. The investments held by the 2013-2 CLO as of December 31, 2015 consisted of senior secured loans fair valued at $306.6 million and related indebtedness of $194.8 million. As of that date, the loans held by the 2013-2 CLO (held at fair value), together with cash and other assets held by the 2013-2 CLO, equaled approximately $323.5 million. As of December 31, 2015, our portfolio had an average investment size of approximately $6.2 million, a weighted average yield on debt investments of 10.8% and a weighted average contractual maturity of 44 months.

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

Recent Developments

On October 5, 2016, the share repurchase plan expired by its terms. In total GARS purchased 709,427 shares, or $8.4 million, at a 17.14% weighted average discount to net asset value.

On October 24, 2016, the Small Business Administration issued Garrison SBIC a commitment to provide an additional $35.0 million of leverage. This second tier of leverage brings the total commitment to $70.0 million, representing two times our equity capital of $35.0 million.

Effective as of October 1, 2016, the Investment Adviser, in consultation with our board of directors, or the Board, agreed to irrevocably waive any fees payable to the Investment Adviser under the Investment Advisory Agreement with respect to a calendar quarter in excess of the sum of (i) 0.375% per quarter (1.50% annualized) of the gross assets of the Company, excluding cash and cash equivalents but including assets purchased with borrowed funds, calculated based on the average carrying value of the gross assets of the Company at the end of the two most recently completed calendar quarters, (ii) 20% of Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, in excess of a “hurdle rate” of 1.75% per quarter (7.00% annualized) and (iii) in the case of the final calendar quarter of each year, the capital gains incentive fee.  This waiver will be in effect until the earlier of (i) June 30, 2017 and (ii) approval by the stockholders of the Company of an amendment to the Investment Advisory Agreement to decrease the base management fee to an annual rate of 1.50% and to decrease the “hurdle rate” for the income-based portion of the Incentive Fee to 1.75% per quarter (7.00% annualized).  The Company currently intends to present such an amendment for the consideration of its stockholders at the 2017 Annual Meeting of Stockholders.

On November 1, 2016, our board of directors, or the Board, approved a distribution in the amount of $4.5 million, or $0.28 a share, which will be paid on December 23, 2016 to stockholders of record as of December 9, 2016.

Consolidated Results of Operations

The results of operations described below may not be indicative of the results we report in future periods. Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized gains and losses. As a result, quarterly comparisons of net income may not be meaningful.

Consolidated operating results for the three and nine months ended September 30, 2016 and September 30, 2015 are as follows:

	Three Months Ended	Three Months Ended	Three Months	Nine Months Ended	Nine Months Ended	Nine Months
($ in thousands, except per share data)	September 30, 2016	September 30, 2015	Variance	September 30, 2016	September 30, 2015	Variance
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
Total investment income	$11,105	$13,206	$(2,101)	$33,298	$39,836	$(6,538)
Total expenses, including excise tax	8,568	4,962	3,606	19,146	16,733	2,413
Net investment income	2,537	8,244	(5,707)	14,152	23,103	(8,951)
Net realized (loss) on investments	(11,182)	(2,301)	(8,881)	(29,592)	(11,312)	(18,280)
Net change in unrealized gain/(loss) on investments	7,557	(6,184)	13,741	7,776	(5,183)	12,959
Net (decrease)/increase in net assets resulting from operations	(1,088)	(241)	(847)	(7,664)	6,608	(14,272)

Net investment income per share	0.16	0.49	(0.33)	0.87	1.38	(0.51)
Net realized/unrealized (loss) from investments per share	(0.23)	(0.50)	0.27	(1.34)	(0.99)	(0.35)
Net (loss)/earnings per share	(0.07)	(0.01)	(0.06)	(0.47)	0.39	(0.86)
Net asset value per share	12.53	14.92	(2.39)	12.53	14.92	(2.39)

Net Investment Income

Net investment income for the three and nine months ended September 30, 2016 was $2.5 million and $14.2 million, respectively. Net investment income for the three and nine months ended September 30, 2015 was $8.2 million and $23.1 million, respectively.

Net investment income decreased by $(5.7) million for the three months ended September 30, 2016 from the three months ended September 30, 2015 and decreased by $(9.0) million for the nine months ended September 30, 2016 from the nine months ended September 30, 2015, as described below under “Investment Income” and “Expenses.”

Investment Income

Investment income for the three and nine months ended September 30, 2016 was $11.1 million and $33.3 million, respectively. Investment income for the three and nine months ended September 30, 2015 was $13.2 million and $39.8 million, respectively.

Investment income decreased by ($2.1) million for the three months ended September 30, 2016 from the three months ended September 30, 2015 due to a decrease in interest income in the amount of $(1.5) million and a decrease in other income of $(0.6) million. The decrease in interest income was largely driven by our non-performing assets and lower investment balances during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The decrease in other income was primarily driven by lower loan amendment and prepayment fees recognized during the three months ended September 30, 2016.

Investment income decreased by $(6.5) million for the nine months ended September 30, 2016 from the nine months ended September 30, 2015 due to a decrease in interest income in the amount of $(5.0) million and a decrease in other income of $(1.5) million. The decrease in interest income was largely driven by our non-performing assets and lower investment balances during the nine months ended September 30, 2016 as compared to nine months ended September 30, 2015. The decrease in other income was primarily driven by lower loan amendment and prepayment fees received during the nine months ended September 30, 2016.

Expenses

Total expenses for the three and nine months ended September 30, 2016 were $8.6 million and $19.1 million, respectively. Total expenses for the three and nine months ended September 30, 2015 were $5.0 million and $16.7 million, respectively.

The following table summarizes our expenses, excluding the loss on refinancing of the secured notes for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended	Three Months Ended	Three Months	Nine Months Ended	Nine Months Ended	Nine Months
($ in thousands)	September 30, 2016	September 30, 2015	Variance	September 30, 2016	September 30, 2015	Variance
Interest	$3,665	$1,874	$1,791	$7,751	$5,541	$2,210
Management fees	1,805	1,955	(150)	5,479	5,927	(448)
Incentive fees	-	(83)	83	-	1,629	(1,629)
Professional fees	357	400	(43)	1,079	1,015	64
Directors fees	91	97	(6)	304	305	(1)
Administrator expenses	311	241	70	1,025	755	270
Other expenses	511	478	33	1,680	1,561	119
Total expenses	$6,740	$4,962	$1,778	$17,318	$16,733	$585

Interest expense increased $1.8 million and $2.2 million for the three and nine months ended September 30, 2016, respectively, from the three and nine months ended September 30, 2015, primarily due to the acceleration of deferred financing costs, as required by FASB ASC 470-Debt, in association with the refinancing of the 2013-2 CLO.

Management fees decreased by $(0.2) and $(0.4) million for the three and nine months ended September 30, 2016, respectively, from the three and nine months ended September 30, 2015, primarily due to lower average gross asset balances.

Incentive fees increased by $0.1 million for the three months ended September 30, 2016 from the three months ended September 30, 2015. The increase was a result of the reversal of previously accrued incentive fees during the three months ending September 30, 2015. No such reversal existed during the three months ending September 30, 2016. Incentive fees decreased by $(1.6) million for the nine months ended September 30, 2016, respectively, from the nine months ended September 30, 2015. The decrease in incentive fees during the nine months ended September 30, 2016 was a result of the reversal of Income-based incentive fees that were subject to the Incentive Fee Cap and Deferral Mechanism. These reversals were driven by realized and unrealized losses on investments. Refer to Note 8 of our consolidated financial statements for additional discussion of our incentive fee.

Administrator expenses increased by $0.1 million and $0.3 million for the three and nine months ended September 30, 2016, from the three and nine months ended September 30, 2015 primarily driven by higher overhead staffing costs.

Other expenses increased by $0.1 million for the nine months ended September 30, 2016, from the nine months ended September 30, 2015 primarily due to the $35,000 excise tax expense.

Net Realized (Loss)/Gain and Unrealized (Loss)/Gain on Investments

For the three and nine months ended September 30, 2016 we realized a net loss on investments of $(11.2) million and $(29.6) million, respectively.

Net realized losses for the three months ended September 30, 2016 were primarily driven by a $(11.1) million loss on BFN Operations LLC and $(0.3) million of realized losses in the GLC Trust 2013-2’s consumer loan portfolio. This was partially offset by $0.2 million of gains from full repayments of Connexity Inc., HC Cable OpCo, LLC and Vistronix, LLC.

Net realized losses for the nine months ended September 30, 2016 were primarily driven by a $(12.6) million loss on Speed Commerce Inc., a $(11.1) million loss on BFN Operations LLC, a $(5.8) million loss on Forest Park Medical Center at Fort Worth and $(1.0) million of realized losses in the GLC Trust 2013-2’s consumer loan portfolio. This was partially offset by a $0.3 million gain on Ellman International, Inc. and $0.6 million of gains from the partial and full repayment and sales of other portfolio investments.

For the three and nine months ended September 30, 2015 we realized a net loss on investments of $(2.3) million and $(11.3) million, respectively.

Net realized losses for the three months ended September 30, 2015 were primarily driven by a $(4.3) million realized loss resulting from the significant restructuring of SC Academy Holdings, Inc. and $(0.8) million of realized losses in GLC Trust 2013-2’s consumer loan portfolio. These were offset by a $2.5 million realized gain recognized as a result of the partial sale of Prosper Marketplace and $0.3 million of realized gains on the early full repayments of six portfolio investments and other partial repayments.

Net realized losses for the nine months ended September 30, 2015 were primarily driven by $(8.4) million of realized losses incurred from the significant restructurings of SC Academy Holdings, Inc. and Everyware Global, Inc., a realized loss of $(4.4) million from the early full repayment of Midwest Technical Institute, Inc. and $(2.1) million of realized losses in GLC Trust 2013-2’s consumer loan portfolio. This was offset by a $2.5 million realized gain incurred from the partial sale of Prosper Marketplace and net realized gains of $1.1 million incurred from the early full repayment of 16 portfolio investments, the sale of one portfolio investment and other partial repayments.

For the three and nine months ended September 30, 2016, the net change in unrealized gain on investments was $7.6 million and $7.8 million, respectively.

The net change in unrealized gain for the three months ended September 30, 2016 was primarily driven by the reversal of prior period unrealized losses on BFN Operations LLC of $11.1 million. In addition, we recognized positive fair value adjustments of $0.9 million on our syndicated credits and $0.3 million on Provo Craft Holdings, LLC. This was offset by $(4.5) million of aggregate negative credit-related adjustments driven primarily by Badlands Production Company, Forest Park Medical Center at San Antonio, Rooster Energy Inc. and SC Academy Holdings, Inc. and $(0.2) million of negative market-related markdown on our preferred equity investment in Prosper Marketplace.

The net change in unrealized gain for the nine months ended September 30, 2016 was primarily driven by the reversal of prior period unrealized losses on the Speed Commerce, Inc., BFN Operations LLC and Forest Park Medical Center at Fort Worth investments in the amounts of $9.8 million, $5.3 million and $1.8 million, respectively. This was offset by a $(6.5) million of aggregate negative credit-related adjustments on our investments in Badlands Production Company, Forest Park Medical Center at San Antonio, SC Academy Holdings, Inc., and Rooster Energy Inc., aggregate adjustments of $(0.3) million on our investments in Badlands Production Company and Rooster Energy Inc. and a net $(2.3) million of negative market-related adjustments. These market-related adjustments were primarily driven by our preferred equity investment in Prosper Marketplace and our syndicated loan credits.

For the three and nine months ended September 30, 2015 the net change in unrealized loss on investments was $(6.2) million and $(5.2) million, respectively.

The net change in unrealized loss for the three months ended September 30, 2015 was driven primarily by $(4.2) million of negative credit related adjustments on our investments in BFN Operations LLC, Forest Park Medical Center at San Antonio and Speed Commerce Inc., a $(2.2) million reversal of prior period unrealized gains due to the partial sale of Prosper Marketplace, a $(0.9) million negative market-related adjustment on Everyware Global, Inc., $(0.3) million of reversals of prior period unrealized gains due to the early full repayment of six portfolio investments and $(0.1) million decrease in the market value of the remaining portfolio. This was offset by the reversal of a prior period unrealized loss in the amount of $1.5 million driven by the significant restructuring of SC Academy Holdings, Inc.

The net change in unrealized loss for the nine months ended September 30, 2015 was primarily driven by $(7.4) million of negative credit related adjustments on our investments in BFN Operations LLC, Forest Park Medical Center at San Antonio, Speed Commerce Inc. and Sprint Industrial Holdings, LLC, a $(1.5) million reversal of prior period unrealized gains resulting from the partial sale of Prosper Marketplace, and a $(0.9) million negative market-related adjustment on Everyware Global, Inc. This was offset by $4.3 million from the reversal of prior period unrealized losses resulting from the significant restructuring of SC Academy Holdings, Inc. and Everyware Global, Inc., and an increase of $0.3 million in the value of MXD Group, Inc.

Net Increase/(Decrease) in Net Assets from Operations

We had a net asset value per common share outstanding on September 30, 2016 of $12.53. We had a net asset value per common share outstanding on December 31, 2015 of $13.98.

Based on 16,183,615 basic weighted average shares outstanding, the net decrease in net assets from operations per share for the nine months ended September 30, 2016 was $(0.47).

Based on 16,758,779 basic weighted average shares outstanding, the net increase in net assets from operations per share for the nine months ended September 30, 2015 was $0.39.

Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders and will have an ongoing need to raise additional capital for investment purposes. We generate cash primarily from offerings of our securities, the 2016-2 CLO, Garrison SBIC, other borrowings we may incur, and cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less.

As of September 30, 2016 and December 31, 2015, we had cash of $6.7 million and $25.0 million, respectively. Also, as of September 30, 2016 and December 31, 2015, we had restricted cash of $22.6 million and $11.8 million, respectively.

In addition to proceeds from public and private offerings of securities, the 2016-2 CLO and our GLC Trust 2013-2 Notes, as of September 30, 2016 we have identified eight portfolio companies with a total par value of $24.9 million and a fair value of $24.2 million which we have defined as transitory and consist of investments below the low end of our portfolio yield target of 9.0%. We view these investments as an additional source of liquidity to meet our investment objectives.

Our primary use of funds from operations includes investments in portfolio companies, cash distributions to holders of our common stock, payments of interest on our debt, and payments of fees and other operating expenses we incur. We believe that our existing cash and cash equivalents, available borrowings and our transitory portfolio as of September 30, 2016 will be sufficient to fund our anticipated funding requirements through at least September 30, 2017.

On February 24, 2016 the Board approved a distribution in the amount of $5.8 million, or $0.35 a share, which was paid on March 28, 2016 to stockholders of record as of March 8, 2016. On May 2, 2016 the Board approved a distribution in the amount of $5.7 million, or $0.35 a share, which was paid on September 24, 2016 to stockholders of record as of September 10, 2016. On August 2, 2016, the Board approved a distribution in the amount of $5.6 million, or $0.35 a share, which was paid on September 23, 2016 to stockholders of record as of September 9, 2016.

During the nine months ended September 30, 2016, cash decreased by $(7.5) million as a result of net cash used by financing in the amount of $(21.6) million, offset by net cash provided by operating activities of $3.3 million.

During the nine months ended September 30, 2016, cash provided by operating activities resulted mainly from net investment income in the amount of $14.2 million, repayments and sales of investments in the amount of $67.8 million and $27.0 million, respectively, an increase in due from counterparties of $1.5 million, and a decrease in accrued interest receivable of $1.7 million, offset by purchases of investments of $(99.9) million, realized losses from investments in the amount of $(29.6) million, a decrease in restricted cash of $(10.8) million, and a change in unrealized gain ($7.8) million. Net cash used in financing activities resulted from cash distributions in the amount of $(17.0) million, repurchases of common stock in the amount of $(5.0) million, repayment of the 2013 CLO senior secured revolving notes in the amount of $(10.0) million, repayment of the GLC Trust 2013-2 Class A notes in the amount of $(8.8) million and debt issuance costs of $(2.4) million, offset by proceeds from the Garrison SBIC borrowings in the amount of $15.7 million, and borrowings on the 2016-2 CLO term note of $6.0 million.

During the nine months ended September 30, 2015, cash increased by $17.0 million as a result of net cash provided by operating activities of $72.6 million offset by net cash used in financing activities in the amount of $(55.6) million.

During the nine months ended September 30, 2015, cash provided by operating activities resulted mainly from $23.1 million of net investment income, $46.7 million of net repayments and sales of investments, a $7.5 million change in restricted cash, offset by $(11.3) million of realized losses from investments, and $(5.2) million of unrealized losses. Net cash used in financing activities resulted from $(17.6) million in cash distributions, $(11.6) million in repayments of the GLC Trust 2013-2 Class A notes and $(40.5) million in repayments of the 2013-2 CLO revolving notes, offset by proceeds from Garrison SBIC borrowings in the amount of $14.8 million.

As of September 30, 2016 and December 31, 2015, we had $6.7 million and $6.9 million, respectively, of unfunded commitments with a fair value of $(0.1) million and $(0.1) million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2016 and December 31, 2015, respectively, subject to the terms of each loan’s respective credit agreement.

As of September 30, 2016, the facilities under the 2016-2 CLO and Garrison SBIC were fully drawn. As of December 31, 2015, we had approximately $15.0 million available for additional borrowings under the 2013-2 CLO and $15.7 million of available SBIC leverage.

Portfolio Composition and Select Portfolio Information

As of September 30, 2016, we held investments in 61 portfolio companies with a fair value of $400.9 million. As of September 30, 2016, our portfolio had an average investment size of approximately $5.9 million, a weighted average yield on debt investments of 11.2% and a weighted average contractual maturity of 32 months.

The following table shows select information of our portfolio for the periods from September 30, 2015 to September 30, 2016.

September 30,	June 30,	March 31,	December 31,	September 30,
2016	2016	2016	2015	2015
Total Market Value	$400,886	404,594	$405,554	$415,001	$407,757
Number of portfolio companies	61	59	63	65	52
Average investment size (1)	$5,923	5,977	$6,188	$6,240	$7,794
Weighted average yield (2)	11.2%	11.2%	11.2%	10.8%	10.9%
Weighted average price (1)	95.3	96.1	90.9	92.9	97.3
First lien	93.9%	93.2%	92.4%	91.8%	90.6%
Second lien & mezzanine/subordinated	1.9%	1.9%	1.9%	1.8%	1.8%
Consumer loans	2.2%	2.9%	3.5%	4.3%	5.4%
Equity & other	2.0%	2.0%	2.2%	2.2%	2.2%
Core	93.9%	94.1%	94.6%	91.2%	96.9%
Transitory	6.1%	5.9%	5.4%	8.8%	3.1%
Originated (3)	57.0%	57.8%	57.5%	56.4%	61.1%
Club (4)	25.8%	26.3%	27.3%	26.1%	27.6%
Purchased	17.2%	15.9%	15.2%	17.5%	11.3%
Fixed (1)	5.1%	5.3%	5.9%	6.8%	8.0%
Floating (1)	94.9%	94.7%	94.1%	93.2%	92.0%
Performing (1)	99.3%	98.8%	95.9%	94.1%	95.6%
Non-accrual (1)	0.7%	1.2%	4.1%	5.9%	4.4%
Weighted average debt/EBITDA (1) (2) (5)	3.7	x	3.7	x	3.7	x	3.6	x	3.7	x
Weighted average risk rating (1)	2.56	2.52	2.66	2.66	2.66

__________

* Table excludes positions with a market value of zero.

(1)	Excludes consumer loans and equity investments.

(2)	Excludes investments with a risk rating of four, unfunded revolvers and equity investments.

(3)	The period ended March 31, 2016 includes the transfer of one portfolio company, total par of $4.8 million, to core from transitory, based on the current yield.
(4)	Originated positions include investments where we have sourced and led the execution of the deal.

(5)	Club positions include investments where we provided direct lending to a borrower with one or two other lenders but did not lead the deal.

(6)	Excludes non-operating portfolio companies, which we define as those investments collateralized by real estate, proved developed producing value, or PDP, or other hard assets. PDPs are proven revenues that can be produced with existing wells. As of September 30, 2016, $39.7 million of par value and $37.2 million of market value was excluded.

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

The following table shows the distribution of our investments on the 1 to 4 investment risk scale at fair value, excluding our interest in GLC Trust 2013-2 and equity investments as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016		As of December 31, 2015
($ in thousands)	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Risk Rating 1	$26,091	6.8%	$20,455	5.3%
Risk Rating 2	137,282	35.7	139,048	35.8
Risk Rating 3	214,369	55.9	205,995	53.0
Risk Rating 4	6,333	1.6	22,826	5.9
	$384,075	100.0%	$388,324	100.0%

The weighted average risk rating of the portfolio was 2.56 and 2.66 as of September 30, 2016 and December 31, 2015, respectively.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2016 and December 31, 2015, we had $6.7 million and $6.9 million of outstanding commitments to fund such investments, respectively.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2016 is as follows:

	Payments Due by Period
	Less Than	1 - 3	3 - 5	More Than
($ in thousands)	1 Year	Years	Years	5 Years	Total
Garrison Funding 2016-2 CLO	$-	$-	$-	$192,000	$192,000
GLC Trust 2013-2 Class A Note	-	-	-	7,150	7,150
SBIC Borrowings	-	-	-	35,000	35,000
Total contractual obligations	$-	$-	$-	$234,150	$234,150

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

Basis for Consolidation

Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in Topic 946, Financial Services-Investment Companies, or ASC Topic 946, we are precluded from consolidating any entity other than another investment company. We generally consolidate any investment company when we own 100% of its partners’ or members’ capital or equity units. ASC Topic 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. Garrison Funding 2013-2 Manager owns a 100% equity interest in the 2013-2 CLO, which is an investment company for accounting purposes, and also provides collateral management services solely to the 2013 CLO. As such, we have consolidated the accounts of these entities into our financial statements. Garrison Funding 2016-2 Ltd. owns a 100% equity interest in the 2016-2 CLO, which is an investment company for accounting purposes. GARS serves as collateral manager to GF 2016-2. As such, we have consolidated the accounts of these entities into our financial statements. Our blocker subsidiaries, Walnut Hill II LLC, Forest Park II LLC, GLC Trust 2013-2 and Garrison SBIC are 100% owned investment companies. As such, we have consolidated the accounts of these entities into our financial statements. As a result of this consolidation, the amount outstanding under the 2013-2 CLO, 2016-CLO and the GLC Trust 2013-2 Notes are treated as our indebtedness.

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

We accrue interest income if we expect that ultimately we will be able to collect it. Generally, when an interest default occurs on a loan in our portfolio, or if our management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we will place the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. We had one investment on non-accrual status as of September 30, 2016 and four investments on non-accrual status as of December 31, 2015.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. We would then pay a 4% excise tax on such taxable income, as required. To the extent that we determine that our estimated current year annual taxable income, determined on a calendar basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended September 30, 2016, we reversed $(65,000) of previously recorded U.S. federal excise tax expense. For the nine months ended September 30, 2016, we recorded $35,000 of U.S. federal excise tax expense. For the three and nine months ended September 30, 2015, we reversed $(6,000) and $(3,000) of previously recorded U.S. federal excise tax expense, respectively.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the period covered by our financial statements, the majority of the loans in our portfolio had floating interest rates, and we expect that our loans in the future will also have floating interest rates. These loans usually have floating interest rates based on the London Interbank Offer Rate, or LIBOR, and typically have interest rate re-set provisions that adjust applicable LIBOR under such loans to current market rates on a regular basis. In addition, the 2016-2 CLO has a floating interest rate provision based on a cost of funds that approximates LIBOR and we expect that any other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited consolidated statement of financial condition as of September 30, 2016 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	(Decrease)/increase
	in	(Decrease)/increase	Net increase in
Change in interest rates	interest income	in interest expense	investment income
($ in thousands)
Down 25 basis points	$(134)	$(430)	$296
Up 50 basis points	1,542	860	682
Up 100 basis points	3,365	1,720	1,645
Up 200 basis points	7,079	3,440	3,639
Up 300 basis points	10,794	5,159	5,635

Although management believes that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including indebtedness under the 2016-2 CLO or other borrowings, that could affect net increase in net assets resulting from operations, or net income. Accordingly, we cannot assure you that actual results would not differ materially from the statement above.

We may in the future hedge against currency and interest rate fluctuations by using standard hedging instruments such as futures, forward contracts, currency options and interest rate swaps, caps, collars and floors, and the collateral manager may engage in similar hedging activities with respect to the obligations of the 2016-2 CLO, to the extent permitted under the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in currency exchange and interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. We and the Investment Adviser have not hedged any of the obligations of the 2016-2 CLO.

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

Item 1A: Risk Factors

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K filed with the SEC on March 2, 2016, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

We are subject to risks associated with the 2016 CLO.

On September 25, 2016, GF 2016-2 Ltd. completed the a $300.00 million debt securitization, or the 2016 CLO, through a private placement of: (i) $25.00 million of AAA(sf) Class A-1R Senior Secured Revolving Floating Rate Notes, or the 2016 Class A-1R Notes which bear interest at the CP Rate, as defined in the indenture governing the Notes, plus 2.20% or the London Interbank Offered Rate plus 2.20%; (ii) $88.15 million of AAA(sf) Class A-1T Senior Secured Floating Rate Notes, or 2016 Class A-1T Notes, which bear interest at LIBOR plus 2.20%; (iii) $25.00 million of AAA(sf) Class A-1F Senior Secured Fixed Rate Notes, or 2016 Class A-1F Notes, which bear interest at 3.41%; (iv) $20.70 million of AA(sf) Class A-2 Senior Secured Floating Rate Notes, or 2016 Class A-2 Notes, which bear interest at LIBOR plus 3.15% (collectively, the 2016 Class A-1R Notes, 2016 Class A-1T Notes, 2016 Class A-1F Notes and 2016 Class A-2 Notes are referred to as the 2016 Class A Notes); (v) $21.45 million of A(sf) Class B Secured Deferrable Floating Rate Notes, or 2016 Class B Notes, which bear interest at LIBOR plus 4.00%; (vi) $11.70 million of BBB(sf) Class C Secured Deferrable Floating Rate Notes, or 2016 Class C Notes, which bear interest at LIBOR plus 6.00%; and (vii) $108.00 million of Subordinated Notes, or the 2016 Subordinated Notes, which do not have a stated interest rate (collectively, the 2016 Class A Notes, 2016 Class B Notes, 2016 Class C Notes and the 2016 Subordinated Notes are referred to as the GF 2016-2 Notes). We refer to the 2016 Class A Notes, 2016 Class B Notes, 2016 Class C Notes as the 2016 Secured Notes.

As a result of the 2016 CLO, we are subject to a variety of risks, including those set forth below.

The 2016 Subordinated Notes are subordinated obligations of the 2016 CLO.

We directly own all of the 2016 Subordinated Notes. We consolidate the financial statements of the 2016 CLO in our consolidated financial statements and treat the 2016 Secured Notes as leverage.

The 2016 Subordinated Notes are the most junior class of securities issued under the indenture governing the 2016 CLO. They are subordinated in priority of payment to certain administrative expenses of the 2016 CLO and every other class of notes issued by the 2016 CLO and are subject to certain payment restrictions set forth in the indenture governing the GF 2016-2 Notes. In addition, the 2016 Subordinated Notes generally have only limited voting rights and generally do not benefit from any creditors’ rights or ability to exercise remedies under the indenture governing GF 2016-2 Notes. In addition, the 2016 Subordinated Notes have expressly disclaimed voting rights in certain votes related to certain matters relating to the collateral management agreement. The 2016 Subordinated Notes are not guaranteed by another party.

The 2016 Subordinated Notes do not bear a stated rate of interest. We receive cash distributions on the 2016 Subordinated Notes only if CLO has made all required cash interest payments on all of the Class A Notes, Class B Notes and Class C Notes it has issued and each of the applicable coverage tests is satisfied and certain other conditions are met. The 2016 Subordinated Notes represent an equity investment in the 2016 CLO, and we cannot assure you that distributions on the assets held by the 2016 CLO will be sufficient to make any distributions to us or that the yield on the 2016 Subordinated Notes will meet our expectations.

The 2016 Subordinated Notes are unsecured and rank behind all of the secured creditors, known or unknown, of the 2016 CLO, including the holders of the 2016 Secured Notes. Consequently, to the extent that the value of the 2016 CLO’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, defaulted loans, losses on the underlying assets, prepayment or changes in interest rates, the value of the 2016 Subordinated Notes realized at their redemption could be reduced. Accordingly, the 2016 Subordinated Notes may not be paid in full and may be subject to up to 100% loss.

The 2016 Subordinated Notes are a highly leveraged investment.

As of September 30, 2016, the 2016 CLO owed approximately $192.0 million under the 2016 Secured Notes, and the fair value of the investments held by the 2016 CLO was $270.1 million. The leveraged nature of the 2016 Subordinated Notes may magnify the adverse impact on the 2016 Subordinated Notes of changes in the market value of the investments held by the 2016 CLO, changes in the distributions on those investments, defaults and recoveries on those investments, capital gains and losses on those investments, prepayments on those investments and availability, prices and interest rates of those investments. We are prepared to hold the 2016 Subordinated Notes until their stated maturity.

The interests of investors in certain of the 2016 Secured Notes may not be aligned with our interests, and we may have no control over remedies.

Generally, institutional investors hold the 2016 Secured Notes. Because these securities rank senior in right of payment to the 2016 Subordinated Notes. There are circumstances in which the interests of investors in a class of notes may not be aligned with the interests of holders of the other classes of notes issued by the 2016 CLO. For example, under the terms of the indenture, investors in the 2016 Class A Notes, have the right to receive payments of principal and interest prior to investors in all other classes of notes.

As the holder of the 2016 Subordinated Notes, we are generally not entitled to exercise remedies under the indenture governing the notes issued by the 2016 CLO. For example, for as long as the Class A-1R Notes remain outstanding, investors in the Class A-1R Notes comprise the most senior class of notes of the 2016 CLO then outstanding, or the Controlling Class, under the 2016 CLO. Upon repayment of the Class A-1R Notes, investors in the Class A-1T Notes will become the Controlling Class and so on. In addition, the 2016 Subordinated Notes have expressly disclaimed voting rights in certain votes related to certain matters relating to the collateral management agreement.

The Controlling Class has the right to act in certain circumstances with respect to the portfolio loans in ways that may benefit their interests but not in the interests of other investors in more junior classes of notes, including by exercising remedies, waiving events of default or rescinding declaration of acceleration of the notes under the indenture governing the notes issued by the 2016 CLO. The Controlling Class has no obligation to consider any possible adverse effect on any other class of notes. For example, upon the occurrence and during the continuance of an event of default with respect to the notes issued by the 2016 CLO, the trustee, Deutsche Bank Trust Company Americas, or holders of a majority of the Controlling Class may declare the principal of all the 2016 Secured Notes and all other amounts payable by the 2016 CLO to be immediately due and payable. This would have the effect of accelerating the principal on such notes and triggering a repayment obligation on the part of the 2016 CLO. The 2016 CLO may not have sufficient proceeds available to enable the trustee under the indenture to repay the obligations to us. The Controlling Class may be less likely to waive an event of default or rescind declaration of acceleration of outstanding amounts than lenders under traditional senior secured credit facilities.

We cannot assure you that any remedies pursued by the Controlling Class will be in our best interests or that we will receive any payments or distributions upon an acceleration of the notes. Any failure of the 2016 CLO to make distributions on the 2016 Subordinated Notes, whether as a result of an event of default or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result our inability to make distributions sufficient to allow our qualification as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended.

The 2016 CLO may fail to meet certain asset coverage tests, which would have an adverse effect on the time of payments to us.

Under the documents governing the 2016 CLO, there are coverage tests applicable to each class of the 2016 Secured Notes. The first test compares the amount of interest received on the collateral loans held by the 2016 CLO (net of certain fees and expenses) to the amount of interest payable in respect of the 2016 Secured Notes. To meet this first test, the aggregate amount of interest received on the portfolio loans must equal, after the payment of certain fees and expenses, at least 135% of the interest payable in respect of the Class A Notes, 125% of the interest payable on the 2016 Class A Notes and the 2016 Class B Notes, taken together, and 115% of the interest payable on the 2016 Secured Notes, taken together. The second test compares the aggregate principal amount of the collateral loans (which in certain cases may be less than the actual par amount of such collateral loan), as calculated in accordance with the indenture, to the aggregate outstanding principal amount of the 2016 Secured Notes. To meet this second test at any time, the aggregate principal amount of the collateral loans (subject to potential adjustments as indicated above) must equal at least 173.4% of the aggregate outstanding principal amount of the 2016 Class A Notes, 156.1% of the aggregate outstanding principal amount of the 2016 Class A Notes and the 2016 Class B Notes, taken together, and 148.1% of the aggregate outstanding principal amount of the 2016 Secured Notes, taken together. If any coverage test is not satisfied with respect to a quarterly payment date, the 2016 CLO is required to apply available amounts to the repayment of interest on and principal of the 2016 Class A Notes, then the 2016 Class B Notes and then the 2016 Class C Notes to the extent necessary to satisfy the applicable coverage tests. In addition, if the aggregate principal amount of the collateral loans (subject to potential adjustments as indicated above) to the aggregate outstanding principal amount of the 2016 Class A Notes is less than or equal to 125% as of any measurement date, a majority of the Controlling Class may direct the sale and liquidation of assets held by the 2016 CLO, which could have a material adverse effect on our business, financial condition and results of operations.

Restructurings of investments held by the 2016 CLO may decrease their value and reduce amounts payable on the 2016 Subordinated Notes.

Under a collateral management agreement, we serve as collateral manager of the 2016 CLO. In addition, we have entered into a sub-collateral management agreement with Garrison Capital Advisers LLC, or our Investment Adviser, whereby we delegated certain of our obligations and duties under the collateral management agreement to our Investment Adviser.

As a result of these arrangements, our Investment Adviser indirectly has broad authority to direct and supervise the investment and reinvestment of the investments held by the 2016 CLO, which may include exercising or enforcing, or refraining from exercising or enforcing, any or all of the 2016 CLO’s rights in connection with the execution of amendments, waivers, modifications and other changes to the investment documentation in accordance with the collateral management agreement, and subject to the right of the Controlling Class to consent to certain amendments and certain other restrictions contained in the indenture. During periods of economic uncertainty and recession, the incidence of amendments, waivers, modifications and restructurings of investments may increase. Such amendments, waivers, modifications and other restructurings will change the terms of the investments and in some cases may result in the 2016 CLO holding assets not meeting its criteria for investments. This could adversely impact the coverage tests under the indenture governing the notes issued by the 2016 CLO. Any amendment, waiver, modification or other restructuring that reduces the 2016 CLO’s compliance with certain financial tests will make it more likely that the 2016 CLO will need to utilize cash to pay down the unpaid principal amount of the 2016 Secured Notes to cure any breach in such test instead of making payments on the 2016 Subordinated Notes. Any such use of cash would reduce distributions available and delay the timing of payments to us.

We may not receive cash from the 2016 CLO.

We receive cash from the 2016 CLO only to the extent that we receive payments on the 2016 Subordinated Notes. The 2016 CLO may make payments on such notes only to the extent permitted by certain payment priority provisions, which generally provide that principal payments on the 2016 Subordinated Notes may not be made on any payment date unless all other amounts owing are paid in full. In addition, if the 2016 CLO does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the 2016 CLO, cash would be diverted from the ordinary priority of payments to first make payments on the 2016 Secured Notes in amounts sufficient to cause such tests to be satisfied. In the event that we fail to receive cash from the 2016 CLO, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies or the notes that we own at less than their fair value in order to continue making such distributions.

Our ability to transfer the 2016 Subordinated Notes is limited.

The notes issued by the 2016 CLO are illiquid investments and subject to extensive transfer restrictions, and no party is under any obligation to make a market for the notes. In addition, we have agreed to not transfer the 2016 Subordinated Notes except in limited circumstances. There is no market for the notes, and we may not be able to sell or otherwise transfer the 2016 Subordinated Notes at their fair value, or at all, in the event that we determine to sell them. During economic downturns, notes issued in securitization transactions may experience high volatility and significant fluctuations in market value. Additionally, some potential buyers of such notes may view securitization products as an inappropriate investment, thereby reducing the number of potential buyers and/or potentially affecting liquidity in the secondary market.

The holders of the Class A-1R Notes may fail to advance funds to us as required.

If a holder of a Class A-1R Note should fail to advance funds to us in a timely manner as required, we may be forced to obtain alternative sources of liquidity. If we are unable to find such sources of liquidity, we may be unable to fund obligations to our portfolio companies or be forced to break trades that have been entered into but not yet settled, either of which could adversely affect our reputation, cause portfolio companies to seek recourse against us, including litigation, and otherwise have a material adverse effect on our business, financial condition and results of operations.

The 2016 CLO may be required to redeem the 2016 Secured Notes upon the occurrence of certain tax events.

In certain circumstances, we or a majority of the holders of any class of the 2016 Secured that has not received 100% of the principal and interest that would otherwise be due and payable to such class on any quarterly payment date can require the 2016 CLO to redeem such notes in whole in the event that any U.S. or foreign tax statute or treaty requires withholding of more than 5% of the scheduled payments by the 2016 CLO on any date or any jurisdiction imposes a net income, profits or similar tax on the 2016 CLO in an aggregate amount in excess of $0.1 million in any quarter. This could cause the 2016 CLO to sell all or a portion of its investments in order to fund the necessary redemption, including on unfavorable terms, which could have a material adverse effect on our business, financial condition and results of operations.

Failure of a court to enforce certain non-petition obligations may adversely affect us.

Each holder of 2016 Secured Notes has agreed, and each beneficial owner of such notes will be deemed to agree, that it will not cause the filing of a petition in bankruptcy against, or present a winding up action petition in respect of, the 2016 CLO for at least 366 days after payment in full of such notes. If such provision is determined to be unenforceable under applicable bankruptcy laws or is violated by one or more holders of 2016 Secured Notes, then the applicable court could liquidate the 2016 CLO’s assets without regard to the voting instructions of the Controlling Class. Any such liquidation of the 2016 CLO’s assets could have a material adverse effect on our business, financial condition and results of operations.

The 2016 CLO is subject to various conflicts of interest involving Deutsche Bank Trust Company Americas.

Deutsche Bank Trust Company Americas is the trustee and custodian with respect to the indenture governing the notes issued by the 2016 CLO. Various potential and actual conflicts of interest may arise as a result of the investment banking, commercial banking, asset management, financing and financial advisory services and products provided by affiliates of Deutsche Bank Trust Company Americas, or, collectively, the Deutsche Bank Companies, to us and the 2016 CLO. When acting in service capacities with respect to investments held by the 2016 CLO, the Deutsche Bank Companies are entitled to fees and expenses senior in priority to payments to the distributions on our equity interests in the 2016 CLO. In addition, the Deutsche Bank Companies may act as trustee for other classes of securities issued by one of our portfolio companies or make or administer loans to such portfolio companies and would owe fiduciary duties to the holders of such other classes of securities, which classes of securities may have differing interests from us, and may take actions that are adverse to us, including restructuring a loan, exercising remedies under a loan, foreclosing on collateral, requiring additional collateral, charging significant fees or placing the obligor in bankruptcy. The Deutsche Bank Companies might act as a counterparty under swaps or any other derivative agreements for transactions involving issuers of investments held by the 2016 CLO and could take actions adverse to the interests of the 2016 CLO, including demanding collateralization of its exposure under such agreements (if provided for thereunder) or terminating such swaps or agreements in accordance with the terms thereof. As a result of all such transactions or arrangements between the Deutsche Bank Companies and issuers of investments held by the 2016 CLO or their respective affiliates, the Deutsche Bank Companies may have interests that are contrary to the interests of the 2016 CLO.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding our purchases of our common stock for each month in the three month period ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
($ in thousands, except share and per share amounts)
As of June 30, 2016				$2,082
July 1, 2016 through July 31, 2016	20,200	$10.48	20,200	1,871
August 1, 2016 through August 31, 2016	21,840	10.31	42,040	1,645
September 1, 2016 through September 30, 2016	-	-	42,040	1,645
	42,040	$10.39	42,040	$1,645

__________

(1)	On October 5, 2015, we announced a share repurchase plan which allows us to repurchase up to $10.0 million of our outstanding common stock. The repurchase program expired on October 5, 2016.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

EXHIBIT INDEX

Number	Description
10.1	Third Amended and Restated Investment Advisory Agreement dated as of August 5, 2016, by and between the Registrant and Garrison Capital Advisers LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00878), filed on August 9, 2016).
10.2	Indenture dated as of September 29, 2016, among Garrison Funding 2016-2 Ltd., Garrison Funding 2016-2 LLC and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on October 3, 2016).
10.3	Class A-1R Note Purchase Agreement dated as of September 29, 2016, among Garrison Funding 2016-2 Ltd., Garrison Funding 2016-2 LLC, each of the Class A-1R Noteholders party thereto and Natixis, New York Branch (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on October 3, 2016).
10.4	Collateral Management Agreement dated as of September 29, 2016, by and between Garrison Funding 2016-2 Ltd. and the Company (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on October 3, 2016).
10.5	Sub-Collateral Management Agreement dated as of September 29, 2016, by and between the Company and Garrison Capital Advisers LLC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on October 3, 2016).
31.1*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	GLC Trust 2013-2 Consumer Loan Pool Schedule of Investments.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Garrison Capital Inc.

Dated: November 9, 2016	By /s/ Joseph Tansey Joseph Tansey Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2016	By /s/ Brian Chase Brian Chase Chief Financial Officer (Principal Financial and Accounting Officer)

