Form 10-K
period 2016-12-31
Garrison Capital Inc.
filed 2017-03-07
CIK 1509892

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2016 based on the closing price on June 30, 2016 of $10.09 on the NASDAQ Global Select Market was approximately $152.4 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 16,049,352 shares of the registrant’s common stock outstanding as of March 3, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2016.

i

PART I

In this Annual Report on Form 10-K, except as otherwise indicated, the terms:

•	“we,” “us,” “our” and “Garrison Capital” refer to Garrison Capital Inc., a Delaware corporation, and its consolidated subsidiaries;

•	“Garrison Capital Advisers” or the “Investment Adviser” refers to Garrison Capital Advisers LLC, a Delaware limited liability company;

•	“Garrison Capital Administrator” or the “Administrator” refers to Garrison Capital Administrator LLC, a Delaware limited liability company;

•	“2016-2 CLO” refers to the $300.0 million collateralized loan obligation completed on September 29, 2016 in which Garrison Funding 2016-2 Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands and our wholly-owned subsidiary, and Garrison Funding 2016-2 LLC, a Delaware limited liability company and our indirectly wholly-owned subsidiary, which we refer to collectively as “GF 2016-2,” issued: (i) $25.00 million of AAA(sf) Class A-1R Senior Secured Revolving Floating Rate Notes, or the “2016 Class A-1R Notes,” which bear interest at the CP Rate, as defined in the indenture governing the 2016-2 Notes, plus 2.20% or the London Interbank Offered Rate, or “LIBOR,” plus 2.20%; (ii) $88.15 million of AAA(sf) Class A-1T Senior Secured Floating Rate Notes, or the “2016 Class A-1T Notes,” which bear interest at LIBOR plus 2.20%; (iii) $25.00 million of AAA(sf) Class A-1F Senior Secured Fixed Rate Notes, or the “2016 Class A-1F Notes,” which bear interest at 3.41%; (iv) $20.70 million of AA(sf) Class A-2 Senior Secured Floating Rate Notes, or the “2016 Class A-2 Notes,” which bear interest at LIBOR plus 3.15%; (v) $21.45 million of A(sf) Class B Secured Deferrable Floating Rate Notes, or the “2016 Class B Notes,” which bear interest at LIBOR plus 4.00%; (vi) $11.70 million of BBB(sf) Class C Secured Deferrable Floating Rate Notes, or the “2016 Class C Notes,” which bear interest at LIBOR plus 6.00%; and (vii) $108.00 million of subordinated notes, or the “2016 Subordinated Notes,” which do not have a stated interest rate. We refer to the 2016 Class A-1R Notes, the 2016 Class A-1T Notes, the 2016 Class A-1F Notes and the 2016 Class A-2 Notes collectively as the “2016 Class A Notes”; the 2016 Class A Notes, 2016 Class B Notes and 2016 Class C Notes collectively as the “2016 Secured Notes”; and the 2016 Secured Notes and 2016 Subordinated Notes collectively as the “2016-2 Notes”.;

•	“2013-2 CLO” refers to the $350.0 million collateralized loan obligation completed on September 25, 2013;

•	“the CLOs” refers to the 2013-2 CLO and 2016-2 CLO collectively, refer to Notes 1 and 7 of our consolidated financials for additional disclosures around our CLOs;

•	“GLC Trust 2013-2” refers to GLC Trust 2013-2, a Delaware statutory trust;

•	“GARS Equity Holdings Entities”, “Walnut Hill II LLC” and “Forest Park II LLC” refer to limited liability companies formed for the purpose of holding minority equity investments, a senior secured equipment loan and a first lien equipment loan, respectively;

•	“Garrison Investment Group” refers to Garrison Investment Group LP, a Delaware limited partnership, and its affiliates; and

•	“Garrison SBIC” refers to Garrison Capital SBIC LP, a Delaware limited partnership.

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

Our investment objective is to generate current income and capital appreciation by making investments generally in the range of $5.0 million to $25.0 million primarily in debt securities and loans of U.S. based middle-market companies, which we define as those having annual earnings before interest, taxes, depreciation, and amortization, or EBITDA, of between $5.0 million and $50.0 million. Our goal is to generate attractive risk-adjusted returns by assembling a broad portfolio of investments. Our principal investment strategies and risks reflect our operations and the operations of our subsidiaries, including the CLOs, on a consolidated basis. We comply with the provisions of the 1940 Act, including those governing investment policies, capital structure, leverage, affiliated transactions and the custody of assets, on a consolidated basis with our subsidiaries, including the CLOs.

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

As of December 31, 2016, we held investments in 58 portfolio companies with a fair value of $376.7 million, including investments in 41 portfolio companies held through the 2016-2 CLO. The investments held by the 2016-2 CLO as of December 31, 2016 consisted of senior secured loans fair valued at $260.2 million and related indebtedness of $164.3 million. The loans held by the 2016-2 CLO (held at fair value), together with cash and other assets held by the 2016-2 CLO, equaled approximately $275.6 million as of December 31, 2016. As of December 31, 2016, our portfolio had an average investment size of approximately $6.2 million, a weighted average yield of 10.9% and a weighted average contractual maturity of 37 months. Weighted average yield is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations. Weighted average yield represents the portfolio yield and may be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors. Our shares of common stock had a total market return of (11.8)% during the year ended December 31, 2016. Total market return is calculated based on the change in market price per share during the period and taking into account distributions, reinvested in accordance with our dividend reinvestment plan.

As of December 31, 2015, we held investments in 67 portfolio companies with a fair value of $415.0 million, including investments in 50 portfolio companies held through the 2013-2 CLO. The investments held by the 2013-2 CLO as of December 31, 2015 consisted of senior secured loans fair valued at $306.6 million and related indebtedness of $194.8 million. The loans held by the 2013-2 CLO (held at fair value), together with cash and other assets held by the 2013-2 CLO, equaled approximately $323.5 million as of December 31, 2015. As of December 31, 2015, our portfolio had an average investment size of approximately $6.2 million, a weighted average yield of 10.8% and a weighted average contractual maturity of 44 months. Weighted average yield represents the portfolio yield and may be higher than what investors will realize because it does not reflect our expenses or any sales load paid by investors. Our shares of common stock had a total market return of (7.05)% during the year ended December 31, 2015. Total market return is calculated based on the change in market price per share during the period and taking into account distributions reinvested in accordance with our dividend reinvestment plan.

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

Garrison Investment Group

Garrison Investment Group is an alternative investment and asset management firm founded in March 2007. As of December 31, 2016, Garrison Investment Group had approximately $3.5 billion of committed and invested capital under management and a team of 79 employees, including 41 investment professionals. Garrison Investment Group is headquartered in New York, New York. Garrison Investment Group invests opportunistically in the debt of middle-market companies, primarily in the areas of corporate finance, real estate finance and structured finance.

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

Before joining Garrison Investment Group, Mr. Tansey was a Managing Director at Fortress Investment Group LLC, or Fortress, and was also a partner of the Drawbridge Special Opportunities Fund, or Drawbridge, one of Fortress’ hybrid hedge funds, from its inception in August 2002 to March 2007. Drawbridge focused primarily on investments in opportunistic debt and equity securities and asset-based transactions. His responsibilities included sourcing, evaluating, structuring, managing and monitoring corporate, structured finance and real estate investments, including both debt and equity. Mr. Tansey has 22 years of investment experience.

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

Target businesses typically exhibit some or all of the following characteristics:

•	annual EBITDA between $5.0 million and $50.0 million;

•	annual revenue between $75.0 million and $400.0 million;

•	a U.S. base of operations;

•	an experienced management team executing a long-term growth strategy;

•	discernable downside protection through recurring revenue or strong tangible asset coverage;

•	defensible niche product/service;

•	products and services with distinctive competitive advantages or other barriers to entry;

•	stable and predictable free cash flows;

•	existing indebtedness that may be refinanced on attractive terms;

•	low technology and market risk;

•	strong customer relationships; and

•	low to moderate capital expenditure requirements.

While we believe that the criteria listed above are important in identifying and investing in prospective portfolio companies, not all of these criteria will be met by each prospective portfolio company.

Investment Strategy

We seek to create a broad portfolio consisting of investments generally in the range of $5.0 million to $25.0 million primarily in debt securities and loans of U.S. based middle-market companies. The companies to which we extend credit typically are moderately leveraged, and, excluding investments held in the 2016-2 CLO, do not have their loans rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade. In addition, our investments typically range in maturity from one to six years. However, we may make investments in securities with any maturity or duration.

We invest opportunistically in middle-market loans that we believe have attractive risk adjusted returns. We also, to a lesser extent, make select equity investments in non-investment grade companies and have acquired consumer loans. We expect the majority of our focus to generally be centered upon traditional direct lending but at times will seek to enhance returns by purchasing loans in the secondary market, which purchases we refer to as capital markets activities, and extending credit for certain restructuring of financially troubled companies, which we refer to as special situations. We organize these lending opportunities in four categories.

Traditional Direct Lending.   We focus on direct origination of first lien senior secured loans, second lien senior secured loans and unitranche loans as well as select mezzanine loans. With respect to these loans, we identify lending opportunities through the extensive origination network to which we have access and serve as either sole lender or as a partner with like-minded creditors. We expect that we will typically extend floating-rate, first lien secured term loans, the proceeds of which may be used to refinance existing indebtedness or support acquisitions, growth initiatives, general corporate liquidity or operational turnarounds.

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

We expect that, from time to time, our investments may include certain non-qualifying assets, including assets of non-U.S. companies, certain publicly traded companies and, to a lesser extent and subject to certain limits under the 1940 Act, registered or unregistered investment companies, to the extent permissible under the 1940 Act. See “Risk Factors — Risks Relating to Our Business and Structure — The constraints imposed on us as a business development company and RIC may hinder the achievement of our investment objectives, and any failure to maintain our status as a business development company or RIC may adversely affect us.” and “Regulation — Qualifying Assets.”

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

Investment Committee

Upon the completion of due diligence and a decision to proceed with an investment in a prospective portfolio company, the principals leading the investment present the investment opportunity to our Investment Adviser’s investment committee, which determines whether to pursue the potential investment. All new investments are required to be reviewed by the investment committee of our Investment Adviser, which currently consists of the following six members: Joseph Tansey, Brian Chase, Mitch Drucker, Susan George, Robert Chimenti and Joshua Brandt. As our Investment Adviser adds senior investment professionals, our Investment Adviser may add them to its investment committee. The members of our investment committee receive no compensation from us. These members are employees or partners of Garrison Investment Group and receive no direct compensation from us or our Investment Adviser.

Investment Structure

When our Investment Adviser determines that a prospective portfolio company is suitable for investment, it works with the company’s management and its other capital providers to structure an investment. Our Investment Adviser negotiates among these parties to agree how our investment should be structured relative to the other capital in such company’s capital structure.

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

Warrants and Minority Equity Securities.   In some cases, we may receive a minority equity interest in a portfolio company in connection with a loan. These minority equity interests may come in the form of common or preferred equity securities or nominally priced warrants or options to purchase a minority equity interest. As a result, if such a portfolio company appreciates in value, we may achieve additional investment return. We may also structure warrants to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer upon the occurrence of specified events. In many cases, we may seek to obtain registration rights in connection with these equity interests, which may include demand and “piggy-back” registration rights.

We tailor the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages risk while creating incentives for the portfolio company to achieve its business plan and improve its operating results. We typically seek to limit the downside potential of our investments by:

•	investing between $5.0 million and $25.0 million per transaction;

•	maintaining an emphasis on capital preservation;

•	targeting an unlevered annual effective yield of between 7% and 11%, excluding any warrants or other equity interests received by us as part of an investment;

•	making investments which afford us a significant capital cushion in the form of junior capital and/or asset coverage as well as adequate lender protections in loan documentation; and

•	selecting investments that our Investment Adviser believes have a low probability of loss.

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

Our Investment Adviser assigns an internal rating for each of our portfolio companies. The rating scale is a numeric scale of 1 to 4 based on the credit attributes and prospects of the portfolio company’s business. In general, we use the ratings as follows:

•	a rating of 1 denotes a high quality investment with no loss of principal expected;

•	a rating of 2 denotes a moderate to high quality investment with no loss of principal expected;

•	a rating of 3 denotes a moderate quality investment with market rates of expected loss of principal and potential non-compliance with financial covenants; and

•	a rating of 4 denotes a low quality investment with an expected loss of principal. In the case of risk rating 4 loans, our Investment Adviser will assign a recovery value to the loan.

The following table shows the distribution of our investments on the 1 to 4 investment risk rating scale at fair value, excluding our interest in GLC Trust 2013-2 and equity investments as of both December 31, 2016 and December 31, 2015.

	As of December 31, 2016		As of December 31, 2015
($ in thousands)	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Risk Rating 1	$34,695	9.5%	$20,455	5.3%
Risk Rating 2	152,762	42.0	139,048	35.8
Risk Rating 3	163,854	45.0	205,995	53.0
Risk Rating 4	12,649	3.5	22,826	5.9
	$363,960	100.0%	$388,324	100.0%

The weighted average risk rating of the portfolio was 2.49 and 2.66 as of December 31, 2016 and December 31, 2015, respectively.

Investments

We seek to create a portfolio that includes senior secured, unitranche, mezzanine and unsecured loans and warrants and minority equity securities by making investments generally in the range of $5.0 million to $25.0 million in U.S. based middle-market companies. Set forth below is a list of our ten largest portfolio company investments as of December 31, 2016, as a percentage of our total investments at fair value as of such date.

Portfolio Company	Fair Value of Investments	Percentage of Total Investments
($ in thousands)
MXD Group, Inc. (fka Exel Direct Inc.)	$14,618	3.9%
Worley Claims Services, LLC	10,291	2.7
CF Entertainment Inc. (Entertainment Studios)	10,133	2.7
AP Gaming I, LLC	10,050	2.7
Interior Specialists, Inc.	10,040	2.7
ShelterLogic Corp.	9,752	2.6
Specialty Bakers LLC	9,720	2.6
CR Brands, Inc.	9,681	2.6
ActivStyle, Inc.	9,656	2.6
AbelConn, LLC (Atrenne Computing)	9,589	2.5
	$103,530	27.5%

Set forth below is a list of the top ten industries in which we are invested as of December 31, 2016, as a percentage of our total investments at fair value as of such date.

Industry	Fair Value of Investments	Percentage of Total Investments
($ in thousands)
Miscellaneous Manufacturing	$68,901	18.2%
Miscellaneous Retail	41,640	11.1
Health Services	34,879	9.3
Consumer Finance Services	19,665	5.2
Oil & Gas	19,648	5.2
Miscellaneous Services	19,644	5.2
Transportation Services	18,471	4.9
Computer Programming, Data Processing, & Other Computer Related Services	18,591	4.9
Food Stores & Distributors - Retail	15,180	4.0
Communications	12,081	3.2
	$268,700	71.2%

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

Administration

We do not have any direct employees, and our day-to-day operations are managed by our Investment Adviser. We have a chief executive officer, chief financial officer, and chief compliance officer and, to the extent necessary, our board of directors may elect to appoint additional personnel going forward. Our officers are employees of Garrison Investment Group, an affiliate of our Investment Adviser, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs are paid by us pursuant to an administration agreement with the Administrator, or the Administration Agreement. Our executive officers are also officers of Garrison Capital Advisers. See “Business — Administration Agreement.”

INVESTMENT ADVISORY AGREEMENT

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

Effective as of October 1, 2016, the Investment Adviser, in consultation with our board of directors, agreed to irrevocably waive any fees payable to the Investment Adviser under the Investment Advisory Agreement with respect to a calendar quarter in excess of the sum of (i) 0.375% per quarter (1.50% annualized) of our gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds, calculated based on the average carrying value of our gross assets at the end of the two most recently completed calendar quarters, (ii) 20% of Pre-Incentive Fee Net Investment Income (as defined below), expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, in excess of a “hurdle rate” of 1.75% per quarter (7.00% annualized) and (iii) in the case of the final calendar quarter of each year, the capital gains incentive fee.  This waiver will be in effect until the earlier of (i) June 30, 2017 and (ii) approval by our stockholders of an amendment to the Investment Advisory Agreement to decrease the base management fee to an annual rate of 1.50% and to decrease the “hurdle rate” for the income-based portion of the incentive fee to 1.75% per quarter (7.00% annualized).  We currently intend to present such an amendment for the consideration of our stockholders at the 2017 Annual Meeting of Stockholders.

Management Fee

The base management fee is calculated at an annual rate of 1.75% of our gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds, and is payable quarterly in arrears. The base management fee is calculated based on the average carrying value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during such calendar quarters. Base management fees for any partial month or quarter are appropriately pro rated. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper maturing within 270 days of purchase. We made management fee payments to the Investment Adviser of $8.8 million and $6.2 million, respectively, for the years ended December 31, 2016 and December 31, 2015. For the years ended December 31, 2016 and December 31, 2015 the Investment Adviser earned management fees under the Investment Advisory Agreement of $7.0 million and $7.8 million, respectively, of which $0.1 million and $1.8 million remained payable as of December 31, 2016 and December 31, 2015, respectively.

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

The operation of the first component of the incentive fee for each quarter is as follows:

•	no incentive fee is payable to our Investment Adviser in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed a hurdle rate of 2.00% (8.00% annualized), or the “Hurdle Rate”;

•	100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than 2.50% in any calendar quarter (10.00% annualized) is payable to our Investment Adviser. We refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the Hurdle Rate but is less than 2.50%) as the “catch-up.” The effect of the “catch-up” provision is that, if such Pre-Incentive Fee Net Investment Income exceeds 2.50% in any calendar quarter, our Investment Adviser will receive 20% of such Pre-Incentive Fee Net Investment Income as if the Hurdle Rate did not apply; and

•	20% of the amount of such Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.50% in any calendar quarter (10.00% annualized) is payable to our Investment Adviser (once the Hurdle Rate is reached and the catch-up is achieved).

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

Under U.S. generally accepted accounting principles, or U.S. GAAP, we are required to accrue a capital gains incentive fee based upon the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation on investments held at the end of each period. If such amount is positive at the end of a period, then we will record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. The Investment Advisory Agreement does not permit unrealized capital appreciation for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital appreciation, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement (as described above).

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

As of December 31, 2016, the Investment Adviser had calculated an aggregate of $16.1 million of income-based incentive fees, since January 1, 2014, of which $10.6 million had been paid as of December 31, 2016. However, the Cumulative Pre-Incentive Fee Net Return has been decreased by the aggregate cumulative net realized and unrealized capital losses, as calculated under U.S. GAAP, experienced through the Incentive Fee Look-back Period. As a result, as of December 31, 2016, aggregate incentive fees payable to the Investment Adviser during the Incentive Fee Look-back Period were capped by the Incentive Fee Cap and Deferral Mechanism at $6.9 million (i.e., 20% of Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period). Due to the fact that there is no clawback of amounts previously paid to the Investment Adviser in accordance with the Investment Advisory Agreement, we have not recorded a receivable for the $3.7 million difference between amounts paid under the Investment Advisory Agreement in prior quarters and the Incentive Fee Cap based on our Cumulative Pre-Incentive Fee Net Return as of December 31, 2016.

The $3.7 million difference may be used to reduce future amounts earned by the Investment Adviser. However, as noted above, no incentive fee will be paid to the Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to our Investment Adviser for the Incentive Fee Look-back Period would exceed 20% of our Cumulative Pre-Incentive Fee Net Return during the applicable Incentive Fee Look-back Period. To the extent unrealized capital losses incurred as of December 31, 2016 are reversed within the applicable Incentive Fee Look-back Period, the corresponding increase in our Cumulative Pre-Incentive Fee Net Return may result in the Investment Adviser earning and being paid up to $5.5 million of income based incentive fees which are currently subject to the Incentive Fee Cap.

As of December 31, 2016, the Incentive Fee Look-back Period is in effect through December 31, 2019 and realized and unrealized capital gains and losses and pre-incentive net investment income earned through December 31, 2016 will cease to impact the Incentive Fee Cap and Deferral after this date. The Investment Adviser earned aggregate incentive fees of $3.2 million and $1.1 million for the years ended December 31, 2016 and December 31, 2015, respectively. However, no incentive fees were payable on the consolidated statements of financial condition as of December 31, 2016 and December 31, 2015 due to the Incentive Fee Cap.

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

Duration and Termination

The Investment Advisory Agreement was most recently approved by our board of directors, including a majority of our directors who are not interested persons of us or Garrison Capital Advisers, in January 2017. Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect from year to year if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of Garrison Capital. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. Any termination by us must be authorized either by our board of directors or by vote of our stockholders. See “Risk Factors — Risks Relating to Our Business and Structure — We depend upon key personnel of Garrison Investment Group and its affiliates.”

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

Board of Directors Approval of the Investment Advisory Agreement

Our board of directors determined at a meeting held in January 2017 to approve the renewal of the Investment Advisory Agreement. In its consideration of the Investment Advisory Agreement, the board of directors focused on information it had received relating to, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by the Investment Adviser;

•	our investment performance and that of our Investment Adviser;

•	the costs of providing services to us;

•	the profitability of the relationship between us and our Investment Adviser;

•	comparative information on fees and expenses borne by other comparable business development companies or registered investment companies;

•	comparative business development companies or registered investment companies’ performance and other competitive factors;

•	the extent to which economies of scale would be realized as we grow; and

•	whether fee levels reflect these economies of scale, if any, for the benefit of our stockholder.

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

REGULATION

General

We have elected to be treated as a business development company under the 1940 Act and have elected be treated as a RIC under Subchapter M of the Code and intend to qualify annually for such treatment. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act (and the corporate governance rules of the NASDAQ Global Select Market) requires  that a majority of the directors of a business development company be persons other than “interested persons,” as that term is defined in the 1940 Act. With the passing of Bruce Shewmaker in December 2016, a majority of our directors were no longer not “interested parties” of us. With the resignation of Rafael Astruc in January 2017, we were again in compliance with the applicable 1940 Act and NASDAQ requirements prior to the annual renewal of our Investment Advisory Agreement, as three of our five currently serving directors are not “interested persons” of us. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to five percent of the value of our total assets for temporary purposes without regard to asset coverage. We consolidate our financial results with those of the CLOs, GLC Trust 2013-2, the GARS Equity Holdings Entities, Walnut Hill II LLC, Forest Park II LLC and Garrison SBIC for financial reporting purposes and measure our compliance with the leverage test applicable to business development companies under the 1940 Act on a consolidated basis. On September 30, 2014, we received exemptive relief from the SEC to permit us to exclude the debt of Garrison SBIC subsidiary from our 200% asset coverage test under the 1940 Act. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a business development company, including those related to the issuance of senior securities, will affect our ability to, and the way in which we, raise additional debt or equity capital.”

Code of Ethics

We and Garrison Capital Advisers have adopted a joint code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. You may read and copy the joint code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, the joint code of ethics is attached as an exhibit to the registration statement, and is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov .. You may also obtain copies of the joint code of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

Risks Relating to Our Business and Structure

The constraints imposed on us as a business development company and RIC may hinder the achievement of our investment objectives, and any failure to maintain our status as a business development company or RIC may adversely affect us.

The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs. Business development companies are required, for example, to invest at least 70% of their total assets in qualifying assets, including U.S. private or thinly-traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a common equity market capitalization that is less than $250.0 million at the time of such investment. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. Any failure to operate in compliance with these constraints could subject us to enforcement action by the SEC, cause us to fail to satisfy the requirements associated with RIC status, cause us to fail the 70% test described above or otherwise have a material adverse effect on our business, financial condition or results of operations.

We may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could be found to be in violation of the 1940 Act provisions applicable to business development companies and possibly lose our status as a business development company. If we do not remain a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility. In addition, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it may be difficult to dispose of such investments on favorable terms, or at all. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss or otherwise for less than we could have received if we were able to sell them at a later time.

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

Since mid-2007, the global capital markets have experienced a period of disruption resulting in increased spreads between the yields realized on riskier debt securities and those realized on securities perceived to be risk-free, such as U.S. treasuries, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the syndicated loan market. Signs of deteriorating sovereign debt conditions in Europe and elsewhere, the United Kingdom’s referendum decision to leave the European Union (“Brexit”) and other nationalist movements and policies, concerns related to economic slowdown in China and volatile energy prices create uncertainty that could lead to further disruption. Interest rates have remained low despite recent increases. Because longer-term inflationary pressure is likely to result from the U.S. government’s fiscal policies and challenges during this time, we will likely experience rising interest rates, rather than falling rates, in the near term. A prolonged period of market illiquidity or uncertainty regarding U.S. government deficit and spending levels, including negotiation of federal spending cuts, and implementation of global fiscal austerity measures may lead to a general decline in economic conditions, which could materially and adversely affect the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and to financial firms in particular. This may cause our lenders to attempt to accelerate our indebtedness and, to the extent that we wish to incur additional indebtedness to fund new investments, to renew or refinance existing indebtedness, to obtain other lines of credit or to issue senior securities during such unfavorable economic conditions, including future recessions, the debt capital that will be available to us, if any, may be at a higher cost or on terms and conditions that may be less favorable than we expect, which could negatively affect our financial performance and results. In addition, uncertainty regarding the policies of the incoming U.S. presidential administration or further downgrades to the U.S. government’s sovereign credit rating or perceived creditworthiness of the United States or other large global economies could adversely affect global financial markets and economic conditions.

We have elected to be treated as a RIC and intend to qualify annually for such treatment. If we are unable to qualify as a RIC, we will be subject to corporate-level income tax.

We have elected to be treated as a RIC under the Code and intend to qualify annually for such treatment. To qualify as a RIC under the Code and obtain RIC tax benefits, we must meet certain income source, asset diversification and annual distribution requirements. The Annual Distribution Requirement is satisfied if we distribute at least 90% of our ordinary income and realized net short term capital gains in excess of realized net short term capital losses, if any, to our stockholders on an annual basis. To the extent we use preferred stock or debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants under preferred stock or loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify for RIC tax benefits. If we fail to make sufficient distributions, as a result of contractual restrictions or otherwise, we may fail to qualify for such benefits and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because we anticipate that most of our investments will be in the debt of relatively illiquid middle-market private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify for RIC tax benefits for any reason and remain or become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

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

We expect that we will require a substantial amount of additional capital in order to grow our business. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a business development company to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC). If the value of our assets declines, we may be unable to satisfy this requirement. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness.

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

Our strategy involves a high degree of leverage. The use of leverage, including through the issuance of senior securities, magnifies the potential for gain or loss on amounts invested. We have incurred leverage in the past and currently incur leverage through the 2016-2 CLO, Garrison SBIC and the notes issued by GLC Trust 2013-2, or the GLC Trust 2013-2 Notes, and, from time to time, intend to incur additional leverage to the extent permitted under the 1940 Act. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The risks of investing in a highly leveraged fund include volatility and possible distribution restrictions. In the future, we may borrow from, and issue senior securities, to banks, insurance companies and other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments into which we may enter. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses.

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

As a business development company, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200% (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC). If this ratio declines below 200% (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC), we cannot incur additional debt and could be required to sell a portion of our investments to repay certain types of debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our Investment Adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage.

In addition, the terms governing the 2016-2 CLO, the GLC Trust 2013-2 Notes and any indebtedness that we incur in the future could impose financial and operating covenants that restrict our business activities, including limitations that may hinder our ability to finance additional loans and investments or make the distributions required to maintain our status as a RIC under the Code.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses, as of December 31, 2016. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder (1)	-24.46%	-14.26%	-4.07%	6.13%	16.33%

______________

(1)	Assumes $406.5 million in total assets, $167.0 million of debt outstanding under the 2016-2 CLO, $37.0 million of debt outstanding under Garrison SBIC, $5.0 million of debt outstanding under the GLC Trust 2013-2 Notes, $199.4 million in net assets as of December 31, 2016 and an average cost of funds of 3.55%, 3.35%, 4.26%, 5.22%, 7.25%, 3.40% and 3.35%, which is the weighted average effective interest rates of the Class A-1F Notes, Class A-1T Notes, Class A-2 Notes, the Class B Notes, the Class C Notes issued as a part of our 2016-2 CLO, the debentures issued by Garrison SBIC and the GLC Trust 2013-2 Notes, respectively, for the year ended December 31, 2016, and includes the effects of the amortization of deferred debt issuance costs. The weighted average effective interest rate for our total outstanding debt was 3.88% as of December 31, 2016.

Based on our outstanding indebtedness of $209.0 million as of December 31, 2016 and an average cost of funds of 3.62% as of that date, our investment portfolio must experience an annual return of at least 2.00% to cover annual interest payments on the 2016-2 CLO Notes, the SBA debentures of Garrison SBIC and the GLC Trust 2013-2 Notes.

In addition to issuing securities to raise capital as described above, in connection with the formation of the CLOs we securitized a large portion of our loans to generate cash for funding new investments and may seek to securitize additional loans in the future. To securitize additional loans in the future, we may create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools, and we would retain a portion of the equity in any such securitized pool of loans. An inability to securitize part of our loan portfolio could limit our ability to grow our business, fully execute our business strategy and increase our earnings. Moreover, certain types of securitization transactions may expose us to greater risk of loss.

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

We are subject to risks associated with the 2016-2 CLO.

The 2016-2 CLO involves a number of significant risks, including those set forth below.

The 2016 Subordinated Notes are subordinated obligations of the 2016-2 CLO.

We directly own all of the 2016 Subordinated Notes. We consolidate the financial statements of the 2016-2 CLO in our consolidated financial statements and treat the 2016 Secured Notes as leverage.

The 2016 Subordinated Notes are the most junior class of securities issued under the indenture governing the 2016-2 CLO. They are subordinated in priority of payment to certain administrative expenses of the 2016-2 CLO and every other class of notes issued by the 2016-2 CLO and are subject to certain payment restrictions set forth in the indenture governing the 2016-2 Notes. In addition, the 2016 Subordinated Notes generally have only limited voting rights and generally do not benefit from any creditors’ rights or ability to exercise remedies under the indenture governing 2016-2 Notes. The holders of the 2016 Subordinated Notes have expressly disclaimed voting rights in certain votes related to certain matters relating to the collateral management agreement. The 2016 Subordinated Notes are not guaranteed by another party.

The 2016 Subordinated Notes do not bear a stated rate of interest. We receive cash distributions on the 2016 Subordinated Notes only if 2016-2 CLO has made all required cash interest payments on all of the 2016 Secured Notes it has issued and each of the applicable coverage tests is satisfied and certain other conditions are met. The 2016 Subordinated Notes represent an equity investment in the 2016-2 CLO, and we cannot assure you that distributions on the assets held by the 2016-2 CLO will be sufficient to make any distributions to us or that the yield on the 2016 Subordinated Notes will meet our expectations.

The 2016 Subordinated Notes are unsecured and rank behind all of the secured creditors, known or unknown, of the 2016-2 CLO, including the holders of the 2016 Secured Notes. Consequently, to the extent that the value of the 2016-2 CLO’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, defaulted loans, losses on the underlying assets, prepayment or changes in interest rates, the value of the 2016 Subordinated Notes realized at their redemption could be reduced. Accordingly, the 2016 Subordinated Notes may not be paid in full and may be subject to up to 100% loss.

The 2016 Subordinated Notes are a highly leveraged investment.

As of December 31, 2016, the 2016-2 CLO owed approximately $167.0 million under the 2016 Secured Notes, and the fair value of the investments held by the 2016-2 CLO was $260.2 million. The leveraged nature of the 2016 Subordinated Notes may magnify the adverse impact on the 2016 Subordinated Notes of changes in the market value of the investments held by the 2016-2 CLO, changes in the distributions on those investments, defaults and recoveries on those investments, capital gains and losses on those investments, prepayments on those investments and availability, prices and interest rates of those investments. We are prepared to hold the 2016 Subordinated Notes until their stated maturity.

The interests of investors in certain of the 2016 Secured Notes may not be aligned with our interests, and we may have no control over remedies.

Generally, institutional investors hold the 2016 Secured Notes. These securities rank senior in right of payment to the 2016 Subordinated Notes. There are circumstances in which the interests of investors in a class of notes may not be aligned with the interests of holders of the other classes of notes issued by the 2016-2 CLO. For example, under the terms of the indenture, investors in the 2016 Class A Notes, have the right to receive payments of principal and interest prior to investors in all other classes of notes.

As the holder of the 2016 Subordinated Notes, we are generally not entitled to exercise remedies under the indenture governing the notes issued by the 2016-2 CLO. For example, for as long as the 2016 Class A-1R Notes remain outstanding, investors in the 2016 Class A-1R Notes comprise the most senior class of notes of the 2016-2 CLO then outstanding, or the Controlling Class, under the 2016-2 CLO. Upon repayment of the 2016 Class A-1R Notes, investors in the 2016 Class A-1T Notes will become the Controlling Class and so on. The Controlling Class has the right to act in certain circumstances with respect to the portfolio loans in ways that may benefit their interests but not in the interests of other investors in more junior classes of notes, including by exercising remedies, waiving events of default or rescinding declaration of acceleration of the notes under the indenture governing the notes issued by the 2016-2 CLO. The Controlling Class has no obligation to consider any possible adverse effect on any other class of notes. For example, upon the occurrence and during the continuance of an event of default with respect to the notes issued by the 2016-2 CLO, the trustee, Deutsche Bank Trust Company Americas, or holders of a majority of the Controlling Class may declare the principal of all the 2016 Secured Notes and all other amounts payable by the 2016-2 CLO to be immediately due and payable. This would have the effect of accelerating the principal on such notes and triggering a repayment obligation on the part of the 2016-2 CLO. The 2016-2 CLO may not have sufficient proceeds available to enable the trustee under the indenture to repay the obligations to us. The Controlling Class may be less likely to waive an event of default or rescind declaration of acceleration of outstanding amounts than lenders under traditional senior secured credit facilities.

We cannot assure you that any remedies pursued by the Controlling Class will be in our best interests or that we will receive any payments or distributions upon an acceleration of the notes. Any failure of the 2016-2 CLO to make distributions on the 2016 Subordinated Notes, whether as a result of an event of default or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result our inability to make distributions sufficient to allow our qualification as a RIC.

The 2016-2 CLO may fail to meet certain asset coverage tests, which would have an adverse effect on the time of payments to us.

Under the documents governing the 2016-2 CLO, there are coverage tests applicable to each class of the 2016 Secured Notes. The first test compares the amount of interest received on the collateral loans held by the 2016-2 CLO (net of certain fees and expenses) to the amount of interest payable in respect of the 2016 Secured Notes. To meet this first test, the aggregate amount of interest received on the portfolio loans must equal, after the payment of certain fees and expenses, at least 135% of the interest payable in respect of the 2016 Class A Notes, 125% of the interest payable on the 2016 Class A Notes and the 2016 Class B Notes, taken together, and 115% of the interest payable on the 2016 Secured Notes, taken together. The second test compares the aggregate principal amount of the collateral loans (which in certain cases may be less than the actual par amount of such collateral loan), as calculated in accordance with the indenture, to the aggregate outstanding principal amount of the 2016 Secured Notes. To meet this second test at any time, the aggregate principal amount of the collateral loans (subject to potential adjustments as indicated above) must equal at least 173.4% of the aggregate outstanding principal amount of the 2016 Class A Notes, 156.1% of the aggregate outstanding principal amount of the 2016 Class A Notes and the 2016 Class B Notes, taken together, and 148.1% of the aggregate outstanding principal amount of the 2016 Secured Notes, taken together. If any coverage test is not satisfied with respect to a quarterly payment date, the 2016-2 CLO is required to apply available amounts to the repayment of interest on and principal of the 2016 Class A Notes, then the 2016 Class B Notes and then the 2016 Class C Notes to the extent necessary to satisfy the applicable coverage tests. In addition, if the aggregate principal amount of the collateral loans (subject to potential adjustments as indicated above) to the aggregate outstanding principal amount of the 2016 Class A Notes is less than or equal to 125% as of any measurement date, a majority of the Controlling Class may direct the sale and liquidation of assets held by the 2016-2 CLO, which could have a material adverse effect on our business, financial condition and results of operations.

Restructurings of investments held by the 2016-2 CLO may decrease their value and reduce amounts payable on the 2016 Subordinated Notes.

Under a collateral management agreement, we serve as collateral manager of the 2016-2 CLO. In addition, we have entered into a sub-collateral management agreement with our Investment Adviser, whereby we delegated certain of our obligations and duties under the collateral management agreement to our Investment Adviser.

As a result of these arrangements, our Investment Adviser indirectly has broad authority to direct and supervise the investment and reinvestment of the investments held by the 2016-2 CLO, which may include exercising or enforcing, or refraining from exercising or enforcing, any or all of the 2016-2 CLO’s rights in connection with the execution of amendments, waivers, modifications and other changes to the investment documentation in accordance with the collateral management agreement, and subject to the right of the Controlling Class to consent to certain amendments and certain other restrictions contained in the indenture. During periods of economic uncertainty and recession, the incidence of amendments, waivers, modifications and restructurings of investments may increase. Such amendments, waivers, modifications and other restructurings will change the terms of the investments and in some cases may result in the 2016-2 CLO holding assets not meeting its criteria for investments. This could adversely impact the coverage tests under the indenture governing the notes issued by the 2016-2 CLO. Any amendment, waiver, modification or other restructuring that reduces the 2016-2 CLO’s compliance with certain financial tests will make it more likely that the 2016-2 CLO will need to utilize cash to pay down the unpaid principal amount of the 2016 Secured Notes to cure any breach in such test instead of making payments on the 2016 Subordinated Notes. Any such use of cash would reduce distributions available and delay the timing of payments to us.

We may not receive cash from the 2016-2 CLO.

We receive cash from the 2016-2 CLO only to the extent that we receive payments on the 2016 Subordinated Notes. The 2016-2 CLO may make payments on such notes only to the extent permitted by certain payment priority provisions of the indenture governing the 2016-2 Notes, which generally provide that principal payments on the 2016 Subordinated Notes may not be made on any payment date unless all other amounts owing are paid in full. In addition, if the 2016-2 CLO does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the 2016-2 CLO, cash would be diverted from the ordinary priority of payments to first make payments on the 2016 Secured Notes in amounts sufficient to cause such tests to be satisfied. In the event that we fail to receive cash from the 2016-2 CLO, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies or the notes that we own at less than their fair value in order to continue making such distributions.

Our ability to transfer the 2016 Subordinated Notes is limited.

The notes issued by the 2016-2 CLO are illiquid investments and subject to extensive transfer restrictions, and no party is under any obligation to make a market for the notes. In addition, we have agreed to not transfer the 2016 Subordinated Notes except in limited circumstances. There is no market for the notes, and we may not be able to sell or otherwise transfer the 2016 Subordinated Notes at their fair value, or at all, in the event that we determine to sell them. During economic downturns, notes issued in securitization transactions may experience high volatility and significant fluctuations in market value. Additionally, some potential buyers of such notes may view securitization products as an inappropriate investment, thereby reducing the number of potential buyers and/or potentially affecting liquidity in the secondary market.

The holders of the 2016 Class A-1R Notes may fail to advance funds to us as required.

If a holder of a 2016 Class A-1R Note should fail to advance funds to us in a timely manner, as required under the documents governing the 2016-2 CLO, we may be forced to obtain alternative sources of liquidity, including by selling assets or seeking new financing arrangements. If we are unable to find such sources of liquidity, we may be unable to fund obligations to our portfolio companies or be forced to break trades that have been entered into but not yet settled, either of which could adversely affect our reputation, cause portfolio companies to seek recourse against us, including litigation, and otherwise have a material adverse effect on our business, financial condition and results of operations.

The 2016-2 CLO may be required to redeem the 2016 Secured Notes upon the occurrence of certain tax events.

In certain circumstances, we or a majority of the holders of any class of the 2016 Secured Notes that has not received 100% of the principal and interest that would otherwise be due and payable to such class on any quarterly payment date can require the 2016-2 CLO to redeem such notes in whole in the event that any U.S. or foreign tax statute or treaty requires withholding of more than 5% of the scheduled payments by the 2016-2 CLO on any date or any jurisdiction imposes a net income, profits or similar tax on the 2016-2 CLO in an aggregate amount in excess of $0.1 million in any quarter. This could cause the 2016-2 CLO to sell all or a portion of its investments in order to fund the necessary redemption, including on unfavorable terms, which could have a material adverse effect on our business, financial condition and results of operations.

Failure of a court to enforce certain non-petition obligations may adversely affect us.

Each holder of 2016 Secured Notes has agreed, and each beneficial owner of the 2016 Secured Notes will be deemed to agree, that it will not cause the filing of a petition in bankruptcy against, or present a winding up action petition in respect of, the 2016-2 CLO for at least 366 days after payment in full of such notes. If such provision is determined to be unenforceable under applicable bankruptcy laws or is violated by one or more holders of 2016 Secured Notes, then the applicable court could liquidate the 2016-2 CLO’s assets without regard to the voting instructions of the Controlling Class. Any such liquidation of the 2016-2 CLO’s assets could have a material adverse effect on our business, financial condition and results of operations.

The 2016-2 CLO is subject to various conflicts of interest involving Deutsche Bank Trust Company Americas.

Deutsche Bank Trust Company Americas is the trustee and custodian with respect to the indenture governing the notes issued by the 2016-2 CLO. Various potential and actual conflicts of interest may arise as a result of the investment banking, commercial banking, asset management, financing and financial advisory services and products provided by affiliates of Deutsche Bank Trust Company Americas, or, collectively, the Deutsche Bank Companies, to us and the 2016-2 CLO. When acting in service capacities with respect to investments held by the 2016-2 CLO, the Deutsche Bank Companies are entitled to fees and expenses senior in priority to payments to the distributions on our equity interests in the 2016-2 CLO. In addition, the Deutsche Bank Companies may act as trustee for other classes of securities issued by one of our portfolio companies or make or administer loans to such portfolio companies and would owe fiduciary duties to the holders of such other classes of securities, which classes of securities may have differing interests from us, and may take actions that are adverse to us, including restructuring a loan, exercising remedies under a loan, foreclosing on collateral, requiring additional collateral, charging significant fees or placing the obligor in bankruptcy. The Deutsche Bank Companies might act as a counterparty under swaps or any other derivative agreements for transactions involving issuers of investments held by the 2016-2 CLO and could take actions adverse to the interests of the 2016-2 CLO, including demanding collateralization of its exposure under such agreements (if provided for thereunder) or terminating such swaps or agreements in accordance with the terms thereof. As a result of all such transactions or arrangements between the Deutsche Bank Companies and issuers of investments held by the 2016-2 CLO or their respective affiliates, the Deutsche Bank Companies may have interests that are contrary to the interests of the 2016-2 CLO.

We are exposed to risks associated with changes in interest rates.

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

Interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments or a reduction in the spread between the interest rates on our investments and the interest rates payable on our borrowings could have an adverse impact on our net investment income. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. There is a risk that the portfolio companies in which we hold floating rate debt investments will be unable to pay escalating interest amounts if general interest rates rise, resulting in a default under their loan documents with us. In addition, increasing payment obligations under floating rate loans may cause our portfolio companies to refinance or otherwise repay our loans prior to maturity. Higher interest rates applicable to our debt investments would make it easier for us to meet or exceed the incentive fee Hurdle Rate and may result in a substantial increase in the amount of incentive fees payable to our Investment Adviser with respect to Pre-Incentive Fee Net Investment Income.

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

We may not replicate the results achieved by other entities managed or sponsored by members of our investment committee or by Garrison Investment Group or its affiliates.

Our primary focus in making investments generally differs from that of many of the investment funds, accounts or other investment vehicles that are or have been managed by members of our investment committee or sponsored by Garrison Investment Group or its affiliates. In addition, investors in our common stock do not acquire an interest in any such investment funds, accounts or other investment vehicles that are or have been managed by members of our investment committee or sponsored by Garrison Investment Group or its affiliates. We cannot assure you that we will replicate the results achieved by members of the investment committee, and we caution you that our investment returns could be substantially lower than the returns achieved by them in current or prior periods. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.

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

The members of our investment committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds managed by our Investment Adviser or its affiliates. Similarly, our Investment Adviser or its affiliates may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our stockholders. For example, the members of our investment committee have, and will continue to have, management responsibilities for other investment funds, accounts or other investment vehicles managed or sponsored by our Investment Adviser and its affiliates, including entities that may raise additional capital from time to time. These other investment funds, accounts, or other investment vehicles may have different fee and expense arrangements, including requirements to share or offset certain fees from portfolio companies, than those paid by us to the Investment Adviser. Our investment objective overlaps or may overlap with the investment objectives of such affiliated investment funds, accounts or other investment vehicles. As a result, those individuals may face conflicts in the allocation of investment opportunities among us and other investment funds or accounts advised by or affiliated with our Investment Adviser. Our Investment Adviser will seek to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with the written allocation policy of Garrison Investment Group and its affiliated investment advisers, including our Investment Adviser. However, we cannot assure you that such opportunities will be allocated to us fairly or equitably in the short-term or over time. Where we are able to co-invest consistent with the requirements of the 1940 Act, if sufficient securities or loan amounts are available to satisfy our and each such account’s proposed demand, we expect that the opportunity will be allocated in accordance with our Investment Adviser’s pre-transaction determination. If there is an insufficient amount of an investment opportunity to satisfy our demand and that of other accounts sponsored or managed by our Investment Adviser or its affiliates, the allocation policy further provides that allocations among us and such other accounts will generally be made pro rata based on each account’s available capital in the asset class being allocated, up to the amount proposed to be invested by each account. However, there can be no assurance that we will be able to participate in all suitable investment opportunities. Where we are unable to co-invest consistent with the requirements of the 1940 Act, the allocation policy of Garrison Investment Group and its affiliated investment advisers provides for investments to be allocated on a rotational basis to assure that all clients have fair and equitable access to such investment opportunities.

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

In the course of our investing activities, we pay management and incentive fees to our Investment Adviser. The incentive fee payable by us to our Investment Adviser may create an incentive for our Investment Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The management fee is based on our gross assets excluding cash and cash equivalents. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because the management fee is based on our gross assets, our Investment Adviser will benefit when we incur debt or use leverage. The use of leverage increases the likelihood of default, which disfavors the holders of our common stock.

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

Effective as of October 1, 2016, the Investment Adviser, in consultation with our board of directors, agreed to irrevocably waive any fees payable to the Investment Adviser under the Investment Advisory Agreement with respect to a calendar quarter in excess of the sum of (i) 0.375% per quarter (1.50% annualized) of our gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds, calculated based on the average carrying value of our gross assets at the end of the two most recently completed calendar quarters, (ii) 20% of Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, in excess of a “hurdle rate” of 1.75% per quarter (7.00% annualized) and (iii) in the case of the final calendar quarter of each year, the capital gains incentive fee. This waiver will be in effect until the earlier of (i) June 30, 2017 and (ii) approval by our stockholders of an amendment to the Investment Advisory Agreement to decrease the base management fee to an annual rate of 1.50% and to decrease the “hurdle rate” for the income-based portion of the Incentive Fee to 1.75% per quarter (7.00% annualized). We currently intend to present such an amendment for the consideration of our stockholders at the 2017 Annual Meeting of Stockholders. We cannot assure you that our stockholders will approve the amendment or that our Investment Adviser will agree to further waivers if the amendment is not approved.

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

The Investment Advisory Agreement with Garrison Capital Advisers, the Administration Agreement with Garrison Capital Administrator and the sub-collateral management agreement with Garrison Capital Advisers were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

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

We may, however, invest alongside other clients of our Investment Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law, SEC staff interpretations and/or exemptive relief issued by the SEC. For example, we may invest alongside such accounts consistent with guidance promulgated by the staff of the SEC permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that our Investment Adviser, acting on our behalf and on behalf of other clients, negotiates no term other than price. We may also invest alongside our Investment Adviser’s and certain of its affiliates’ other clients as otherwise permissible under regulatory guidance, applicable regulations, the terms of our exemptive relief and the written allocation policy of Garrison Investment Group and its affiliated investment advisers, including our Investment Adviser. Under this allocation policy, a fixed calculation, based on the type of investment, will be applied to determine the amount of each opportunity to be allocated to us. This allocation policy will be periodically approved by our Investment Adviser and reviewed by our independent directors. We expect that these determinations will be made similarly for other accounts sponsored or managed by our Investment Adviser and its affiliates. If sufficient securities or loan amounts are available to satisfy our and each such account’s proposed demand, we expect that the opportunity will be allocated to us in accordance with our Investment Adviser’s pre-transaction determination. Where there is an insufficient amount of an investment opportunity to satisfy us and other accounts sponsored or managed by our Investment Adviser or its affiliates, the allocation policy further provides that allocations among us and such other accounts will generally be made pro rata based on each account’s available capital in the asset class being allocated, up to the amount proposed to be invested by each account. However, we cannot assure you that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

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

In situations where co-investment with other accounts managed by our Investment Adviser or its affiliates is not permitted or appropriate, Garrison Investment Group and our Investment Adviser must decide which client will proceed with the investment. The written allocation policy of Garrison Investment Group and its affiliated investment advisers, including our Investment Adviser, in such circumstances provides for investments to be allocated on a rotational basis to assure that all clients have fair and equitable access to such investment opportunities. Moreover, except in certain circumstances, we are unable to invest in any issuer in which a fund managed by our Investment Adviser or its affiliates has a current investment. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

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

Under the Investment Advisory Agreement and the sub-collateral management agreement, our Investment Adviser does not assume any responsibility to us other than to render the services called for under those agreements, and it is not responsible for any action of our board of directors in following or declining to follow our Investment Adviser’s advice or recommendations. Our Investment Adviser maintains a contractual and fiduciary relationship with us. Under the terms of the Investment Advisory Agreement and the sub-collateral management agreement, our Investment Adviser, its officers, members, personnel, any person controlling or controlled by our Investment Adviser are not be liable to us, any subsidiary of ours, our directors, our stockholders or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement and the sub-collateral management agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of our Investment Adviser’s duties under the Investment Advisory Agreement and the sub-collateral management agreement. In addition, we have agreed to indemnify our Investment Adviser and each of its officers, directors, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement and the sub-collateral management agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement and the sub-collateral management agreement. These protections may lead our Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

In particular, the scope of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several years. The effects of the Dodd-Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. While the impact of the Dodd-Frank Act on us and our portfolio companies is subject to continuing uncertainty, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies. If we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

Additionally, changes to or repeal of the laws and regulations governing our operations related to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth in this Annual Report on Form 10-K and may shift our investment focus from the areas of expertise of our Investment Adviser to other types of investments in which our Investment Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

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

We or our Investment Adviser could become the target of securities class action litigation or other similar claims if our stock price fluctuates significantly or for other reasons. The outcome of any such proceedings could have a material adverse effect on our business, financial condition, and/or operating results and could continue without resolution for long periods of time. Any litigation or other similar claims could consume substantial amounts of our management’s time and attention, and that time and attention and the devotion of associated resources could, at times, be disproportionate to the amounts at stake. Litigation and other claims are subject to inherent uncertainties, and a material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome in litigation or other similar claims becomes probable and reasonably estimable. In addition, we could incur expenses associated with defending ourselves against litigation and other similar claims, and these expenses could be material to our earnings in future periods.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code and the requirements under the documents governing the CLOs, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

Our portfolio may be concentrated in a limited number of portfolio companies and industries, which would subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Our portfolio may be concentrated in a limited number of portfolio companies and industries. As a result, the aggregate returns we realize may be significantly and adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize. As of December 31, 2016, the largest industry concentrations in our portfolio were Miscellaneous Manufacturing, Miscellaneous Retail and Health Services, which represented 18.2%, 11.1% and 9.3%, respectively, of our portfolio at fair value.

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

Our portfolio companies may experience financial distress from time to time.  The debt investments of these companies may not produce income, may require us to bear certain expenses to protect our investment and may subject us to uncertainty as to when, in what manner and for what value such distressed debt will eventually be satisfied, including through liquidation, reorganization or bankruptcy.  If an exchange offer is made or plan of reorganization is adopted with respect to the debt securities we currently hold, there can be no assurance that the securities or other assets received by us in connection with such exchange offer or plan of reorganization will have a value or income potential similar to what we anticipated when our original investment was made or even at the time of restructuring.  Any restructuring could alter, reduce or delay the payment of interest or principal on the investment, which could delay or reduce the amount of payments made to us. In addition, we may receive equity securities in exchange for the debt investment that we currently hold, which may require significantly more of our management’s time and attention or carry restrictions on their disposition.

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

Under the documentation for syndicated loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. In most cases, we do not expect to hold a sufficient amount of the indebtedness to be able to compel any actions by the agent. Consequently, we would only be able to direct such actions if instructions from us were made in conjunction with other holders of associated indebtedness that together with us compose the requisite percentage of the related indebtedness then entitled to take action. Conversely, if holders of the required amount of the associated indebtedness other than us desire to take certain actions, such actions may be taken even if we did not support such actions. Furthermore, if an investment is subordinated to one or more senior loans made to the applicable obligor, our ability to exercise such rights may be subordinated to the exercise of such rights by the senior lenders. Accordingly, we may be precluded from directing such actions unless we act together with other holders of the indebtedness. If we are unable to direct such actions, we cannot assure you that the actions taken will be in our best interests.

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

We may acquire consumer loans from borrowers who have below prime or tarnished credit ratings, which is traditionally defined as a FICO score below 640 or limited credit history. Loans may be offered to such borrowers when there is reason to believe that the risk profile of such loans is such that their loss rates fall within the loss rate range expected under the current underwriting policies. However, these borrowers still may present a higher risk of loan delinquency or default than prime borrowers.

We do not have significant historical performance data about performance on the consumer loans. Loss rates on the consumer loans may increase.

Consumer lending platforms from which we may acquire unsecured consumer loans are evolving quickly and may have limited operating histories or limited histories of operating at their current scales. The performance of consumer loans purchased to date may not be indicative of the future performance of consumer loans. Due to the limited operational history of consumer lending platforms, we do not have significant historical data regarding the performance of the consumer loans, and we do not yet know what our long-term loan loss experience will be.

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

Our compliance with Section 404 of the Sarbanes-Oxley Act involves significant expenditures, and non-compliance with Section 404 of the Sarbanes-Oxley Act may adversely affect us and the market price of our common stock.

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

As a result, we incur additional expenses that may negatively impact our financial performance and our ability to make distributions. This process also diverts management’s time and attention. We cannot ensure that the evaluation process is effective or that our internal control over financial reporting will be effective. In the event that we are unable to maintain compliance with Section 404 of the Sarbanes-Oxley Act and related rules, we and the market price of our common stock may be adversely affected.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Annual Report on Form 10-K. Due to the asset coverage test applicable to us under the 1940 Act as a business development company, we may be limited in our ability to make distributions. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments.

The market price of our securities may fluctuate significantly.

The market price and liquidity of the market for our securities may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of the companies;

•	changes in, or uncertainty regarding, regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and business development companies;

•	loss of our qualification as a RIC or business development company;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of Garrison Capital Advisers’ or any of its affiliates’ key personnel;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.

Our stockholders could experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.

All distributions declared in cash payable to stockholders that are participants in our dividend reinvestment plan are automatically reinvested in shares of our common stock. As a result, our stockholders that do not participate in our dividend reinvestment plan could experience dilution in their ownership percentage of our common stock over time if we issue additional shares of our common stock.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on March 27, 2013 and is currently traded on The NASDAQ Global Select Market under the symbol “GARS”. The following table lists the high and low closing sale price for our common stock, the high and low closing sale price as a percentage of net asset value, or NAV, and distributions declared per share for each quarter during the years ended December 31, 2016 and December 31, 2015.

		Closing Sales Price		(Discount) Premium of High Sales Price to	(Discount) of Low Sales Price	Distributions
Period	NAV(1)	High	Low	NAV(2)	to NAV(2)	Declared
Fiscal year ended December 31, 2016
Fourth quarter	$12.42	$10.16	$8.98	(18.2)%	(27.7)%	$0.28
Third quarter	12.53	10.91	10.06	(12.9)	(19.7)	0.35
Second quarter	12.94	10.72	9.67	(17.2)	(25.3)	0.35
First quarter	13.50	12.60	9.90	(6.7)	(26.7)	0.35

Fiscal year ended December 31, 2015
Fourth quarter	$13.98	$14.39	$11.97	2.9%	(14.4)%	$0.35
Third quarter	14.92	15.39	13.42	3.2	(10.1)	0.35
Second quarter	15.29	15.30	14.82	0.1	(3.1)	0.35
First quarter	15.41	15.29	14.07	(0.8)	(8.7)	0.35

______________

(1)	NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of the applicable period.

(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

The last reported price for our common stock on March 3, 2017 was $10.01 per share. As of March 3, 2017, we had 16 stockholders of record. This does not include the number of stockholders that hold shares through banks or broker-dealers.

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of our common stock for the three months ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
($ in thousands, except share and per share amounts)
October 1, 2016 through October 31, 2016	-	-	-	-
November 1, 2016 through November 30, 2016	-	-	-	-
December 1, 2016 through December 31, 2016	-	-	-	-
	-	$-	-	$-

___________________

(1)	On October 5, 2016, the share repurchase plan expired by its terms. From October 5, 2015 until the plan’s expiration, GARS purchased a total of 709,427 shares at an aggregate purchase price of $8.4 million, and at a 17.14% weighted average discount to net asset value.

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

The following tables reflect the cash distributions that we have declared on our common stock for the fiscal years ended December 31, 2016 and December 31, 2015.

Record Dates ($ in thousands except per share data)	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
Year Ended December 31, 2016(1)
December 9, 2016	November 1, 2016	December 23, 2016	$4,494	$0.28
September 9, 2016	August 2, 2016	September 23, 2016	5,617	0.35
June 10, 2016	May 2, 2016	June 24, 2016	5,655	0.35
March 8, 2016	February 24, 2016	March 28, 2016	5,685	0.35
			$21,451	$1.33

______________

(1)	Does not include any return of capital for tax purposes.

Record Dates ($ in thousands except per share data)	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
Year ended December 31, 2015 (1)
December 11, 2015	November 2, 2015	December 28, 2015	$5,820	$0.35
September 10, 2015	July 30, 2015	September 25, 2015	5,866	0.35
June 12, 2015	April 30, 2015	June 26, 2015	5,866	0.35
March 20, 2015	March 3, 2015	March 27, 2015	5,866	0.35
			$23,418	$1.40

______________

(1)	Does not include any return of capital for tax purposes.

On February 28, 2017, our board of directors declared a quarterly distribution of $0.28 per share payable on March 30, 2017 to holders of record as of March 23, 2017.

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

Stock Performance Graph

This graph compares the stockholder return on our common stock from March 27, 2013 (IPO) to December 31, 2016 with that of the NASDAQ Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on March 27, 2013, $100 was invested in our common stock, the NASDAQ Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash dividend distributions prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Item 6. Selected Financial Data

The following selected consolidated financial data as of and for the years ended December 31, 2016, 2015 and 2014 are derived from the consolidated financial statements that have been audited by RSM US LLP (formerly McGladrey LLP through October 25, 2015), an independent registered public accounting firm. The following selected consolidated financial data as of and for the years ended December 31, 2013 and December 31, 2012 are derived from the consolidated financial statements that have been audited by our prior independent registered public accounting firm. The audited Consolidated Statements of Financial Condition as of December 31, 2016 and 2015 and the Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014 are included elsewhere in this Form 10-K. The audited Consolidated Statements of Financial Condition as of December 31, 2014, 2013, and 2012 and the Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 are not included in this Form 10-K. Historical results are not necessarily indicative of results for any future period.

The selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K:

	Year Ended December 31,
($ in thousands except per share/unit data)	2016	2015	2014	2013	2012(3)
Statement of operations data:
Total investment income(1)	$42,951	$51,317	$50,459	$33,805	$23,649
Interest expense	9,859	7,428	7,157	6,575	6,155
Management fees (net of waived fees)	6,972	7,755	8,065	2,510	2,277
Incentive fees (net of waived fees)	-	1,135	8,409	1,099	-
Other expenses	7,035	5,055	4,819	4,286	6,895
Net investment income	19,085	29,944	22,009	19,335	8,322
Net realized (loss)/gain from investments(2)	(30,591)	(11,685)	10,702	(11,770)	3,374
Net change in unrealized gain/(loss) on investments(2)	6,696	(21,919)	(2,227)	15,935	(7,322)
Net (decrease)/increase in net assets resulting from operations	(4,810)	(3,660)	30,484	23,500	4,374
Basic weighted average common shares outstanding	16,149,866	16,742,531	16,758,779	10,498,544	15,203,166
Basic (loss)/earnings per common share/unit	(0.30)	(0.22)	1.82	1.55	0.42
Distributions per share/unit	1.33	1.40	1.40	1.97	0.17

Other data*:
Weighted average yield (4)	10.9%	10.8%	10.5%	9.8%	9.6%
Number of portfolio companies at period end	57	66	57	70	49

	Year Ended December 31,
($ in thousands except per share/unit data)	2016	2015	2014	2013	2012(3)
Statement of financial condition data:
Investments, fair value (5)	$376,704	$415,001	$467,769	$429,081	$220,106
Cash	10,378	24,985	13,651	13,665	21,681
Restricted cash	12,568	11,833	14,260	27,965	69,902
Total assets	406,547	460,301	505,842	485,080	315,989
Debt outstanding	205,112	225,649	240,259	219,419	125,000
Net assets	199,408	230,710	261,103	254,081	173,669
Shares of common stock outstanding	16,049,352	16,507,594	16,758,779	16,758,779	10,498,544
Per share/unit data:
Net asset value per common share/unit	$12.42	$13.98	$15.58	$15.16	$16.54

______________

(1)	Includes income from affiliate investments of $0.2 million, $0.8 million and $1.2 million for the years ended December 31, 2016, December 31, 2014 and December 31, 2013, respectively.

(2)	Includes net realized gain from affiliate investments of $8.5 million for the year ended December 31, 2014. Includes net change in unrealized gain/(loss) from affiliate investments of $(1.7) million, $(1.8) million and $1.8 million for the years ended December 31, 2016, December 31, 2014 and December 31, 2013, respectively.

(3)	Each of the outstanding units of Garrison Capital LLC was converted into one share of common stock of Garrison Capital Inc. in connection with our conversion to a corporation on October 9, 2012. We subsequently declared a reverse stock split on February 25, 2013, which resulted in the conversion of one share of common stock into 0.9805106 shares of common stock. All amounts related to shares/units and share/unit price have been retroactively restated. As a result, the 10,707,221 shares of common stock issued in our conversion to a corporation have been retroactively restated to 10,498,544 shares.

(4)	Weighted average yield is calculated based on the fair value of the investments and interest expected to be received (excluding investments with a risk rating of 4, unfunded revolvers and equity investments) using the current rate of interest at the balance sheet date to contractual maturity, excluding the effects of future scheduled principal amortizations.

(5)	Includes affiliate investments of $3.1 million and $19.0 million as of December 31, 2016 and December 31, 2013, respectively. There were no affiliated investments as of either December 31, 2015, December 31, 2014 or December 31, 2012.

*	Table excludes positions with a fair value of zero.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our audited consolidated financial statements and related notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements, which relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties, including statements as to:

•	our future operating results;

•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, which could result in changes to the value of our assets;

•	our business prospects and the prospects of our current and prospective portfolio companies;

•	the impact of investments that we expect to make;

•	the impact of increased competition;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy, including general economic trends, and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the relative and absolute performance of our Investment Adviser, including in identifying suitable investments for us;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	our ability to make distributions to our stockholders;

•	the effects of applicable legislation and regulations and changes thereto;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies; and

•	the impact of future acquisitions and divestitures.

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

Overview

We are an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company under the 1940 Act. In addition, for tax purposes, we have elected to be treated as a RIC under Subchapter M of Code and intend to qualify annually for such treatment. Our shares are currently listed on The NASDAQ Global Select Market under the symbol “GARS”.

Our investment objective is to generate current income and capital appreciation by making investments generally in the range of $5.0 million to $25.0 million primarily in debt securities and loans of U.S. based middle-market companies, which we define as those having EBITDA of between $5.0 million and $50.0 million. Our goal is to generate attractive risk-adjusted returns by assembling a broad portfolio of investments.

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

Our investment activities are managed by Garrison Capital Advisers LLC, our Investment Adviser. The six member investment committee of our Investment Adviser is comprised of Joseph Tansey, Brian Chase, Mitch Drucker, Susan George, Robert Chimenti and Joshua Brandt. Our Investment Adviser is responsible for sourcing potential investments, conducting research and diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. Under the Investment Advisory Agreement, we pay a base management fee and an incentive fee to our Investment Adviser for its services. The Administrator provides certain administrative services and facilities necessary for us to operate, including office facilities and equipment and clerical, bookkeeping and record-keeping services, pursuant to the Administration Agreement. The Administrator oversees our financial reporting and prepares our reports to stockholders and reports required to be filed with the SEC.

The Administrator also manages the determination and publication of our net asset value, the preparation and filing of our tax returns and generally monitors the payment of our expenses and the performance of administrative and professional services rendered to us by others. The Administrator may retain third parties to assist in providing administrative services to us. To the extent that the Administrator outsources any of its functions, we pay the fees associated with such functions on a direct basis without any profit to the Administrator.

As of December 31, 2016, we held investments in 58 portfolio companies with a fair value of $376.7 million, including investments in 41 portfolio companies held through the 2016-2 CLO. The investments held by the 2016-2 CLO as of December 31, 2016 consisted of senior secured loans fair valued at $260.2 million and related indebtedness of $164.3 million. As of that date, the loans held by the 2016-2 CLO (held at fair value), together with cash and other assets held by the 2016-2 CLO, equaled approximately $275.6 million. As of December 31, 2016, our portfolio had an average investment size of approximately $6.2 million, a weighted average yield on debt investments of 10.9% and a weighted average contractual maturity of 37 months.

As of December 31, 2015, we held investments in 67 portfolio companies with a fair value of $415.0 million, including investments in 50 portfolio companies held through the 2013-2 CLO. The investments held by the 2013-2 CLO as of December 31, 2015 consisted of senior secured loans fair valued at $306.6 million and related indebtedness of $194.8 million. As of that date, the loans held by the 2013-2 CLO (held at fair value), together with cash and other assets held by the 2013-2 CLO, equaled approximately $323.5 million. As of December 31, 2015, our portfolio had an average investment size of approximately $6.2 million, a weighted average yield on debt investments of 10.8% and a weighted average contractual maturity of 44 months.

Revenues

We generate revenue in the form of interest earned on the debt investments that we hold and capital gains and distributions, if any, on the equity interests or warrants that we may acquire in portfolio companies. Our debt investments, whether in the form of senior secured, unitranche or mezzanine loans, typically have a term of one to six years and bear interest at a fixed or floating rate. Interest is generally payable quarterly or semiannually, and in some cases, loans may have a PIK feature. The principal amount of the debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of loan origination, prepayment, facility, commitment, forbearance and amendment fees. We also may receive structuring or diligence fees, consulting fees and possibly fees for providing managerial assistance. Origination fees received by us are initially deferred and reduced from the cost basis of the investment and subsequently accreted into interest income over the remaining stated term of the loan.

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

Recent Developments

On February 28, 2017 the Board approved a distribution in the amount of $4.5 million, or $0.28 a share, which will be paid on March 30, 2017 to stockholders of record as of March 23, 2017.

Portfolio Activity

For the year ended December 31, 2016, we made investments of $101.3 million to 12 new portfolio companies and $14.0 million of add-on investments to existing portfolio companies resulting in aggregate $115.3 million of portfolio additions at a weighted average yield of 10.0%. For the year ended December 31, 2016, repayments in our portfolio consisted of 17 early full repayments and partial repayments and sales totaling an aggregate par of $139.1 million with a weighted average yield of 10.2%.

For the three months ended December 31, 2016, we made investments of $15.7 million to two new portfolio companies and $2.9 million of add-on investments to existing portfolio companies resulting in aggregate $18.6 million of portfolio additions at a weighted average yield of 8.0%. For the three months ended December 31, 2016, repayments in our portfolio consisted of seven early full repayments and partial repayments and sales totaling an aggregate par of $42.8 million with a weighted average yield of 11.5%.

Consolidated Results of Operations

As a business development company and a RIC, we are subject to certain constraints on our operations, including limitations imposed by the 1940 Act and the Code.

Consolidated operating results for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 are as follows:

	Year Ended	Year Ended	Year Ended	2016 vs. 2015	2015 vs. 2014
($ in thousands, except per share data)	December 31, 2016	December 31, 2015	December 31, 2014	Variance	Variance
Net investment income	$19,085	$29,944	$22,009	$(10,859)	$7,935
Total investment income	42,951	51,317	50,459	(8,366)	858
Total expenses	23,866	21,373	28,450	2,493	(7,077)
Net realized (loss)/gain on investments	(30,591)	(11,685)	10,702	(18,906)	(22,387)
Net change in unrealized gain/(loss) on investments	6,696	(21,919)	(2,227)	28,615	(19,692)
Net (decrease)/increase in net assets resulting from operations	(4,810)	(3,660)	30,484	(1,150)	(34,144)

Net investment income per share	1.18	1.79	1.31	(0.61)	0.48
Net realized/unrealized (loss)/gain from investments per share	(1.48)	(2.01)	0.51	0.53	(2.52)
Net (loss)/earnings per share	(0.30)	(0.22)	1.82	(0.08)	(2.04)
Net asset value per share	12.42	13.98	15.58	(1.56)	(1.60)

Net Investment Income

Net investment income for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 was $19.1 million, $29.9 million and $22.0 million, respectively. Net investment income decreased by $10.9 million for the year ended December 31, 2016 from the year ended December 31, 2015, and increased $7.9 million for the year ended December 31, 2015 from the year ended December 31, 2014, as described below under “Total Investment Income” and “Expenses.”

Total Investment Income

Total investment income for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 was $43.0 million, $51.3 million and $50.5 million, respectively.

Total investment income decreased by $(8.4) million for the year ended December 31, 2016 from the year ended December 31, 2015 due to a decrease in interest income in the amount of $(6.9) million and a decrease in other income of $(1.5) million.

The decrease in interest income was largely driven by our non-performing assets and lower investment balances during the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease in other income was primarily driven by lower prepayment and amendment fees recognized during 2016 as compared to 2015.

Total investment income increased by $0.9 million for the year ended December 31, 2015 from the year ended December 31, 2014 due to an increase in interest income in the amount of $1.5 million, offset by a decrease in dividend income in the amount of $(0.4) million and a decrease in net accretion from the amortization of discounts in the amount of $(0.2) million.

The increase in interest income was largely driven by an increase in the weighted average yield of our debt investments to 10.8% in 2015 from 10.5% in 2014. The decrease in dividend income was primarily driven by decrease in dividend income from one portfolio investment that was sold in 2014.

Expenses

Total expenses for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 were $23.9 million, $21.4 million and $28.5 million, respectively.

During the year ended December 31, 2016, the increase in total expenses of $2.5 million was driven primarily by (i) non-recurring expenses in the amount of $3.4 million related to the refinancing of the 2013-2 CLO and (ii) higher interest expense on our debt outstanding offset by lower management and incentive fees recorded.

The $3.4 million of non-recurring expenses related to the refinancing of the 2013-2 CLO was comprised of (i) a $1.8 million write-off of third party expenses associated with our 2013-2 CLO which had been previously deferred and were being amortized over the stated life of the 2013-2 CLO and (ii) the acceleration of $1.6 million of third party expenses associated with the execution of the 2016-2 CLO.

The following table summarizes our expenses, net of fee waivers and excluding the losses on the refinancing of the secured notes offered in the 2013-2 CLO and the $10.0  million revolving facility of GLC Trust 2013-2, or the GLC Trust 2013-2 Revolver, for the years ended December 31, 2016 and December 31, 2014, respectively, and the acceleration of deferred financing costs included in interest expense for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

	Year Ended	Year Ended	Year Ended	2016 vs. 2015	2015 vs. 2014
($ in thousands)	December 31, 2016	December 31, 2015	December 31, 2014	Variance	Variance
Interest	$8,313	$7,428	$7,157	$885	$271
Management fees (net of waivers)	6,972	7,755	8,065	(783)	(310)
Incentive fees	-	1,135	8,409	(1,135)	(7,274)
Professional fees	1,369	1,309	1,160	60	149
Directors fees	379	405	379	(26)	26
Administrator expenses	1,260	1,052	712	208	340
Other expenses	2,199	2,289	2,324	(90)	(35)
Total expenses	$20,492	$21,373	$28,206	$(881)	$(6,833)

Interest expense increased $0.9 million, for the year ended December 31, 2016 from the year ended December 31, 2015, due to an increase in the average effective interest rate on debt outstanding. As of December 31, 2016 and December 31, 2015, the weighted average effective interest rate for total outstanding debt was 3.88% and 3.20%, respectively.

Interest expense increased $0.3 million, for the year ended December 31, 2015 from the year ended December 31, 2014, due to an increase in the average effective interest rate on debt outstanding. As of December 31, 2015 and December 31, 2014, the weighted average effective interest rate for total outstanding debt was 3.20% and 3.04%, respectively.

Management fees decreased $(0.8) million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This decrease was driven by a reduction in total assets and the irrevocable waiver of certain fees during the three months ended December 31, 2016. Refer to Note 8 of our consolidated financial statements for additional disclosures around these fee waivers.

Management fees decreased $(0.3) million for the year ended December 31, 2015 from the year ended December 31, 2014 primarily due to the decrease in total assets.

Incentive fees decreased $(1.1) million for the year ended December 31, 2016 from the year ended December 31, 2015. Incentive fees decreased in the year ended December 31, 2016 primarily due to the reversal of Income-based incentive fees that were subject to the Incentive Fee Cap & Deferral Mechanism, as a result of realized and unrealized losses on investments. Refer to Note 8 of our consolidated financial statements for additional discussion of our incentive fee.

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

Administrator expenses increased $0.2 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 due primarily to higher overhead staffing costs. Administrator expenses for the year ended December 31, 2015 increased $0.3 million from the year ended December 31, 2014, primarily driven by higher allocation of overhead costs due to the hiring of additional personnel.

Net Realized Gain (Loss) and Net Change in Unrealized Gain (Loss) on Investments

For the year ended December 31, 2016, we realized a net loss on investments of $(30.6) million. Net realized losses for the year ended December 31, 2016 were primarily driven by a $(12.7) million loss in connection with the restructuring of our investment in Speed Commerce Inc., a $(11.1) million loss on BFN Operations LLC, a $(5.8) million loss on Forest Park Medical Center at Fort Worth, a $(1.3) million loss on SC Academy Holdings, Inc. and $(1.3) million of realized losses in the GLC Trust 2013-2’s consumer loan portfolio. This was partially offset by a $0.3 million realized gain on Ellman International, Inc., a $0.3 million realized gain on Provo Craft Holdings, LLC and $1.0 million of gains from the partial and full repayments and sales of other portfolio investments.

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

The net change in unrealized gain on investments of $6.7 million for the year ended December 31, 2016 was primarily driven by $16.9 million from the reversal of prior period net unrealized losses across 16 investments and positive fair value adjustments of $3.6 million, partially offset by $(10.2) million of negative credit-related adjustments across 6 portfolio investments and $(3.6) million of negative market-related adjustments across 4 portfolio investments. The $16.9 million of reversals of prior period net unrealized losses included $9.8 million from Speed Commerce, Inc., $5.3 million from BFN Operations LLC and $1.8 million from Forest Park Medical Center at Fort Worth. The $2.8 million of positive fair value adjustments were primarily driven by yield adjustments due to tightening credit spreads and higher bid quotations on our syndicated credits. The $(10.2) million of negative credit-related adjustments included unrealized losses from the Forest Park Medical Center at San Antonio, Badlands Production Company and Speed Commerce Investment Partners investments in the amounts of $(3.9) million, $(3.8) million and $(1.7) million, respectively. The $(3.6) million of market-related adjustments was comprised of $(2.2) million from our equity investment in Prosper Marketplace, $(0.8) million from Rooster Energy Inc., $(0.3) million from Confluence Outdoors, LLC and $(0.3) million from Profusion Industries, LLC.

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

Net (Decrease) / Increase in Net Assets from Operations

We had a net asset value per common share outstanding on December 31, 2016, December 31, 2015 and December 31, 2014 of $12.42, $13.98 and $15.58, respectively.

Based on basic weighted average shares outstanding of 16,149,866, the net decrease in net assets from operations per share for the year ended December 31, 2016 was $(0.31). This decrease was primarily driven by net realized losses from investments incurred during the year ended December 31, 2016.

Based on basic weighted average shares outstanding of 16,742,531, the net decrease in net assets from operations per share for the year ended December 31, 2015 was $(0.22).

Based on basic weighted average shares outstanding of 16,758,779, the net increase in net assets from operations per share for the year ended December 31, 2014 was $1.82.

Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders and will have an ongoing need to raise additional capital for investment purposes. We generate cash primarily from offerings of our equity securities and the issuance of debt securities including the 2016-2 Notes, as described below, Garrison SBIC Debentures and any repayments of portfolio investments. In addition, our cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less also provide liquidity.

As of December 31, 2016 and December 31, 2015 we had cash of $10.4 million and $25.0 million, respectively. Also, as of December 31, 2016 and December 31, 2015 we had restricted cash of $12.6 million and $11.8 million, respectively.

In addition to proceeds from public and private offerings of our debt and equity securities, we have identified three portfolio companies with a total par value of $10.0 million and a fair value of $9.9 million which we view as transitory investments. Transitory investments are generally those investments that we view as an additional source of liquidity that we are able to sell in order to fund investments that fit our core investment strategy. These transitory investments are generally at the lower end of our target portfolio yield range.

Our primary use of funds from operations includes investments in portfolio companies, cash distributions to holders of our common stock, payments of interest on our debt, and payments of fees and other operating expenses we incur. We believe that our existing cash and cash equivalents, available borrowings and our transitory portfolio as of December 31, 2016 will be sufficient to fund our anticipated funding requirements through at least December 31, 2017.

The following tables reflect the cash distributions per share that we have declared on our common stock for the fiscal years ended December 31, 2016 and December 31, 2015.

Record Dates ($ in thousands except per share data)	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
Year Ended December 31, 2016 (1)
December 9, 2016	November 1, 2016	December 23, 2016	$4,494	$0.28
September 9, 2016	August 2, 2016	September 23, 2016	5,617	0.35
June 10, 2016	May 2, 2016	June 24, 2016	5,655	0.35
March 8, 2016	February 24, 2016	March 28, 2016	5,685	0.35
			$21,451	$1.33

 ______________

(1)	Does not include any return of capital for tax purposes.

Record Dates ($ in thousands except per share data)	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
Year ended December 31, 2015 (1)
December 11, 2015	November 2, 2015	December 28, 2015	$5,820	$0.35
September 10, 2015	July 30, 2015	September 25, 2015	5,866	0.35
June 12, 2015	April 30, 2015	June 26, 2015	5,866	0.35
March 20, 2015	March 3, 2015	March 27, 2015	5,866	0.35
			$23,418	$1.40

______________

(1)	Does not include any return of capital for tax purposes.

During the year ended December 31, 2016, cash decreased by $(14.6) million as a result of net cash provided by operating activities of $37.0 million offset by cash used in financing activities in the amount of $(51.6) million.

During the year ended December 31, 2016, cash provided by operating activities resulted mainly from net investment income in the amount of $19.1 million, repayments and sales of investments in the amount of $107.2 million and $34.1 million, respectively, offset by purchases of investments in the amount of $123.9 million, and net realized loss from investments in the amount of $30.6 million. Net cash used in financing activities resulted from cash distributions in the amount of $21.5 million, repayment of the senior secured revolving notes of the CLOs in the amount of $35.0 million, repayment of the GLC Trust 2013-2 Class A notes in the amount of $10.9 million, repurchases of common stock in the amount of $5.0 million and debt issuance costs of $2.8 million, offset by proceeds from the Garrison SBIC borrowings in the amount of $17.7 million and net proceeds from the borrowing on senior secured term notes of the CLOs in the amount of $6.0 million.

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

As of December 31, 2016 and December 31, 2015 we had $4.8 million and $6.9 million of unfunded commitments, respectively, with a fair value of $(0.1) million and $(0.1) million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2016 and December 31, 2015, respectively, subject to the terms of each loan’s respective credit agreement.

Subject to leverage and borrowing base restrictions, as of December 31, 2016, we had approximately $25.0 million available for additional borrowings under our senior secured revolving notes of the 2016-2 CLO, $33.0 million of available SBIC leverage and no available borrowings under the GLC Trust 2013-2 Revolver. As of December 31, 2015, we had approximately $15.0 million available for additional borrowings under our senior secured revolving notes of the 2013-2 CLO, $15.7 million of available SBIC leverage and no available borrowings under the GLC Trust 2013-2 Revolver.

Portfolio Composition and Select Portfolio Information

As of December 31, 2016, we held investments in 58 portfolio companies with a fair value of $376.7 million. As of December 31, 2016, our portfolio had an average investment size of approximately $6.2 million, a weighted average yield on debt investments of 10.9% and a weighted average contractual maturity of 37 months.

As of December 31, 2015, we held investments in 67 portfolio companies with a fair value of $415.0 million. As of December 31, 2015, our portfolio had an average investment size of approximately $6.2 million, a weighted average yield on debt investments of 10.8% and a weighted average contractual maturity of 44 months.

The following table shows select information of our portfolio as of December 31, 2016 and December 31, 2015.

Portfolio characteristics ($ in millions, % based on fair market value)*	December 31, 2016	December 31, 2015
Total fair market value	$376.7	$415.0
Number of portfolio companies	57	66
Average investment size (1)	$6.2	$6.2
Weighted average yield (2)	10.9%	10.8%
Weighted average price (1)	95.0	92.9
First lien	96.6%	91.8%
Second lien & mezzanine/subordinated	-%	1.8%
Consumer loans	1.8%	4.2%
Equity & other	1.6%	2.2%
Core	97.3%	91.2%
Transitory	2.7%	8.8%
Originated (3)	53.0%	56.4%
Club (4)	27.0%	26.1%
Purchased	20.0%	17.5%
Floating (1)	96.8%	93.2%
Fixed (1)	3.2%	6.8%
Performing (1)	97.5%	94.1%
Non-accrual (1)	2.5%	5.9%
Weighted average debt/EBITDA (1) (2) (5)	3.6	x	3.6	x
Weighted average risk rating (1)	2.49	2.66

______________

(1)	Excludes consumer loans and equity investments.

(2)	Excludes investments with a risk rating of 4, unfunded revolvers and equity investments.

(3)	Originated positions include investments where we have sourced and led the execution of the deal.

(4)	Club positions include investments where we provide direct lending to a borrower with one or two other lenders but did not lead the deal.

(5)	Excludes non-operating portfolio companies, which we define as those investments collateralized by real estate, proved developed producing value, or PDP, or other hard assets. PDPs are proven revenues that can be produced with existing wells. As of December 31, 2016, $49.6 million of par value and $36.0 million of fair market value was excluded. As of December 31, 2015, $33.5 million of par value and $32.7 million of fair market value was excluded.

*	Table excludes positions with a fair market value of zero.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2016 and December 31, 2015, we had $4.8 million and $6.9 million of outstanding commitments to fund such investments, respectively. As of December 31, 2016 and December 31, 2015, we had $22.9 million and $36.8 million of cash and restricted cash, respectively.

Contractual Obligations

A summary of our significant contractual payment obligations as of December 31, 2016 is as follows:

	Payments Due by Period
	Less Than	1 - 3	3 - 5	More Than
($ in thousands)	1 Year	Years	Years	5 Years	Total
2016-2 Secured Notes	$-	$-	$-	$167,000	$167,000
GLC Trust 2013-2 Class A Note	-	-	5,048	-	5,048
SBIC Borrowings(1)	-	-	-	37,000	37,000
Total contractual obligations	$-	$-	$5,048	$204,000	$209,048

(1)	Includes $7.0 million of interim financings which mature on March 29, 2017, upon which we expect them to be pooled in ten year, SBA-guaranteed debentures.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with Garrison Capital Advisers LLC, under which our Investment Adviser is responsible for sourcing potential investments, conducting research and diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.

•	Garrison Capital Administrator provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.

•	We have entered into the License Agreement with Garrison Investment Group pursuant to which Garrison Investment Group has agreed to grant us a non-exclusive, royalty-free license to use the name “Garrison.”

•	GLC Trust 2013-2 entered into the GLC Trust 2013-2 Administration Agreement with the Administrator, fees incurred under this agreement are included in total administrator expenses presented on the consolidated statement of operations.

•	Under the Staffing Agreement, Garrison Investment Group provides Garrison Capital Advisers with the resources necessary to fulfill these obligations. The Staffing Agreement provides that Garrison Investment Group will make available to Garrison Capital Advisers experienced investment professionals and access to the senior investment personnel of Garrison Investment Group for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of Garrison Capital Advisers’ investment committee serve in such capacity. The Staffing Agreement remains in effect until terminated and may be terminated by either party without penalty upon 60 days’ written notice to the other party. Services under the Staffing Agreement are provided to Garrison Capital Advisers on a direct cost reimbursement basis, and such fees are not our obligation.

•	In connection with the 2016-2 CLO, we retained the Investment Adviser to furnish collateral management sub-management services to us pursuant to a sub-collateral management agreement. The Investment Adviser does not receive a fee for providing such services.

•	Effective as of October 1, 2016, the Investment Adviser, in consultation with our board of directors agreed to irrevocably waive any fees payable to the Investment Adviser under the Investment Advisory Agreement with respect to a calendar quarter in excess of the sum of (i) 0.375% per quarter (1.50% annualized) of our gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds, calculated based on the average carrying value of our gross assets at the end of the two most recently completed calendar quarters, (ii) 20% of Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, in excess of a “hurdle rate” of 1.75% per quarter (7.00% annualized) and (iii) in the case of the final calendar quarter of each year, the capital gains incentive fee. This waiver will be in effect until the earlier of (i) June 30, 2017 and (ii) approval by our stockholders of an amendment to the Investment Advisory Agreement to decrease the base management fee to an annual rate of 1.50% and to decrease the “hurdle rate” for the income-based portion of the Incentive Fee to 1.75% per quarter (7.00% annualized).

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

Basis for Consolidation

The consolidated financial statements include the accounts of Garrison Capital Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The accounts of the subsidiaries are prepared for the same reporting period as us using consistent accounting policies. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC Topic 946, we are precluded from consolidating any entity other than another investment company.

We generally consolidate any investment company when we own 100% of its partners’ or members’ capital or equity units or 100% of the economic equity interest. ASC Topic 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries.

Garrison Funding 2013-2 Manager LLC owns a 100% economic interest in Garrison Funding 2013-2 Ltd., which was an investment company for accounting purposes, and also provided collateral management services solely to Garrison Funding 2013-2 Ltd.. As such, we consolidated the accounts of these entities into these consolidated financial statements. As a result of this consolidation, the amounts outstanding under the 2013-2 CLO are treated as our indebtedness.

Garrison Capital Inc. owns a 100% economic interest in GF 2016-2, which was an investment company for accounting purposes, and also provides collateral management services solely to GF 2016-2. As such, hawse have consolidated the accounts of these entities into its consolidated financial statements. As a result of this consolidation, the amounts outstanding under the 2016-2 CLO are treated as our indebtedness.

The GARS Equity Holdings Entities, Walnut Hill II LLC, Forest Park II LLC, Garrison SBIC and GLC Trust 2013-2 are 100% owned investment companies for accounting purposes. As such, we have consolidated the accounts of these entities into these consolidated financial statements. As a result of this consolidation, indebtedness of Garrison SBIC and the amounts outstanding under the GLC Trust 2013-2 Notes are treated as our indebtedness.

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

In valuing our debt investments, the Investment Adviser generally uses various approaches, including proprietary models that consider the analyses of independent valuation agents as well as credit risk, liquidity, market credit spreads, other applicable factors for similar transactions and bid quotations obtained from other financial institutions that trade in similar investments or based on bid prices provided by independent third party pricing services.

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

The types of factors that the board of directors may take into account when reviewing the fair value initially derived by the Investment Adviser and determining the fair value of our consumer loan investments generally include, as appropriate, prepayment and default rates derived from historical performance, actual performance as compared to historical projections and discount rates.

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

The valuation process is conducted at the end of each fiscal quarter, with a portion of our valuations of portfolio companies without market quotations subject to review by the independent valuation firms each quarter. When an external event with respect to one of our portfolio companies, such as a purchase transaction, public offering or subsequent equity sale occurs, we expect to use the pricing indicated by the external event to corroborate our valuation ..

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

We accrue interest income if we expect that ultimately we will be able to collect it. Generally, when an interest default occurs on a loan in our portfolio, or if our management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we will place the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. We had two investments placed on non-accrual status as of December 31, 2016 and four investments placed on non-accrual status as of December 31, 2015.

Any original issue discounts, as well as any other purchase discounts or premiums on debt investments, are accreted or amortized and included in interest income over the maturity periods of the investments.

Interest Expense

Interest expense is recorded on an accrual basis and is adjusted for amortization of deferred debt issuance costs.

Other Expenses

Expenses related to, but not limited to, ratings expenses, due diligence, valuation expenses and independent collateral appraisals may arise when we make certain investments. These expenses, as well as insurance expenses and trustee expenses are recognized as incurred in the consolidated statements of operations within other expenses.

Loan Origination, Facility, Commitment and Amendment Fees

We may receive loan origination fees when making a new investment, as well as prepayment, facility, commitment, forbearance, and amendment fees during the life of the investment.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions, and would distribute such taxable income in the next tax year. We would then pay a 4% excise tax on such taxable income, as required. To the extent that we determine that its estimated current year annual taxable income, determined on a calendar basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2016, December 31, 2015 and December 31, 2014, $0.1 million, $0.2 million and $0.1 million, respectively, was recorded for U.S. federal excise tax, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the period covered by our financial statements, the majority of the loans in our portfolio had floating interest rates, and we expect that our loans in the future will also have floating interest rates. These loans are usually based on a floating LIBOR and typically have interest rate re-set provisions that adjust applicable LIBOR under such loans to current market rates on a regular basis. In addition, the 2016-2 CLO has a floating interest rate provision based on a cost of funds that approximates LIBOR and we expect that any credit facilities or other financing arrangements into which we enter in the future may have floating interest rate provisions.

Assuming that the consolidated statement of financial condition as of December 31, 2016 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	(Decrease)/increase		Net increase
	in	(Decrease)/increase	in
Change in interest rates	interest income	in interest expense	investment income
($ in thousands)
Down 25 basis points	$(156)	$(372)	$216
Up 50 basis points	1,907	939	968
Up 100 basis points	3,701	1,684	2,017
Up 200 basis points	7,306	3,174	4,132
Up 300 basis points	10,911	4,664	6,247

Although management believes that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including indebtedness under the 2016-2 CLO, Garrison SBIC borrowings or additional borrowings, that could affect our net increase in net assets resulting from operations or net income. Accordingly, we cannot assure you that actual results would not differ materially from the statement above.

We may in the future hedge against currency and interest rate fluctuations by using standard hedging instruments such as futures, forward contracts, currency options and interest rate swaps, caps, collars and floors, including with respect to the obligations of the 2016-2 CLO, to the extent permitted under the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in currency exchange and interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. We and our Investment Adviser have not hedged any of the obligations of the 2016-2 CLO.

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

Management assessed the effectiveness of Garrison Capital’s internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Garrison Capital Inc. and Subsidiaries:

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of Garrison Capital Inc. and Subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2016, the GLC Trust 2013-2 schedule of investments as of December 31, 2016 included as Exhibit 99.1, and the GLC Trust 2013-2 schedule of investments as of December 31, 2015 included as Exhibit 99.2 (not filed herewith). These consolidated financial statements and GLC Trust 2013-2 schedules of investments are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and GLC Trust 2013-2 schedules of investments based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of December 31, 2016, by correspondence with the custodians, loan agents, trustees or management of the underlying investments, as applicable, or by other appropriate auditing procedures where replies from these parties, as applicable, were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and GLC Trust 2013-2 schedules of investments referred to above present fairly, in all material respects, the financial position of Garrison Capital Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

New York, New York
March 7, 2017

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Financial Condition

($ in thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015

Assets
Cash	$10,378	$24,985
Restricted cash	12,568	11,833
Due from counterparties	2,083	1,564
Investments, at fair value
Non-control/non-affiliate investments (amortized cost of $387,265 and $437,053, respectively)	373,601	415,001
Non-control/affiliate investments (amortized cost of $4,796 and $0, respectively)	3,103	-
Accrued interest receivable	3,387	5,919
Other assets	1,427	999
Total assets	$406,547	$460,301

Liabilities
Due to counterparties	$-	$368
Management fee payable (Note 8)	42	1,828
GLC Trust 2013-2 Class A note (Note 7)	4,953	15,664
Senior secured revolving note (Note 7)	-	35,000
Senior secured term notes (Note 7)	164,308	156,439
SBIC borrowings (Note 7)	35,851	18,546
Interest payable	1,089	807
Accrued expenses and other payables	896	939
Total liabilities	$207,139	$229,591

Commitments and contingencies (Note 13)

Net assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized,
16,758,779 shares issued and 16,049,352 shares outstanding as of December 31, 2016 and 100,000,000 shares authorized,16,758,779 shares issued and 16,507,594 shares
outstanding as of December 31, 2015	$17	$17
Paid-in-capital in excess of par	249,148	254,239
Underdistributed net investment income	5,165	8,782
Accumulated net realized (loss) from investments	(39,565)	(10,275)
Net unrealized (loss) from investments	(15,357)	(22,053)
Total net assets	199,408	230,710
Total liabilities and net assets	$406,547	$460,301

Shares of common stock outstanding	16,049,352	16,507,594
Net asset value per share	$12.42	$13.98

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2016

($ in thousands, except share amounts)

Security Description	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Common Equity
Apparel Products
Everyware Global, Inc., Common	242,035	$2,714	$1,815	0.91%
Total Apparel Products		2,714	1,815	0.91

Health Services
Juniper TGX Investment Partners, LLC, Common	3,146	671	1,129	0.57
Total Health Services		671	1,129	0.57

Miscellaneous Manufacturing
Valterra Products Holdings, LLC, Class A	185,847	186	673	0.33
Valterra Products Holdings, LLC, Class B	20,650	21	75	0.04
Total Miscellaneous Manufacturing		207	748	0.37

Miscellaneous Retail
Faraday Holdings, LLC, Common	2,752	140	210	0.11
Total Miscellaneous Retail		140	210	0.11

Transportation Services
EZE Trucking, LLC, Common	2,898	268	-	-
Total Transportation Services		268	-	-

Total Common Equity		$4,000	$3,902	1.96%

Preferred Equity
Consumer Finance Services
Prosper Marketplace Series B Preferred Stock(1)(2)	912,865	$551	$2,086	1.05%
Total Consumer Finance Services		551	2,086	1.05

Total Preferred Equity		$551	$2,086	1.05%

Debt Investments
Apparel Products
League Collegiate Holdings, LLC, Term Loan*
LIBOR ("L")+ 8.00%, 0.77% L, 6/28/2021	7,604	$7,501	$7,501	3.77%
Total Apparel Products		7,501	7,501	3.77

Automotive
FRAM Group Holdings Inc. (Autoparts Holdings), Term Loan*
L+ 6.75%,1.00% L Floor, 12/23/2021	9,000	8,821	8,910	4.47
Total Automotive		8,821	8,910	4.47

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2016

(in thousands)

Security Description	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)

Broadcasting & Entertainment
CF Entertainment Inc. (Entertainment Studios), Term Loan*
L + 11.00%,1.00% L Floor, 6/26/2020	10,032	$9,979	$10,133	5.08%
Total Broadcasting & Entertainment		9,979	10,133	5.08

Building & Real Estate
ShelterLogic Corp., Term Loan*
L+ 9.50%,1.00% L Floor, 7/30/2019	9,854	9,752	9,752	4.89
Total Building & Real Estate		9,752	9,752	4.89

Chemicals
Aristech Surfaces LLC, Term Loan B*
L+ 8.00%,1.00% L Floor, 10/17/2019	9,595	9,501	9,501	4.76
Total Chemicals		9,501	9,501	4.76

Communications
Sirva Worldwide, Term Loan*
L+ 6.50%,1.00% L Floor, 11/22/2022	5,900	5,755	5,767	2.89
TableTop Media, LLC, Lease**
10.00%, 10/15/2019	4,354	4,344	4,347	2.18
U.S. Telepacific Corp., Term Loan*
L+ 5.00%,1.00% L Floor, 11/25/2020	1,971	1,961	1,967	0.99
Total Communications		12,060	12,081	6.06

Computer Programming, Data Processing, & Other Computer Related Services
Emtec Global Services Holdings, LLC, Term Loan**(3)
L+ 8.25% Cash, 2.00% PIK, 0.57% L, 11/30/2020	2,820	2,791	2,790	1.40
Emtec Global Services Holdings, LLC, Revolver(3)
L+ 8.25% Cash, 2.00% PIK, 0.57% L, 11/30/2020	335	335	332	0.17
Aptos, Inc., Term Loan B*
L+ 6.75%,1.00% L Floor, 9/1/2022	8,978	8,808	8,808	4.41
Syncsort Incorporated, Term Loan*
L+ 5.25%,1.00% L Floor, 12/23/2022	6,729	6,662	6,662	3.34
Total Computer Programming, Data Processing, & Other Computer Related Services		18,596	18,592	9.32

Consumer Finance Services
Affiliated Wealth Partners Holdings LLC, Term Loan*(1)
L+ 8.00%,1.00% L Floor, 9/15/2020	2,868	2,836	2,836	1.42
PlanMember Financial Corporation, Term Loan*(1)
L+ 6.50%,1.50% L Floor, 12/31/2020	1,154	1,139	1,154	0.58
Project Sunshine IV Pty Ltd (Sensis), New Term Loans*(1)
L+ 7.00%,1.00% L Floor, 9/23/2019	6,876	6,747	6,833	3.42
Total Consumer Finance Services		10,722	10,823	5.42

Cosmetics/Toiletries
ActivStyle, Inc., Term Loan**
L+ 9.00%,0.88% L, 7/9/2020	9,656	9,537	9,656	4.84
Total Cosmetics/Toiletries		9,537	9,656	4.84

Electrical Equipment
AbelConn, LLC (Atrenne Computing), Term Loan*
L+ 8.50%,1.00% L Floor, 7/17/2019	9,688	9,589	9,589	4.81
Total Electrical Equipment		9,589	9,589	4.81

Equipment Rental & Leasing
University Furnishings, L.P., Term Loan B**
L+ 6.75%, 0.77% L, 12/17/2020	7,102	7,006	6,990	3.51
Total Equipment Rental & Leasing		7,006	6,990	3.51

Food Stores & Distributors - Retail
Diamond Crystal Brands, Inc., Term Loan**
L+ 7.75%, 0.77% L, 7/29/2021	5,460	5,408	5,460	2.74
Specialty Bakers LLC, Term Loan*
L+ 7.50%,1.00% L Floor, 8/7/2019	9,818	9,707	9,720	4.87
Total Food Stores & Distributors - Retail		15,115	15,180	7.61

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2016

(in thousands)

Security Description	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Health Services
Aurora Diagnostics, LLC, Delayed Draw Term Loan*
L+ 7.13%,1.25% L Floor, 7/31/2019	850	$850	$850	0.42%
Aurora Diagnostics, LLC, Delayed Draw Term Loan B*
L+ 7.13%,1.25% L Floor, 7/31/2019	598	598	598	0.30
Aurora Diagnostics, LLC, Term Loan*
L+ 7.13%,1.25% L Floor, 7/31/2019	5,506	5,476	5,507	2.76
Forest Park Medical Center at San Antonio, LLC, Lease(4)
13.00%, 2/11/2020	8,982	8,832	2,392	1.20
Forest Park Medical Center at San Antonio, LLC, Term Loan(4)
14.00%, on Demand	1,951	1,914	520	0.26
RCS Management Corporation (SMS), Term Loan B**
L+ 10.50%,1.00% L Floor, 7/29/2018	9,500	9,351	9,350	4.69
SCG Capital Corporation (Radiation Therapy), Term Note
12.00%, 5/1/2017	822	822	822	0.41
Theragenics Corporation, Term Loan**
L+ 12.00%,1.00% L Floor, 12/23/2020	6,977	6,877	6,952	3.49
Walnut Hill Physicians' Hospital, LLC, Lease
12.50%, 4/30/2019	6,765	6,765	6,765	3.39
Total Health Services		41,485	33,756	16.92

Insurance Agents
Worley Claims Services, LLC, Term Loan*
L+ 8.00%,1.00% L Floor, 10/31/2020	10,290	10,238	10,291	5.16
Total Insurance Agents		10,238	10,291	5.16

Metal Mining
Metal Services LLC (Phoenix), New Term Loans*
L+ 7.50%,1.00% L Floor, 6/30/2019	6,081	6,010	6,096	3.06
Total Metal Mining		6,010	6,096	3.06

Miscellaneous Manufacturing
AP Gaming I, LLC, Term B Loan*
L+ 8.25%,1.00% L Floor, 12/21/2020	10,117	9,998	10,050	5.04
CR Brands, Inc., Term Loan*
L+ 9.25%,1.00% L Floor, 8/23/2017	9,722	9,685	9,681	4.85
Inteva Products, LLC, Term Loan*
L+ 8.50%,1.25% L Floor, 9/8/2021	4,960	4,914	4,985	2.50
Kranos Acquisition Corp., Term Loan*
L+ 10.00%,1.00% L Floor, 6/15/2017	8,293	8,277	8,281	4.15
Lexmark Carpet Mills, Inc., Term Loan*
L+ 10.00%,1.00% L Floor, 12/19/2019	9,578	9,436	9,436	4.73
PCCR USA, Inc., Term Loan A*
L+ 8.00%,1.00% L Floor, 12/1/2019	6,650	6,573	6,650	3.33
PCCR USA, Inc., Term Loan B*
L+ 8.00%,1.00% L Floor, 12/1/2019	1,709	1,685	1,709	0.86
Profusion Industries, LLC, Term Loan*
L+ 9.00%, 0.82% L, 6/19/2020	9,785	9,649	9,296	4.66
Texas Hydraulics Holding, Inc., Term Loan**
L+ 6.50%,0.77% L, 2/17/2021	8,200	8,065	8,065	4.04
Total Miscellaneous Manufacturing		68,282	68,153	34.16

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2016

(in thousands)

Security Description	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Miscellaneous Retail
360 Holdings III Corp., Term Loan*
L+ 9.00%, 1.00% L Floor, 10/1/2021	7,308	$7,067	$7,067	3.54%
Confluence Outdoor, LLC, Term Loan*
L+ 7.00%,1.00% L Floor, 4/18/2019	6,657	6,604	6,324	3.17
Confluence Outdoor, LLC, Delayed Draw Term Loan
L+ 7.00%,1.00% L Floor, 4/18/2019	999	991	949	0.48
HRI Holding Corp. (Houlihans Restaurants), Term Loan*
L+ 6.25%,1.00% L Floor, 12/17/2020	6,800	6,688	6,692	3.36
Interior Specialists, Inc., Term Loan*
L+ 8.00%,1.00% L Floor, 6/30/2020	10,040	9,900	10,040	5.04
Sears Holdings Corporation, Term Loan*
L+ 7.50%, 1.00% L Floor, 7/20/2020	1,600	1,561	1,598	0.80
Western Convenience Stores, Inc., Term Loan*
L+ 11.00%, 0.63% L, 9/1/2019	9,000	8,760	8,760	4.39
Total Miscellaneous Retail		41,571	41,430	20.78

Miscellaneous Services
Simmons Research LLC, Term Loan*
L+ 10.50%,0.88% L, 12/11/2020	3,810	3,750	3,750	1.88
Sprint Industrial Holdings, LLC, Term Loan (First Lien)*
L+ 5.75%,1.25% L Floor, 5/14/2019	4,774	4,759	3,437	1.73
YourMembership Holding Company, Term Loan A**
L+ 7.00%,1.00% L Floor, 9/12/2019	9,371	9,328	9,371	4.70
Total Miscellaneous Services		17,837	16,558	8.31

Oil & Gas
Badlands Production Company (fka Gasco), Term Loan(4)
L+ 17.50%, 1.00% L Floor, 5/14/2018	10,500	10,403	6,300	3.17
Iracore International Holdings, Inc., Term Loan*
L+ 9.00%,1.00% L Floor, 7/10/2020	8,878	8,784	8,878	4.45
Rooster Energy Ltd., Term Loan*(3)
L+ 11.50%, Cash, 8.00% PIK, 1.50% L Floor, 6/25/2018	5,587	5,517	4,470	2.24
Total Oil & Gas		24,704	19,648	9.86

Printing & Publishing
Dodge Data & Analytics LLC, Term Loan*
L+ 8.75%,1.00% L Floor, 10/31/2019	9,023	8,921	8,921	4.47
Total Printing & Publishing		8,921	8,921	4.47

  See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2016

(in thousands)

Security Description	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Debt Investments (continued)
Specialty Services
Del Mar Recovery Solutions, Inc., Term Loan**
L+ 8.50%,0.61% L, 6/27/2021	8,526	$8,392	$8,392	4.21%
Del Mar Recovery Solutions, Inc., Revolver*
L+ 8.50%,0.61% L, 6/27/2021	495	495	487	0.24
Total Specialty Services		8,887	8,879	4.45

Transportation Services
Fleetgistics Holdings, Inc., Term Loan*
L+ 6.13%,2.00% L Floor, 12/31/2018	900	900	810	0.41
Gruden Acquisition, Inc., Term Loan (First Lien)*
L+ 4.75%,1.00% L Floor, 8/18/2022	1,980	1,947	1,881	0.93
MXD Group, Inc. (fka Exel Direct Inc.), Term Loan*(3)
L+ 11.00% Cash, 2.00% PIK, 1.00% L Floor, 5/31/2018	15,380	15,229	14,618	7.34
Raymond Express International, LLC, Term Loan*
L+ 7.75%,1.75% L Floor, 2/28/2018	1,507	1,503	1,205	0.60
Total Transportation Services		19,579	18,514	9.28

Total Debt Investments		$375,693	$360,954	180.99%

Financial Assets
Consumer Finance Services
GLC Trust 2013-2 Consumer Loan Pool(1)(5)	7,086	$7,086	$6,756	3.39%
Total Consumer Finance Services		7,086	6,756	3.39

Total Financial Assets		$7,086	$6,756	3.39%

Unfunded Commitments
Apparel Products
League Collegiate Holdings, LLC Revolver*(6)
0.75%, 6/28/2021	2,200	$(30)	$(30)	(0.02)%
Total Apparel Products		(30)	(30)	(0.02)

Computer Programming, Data Processing, & Other Computer Related Services
Emtec Global Services Holdings, LLC, Revolver(6)
0.00%, 11/30/2020	123	(5)	(1)	-
Total Computer Programming, Data Processing, & Other Computer Related Services		(5)	(1)	-

Health Services
Aurora Diagnostics, LLC, Revolver*(6)
0.38%, 7/31/2019	1,020	(6)	(6)	-
Total Health Services		(6)	(6)	-

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2016

(in thousands)

Security Description	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Unfunded Commitments (continued)
Miscellaneous Services
Del Mar Recovery Solutions, Inc. Revolver*(6)
0.75%, 6/27/2021	825	$(21)	$(14)	(0.01)%
YourMembership Holding Company, Revolver*(6)
0.00%, 9/12/2019	441	(2)	(3)	-
Total Miscellaneous Services		(23)	(17)	(0.01)

Transportation Services
Raymond Express International, LLC Revolver*(6)
0.50%, 2/28/2018	215	(1)	(43)	(0.02)
Total Transportation Services		(1)	(43)	(0.02)

Total Unfunded Commitments		$(65)	$(97)	(0.05)%

Total Non-Control/Non-Affiliate Investments		$387,265	$373,601	187.34%

Control/Affiliate Investments
Investments - United States
Common Equity
Miscellaneous Services
Speed Commerce Investment Partners LLC, Class A Unit	1,780	$1,693	$-	-%
Total Miscellaneous Services		1,693	-	-

Total Common Equity		$1,693	$-	-%

Debt Investments
Miscellaneous Services
Speed Commerce Operating Company LLC, Closing Date Term Loan B(3)
L+ 16.00% PIK, 1.00% L Floor, 12/8/2017	1,879	$1,879	$1,879	0.95%
Speed Commerce Operating Company LLC, Delayed Draw Term Loan B(3)
L+ 16.00% PIK, 1.00% L Floor, 12/8/2017	1,224	1,224	1,224	0.62
Total Miscellaneous Services		3,103	3,103	1.57

Total Debt Investments		$3,103	$3,103	1.57%

Unfunded Commitments
Miscellaneous Services
Speed Commerce Operating Company LLC, Delayed Draw Term Loan B
0.00%, 12/8/2017	18	$-	$-	-%
Total Miscellaneous Services		-	-	-

Total Unfunded Commitments		$-	$-	-%

Total Control/Affiliate Investments		$4,796	$3,103	1.57%

Total Investments – United States		$392,061	$376,704	188.91%

______________

*	Denotes that all or a portion of the investment is held as collateral by the 2016-2 CLO (see Notes 1 and 7).

**	Denotes that all or a portion of the loan is held by Garrison SBIC.

L = London Interbank Offered Rate.

P = Prime Rate

(1)	Not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2016, 95.2% of the Company’s assets were qualifying assets.
(2)	Net of incentive fee payable to a third party equal to 20% of any distribution after the Company has received its full net capital investment plus a 12% preferred return in GLC Trust 2013-2 and Prosper Marketplace Series B Preferred Stock.
(3)	Coupon is payable in cash, and/or payment-in-kind (“PIK”), or a combination thereof.
(4)	Investment is currently not income producing and placed on non-accrual status.
(5)	GLC Trust 2013-2 includes 1,458 small balance consumer loans with an average par of $4,860, a weighted average rate of 16.0% and a weighted average maturity of November 16, 2018. See Note 4 for additional information. See Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for detail on underlying loans.
(6)	The negative fair value is the result of the unfunded commitments being valued below par. These amounts may or may not be funded to the borrowing party currently or in the future.

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

All debt investments were income producing as of December 31, 2016, unless otherwise noted. Common and preferred equity investments are non income-producing unless otherwise noted.

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
Non-Control/Non-Affiliate Investments (continued)
Investments - United States (continued)
Unfunded Obligations (continued)
Miscellaneous Services
YourMembership Holding Company, Revolver(6)
0.00%, 9/12/2019	441	$(3)	$(3)	-%
Total Miscellaneous Services		(3)	(3)	-

Specialty Services
Vistronix, LLC, Revolver(6)
0.50%, 12/4/2018	315	(5)	(2)	-
Total Specialty Services		(5)	(2)	-

Transportation Services
Raymond Express International, LLC, Revolver
0.50%, 2/28/2018	215	(1)	-	-
Total Transportation Services		(1)	-	-

Total Unfunded Obligations		$(73)	$(42)	(0.02)%

Total Non-Control/Non-Affiliate Investments		$437,053	$415,001	179.88%

______________

*	Denotes that all or a portion of the investment is held as collateral by the 2013-2 CLO (see Note 7).

**	Denotes that all or a portion of the loan is held by Garrison SBIC.

L = London Interbank Offered Rate.

P = Prime Rate

(1)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(2)	Net of incentive fee payable to a third party equal to 20% of any distribution after the Company has received its full net capital investment plus a 12% preferred return in GLC Trust 2013-2 and Prosper Marketplace Series B Preferred Stock.
(3)	Coupon is payable in cash, and/or PIK, or a combination thereof.
(4)	Investment is currently not income producing and placed on non-accrual status.
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

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Operations

($ in thousands, except share and per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Investment income
Interest income
Non-control/non-affiliate investments	$41,586	$48,592	$46,788
Non-control/affiliate investments	179	-	462
Other income	1,186	2,725	2,823
Dividend income
Affiliate investments	-	-	386
Total investment income	42,951	51,317	50,459

Expenses
Interest expense	9,859	7,428	7,157
Loss on refinancing of secured notes (see Note 7)	1,828	-	-
Loss on refinancing of GLC Trust 2013-2 revolver (see Note 7)	-	-	243
Management fee	7,221	7,755	8,065
Incentive fee	-	1,135	8,409
Professional fees	1,369	1,309	1,160
Directors' fees	379	405	379
Administrator expenses	1,260	1,052	712
Other expenses	2,149	2,099	2,262
Total expenses	24,065	21,183	28,387
Base management fee waived	(249)	-	-
Net expenses	23,816	21,183	28,387
Net investment income before excise taxes	19,135	30,134	22,072
Excise tax expense	(50)	(190)	(63)
Net investment income	19,085	29,944	22,009

Realized and unrealized gain/(loss) on investments
Net realized gain/(loss) from investments
Non-control/non-affiliate investments	(30,591)	(11,685)	2,200
Affiliate investments	-	-	8,502
Net change in unrealized gain/(loss) from investments
Non-control/non-affiliate investments	6,696	(21,919)	(389)
Affiliate investments	-	-	(1,838)
Net realized and unrealized gain/(loss) on investments	(23,895)	(33,604)	8,475

Net (decrease)/increase in net assets resulting from operations	$(4,810)	$(3,660)	$30,484

Net investment income per common share	$1.18	$1.79	$1.31
Net (decrease)/increase in net assets resulting from operations per common share	$(0.30)	$(0.22)	$1.82
Basic weighted average common shares outstanding(1)	16,149,866	16,742,531	16,758,779

Dividends and distributions declared per common share	$1.33	$1.40	$1.40

______________

(1)	Calculated using basic weighted average common shares outstanding.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

($ in thousands, except share and per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014

(Decrease)/increase in net assets from operations:
Net investment income	$19,085	$29,944	$22,009
Net realized (loss)/gain from investments	(30,591)	(11,685)	10,702
Net change in unrealized gain/(loss) on investments	6,696	(21,919)	(2,227)
Net (decrease)/increase in net assets from operations	(4,810)	(3,660)	30,484

Dividends and distributions to stockholders:
From net investment income	(21,451)	(23,418)	(20,907)
From realized gains	-	-	(2,555)
Total dividends and distributions to stockholders(1)	(21,451)	(23,418)	(23,462)

Common share transactions
Repurchase of common stock (see Note 14)	(5,041)	(3,314)	-
Net (decrease) in net assets from common share transactions	(5,041)	(3,314)	-

Total (decrease)/increase in net assets	(31,302)	(30,393)	7,022
Net assets at beginning of period	230,710	261,103	254,081
Net assets at end of period	$199,408	$230,710	$261,103
Net asset value per common share	$12.42	$13.98	$15.58
Common shares outstanding at end of period	16,049,352	16,507,594	16,758,779

Underdistributed net investment income included in net assets	$5,165	$8,782	$-

(1)	Dividends from net investment income are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands, except share and per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2016	December 31, 2015	December 31, 2014
Cash flows from operating activities
Net (decrease)/increase in net assets resulting from operations	$(4,810)	$(3,660)	30,484
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net accretion of discounts on investments	(1,536)	(1,638)	(1,883)
Net realized loss/(gain) from investments	30,591	11,685	(10,702)
Amortization of discount on senior secured notes payable	186	292	175
Loss on refinancing of secured notes	1,828	-	243
Amortization of deferred debt issuance costs	2,259	799	741
Net change in unrealized loss/(gain) on investments	(6,696)	21,919	2,227
Payment-in-kind interest	(1,494)	(2,454)	(679)
Purchases of investments	(123,887)	(181,042)	(427,123)
Paydowns of investments	107,185	198,188	293,860
Sales of investments	34,132	6,111	105,612
Changes in operating assets and liabilities:
(Increase)/decrease in cash, restricted	(735)	2,427	13,704
(Increase)/decrease in due from counterparties	(519)	51	5,045
Decrease/(increase) in accrued interest receivable	2,532	(2,412)	(842)
Decrease/(increase) in prepaid administrator fee	-	74	(74)
(Increase) in other assets	(99)	(315)	(387)
(Decrease)/increase in due to counterparties	(368)	259	(7,731)
(Decrease)/increase in payables to affiliates	(1,786)	(1,257)	1,768
Increase/(decrease) in interest payable on notes payable	282	117	(798)
(Decrease)/increase in accrued expenses and other payables	(40)	342	(339)
Net cash provided by operating activities	37,025	49,486	3,301

Cash flows from financing activities
Repurchase of common stock	(5,041)	(3,314)	-
Distributions paid to stockholders	(21,451)	(23,418)	(23,462)
Payments for financing costs	(2,830)	(828)	(514)
Proceeds of senior secured revolving notes	(35,000)	(15,000)	-
Repayment of GLC Trust 2013-2 Class A notes	(10,929)	(14,932)	-
Repayment of GLC Trust 2013-2 revolving notes	-	-	(9,742)
Net proceeds from GLC Trust 2013-2 notes	-	-	30,403
Proceeds from SBIC borrowings	17,660	19,340	-
Proceeds from borrowing on senior secured term notes	5,959	-	-
Net cash (used in) financing activities	(51,632)	(38,152)	(3,315)

Net increase/(decrease) in cash	(14,607)	11,334	(14)
Cash at beginning of period	24,985	13,651	13,665
Cash at end of period	$10,378	$24,985	$13,651

Supplemental disclosure of cash flow information
Cash paid for interest expense	$7,211	$6,097	$7,065

Supplemental disclosure of non-cash activities
Restructuring of portfolio investment	$840	$3,986	-

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

1. Organization

Garrison Capital Inc. (“GARS” and, collectively with its subsidiaries, the “Company”, “we” or “our”) is a Delaware corporation and is an externally managed, closed-end, non-diversified management investment company that has filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, GARS has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for the period beginning October 9, 2012 and intends to qualify annually thereafter. GARS’ shares trade on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “GARS”.

Our investment objective is to generate current income and capital appreciation by making investments generally in the range of $5.0 million to $25.0 million primarily in debt securities and loans of U.S. based middle-market companies, which we define as those having annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of between $5.0 million and $50.0 million. Our goal is to generate attractive risk-adjusted returns by assembling a broad portfolio of investments.

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

The Company’s business and affairs are managed and controlled by the Company’s board of directors (the “Board”).

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

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

On September 25, 2013, Garrison Funding 2013-2 Ltd. (“GF 2013-2”) completed a $350.0 million collateralized loan obligation (the “2013-2 CLO”) through a private placement, the proceeds of which were utilized, along with cash on hand, to refinance an existing credit facility (see Note 7). Immediately following the completion of the 2013-2 CLO, Garrison Funding 2013-2 Manager LLC (“GF 2013-2 Manager”) owned 100% of the 2013-2 CLO Subordinated Notes (as defined below). GF 2013-2 Manager served as collateral manager to GF 2013-2 and entered into a sub-collateral management agreement with Garrison Capital Advisers LLC (the “Investment Adviser”).

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

On August 18, 2016 and September 14, 2016, GARS formed Garrison Funding 2016-2 Ltd. and Garrison Funding 2016-2 LLC, respectively. Garrison Funding 2016-2 LLC is a wholly-owned and consolidated subsidiary of Garrison Funding 2016-2 Ltd. (collectively referred to as “GF 2016-2”). GF 2016-2 is a wholly-owned and consolidated subsidiary of GARS. GF 2016-2 completed a $300.0 million collateralized loan obligation (the “2016-2 CLO”) through a private placement, the proceeds of which were utilized, along with cash on hand, to refinance the 2013-2 CLO (see Note 7). GARS owns 100% of the 2016-2 CLO Subordinated Notes (as defined below). GARS serves as collateral manager to GF 2016-2 and has entered into a sub-collateral management agreement with the Investment Adviser. The 2013-2 CLO and 2016-2 CLO are collectively referred to as “the CLOs”.

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

December 31, 2016

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

GARS entered into an investment advisory agreement with the Investment Adviser, which was most recently amended and restated on August 5, 2016 (the “Investment Advisory Agreement”).

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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for financial information and pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X. The consolidated financial statements include the accounts of GARS and its wholly-owned subsidiaries. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated in consolidation. The accounts of the subsidiaries are prepared for the same reporting period as GARS using consistent accounting policies. Certain prior period amounts have been reclassified to conform to the current period presentation including but not limited to deferred financing costs and deferred offering costs.

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

The Company generally consolidates any investment company when it owns 100% of its partners’ or members’ capital or equity units or 100% of the economic equity interest. ASC Topic 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries.

GF 2013-2 Manager owns a 100% economic interest in GF 2013-2, which is an investment company for accounting purposes, and also provides collateral management services solely to GF 2013-2. As such, GARS has consolidated the accounts of these entities into these consolidated financial statements. As a result of this consolidation, the amounts that were outstanding under the 2013-2 CLO were treated as the Company’s indebtedness.

GARS owns a 100% economic interest in GF 2016-2, which is an investment company for accounting purposes. GARS provides collateral management services for 2016-2 CLO. As such, GARS has consolidated the accounts of these entities into these consolidated financial statements. As a result of this consolidation, the amounts outstanding under the 2016-2 CLO are treated as the Company’s indebtedness.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

2. Significant Accounting Policies and Recent Updates  – (continued)

The GARS Equity Holdings Entities, Walnut Hill II LLC, Forest Park II LLC, Garrison SBIC and GLC Trust 2013-2 are 100% owned investment companies for accounting purposes. As such, GARS has consolidated the accounts of these entities into these consolidated financial statements. As a result of this consolidation, indebtedness of Garrison SBIC and the amounts outstanding under the GLC Trust 2013-2 Class A Notes are treated as the Company’s indebtedness.

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

As of December 31, 2016, $373.6 million of the Company’s investments were made up of Non-Control/Non-Affiliate Investments and $3.1 million were Non-Control/Affiliate Investments. As of December 31, 2015, all of the Company’s investments were Non-Control/Non-Affiliate Investments.

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

Cash and Cash Equivalents

As of December 31, 2016 and December 31, 2015, cash held in designated bank accounts with the Custodian was $9.1 million and $23.4 million, respectively. As of December 31, 2016 and December 31, 2015, cash held in designated bank accounts with other major financial institutions was $1.3 million and $1.6 million, respectively. At times, these balances may exceed federally insured limits and this potentially subjects the Company to a concentration of credit risk. The Company believes it is not exposed to any significant credit risk associated with its cash custodian.

The Company defines cash equivalents as highly liquid financial instruments with original maturities of three months or less, including those held in overnight sweep bank deposit accounts. As of December 31, 2016 and December 31, 2015, the Company held no cash equivalents.

Cash and Cash Equivalents, restricted

Restricted cash as of December 31, 2016 and December 31, 2015 included cash of $11.3 million and $10.4 million, respectively, held by GF 2016-2 and GF 2013-2, respectively, in designated bank accounts with the Custodian. The CLOs are required to use a portion of these amounts to pay interest expense, reduce borrowings at the end of the investment period and to pay other amounts in accordance with the terms of the indentures of the CLOs. Funds held by GF 2016-2 and GF 2013-2 are not available for general use by the Company. Restricted cash as of December 31, 2016 and December 31, 2015 also included cash of $1.3 million and $1.4 million, respectively, held by GLC Trust 2013-2 in designated restricted bank accounts. GLC Trust 2013-2 is required to use a portion of these amounts to make principal payments and pay interest expense in accordance with the terms of the indenture governing the GLC Trust 2013-2 Notes.

As of both December 31, 2016 and December 31, 2015, the Company held no restricted cash equivalents.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

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

The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. The Company recognized $1.3 million and $2.7 million in charge offs in realized losses from investments for consumer loans held by GLC Trust 2013-2 for the years ended December 31, 2016 and December 31, 2015, respectively. As of December 31, 2016 and December 31, 2015, the Company had two investments and four investments, respectively, that were placed on non-accrual status.

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

Expenses

Expenses related to, but not limited to, ratings expenses, due diligence, valuation expenses and independent collateral appraisals may arise when the Company makes certain investments. These expenses, as well as insurance expenses and trustee expenses are recognized as incurred in the consolidated statements of operations within other expenses.

Loan Origination, Facility, Commitment and Amendment Fees

The Company may receive loan origination, prepayment, facility, commitment, forbearance and amendment fees in addition to interest income during the life of the investment. The Company may receive origination fees upon the origination of an investment.

Origination fees received by the Company are initially deferred and reduced from the cost basis of the investment and subsequently accreted into interest income over the stated term of the loan.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

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

The Company’s portfolio consists of primarily debt investments and unsecured consumer loans. The fair value of the Company’s investments is initially determined by investment professionals of the Investment Adviser and ultimately determined by the Board on a quarterly basis. In valuing the Company’s debt investments, the Investment Adviser generally uses various approaches, including proprietary models that consider the analyses of independent valuation agents as well as credit risk, liquidity, market credit spreads, other applicable factors for similar transactions, and bid quotations obtained from other financial institutions that trade in similar investments or based on bid prices provided by independent third party pricing services.

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

December 31, 2016

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

Offering Costs

Deferred offering costs consist of fees paid in relation to legal, accounting, regulatory and printing work completed in preparation of equity or debt offerings and are charged against proceeds from the offerings when received. As of both December 31, 2016 and December 31, 2015, $0.5 million of expenses associated with the shelf registration statement initially filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2014 (“Registration Statement”) were deferred and included in other assets. These amounts will be charged against proceeds from future offerings of securities when received.

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

December 31, 2016

2. Significant Accounting Policies and Recent Updates  – (continued)

The Company adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if the Board declares a cash dividend or other distribution, then our stockholders who have not ‘opted out’ of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, which may be newly issued shares or shares acquired by AST through open-market purchases, rather than receiving the cash distribution. As of December 31, 2016 and December 31, 2015, no new shares were issued pursuant to the dividend reinvestment plan.

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

Income Taxes

As discussed in Note 1, for tax purposes, GARS has elected to be treated as a RIC under Subchapter M of the Code, and intends to qualify each taxable year for such treatment In addition, GF 2016-2, GF 2013-2, GF 2013-2 Manager, the GARS Equity Holdings Entities, Walnut Hill II LLC and Forest Park II LLC are disregarded entities for tax purposes. GLC Trust 2013-2 is a grantor trust for U.S. taxable income purposes, whereby the income reverts to GARS, and accordingly, no provision for federal income tax was made in the consolidated financial statements for the years ended December 31, 2016 or December 31, 2015.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

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

For the years ended December 31, 2016, December 31, 2015 and December 31, 2014, $0.1 million, $0.2 million and $0.1 million, respectively, of U.S. federal excise tax was recorded.

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

December 31, 2016

2. Significant Accounting Policies and Recent Updates  – (continued)

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with U.S. GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent differences have no impact on net assets. The below were reclassifications made due to permanent differences for the tax years ended December 31, 2016 and December 31, 2015:

($ in thousands)	December 31, 2016	December 31, 2015
Accumulated net investment income/(loss)	$(1,251)	$2,259
Accumulated net realized gain/(loss) on investments	1,301	(2,069)
Paid - in capital	(50)	(190)

The permanent book-to-tax differences arose primarily due to the tax classification of dividend distributions, tax basis differences on realized investments, tax characterization of certain realized losses and the accrual of nondeductible U.S. federal excise tax.

Taxable income differs from the net increase (decrease) in net assets resulting from operations primarily due to the exclusion of unrealized gain (loss) on investments from taxable income until they are realized, book-to-tax temporary differences related to the deductibility of accrued Incentive Fees payable to the Investment Adviser attributable to unrealized gain (loss) on investments, book-to-tax differences on the treatment of deferred financing costs, book-to-tax temporary differences on taxable income inclusions of investment income earned on certain securities that was accrued for tax but not for U.S. GAAP, and book-to-tax temporary differences related to net capital loss carryforwards and utilization of net capital gain loss carryforwards from prior years.

The following table reconciles net increase in net assets resulting from operations to taxable income for the tax years ended December 31, 2016, December 31, 2015 and December 31, 2014:

($ in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Net decrease in net assets resulting from operations	$(4,810)	$(3,660)	$30,484
Net change in unrealized (gain)/loss from investments	(6,696)	21,919	2,228
Net capital loss carryforward	29,290	10,275	-
Permanent book-to-tax differences	50	190	63
Temporary book-to-tax differences	(53)	(2,169)	(3,664)
Taxable income before deductions for distribution	$17,781	$26,555	$29,111

As of December 31, 2016 and December 31, 2015, the accumulated earnings/(deficit) on a tax basis is:

($ in thousands)	December 31, 2016	December 31, 2015
Undistributed ordinary income	$5,165	$8,782
Accumulated capital gain and other gains/(losses)	(39,565)	(10,275)
Unrealized (losses) on investments	(15,410)	(22,053)
Total accumulated (deficit)	$(49,810)	$(23,546)

The tax character of all distributions paid for the years ended December 31, 2016 and December 31, 2015 were classified as ordinary income.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

2. Significant Accounting Policies and Recent Updates  – (continued)

As of December 31, 2016 and December 31, 2015, the components of accumulated losses on a tax basis, as detailed below, differ from the amounts reflected per our consolidated statement of assets and liabilities by temporary book-to-tax differences arising from book-to-tax differences related to the deductibility of accrued Incentive Fees payable to the Investment Adviser attributable to unrealized gains (losses) on investments, book-to-tax differences on the treatment of deferred financing costs and book-to-tax differences on taxable income inclusions of investment income earned on certain securities that was accrued for tax but not for U.S. GAAP.

($ in thousands)	December 31, 2016	December 31, 2015
Other temporary differences	$(53)	$-
Unrealized (loss) from investments (GAAP)	(15,357)	(22,053)
Total components of unrealized (losses) on investments (tax basis)	$(15,410)	$(22,053)

As of December 31, 2016, the federal income tax basis of investments was $392.0 million resulting in net unrealized loss of $(15.4) million. As of December 31, 2015, the federal tax basis of investments was $437.1 million resulting in a net unrealized loss of $(22.1) million.

We are required to determine whether our tax position is more likely-than-not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the recording of a tax liability that could negatively impact our net assets.

U.S. GAAP provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities.

We have concluded that it was not necessary to record a liability for any such tax positions as of December 31, 2016 and December 31, 2015. However, our conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

Our activities from commencement of operations remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed as of December 31, 2016 and December 31, 2015.

If we were required to recognize interest and penalties, if any, related to unrecognized tax benefit this would be recognized as income tax expense in the consolidated statement of operations.

We had net long term capital loss carryforwards of $29.3 million and $10.3 million as of December 31, 2016 and December 31, 2015, respectively. During 2014, we utilized $5.8 million of net long term capital loss carryforwards resulting in no net long term capital loss carryforward as of December 31, 2014.

Recent accounting pronouncements

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires a statement of cash flows explain the change during the period of total cash, cash equivalents, and amounts described as cash or restricted cash equivalents. This new guidance is effective for annual and interim periods beginning on or after December 15, 2017 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact ASU 2016-18 will have on the Company’s consolidated financial position and disclosures.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

3. Investments

GARS investments include debt investments (both funded and unfunded, “Debt Investments”), preferred and minority equity investments (“Equity”) of diversified companies and a portfolio of unsecured small balance consumer loans (“Financial Assets”). These financial instruments may be purchased indirectly through an interest in a limited partnership or a limited liability company.

Certain of the risks of investing in the financial instruments of a borrower or a company experiencing various forms of financial, operational, legal, and/or other distress or impairment, including companies involved in bankruptcy or other reorganization or liquidation proceedings, and those which might become involved in such proceedings, are discussed herein. Through investing in these assets, GARS is exposed to credit risk relating to whether the borrower will meet its obligation to pay when it comes due until the investments are sold or mature. Any investment in a distressed company may involve special risks.

GARS transactions in Debt Investments are normally secured financings that are collateralized by physical assets and/or the enterprise value of the borrower. This collateral, and our rights to this collateral, are different depending on the specific transaction and are defined by the legal documents agreed to in the transaction.

The terms of the Debt Investments may provide for us to extend to a borrower additional credit or provide funding for any unfunded portion of such Debt Investments at the request of the borrower. This exposes us to potential liabilities that are not reflected on the consolidated statements of financial condition. As of December 31, 2016 and December 31, 2015, we had $4.8 million and $6.9 million of unfunded commitments with a fair value of $(0.1) million and $(0.1) million, respectively. The negative fair value is the result of the unfunded commitments being valued below par. These amounts may or may not be funded to the borrowing party now or in the future.

There is no central clearinghouse for our Debt Investments, Equity or Financial Assets, nor is there a central depository for custody of any such interests. The processes by which these interests are cleared, settled and held in custody are individually negotiated between the parties to the transaction. This subjects us to operational risk to the extent that there are delays and failures in these processes. The Custodian maintains records of the investments which are owned by us.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

4. Fair Value of Financial Instruments

The fair value of our assets and liabilities which qualify as financial instruments approximate the carrying amounts presented in the consolidated statements of financial condition.

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

For those investments valued using quotations, the bid price is generally used, unless the Company determines that it is not representative of an exit price. To the extent observable market data is available, such information may be the result of indicative bid quotations obtained from independent third party pricing services (“consensus pricing”) or broker quotes. Due to the fact that the significant inputs used by the contributors of the consensus pricing source or the broker are unobservable and evidence with respect to trading levels is not available, any investments valued using indicative bid prices from unaffiliated market makers and independent third-party pricing services have been classified within Level 3.

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

December 31, 2016

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

As of each of December 31, 2016 and December 31, 2015, all of the Company’s investments (other than cash and cash equivalents) were classified as Level 3 under ASC 820.

The following table summarizes the valuation of the Company’s investments measured at fair value based on the fair value hierarchy detailed above as of December 31, 2016 and December 31, 2015:

	As of December 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured (1)(2)	$-	$-	$363,960	$363,960
Preferred Equity Investments	-	-	2,086	2,086
Common Equity Investments	-	-	3,902	3,902
Financial Assets	-	-	6,756	6,756
	$-	$-	$376,704	$376,704

______________

(1)	Includes unfunded commitments with a fair value of $(0.1) million.

(2)	Included in senior secured loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.

	As of December 31, 2015
($in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured (1)(2)	$-	$-	$380,780	$380,780
Mezzanine	-	-	7,512	7,512
Preferred Equity Investments	-	-	5,487	5,487
Common Equity Investments	-	-	3,468	3,468
Financial Assets	-	-	17,754	17,754
	$-	$-	$415,001	$415,001

 ______________

(1)	Includes unfunded commitments with a fair value of $(0.1) million.

(2)	Included in senior secured loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.

The net change in unrealized gain/(loss) attributable to the Company’s Level 3 assets for the years ended December 31, 2016 and December 31, 2015 included in the net change in unrealized gain/(loss) from investments in the Company’s consolidated statement of operations was $6.7 million and $(21.9) million, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

4. Fair Value of Financial Instruments  – (continued)

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the year ended December 31, 2016:

	Year Ended December 31, 2016
	Senior Secured Investments	Mezzanine Investments	Preferred Equity Investments	Common Equity Investments	Financial Assets	Total
($ in thousands)
Fair value, beginning of period	$380,780	$7,512	$5,487	$3,468	$17,754	$415,001
Total net realized and unrealized gain/(loss) on investments	(19,292)	(25)	(3,401)	(680)	(697)	(24,095)
Total net accretion of discounts on investments	1,511	25	-	-	-	1,536
Purchases/issuances(1)	123,503	155	-	1,723	-	125,381
Sales	(33,822)	-	-	(311)	-	(34,133)
Paydowns(1)	(88,720)	(7,667)	-	(298)	(10,301)	(106,986)
Fair value, end of period	$363,960	$-	$2,086	$3,902	$6,756	$376,704
Net change in unrealized gain/(loss) from investments in our Consolidated Statement of Operations attributable to our Level 3 assets (2)	$(7,361)	$-	$(2,150)	$(1,289)	$604	$(10,196)

 ______________

(1)	Includes non-cash restructuring of portfolio investments of $0.8 million. There were no transfers of investments between levels by the Company for the year ended December 31, 2016.

(2)	Net change in unrealized gain/(loss) included in earnings related to investments still held at reporting date.

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the year ended December 31, 2015:

	Year Ended December 31, 2015
	Senior Secured Investments	Second Lien Investments	Mezzanine Investments	Subordinated Investments	Preferred Equity Investments	Common Equity Investments	Financial Assets	Total
($ in thousands)
Fair value, beginning of period	$399,188	$13,653	$7,361	$4,067	$5,791	$1,379	$36,330	$467,769
Total net realized and unrealized (loss)/gain on investments	(28,244)	284	(26)	(2,817)	1,186	(736)	(3,169)	(33,522)
Total net accretion of discounts on investments	1,581	31	26	-	-	-	-	1,638
Purchases/issuances(1)	183,287	-	151	-	1,250	2,825	-	187,513
Sales	127	(3,498)	-	-	(2,740)	-	-	(6,111)
Paydowns(1)	(175,159)	(10,470)	-	(1,250)	-	-	(15,407)	(202,286)
Fair value, end of period	$380,780	$-	$7,512	$-	$5,487	$3,468	$17,754	$415,001
Net change in unrealized gain/(loss) from investments in our Consolidated Statement of Operations attributable to our Level 3 assets(2)	$(23,745)	$-	$(26)	$-	$136	$(736)	$(422)	$(24,793)

 ______________

(1)	Includes non-cash restructuring of portfolio investments of $4.0 million. There were no transfers of investments between levels by the Company for the year ended December 31, 2015.

(2)	Net change in unrealized gain/(loss) included in earnings related to investments still held at reporting date.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

4. Fair Value of Financial Instruments  – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at December 31, 2016:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range				Weighted
	December 31, 2016	Technique	Input	Low		High		Average
($ in thousands)

Senior Secured Investments (1)	$363,960	Comparable yield approach	Market rate (2)	6.1%		41.0%		10.2%
		Market comparable companies	EBITDA multiple (5)	2.5	x	11.3	x	5.9	x

Equity Investments (3)	5,988	Market comparable companies	EBITDA multiple (5)	5.0	x	7.5	x	6.5	x
		Market comparable companies	Origination fees multiple	5.8	x	5.8	x	5.8	x

Financial Assets (4)	6,756	Discounted cash flows	Interest rate	6.0%		31.3%		16.0%
			Conditional prepayment rate (“CPR”)	10.4%		24.5%		15.2%
			Cumulative Default Rate	0.0%		17.9%		11.1%
			Discount rate	9.0%		9.0%		9.0%
Total	$376,704

 ______________

(1)	Includes total unfunded commitments of $(0.1) million.

(2)	Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

(3)	Includes preferred and common equity.

(4)	Financial Assets are valued by the level of risk associated with the underlying loan measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, the borrowers credit score obtained from an official credit reporting agency at origination, debt-to-income ratios at origination, information from the borrower’s credit report at origination, as well as the borrower’s self-reported income range, occupation and employment status at origination. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of December 31, 2016, 16.6%, 35.4%, 37.4%, 8.1%, 2.5% and 0.0%, of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively. See Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for detail on the underlying loans.

(5)	Excludes non-operating portfolio companies, which we define as those loans collateralized by proved developed producing (“PDP”), value, real estate or other hard assets. PDPs are proven revenues that can be produced with existing wells. As of December 31, 2016, $49.6 million of par value and $36.0 million of market value was excluded.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

4. Fair Value of Financial Instruments  – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at December 31, 2015:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range				Weighted
	December 31, 2015	Technique	Input	Low		High		Average

($ in thousands)
Senior Secured Investments (1)	$380,780	Comparable yield approach	Market rate (2)	5.6%		21.2%		9.7%
		Market comparable companies	EBITDA multiple (5)	1.9	x	11.3	x	5.5	x

Mezzanine Investments	7,512	Comparable yield approach	Market rate (2)	16.0%		16.0%		16.0%
		Market comparable companies	EBITDA multiple (5)	5.0	x	5.0	x	5.0	x

Equity Investments (3)	8,955	Market comparable companies	EBITDA multiple (5)	4.3	x	8.0	x	6.0	x
		Market comparable companies	Origination fees multiple	8.8	x	8.8	x	8.8	x

Financial Assets (4)	17,754	Discounted cash flows	Interest rate	6.3%		31.3%		15.6%
			CPR	18.5%		83.6%		36.9%
			Constant Default Rate	8.4%		40.8%		18.1%
			Default rate multiplier	1.3	x	1.3	x	1.3	x
			Discount rate	7.3%		7.3%		7.3%
Total	$415,001

 ______________

(1)	Includes total unfunded commitments of $(0.1) million.

(2)	Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

(3)	Includes preferred and common equity.

(4)	Financial Assets are valued by the level of risk associated with the underlying loan measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, the borrowers credit score obtained from an official credit reporting agency at origination, debt-to-income ratios at origination, information from the borrower’s credit report at origination, as well as the borrower’s self-reported income range, occupation and employment status at origination. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of December 31, 2015, 24.2%, 33.1%, 31.9%, 7.5%, 3.1% and 0.2%, of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively. See Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for detail on the underlying loans.

(5)	Excludes non-operating portfolio companies, which we define as those loans collateralized by PDP or other hard assets. PDPs are proven revenues that can be produced with existing wells.

Significant unobservable inputs used in the fair value measurement of the Companys’ Debt Investments include consensus pricing, multiples of market comparable companies, and relative comparable yields.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

4. Fair Value of Financial Instruments  – (continued)

Significant decreases (increases) in consensus pricing or market comparables could result in lower (higher) fair value measurements. Significant increases (decreases) in comparable yields could result in lower (higher) fair value measurements. Generally, a change in the assumption used for relative comparable yields is accompanied by a directionally opposite change in the assumptions used for pricing.

Significant unobservable inputs used in the fair value measurement of the Company’s Equity Investments include market comparables. Significant decreases (increases) in market comparables could result in lower (higher) fair value measurements.

Significant unobservable inputs used in the fair value measurement of the Company Financial Assets include interest rate, prepayment rate, unit loss rate, default rate multiplier and discount rate.

Significant decreases (increases) in interest rates or prepayment rates could result in significantly lower (higher) fair value measurements. Significant increases (decreases) in unit loss rates, default rate multiplier or discount rates could result in lower (higher) fair value measurements.

The composition of the Company’s portfolio by industry at cost and fair value as of December 31, 2016 was as follows:

Industry	Cost of Investments		Fair Value of Investments
($ in thousands)
Miscellaneous Manufacturing	$68,489	17.5%	$68,901	18.2%
Health Services	42,147	10.8	34,879	9.3
Miscellaneous Retail	41,710	10.6	41,640	11.1
Oil & Gas	24,704	6.3	19,648	5.2
Miscellaneous Services	22,611	5.8	19,644	5.2
Transportation Services	19,847	5.1	18,471	4.9
Computer Programming, Data Processing, & Other Computer Related Services	18,591	4.7	18,591	4.9
Consumer Finance Services	18,359	4.7	19,665	5.2
Food Stores & Distributors - Retail	15,116	3.9	15,180	4.0
Communications	12,060	3.1	12,081	3.2
Insurance Agents	10,238	2.6	10,291	2.7
Apparel Products	10,186	2.6	9,286	2.5
Broadcasting & Entertainment	9,979	2.5	10,133	2.7
Building & Real Estate	9,752	2.5	9,752	2.6
Electrical Equipment	9,589	2.4	9,589	2.5
Cosmetics/Toiletries	9,537	2.4	9,656	2.6
Chemicals	9,501	2.4	9,501	2.5
Printing & Publishing	8,921	2.3	8,921	2.4
Specialty Services	8,887	2.3	8,879	2.4
Automotive	8,821	2.2	8,910	2.4
Equipment Rental & Leasing	7,006	1.8	6,990	1.9
Metal Mining	6,010	1.5	6,096	1.6
	$392,061	100.0%	$376,704	100.0%

Refer to the consolidated schedule of investments for detailed disaggregation of the Company’s investments.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

6. Due To and Due From Counterparties  – (continued)

No amounts were due to counterparties as of December 31, 2016. Amounts due to counterparties was $0.4 million as of December 31, 2015. Amounts due from counterparties were $2.1 million and $1.6 million as of December 31, 2016 and December 31, 2015, respectively.

7. Financing

As of December 31, 2016, the total carrying value of the Company’s aggregate debt outstanding was $205.1 million with a weighted average effective interest rate of 3.88%. The Company’s debt outstanding as of December 31, 2016 was comprised of notes issued by GF 2016-2, Garrison SBIC borrowings and GLC Trust 2013-2 Notes.

The table below provides details of our outstanding debt as of December 31, 2016

December 31, 2016	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate		Rating(2)	Stated Maturity
($ in thousands)
GF 2016-2 Secured Notes:
Class A-1R Notes	$-	$-	LIBOR + 2.20%	(1)	AAA(sf)	9/29/2027
Class A-1F Notes	24,699	25,000	3.41%		AAA(sf)	9/29/2027
Class A-1T Notes	86,950	88,150	LIBOR + 2.20%		AAA(sf)	9/29/2027
Class A-2 Notes	20,342	20,700	LIBOR + 3.15%		AA(sf)	9/29/2027
Class B Notes	20,913	21,450	LIBOR + 4.00%		A (sf)	9/29/2027
Class C Notes	11,404	11,700	LIBOR + 6.00%		BBB(sf)	9/29/2027
	164,308	167,000
Garrison SBIC Borrowings:
SBIC 2016-10 B	3,210	3,320	2.79%	(3)	N/A	9/1/2026
SBIC 2016-10 A	12,306	12,700	3.25%	(3)	N/A	3/1/2026
SBIC 2015-10 B	13,589	14,000	3.57%	(3)	N/A	9/1/2025
SBIC Interim Financing	6,746	6,980	LIBOR + 0.93%	(4)	N/A	3/29/2017
	35,851	37,000
GLC Trust 2013-2 Notes:
Class A Notes	4,953	5,048	3.00%		N/A	7/15/2021
	4,953	5,048

	$205,112	$209,048

______________

(1)	May bear interest at either the CP Rate (as defined in the indenture governing the 2016-2 CLO) or the London Interbank Offered Rate (“LIBOR”).

(2)	Represents an S&P rating as of the closing of the 2016-2 CLO.

(3)	Represents the stated interest rate and annual charge of our SBA-guaranteed debentures.

(4)	These interim financings bear an interest rate of three month LIBOR + 0.93%, which is comprised of a weighted average annual charge of 0.63% and a spread of 0.30%. These interim financings have a maturity date of March 29, 2017, upon which we expect them to be pooled into the ten year SBA-guaranteed debentures.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

7. Financing  – (continued)

The table below provides details of our outstanding debt as of December 31, 2015:

	Amortized	Outstanding
December 31, 2015	Carrying Value	Principal at Par	Interest Rate		Rating(2)	Stated Maturity
($ in thousands)
GF 2013-2 Secured Notes:
Class A-1R Notes	$35,000	$35,000	LIBOR + 1.90%	(1)	AAA(sf)	9/25/2023
Class A-1T Notes	108,248	111,175	LIBOR + 1.80%		AAA(sf)	9/25/2023
Class A-2 Notes	23,667	24,150	LIBOR + 3.40%		AA(sf)	9/25/2023
Class B Notes	24,524	25,025	LIBOR + 4.65%		A (sf)	9/25/2023
	191,439	195,350
Garrison SBIC Borrowings:
SBIC 2015-10 B	13,389	14,000	3.57%	(3)	N/A	9/1/2025
SBIC Interim Financing	5,157	5,340	LIBOR + 1.04%	(4)	N/A	3/23/2016
	18,546	19,340
GLC Trust 2013-2 Notes:
Class A Notes	15,664	15,978	3.00%		N/A	7/15/2021
	$225,649	$230,668

______________

(1)	May bear interest at either the CP Rate (as defined in the indenture governing the 2013-2 CLO) or LIBOR.

(2)	Represents an S&P rating as of the closing of the 2013-2 CLO.

(3)	Represents the stated interest rate and annual charges of our SBA-guaranteed debentures.

(4)	These interim financings bore an interest rate of three month LIBOR + 1.04%, which is comprised of an annual charge of 0.74% and a spread of 0.30%.

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing (other than the SBA debentures of Garrison SBIC, as permitted by exemptive relief the Company has been granted by the SEC). As of December 31, 2016 and December 31, 2015, the Company’s asset coverage for borrowed amounts was 215.5% and 208.8%, respectively.

In accordance with the FASB issued ASU 2015-03, Interest – Imputation of Interest (Topic 835), deferred debt issuance costs were retrospectively adjusted for December 31, 2015 to be reflected as a liability, within the net carrying amount of the debt liabilities. As of December 31, 2015, these deferred debt issuance costs were reflected as an asset. As a result, total assets and total liabilities as of December 31, 2015 have both decreased by $4.3 million.

The table below shows the weighted average interest rates and weighted average effective interest rates, inclusive of deferred debt issuance costs, of our debt as of December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015

Senior Secured Revolving Notes:
Weighted average interest rate	3.11%	2.40%
Weighted average effective interest rate(1)	3.23	2.48
Senior Secured Term Notes:
Weighted average interest rate	3.77	2.86
Weighted average effective interest rate(1)	4.01	3.26
GLC Trust 2013-2 Class A Notes:
Weighted average interest rate	3.00	3.00
Weighted average effective interest rate(1)	3.35	3.09
SBIC Borrowings:
Weighted average interest rate	3.00	3.02
Weighted average effective interest rate(1)	3.40	3.97
Total
Total weighted average interest rate	3.62	2.81
Total weighted average effective interest rate(1)	3.88	3.20

______________

(1)	Includes the effects of deferred debt issuance costs.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

7. Financing  – (continued)

Refinancing of the 2013-2 Collateralized Loan Obligation

On September 25, 2013, GF 2013-2 closed the 2013-2 CLO securitization transaction. The notes offered in the 2013-2 CLO (the “2013-2 Notes”) were issued by GF 2013-2 through a private placement and were comprised of $50.0 million of senior secured revolving notes, $160.3 million of senior secured term notes and an aggregate of $139.7 million of notes that were retained by GARS. As of June 30, 2016 (as described below), $31.1 million of senior secured revolving notes and $160.3 million of senior secured term notes were outstanding.

On September 29, 2016, GF 2016-2 closed the 2016-2 CLO securitization transaction which included, through a private placement, the issuance of the 2016-2 Notes (as defined below). The notes offered in 2016-2 CLO (collectively referred to as the “2016-2 Notes”) were issued by GF 2016-2 and were comprised of: (i) $25.00 million of AAA(sf) Class A-1R Senior Secured Revolving Floating Rate Notes (“Class A-1R Notes”); (ii) $88.15 million of AAA(sf) Class A-1T Senior Secured Floating Rate Notes (“Class A-1T Notes”); (iii) $25.00 million of AAA(sf) Class A-1F Senior Secured Fixed Rate Notes (“Class A-1F Notes”); (iv) $20.70 million of AA(sf) Class A-2 Senior Secured Floating Rate Notes (“Class A-2 Notes” and collectively with the Class A-1R Notes, the Class A-1T Notes and the Class A-2F Notes, the “Class A Notes”); (v) $21.45 million of A(sf) Class B Secured Deferrable Floating Rate Notes (“Class B Notes”); (vi) $11.70 million of BBB(sf) Class C Secured Deferrable Floating Rate Notes (“Class C Notes” and collectively, the Class A Notes, Class B Notes and Class C Notes are referred to as the “Secured Notes”); and (vii) $108.00 million of subordinated notes (“Subordinated Notes”), which do not have a stated interest rate, are not rated and were retained by GARS. The 2016-2 Notes are scheduled to mature on September 29, 2027.

In connection with the closing of the sale of the 2016-2 Notes, substantially all of the net cash proceeds, along with existing cash, were used to purchase a portion of the portfolio of loans held by GF 2013-2. GF 2013-2 used the proceeds received in connection with such sale of loans to redeem in full all of the 2013-2 Notes. The refinance of the 2013-2 CLO resulted in a $1.8 million loss for the year ended December 31, 2016 due to the third party expenses incurred as part of the 2013-2 CLO which had initially been deferred over the stated life of the 2013-2 CLO. This loss was included in the consolidated statements of operations within loss on refinancing of secured notes.

Fees paid as part of the execution of the 2016-2 CLO, in the amount of $2.4 million, consisted of facility fees of $1.6 million and other costs of $0.8 million, which primarily included rating agency and legal fees. Pursuant to FASB ASC Topic 470, Debt, we accelerated the amortization of $1.6 million of these fees and included them in interest expense for the year ended December 31, 2016, and we initially deferred the remaining $0.9 million of these costs. These costs will be amortized into interest expense over the stated life of the 2016-2 Notes. As of December 31, 2016, $0.9 million of these costs are included in deferred debt issuance costs and presented net within the liability on the consolidated statements of financial condition and will be amortized over the stated maturity of the respective loans.

At December 31, 2016, the Class A-1R Notes under the 2016-2 CLO were fully undrawn. As of December 31, 2015, $15.0 million of the revolving notes under the 2013-2 CLO were undrawn. The fair value of the notes issued by the CLOs approximated their carrying values on the consolidated statements of financial condition as of December 31, 2016 and December 31, 2015.

The indenture governing the 2016-2 Notes provides that, to the extent cash is available from cash collections, the holders of the 2016-2 Notes are to receive quarterly interest payments on the 20th day or, if not a business day, the next succeeding business day of February, May, August and November of each year until the stated maturity.

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

If the coverage tests are not satisfied with respect to a quarterly payment date, GF 2016-2 will be required to apply available amounts to the repayment of interest on and principal of the 2016-2 Notes to the extent necessary to satisfy the applicable coverage tests and, as a result, there may be reduced funds available for GF 2016-2 to make additional investments or to make distributions on the Subordinated Notes held by the Company. Additionally, compliance is measured on each day collateral loans are purchased, originated or sold and in connection with monthly reporting to the note holders.

Furthermore, if under the second coverage test the aggregate principal amount of the collateral loans equals 125.0% or less of the aggregate outstanding principal amount on the Class A-1T Notes and Class A-1R Notes, taken together, and remains so for ten business days, an event of default will be deemed to have occurred. As of December 31, 2016 and December 31, 2015, the trustee for the 2016-2 CLO and 2013-2 CLO, respectively, has asserted that all of the coverage tests were met.

Garrison SBIC Borrowings

As discussed in Note 1, Garrison SBIC received a license to operate as an SBIC from the SBA on May 26, 2015. The SBIC license allows Garrison SBIC to obtain SBA-guaranteed debentures in an amount equal to twice its equity capitalization up to $150.0 million of leverage, subject to the issuance of a capital commitment by the SBA and other customary procedures. On June 16, 2015, the SBA issued Garrison SBIC a commitment to provide $35.0 million of leverage and on October 24, 2016 issued a second commitment to provide an additional $35.0 million of leverage.

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

As of December 31, 2016, Garrison SBIC had regulatory capital of $36.1 million and total SBIC borrowings outstanding of $37.0 million. The SBIC borrowings include $14.0 million, $12.7 million and $3.3 million of SBA guaranteed debentures that mature on September 1, 2025, March 1, 2026 and September 1, 2026, respectively. In addition, SBIC interim financings of $7.0 million that mature on March 29, 2017 are included in our SBIC Borrowings. The fair value of the SBIC borrowings approximated its carrying value on the consolidated statements of financial condition as of December 31, 2016 and December 31, 2015. As of December 31, 2016, the Company had $33.0 million of available SBIC leverage capacity.

GLC Trust 2013-2 Notes

On July 18, 2014, GARS completed the GLC Trust 2013-2 Securitization. GLC Trust 2013-2 Notes were issued by GLC Trust 2013-2 and consisted of $36.9 million of Class A Notes (“GLC Trust 2013-2 Class A Notes”) and $2.3 million of Class B Notes (“GLC Trust 2013-2 Class B Notes”). As of December 31, 2016, GARS has retained all of the GLC Trust 2013-2 Class B Notes, which are eliminated in consolidation.

The GLC Trust 2013-2 Class A Notes bear interest at 3.00% per annum and are scheduled to mature on July 15, 2021. The proceeds of the GLC Trust 2013-2 Notes were used to refinance the $10.0 million revolving credit facility with Capital One, N.A. which was fully paid down and terminated concurrent with the issuance of the GLC Trust 2013-2 Notes.

The fair value of the GLC Trust 2013-2 Notes approximated the carrying value on the consolidated statements of financial condition as of December 31, 2016 and December 31, 2015, respectively.

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

If these tests are not satisfied with respect to a monthly payment date and are not cured within 45 days, an event of default will be deemed to have occurred and the GLC Trust 2013-2 Notes will become immediately due and payable, in accordance with the terms of the indenture. As of both December 31, 2016 and December 31, 2015, all of the coverage tests were met.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

7. Financing  – (continued)

Deferred Debt Issuance Costs and Other Fees

In connection with the issuance of our various debt instruments, GARS incurred aggregate fees in the amount of $6.2 million which consisted of facility fees of $4.3 million and other costs of $1.9 million, which included rating agency fees and legal fees. Fees paid as part of the execution of the GLC Trust 2013-2 Securitization in the amount of $0.4 million consisted of legal and other fees. For the year ended December 31, 2015, we paid total fees of $0.8 million on our SBIC borrowings. Fees paid as part of the execution of our SBIC borrowings include a 1.00% commitment fee on our $35.0 million commitment, 2.00% leverage fees and 0.43% of other fees on amounts drawn. Costs incurred in connection with the issuance of the Company’s debt instruments, are included as a reduction to the carrying amount of the related liability on the consolidated statements of financial condition and will be amortized over the stated maturity of the respective loans, with $4.0 million and $4.4 million of deferred debt issuance costs remaining as of December 31, 2016 and December 31, 2015, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

8. Related Party Transactions

Investment Advisory Agreement

GARS entered into the Investment Advisory Agreement with the Investment Adviser, which was most recently amended and restated on August 5, 2016. The Investment Advisory Agreement entitles the Investment Adviser to a base management fee and an incentive fee, both of which are described further below.

Effective as of October 1, 2016, the Investment Adviser, in consultation with the Board, agreed to irrevocably waive any fees payable to the Investment Adviser under the Investment Advisory Agreement with respect to a calendar quarter in excess of the sum of (i) 0.375% per quarter (1.50% annualized) of the gross assets of the Company, excluding cash and cash equivalents but including assets purchased with borrowed funds, calculated based on the average carrying value of the gross assets of the Company at the end of the two most recently completed calendar quarters, (ii) 20% of pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, in excess of a “hurdle rate” of 1.75% per quarter (7.00% annualized) and (iii) in the case of the final calendar quarter of each year, the capital gains incentive fee. This waiver will be in effect until the earlier of (i) June 30, 2017 and (ii) approval by the stockholders of the Company of an amendment to the Investment Advisory Agreement to decrease the base management fee to an annual rate of 1.50% and to decrease the “hurdle rate” for the income-based portion of the Incentive Fee to 1.75% per quarter (7.00% annualized).

Base Management Fee

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

The following table details our management fee expenses for the years ended December 31, 2016, 2015, and 2014:

	Year Ended	Year Ended	Year Ended
($ in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Management fees
Gross management fees	$7,221	$7,755	$8,065
Management fees waived	(249)	-	-
Total management fees, net of waived fees	$6,972	$7,755	$8,065

Management fees in the amount of $0.1 million and $1.8 million were payable as of December 31, 2016 and December 31, 2015, respectively, and are included in management fee payable on the consolidated statements of financial condition.

Incentive Fee Overview

Under the current Investment Advisory Agreement, the Investment Adviser is entitled to an incentive fee consisting of two components and a cap and deferral mechanism. The two components are independent of each other, and may result in one component being payable even if the other is not.

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

December 31, 2016

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

In addition, under U.S. GAAP, we are required to accrue a capital gains incentive fee based upon the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital gain and loss on investments held at the end of each period. If such amount is positive at the end of a period, then the Company will record a capital gains incentive fee equal to 20.00% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. For the year ended December 31, 2014, the Company accrued capital gains incentive fee in the amount of $1.6 million. There were not any accrued capital gains incentive fee for December 31, 2016 and December 31, 2015.

The Investment Advisory Agreement does not permit unrealized capital gains for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital gains, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement (as described above).

Incentive Fee Cap and Deferral Mechanism

We have structured the calculation of these incentive fees to include a fee limitation such that no incentive fee will be paid to our Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to our Investment Adviser for the period that includes such fiscal quarter and the 11 full preceding fiscal quarters (the “Incentive Fee Look-back Period”) would exceed 20.00% of our Cumulative Pre-Incentive Fee Net Return during the applicable Incentive Fee Look-back Period. The “Cumulative Pre-Incentive Fee Net Return” is defined as the sum of (1) pre-incentive fee net investment income, (2) cumulative realized capital gains / (losses), and (3) cumulative unrealized capital gains / (losses) for the Incentive Fee Look-back Period. The Incentive Fee Look-back Period commenced on April 1, 2013. Prior to April 1, 2016, the Incentive Fee Look-back Period consisted of fewer than 12 full fiscal quarters.

The following table details our incentive fee expenses for the years ended December 31, 2016, 2015 and 2014.

	Year Ended	Year Ended	Year Ended
($ in thousands)	December 31, 2016	December 31, 2015	December 31, 2014
Incentive fees
Income-based incentive fees	$3,234	$6,216	$6,069
Capital gains-based incentive fees(1)	-	(2,447)	2,340
Incentive fees subject to cap & deferral mechanism(2)	(3,234)	(2,634)	-
Total incentive fees	$-	$1,135	$8,409

______________

(1)	Capital gains-based incentive fees for the year ended December 31, 2015 of $(2.4) million represents the reversal of capital gains-based incentive fees that were previously accrued in 2014 and 2013.

(2)

As of December 31, 2016, the Investment Adviser had calculated an aggregate of $16.1 million of income-based incentive fees, since January 1, 2014, of which $10.6 million had been paid as of December 31, 2016. However, the Cumulative Pre-Incentive Fee Net Return has been decreased by the aggregate cumulative net realized and unrealized capital losses, as calculated under U.S. GAAP, experienced through the Incentive Fee Look-back Period. As a result, as of December 31, 2016, aggregate incentive fees payable to the Investment Adviser during the Incentive Fee Look-back Period were capped by the Incentive Fee Cap and Deferral Mechanism at $6.9 million (i.e., 20% of Cumulative Pre-Incentive Fee Net Return, during the Incentive Fee Look-back Period).

Due to the fact that there is no clawback of amounts previously paid to the Investment Adviser in accordance with the Investment Advisory Agreement, the Company has not recorded a receivable for the $3.7 million difference between amounts paid under the Investment Advisory Agreement in prior quarters and the Incentive Fee Cap based on the Company’s Cumulative Pre-Incentive Fee Net Return as of December 31, 2016.

The $3.7 million difference may be used to reduce future amounts earned by the Investment Adviser. However, as noted above, no incentive fee will be paid to the Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to our Investment Adviser for the Incentive Fee Look-back Period would exceed 20% of our Cumulative Pre-Incentive Fee Net Return during the applicable Incentive Fee Look-back Period. To the extent unrealized capital losses incurred as of December 31, 2016 are reversed within the applicable Incentive Fee Look-back Period, the corresponding increase in our Cumulative Pre-Incentive Fee Net Return may result in the Investment Adviser earning and being paid up to $5.5 million of income based incentive fees which are currently subject to the Incentive Fee Cap.

As of December 31, 2016, the Incentive Fee Look-back Period is in effect through December 31, 2019 and realized and unrealized capital gains and losses and pre-incentive net investment income earned through December 31, 2016 will cease to impact the Incentive Fee Cap and Deferral after this date.

The Investment Adviser earned aggregate incentive fees of $3.2 million, $3.8 million and $8.4 million for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively. However, no incentive fees were payable on the consolidated statements of financial condition as of December 31, 2016 and December 31, 2015 due to the Incentive Fee Cap.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

8. Related Party Transactions  – (continued)

Administration Agreement

As discussed in Note 1, GARS entered into the Administration Agreement with GARS Administrator. Under the Administration Agreement, the GARS Administrator provides the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as the GARS Administrator, subject to review by the Board, from time to time determines to be necessary or useful to perform its obligations under the Administration Agreement. The GARS Administrator is responsible for the financial and other records that the Company is required to maintain and prepares reports to stockholders, and reports and other materials filed with the SEC. The GARS Administrator provides on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance. No managerial assistance was provided to any portfolio companies for the years ended December 31, 2016 and December 31, 2015.

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

Administrator charges for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 were $1.3 million, $1.1 million, and $0.7 million, respectively. Charges were waived by the GARS Administrator for the year ended December 31, 2016. No charges were waived by the GARS Administrator for the years ended December 31, 2015, and December 31, 2014. No administration fees were payable to the GARS Administrator as of December 31, 2016 and December 31, 2015.

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

Independent directors earned $0.4 million for each of the years ended December 31, 2016, December 31, 2015 and December 31, 2014. No Directors’ Fees were payable as of December 31, 2016 and December 31, 2015.

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

December 31, 2016

8. Related Party Transactions  – (continued)

As of December 31, 2014, the Garrison Funds owned an aggregate of 2,024,372, or 12.1%, of the total outstanding common shares of GARS, and the officers and directors of the Company directly owned an aggregate of 73,032, or 0.4%, of the total outstanding common shares of GARS. On March 19, 2015, GSOF LLC, GSOF-SP LLC, GSOF-SP II LLC, GSOF-SP DB LLC, GSOIF Corporate Loan Pools Ltd. and GCOH SubCo 2014-1 LLC. (collectively, the “Garrison Offering Funds”) sold an aggregate 884,990 shares of GARS common stock in a secondary offering. In connection with this sale, the Garrison Offering Funds agreed to reimburse the Company for certain fees and expenses in the amount of $18,654 incurred in connection with the filing of the Company’s Registration Statement. On March 23, 2015, the Garrison Offering Funds sold an aggregate of 125,000 shares of GARS common stock in a private offering. On May 8, 2015, Garrison Capital Fairchild I Ltd. and Garrison Capital Fairchild II Ltd sold an aggregate 200,000 shares of GARS common stock in a secondary offering.

On August 10, 2015, GSOF 2014 LLC, GSOF-SP 2014 LLC, GSOF-SP 2014 II LLC and GCOH SubCo 2014-2 LLC distributed an aggregate of 24,472 shares to certain officers and members of senior management of the Company. As of December 31, 2016, Garrison Capital Fairchild I Ltd., Garrison Capital Fairchild II Ltd. and Garrison Capital Adviser Holdings MM LLC owned an aggregate of 789,910, or 4.9%, of the total outstanding shares of GARS common stock. As of December 31, 2016. the officers and directors of the Company owned an aggregate of 140,471, or 0.9%, of the total outstanding shares of GARS common stock.

Other

Garrison Loan Agency Services LLC acts as the administrative and collateral agent for certain loans held by the Company. No fees were paid by the Company to Garrison Loan Agency Services LLC during the years ended December 31, 2016 and December 31, 2015.

The Company may invest alongside other clients of the Investment Manager and their affiliates in certain circumstances where doing so is consistent with applicable law, SEC staff interpretations and the terms of our exemptive relief.

For certain other expenses, the GARS Administrator facilitates payments by GARS to third parties through the Investment Adviser or other affiliate. Other than the amount of expenses paid to third parties and fees payable under the Investment Advisory Agreement, no additional charges or fees are assessed by the GARS Administrator, the Investment Adviser or other affiliates.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

9. Financial Highlights

The following table represents financial highlights for the Company for the years ended December 31, 2016, December 31, 2015 and December 31, 2014.

Per share data	December 31, 2016	December 31, 2015	December 31, 2014
($ in thousands, except share and per share amounts)
Net asset value per common share at beginning of period	$13.98	$15.58	$15.16
Increase in net assets from operations:
Net investment income	1.18	1.79	1.31
Net realized gain/(loss) on investments	(1.89)	(0.70)	0.64
Net unrealized gain/(loss) on investments	0.41	(1.31)	(0.13)
Net (decrease)/increase in net assets from operations	(0.30)	(0.22)	1.82
Stockholder transactions
Repurchase of common stock	0.07	0.02	-
Distributions from net investment income	(1.33)	(1.40)	(1.25)
Distributions from realized gains			(0.15)
Total stockholder transactions	(1.26)	(1.38)	(1.40)
Net asset value per common share at end of period	$12.42	$13.98	$15.58

Per share market value at beginning of period	$12.17	$14.44	$13.88
Per share market value at end of period	9.35	12.17	14.44
Total book return (1)	(1.65)%	(1.28)%	12.01%
Total market return (2)	(11.80)%	(7.05)%	14.35%
Common shares outstanding at beginning of period	16,507,594	16,758,779	16,758,779
Common shares outstanding at end of period	16,049,352	16,507,594	16,758,779
Weighted average common shares outstanding	16,149,866	16,742,531	16,758,779
Net assets at beginning of period	$230,710	$261,103	$254,081
Net assets at end of period	$199,408	$230,710	$261,103
Average net assets (3)	$215,212	$256,826	$261,834
Ratio of net expenses to average net assets (4)	11.09%	8.32%	10.87%
Ratio of net investment income to average net assets (4)	8.87%	11.66%	8.41%
Ratio of portfolio turnover to average investments at fair value (5)	30.05%	41.42%	90.57%
Asset coverage ratio (6)	215.48%	208.84%	207.81%
Average outstanding debt (7)	$221,373	$226,940	$228,162
Average debt per common share	$13.79	$13.75	$13.61

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

9. Financial Highlights  – (continued)

(1)	Total book return equals the net increase of ending net asset value from operations plus the effect of repurchases of common stock over the net asset value per common share at the beginning of the period.

(2)	Based upon the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.

(3)	Calculated utilizing monthly net assets.

(4)	During the year ended December 31, 2016, $3.2 million of income-based incentive fees were capped as a result of the Incentive Fee Cap and Deferral Mechanism and $0.2 million of management fees were irrevocably waived. Had these management and incentive fees been earned, the ratio of net investment income to average net assets and the ratio of net expenses to average net assets would have been 7.25% and 12.71%, respectively.

(5)	Calculated based on monthly average investments at fair value.

(6)	In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. Based on the exemptive relief received from the SEC, our SBIC Borrowings are excluded from the Company’s asset coverage test calculation.

(7)	Calculated based on monthly average investments at fair value.

10. Net Assets

The Company’s authorized stock consists of 100,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share.

We priced our initial public offering (“IPO”) on March 26, 2013, selling 6,133,334 shares at a public offering price of $15.00 per share. The closing of the IPO took place on April 2, 2013 and all shares were issued as of that date. Concurrent with the IPO, the Company’s directors, officers, employees and an affiliate of the Investment Adviser purchased an additional 126,901 shares through a concurrent private placement transaction at a price of $15.00 per share. An aggregate of 16,049,352 and 16,507,594 shares of common stock, par value $0.001 per share, were outstanding as of December 31, 2016 and December 31, 2015, respectively.

For the years ended December 31, 2016 and December 31, 2015, there were no shares of preferred stock issued.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

11. Earnings per share

The following table sets forth the computation of the net increase in net assets per share resulting from operations, pursuant to FASB ASC Topic 260, Earnings per Share, for the years ended December 31, 2016, December 31, 2015 and December 31, 2014:

	Year Ended	Year Ended	Year Ended
($ in thousands, except per share data)	December 31, 2016	December 31, 2015	December 31, 2014
Net (decrease)/increase in net asset resulting from operations	$(4,810)	$(3,660)	$30,484
Basic weighted average shares outstanding	16,149,866	16,742,531	16,758,779
Basic (loss)/earnings per share	$(0.30)	$(0.22)	$1.82

12. Dividends and Distributions

GARS dividends and distributions are recorded on the ex-dividend date. The following table reflects the cash distributions declared on common stock for the fiscal years ended December 31, 2016 and December 31, 2015.

Record Dates ($ in thousands except per share data)	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
Year Ended December 31, 2016(1)
December 9, 2016	November 1, 2016	December 23, 2016	$4,494	$0.28
September 9, 2016	August 2, 2016	September 23, 2016	5,617	0.35
June 10, 2016	May 2, 2016	June 24, 2016	5,655	0.35
March 8, 2016	February 24, 2016	March 28, 2016	5,685	0.35
			$21,451	$1.33

 ______________

(1)	Does not include any return of capital for tax purposes.

Record Dates ($ in thousands except per share data)	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
Year Ended December 31, 2015(1)
December 11, 2015	November 2, 2015	December 28, 2015	$5,820	$0.35
September 10, 2015	July 30, 2015	September 25, 2015	5,866	0.35
June 12, 2015	April 30, 2015	June 26, 2015	5,866	0.35
March 20, 2015	March 3, 2015	March 27, 2015	5,866	0.35
			$23,418	$1.40

______________

(1)	Does not include any return of capital for tax purposes.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016

12. Dividends and Distributions  – (continued)

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. Federal Income Tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

13. Commitments and Contingencies

The Company had outstanding commitments to fund investments totaling $4.8 million and $6.9 million under various undrawn revolvers and other credit facilities as of December 31, 2016 and December 31, 2015, respectively.

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

14. Stock Repurchase Program

On October 5, 2015, we adopted a share repurchase plan that provided for repurchase of up to $10.0 million of our common stock at prices below our net asset value per share as reported in our most recent financial statements. Under the repurchase program, we repurchased shares of our outstanding common stock in the open market or in privately negotiated transactions from time to time. Repurchases by us complied with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and any applicable requirements of the 1940 Act. The repurchase program terminated in accordance with its terms on October 5, 2016. Our net asset value per share was increased by approximately $0.10 as a result of the aggregate share repurchases.

	Year Ended	Year Ended
($ in thousands, except per share data)	December 31, 2016	December 31, 2015
Dollar amount repurchased	$5,041	$3,314
Shares repurchased	458,242	251,185
Average price per share	$11.00	$13.19
Weighted average discount to net asset value	(20.14)%	(11.67)%

15. Transactions with Non-control/Affiliate Investments

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

	Year Ended December 31, 2016
	Fair value at	Purchases	Redemptions	Sales	Transfer in (out)	Discount	Net unrealized	Fair value at	Net realized	Interest and	Dividend
Portfolio Company	December 31, 2015	(cost)	(cost)	(cost)	(cost)	accretion	gains / (losses)	December 31, 2016	gains / (losses)	fee income	income
Non-control affiliate investments
Speed Commerce Operating Company LLC(1)	$-	$3,103	$-	$-	$-	$-	$-	$3,103	$-	$179	$-
Speed Commerce Investment Partners LLC	-	1,693	-	-	-	-	(1,693)	-	-	-	-

Total non-control affiliate investments	$-	$4,796	$-	$-	$-	$-	$(1,693)	$3,103	$-	$179	$-

__________

(1)	Comprised of two investments, including the Closing Date Term Loan and Delayed Draw Term Loan with both a cost and fair value of $1.9 million and $1.2 million, respectively.

As of December 31, 2015, we had no investments with non-control/affiliated investments.

16. Subsequent Events

On February 28, 2017 the Board approved a distribution in the amount of $4.5 million, or $0.28 a share, which will be paid on March 30, 2017 to stockholders of record as of March 23, 2017.

These consolidated financial statements were approved by the Board and were available for issuance on March 7, 2017. Subsequent events have been evaluated through this date. No material subsequent events other than as disclosed above have occurred through this date.

17. Selected Quarterly Financial Data (Unaudited)

($ in thousands, except per share amounts)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$9,653	$11,104	$11,138	$11,056
Net investment income	4,932	2,538	5,753	5,861
Net (loss) on investments	(2,079)	(3,625)	(9,635)	(8,556)
Net increase/(decrease) in net assets resulting from operations	2,853	(1,087)	(3,882)	(2,695)
Earnings per share	0.18	(0.07)	(0.24)	(0.17)
Net asset value per share	12.42	12.53	12.94	13.50

($ in thousands, except per share amounts)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total investment income	$11,480	$13,206	$13,152	$13,479
Net investment income	6,842	8,244	7,176	7,682
Net (loss) on investments	(17,109)	(8,485)	(3,300)	(4,710)
Net (decrease)/increase in net assets resulting from operations	(10,267)	(241)	3,876	2,972
Earnings per share	(0.62)	(0.01)	0.23	0.18
Net asset value per share	13.98	14.92	15.29	15.41

($ in thousands, except per share amounts)	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total investment income	$13,385	$12,944	$12,848	$11,282
Net investment income	6,880	6,261	5,979	2,889
Net (loss)/gain on investments	(1,212)	(1,180)	3,080	7,788
Net increase in net assets resulting from operations	5,668	5,081	9,059	10,676
Earnings per share	0.34	0.30	0.54	0.64
Net asset value per share	15.58	15.59	15.64	15.45

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2016 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the our periodic reports.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting Firm is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(c) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

N/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 79.

(2)	Financial Statement Schedules — None.

(3)	Exhibits.

Number	Description
3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00878), filed on May 13, 2013).
3.2	Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on March 1, 2016).
4.1	Form of Stock Certificate (Incorporated by reference to Exhibit (2)(d) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-173026), filed on June 8, 2011).
10.1	Third Amended and Restated Investment Advisory Agreement between the Registrant and Garrison Capital Advisers LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00878), filed on August 9, 2016).
10.2	Administration Agreement between the Registrant and Garrison Capital Administrator LLC (Incorporated by reference to Exhibit (2)(k)(2) to the Registrant’s Pre-effective Amendment No. 9 to the Registration Statement on Form N-2 (File No. 333-173026), filed on February 26, 2013).
10.3	Trademark License Agreement between the Registrant and Garrison Investment Group LP (Incorporated by reference to Exhibit (2)(k)(3) to the Registrant’s Registration Statement on Form N-2 (File No. 333-173026), filed on March 23, 2011).
10.4	Dividend Reinvestment Plan (Incorporated by reference to Exhibit (2)(e) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-173026), filed on June 8, 2011).
10.5	Indenture dated as of September 29, 2016, among Garrison Funding 2016-2 Ltd., Garrison Funding 2016-2 LLC and Deutsche Bank Trust Company Americas (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on October 3, 2016).
10.6	Class A-1R Note Purchase Agreement dated as of September 29, 2016, among Garrison Funding 2016-2 Ltd., Garrison Funding 2016-2 LLC, each of the Class A-1R Noteholders party thereto and Natixis, New York Branch (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on October 3, 2016).
10.7	Collateral Management Agreement dated as of September 29, 2016, by and between Garrison Funding 2016-2 Ltd. and the Registrant (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on October 3, 2016).
10.8	Sub-Collateral Management Agreement dated as of September 29, 2016, by and between the Registrant and Garrison Capital Advisers LLC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on October 3, 2016).
11.1	Computation of per share earnings (included in the notes to the audited financial statements included in this report).

Number		Description
14.1		Joint Code of Ethics of the Registrant and Garrison Capital Advisers LLC (Incorporated by reference to Exhibit (2)(r) to the Registrant’s Registration Statement on Form N-2 (File No. 333-195003), filed on April 3, 2014).
21.1	*	List of Subsidiaries
24		Power of attorney (included on the signature page hereto)
31.1	*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	*	GLC Trust 2013-2 Consumer Loan Pool Schedule of Investments as of December 31, 2016
99.2		GLC Trust 2013-2 Consumer Loan Pool Schedule of Investments as of December 31, 2015 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K, filed on March 2, 2016)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GARRISON CAPITAL INC.

By:	/s/ Joseph Tansey
Name: Joseph Tansey
Title: Chief Executive Officer
Date: March 7, 2017

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

Signature	Title	Date
/s/ Joseph Tansey Joseph Tansey	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 7, 2017

/s/ Brian Chase Brian Chase	Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	March 7, 2017

/s/ Cecil Martin Cecil Martin	Director	March 7, 2017

/s/ Joseph Morea Joseph Morea	Director	March 7, 2017

/s/ Matthew Westwood Matthew Westwood	Director	March 7, 2017

