Form 10-Q
period 2017-03-31
Garrison Capital Inc.
filed 2017-05-09
CIK 1509892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 5, 2017 the Registrant had 16,049,352 shares of common stock, $0.001 par value, outstanding.

i

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Financial Condition

($ in thousands, except share and per share amounts)

Part I. Financial Information

Item 1. Financial Statements

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Cash	$19,622	$10,378
Restricted cash	14,595	12,568
Due from counterparties	836	2,083
Investments, at fair value
Non-control/non-affiliate investments (amortized cost of $377,540 and $387,265, respectively)	358,748	373,601
Non-control/affiliate investments (amortized cost of $4,944 and $4,796, respectively)	-	3,103
Accrued interest receivable	2,365	3,387
Other assets	1,149	1,427
Total assets	$397,315	$406,547

Liabilities
Management fee payable (Note 5)	$1,423	$42
Senior secured revolving note (Note 4)	-	-
Senior secured term notes (Note 4)	164,358	164,308
SBIC borrowings (Note 4)	35,878	35,851
GLC Trust 2013-2 Class A note (Note 4)	3,042	4,953
Interest payable	827	1,089
Accrued expenses and other payables	862	896
Total liabilities	$206,390	$207,139

Commitments and contingencies (Note 9)

Net assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 16,758,779 shares issued and 16,049,352 shares outstanding as of both March 31, 2017 and December 31, 2016	$17	$17
Paid-in-capital in excess of par	249,148	249,148
Underdistributed net investment income	4,857	5,165
Accumulated net realized loss from investments	(39,361)	(39,565)
Net unrealized loss from investments	(23,736)	(15,357)
Total net assets	190,925	199,408
Total liabilities and net assets	$397,315	$406,547

Shares of common stock outstanding	16,049,352	16,049,352
Net asset value per share	$11.90	$12.42

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

March 31, 2017 (unaudited)

(in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Common Equity
Building Products
Valterra Products Holdings, LLC, Class A	N/A	N/A	N/A	N/A	185,847	$186	$673	0.35%
Valterra Products Holdings, LLC, Class B	N/A	N/A	N/A	N/A	20,650	21	75	0.04
						207	748	0.39

Commercial Services and Supplies
Faraday Holdings, LLC, Common	N/A	N/A	N/A	N/A	2,752	140	258	0.14
						140	258	0.14

Healthcare Equipment and Services
Juniper TGX Investment Partners, LLC, Common	N/A	N/A	N/A	N/A	3,146	671	1,396	0.73
						671	1,396	0.73

Household Products and Durables
Oneida Group Inc. (fka Everyware Global, Inc.), Common	N/A	N/A	N/A	N/A	242,035	2,714	1,815	0.95
						2,714	1,815	0.95

Transportation Services
EZE Trucking, LLC, Common	N/A	N/A	N/A	N/A	2,898	268	-	-
						268	-	-

Total Common Equity						$4,000	$4,217	2.21%

Preferred Equity
Diversified Financial Services
Prosper Marketplace Series B Preferred Stock, Common(1)(2)	N/A	N/A	N/A	N/A	912,865	$551	$1,528	0.80%
						551	1,528	0.80

Total Preferred Equity						$551	$1,528	0.80%

Debt Investments
Aerospace and Defense
AbelConn, LLC (Atrenne Computing), Term Loan*	1.15%	8.75%	9.90%	7/17/2019	9,592	$9,504	$9,504	4.98%
						9,504	9,504	4.98

Air Freight and Logistics
Fleetgistics Holdings, Inc., Term Loan*	2.00%	6.13%	8.13%	12/31/2018	862	863	776	0.41
Gruden Acquisition, Inc., Term Loan (First Lien)*	1.15%	4.75%	5.90%	8/18/2022	1,975	1,944	1,916	1.00
MXD Group, Inc. (fka Exel Direct Inc.), Term Loan*(3)	1.00%	11.00% Cash + 2.00% PIK	14.00%	5/31/2018	15,457	15,327	14,531	7.61
Raymond Express International, LLC, Term Loan*	1.75%	7.75%	9.50%	2/28/2018	1,291	1,288	772	0.40
						19,422	17,995	9.42

Auto Components
FRAM Group Holdings Inc. (Autoparts Holdings), Term Loan*	1.00%	6.75%	7.75%	12/23/2021	8,888	8,720	8,882	4.65
Inteva Products, LLC, Term Loan*	1.25%	8.50%	9.75%	9/8/2021	4,904	4,861	4,904	2.57
						13,581	13,786	7.22

Building Products
ShelterLogic Corp., Term Loan*	1.00%	9.50%	10.50%	7/30/2019	9,727	9,637	9,727	5.09
						9,637	9,727	5.09

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

March 31, 2017 (unaudited)

(in thousands)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Chemicals
Aristech Surfaces LLC, Term Loan B*	1.00%	8.00%	9.00%	10/17/2019	9,532	$9,447	$9,532	4.99%
PCCR USA, Inc., Term Loan A*	1.00%	8.00%	9.00%	12/1/2019	6,606	6,536	6,606	3.46
Profusion Industries, LLC, Term Loan*	1.00%	10.25%	11.25%	6/19/2020	9,656	9,532	9,560	5.01
						25,515	25,698	13.46

Commercial Services and Supplies
Del Mar Recovery Solutions, Inc., Revolver*	0.99%	8.50%	9.49%	6/27/2021	495	495	488	0.26
Del Mar Recovery Solutions, Inc., Term Loan**	0.99%	8.50%	9.49%	6/27/2021	8,419	8,294	8,294	4.34
Interior Specialists, Inc., Term Loan*	1.00%	8.00%	9.00%	6/30/2020	9,988	9,858	9,988	5.23
VIP Cinema Holdings, Inc., Term Loan*	1.00%	6.00%	7.00%	3/1/2023	1,583	1,576	1,595	0.84
						20,223	20,365	10.67

Diversified Financial Services
Affiliated Wealth Partners Holdings LLC, Term Loan*(1)	1.00%	8.00%	9.00%	9/15/2020	2,703	2,675	2,675	1.40
PlanMember Financial Corporation, Term Loan*(1)	1.50%	6.50%	8.00%	12/31/2020	1,135	1,121	1,135	0.59
Worley Claims Services, LLC, Term Loan*	1.00%	8.00%	9.00%	10/31/2020	10,264	10,216	10,264	5.38
						14,012	14,074	7.37

Diversified Telecommunication Services
Onvoy, LLC, Term Loan*	1.15%	4.50%	5.65%	2/10/2024	3,037	3,026	3,037	1.59
U.S. Telepacific Corp., Term Loan*	1.04%	5.00%	6.04%	11/25/2020	1,965	1,957	1,975	1.03
						4,983	5,012	2.62

Food Products
Diamond Crystal Brands, Inc., Term Loan**	0.99%	7.75%	8.74%	7/29/2021	5,460	5,411	5,460	2.86
Specialty Bakers LLC, Term Loan*(7)	1.00%	8.21%	9.21%	8/7/2019	9,818	9,718	9,720	5.09
						15,129	15,180	7.95

Healthcare Equipment and Services
ActivStyle, Inc., Term Loan**	1.00%	9.00%	10.00%	7/9/2020	8,697	8,597	8,697	4.56
Aurora Diagnostics, LLC, Delayed Draw Term Loan*	1.25%	7.13%	8.38%	7/31/2019	850	847	850	0.45
Aurora Diagnostics, LLC, Delayed Draw Term Loan B*	1.25%	7.13%	8.38%	7/31/2019	598	595	598	0.31
Aurora Diagnostics, LLC, Revolver*	1.25%	7.13%	8.38%	7/31/2019	544	539	544	0.28
Aurora Diagnostics, LLC, Term Loan*	1.25%	7.13%	8.38%	7/31/2019	5,477	5,449	5,477	2.87
Forest Park Medical Center at San Antonio, LLC, Lease(4)	N/A	13.00%	13.00%	2/11/2020	8,982	8,832	1,435	0.75
Forest Park Medical Center at San Antonio, LLC, Term Loan(4)	N/A	14.00%	14.00%	On Demand	1,951	1,914	312	0.16
RCS Management Corporation (SMS), Term Loan B**	1.00%	10.50%	11.50%	7/29/2018	9,500	9,374	9,374	4.91
SCG Capital Corporation (Radiation Therapy), Term Note	N/A	12.00%	12.00%	5/1/2017	59	59	59	0.03
Theragenics Corporation, Term Loan**	1.15%	12.00%	13.15%	12/23/2020	6,882	6,790	6,882	3.60
Walnut Hill Physicians' Hospital, LLC, Lease(4)	N/A	12.50%	12.50%	4/30/2019	6,765	6,765	3,383	1.77
						49,761	37,611	19.69

Hotels, Restaurants and Leisure
AP Gaming I, LLC, Term B Loan*	1.00%	8.25%	9.25%	12/21/2020	10,091	9,980	10,142	5.31
HRI Holding Corp. (Houlihans Restaurants), Term Loan*(7)	1.00%	8.07%	9.07%	12/17/2020	6,800	6,695	6,701	3.51
						16,675	16,843	8.82

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

March 31, 2017 (unaudited)

(in thousands)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Household Products and Durables
Brown Jordan International Inc., Term Loan*	1.04%	5.75%	6.79%	1/31/2023	5,938	$5,892	$5,952	3.12%
CR Brands, Inc., Term Loan*	1.00%	9.25%	10.25%	8/23/2017	9,552	9,530	9,527	4.99
Lexmark Carpet Mills, Inc., Term Loan*	1.00%	10.00%	11.00%	12/19/2019	9,480	9,351	9,351	4.90
Otter Products, LLC (OtterBox Holdings, Inc.), Term B Loan*	1.00%	4.75%	5.75%	6/3/2020	2,000	1,995	1,972	1.03
University Furnishings, L.P., Term Loan B**(7)	0.99%	7.64%	8.63%	12/17/2020	7,102	7,012	6,997	3.66
						33,780	33,799	17.70

Internet Software and Services
Aptos, Inc., Term Loan B*	1.15%	6.75%	7.90%	9/1/2022	8,955	8,793	8,786	4.60
Dodge Data & Analytics LLC, Term Loan*	1.19%	8.75%	9.94%	10/31/2019	8,892	8,800	8,800	4.61
Emtec Global Services Holdings, LLC, Revolver(3)	0.78%	8.25% Cash + 2.00% PIK	11.03%	11/30/2020	338	339	335	0.18
Emtec Global Services Holdings, LLC, Term Loan**(3)	0.78%	8.25% Cash + 2.00% PIK	11.03%	11/30/2020	2,845	2,818	2,817	1.48
Lionbridge Technologies, Inc., Term Loan*	1.05%	5.50%	6.55%	2/28/2024	1,429	1,422	1,426	0.75
Syncsort Incorporated, Term Loan*	1.15%	5.25%	6.40%	12/23/2022	6,712	6,648	6,645	3.48
						28,820	28,809	15.1

Leisure Products
Bass Pro Group, LLC, Initial Term Loan*	1.15%	5.00%	6.15%	12/15/2023	5,750	5,708	5,529	2.90
Confluence Outdoor, LLC, Delayed Draw Term Loan	1.00%	8.75%	9.75%	4/18/2019	999	991	989	0.52
Confluence Outdoor, LLC, Term Loan*	1.00%	8.75%	9.75%	4/18/2019	6,657	6,609	6,590	3.45
Kranos Acquisition Corp., Term Loan*	1.00%	10.00%	11.00%	4/30/2018	8,031	8,023	7,950	4.16
Playpower, Inc., Initial Term Loan (First Lien)*	1.15%	4.75%	5.90%	6/23/2021	965	962	966	0.51
						22,293	22,024	11.54

Machinery
Texas Hydraulics Holding, Inc., Term Loan**(7)	0.99%	9.66%	10.65%	2/17/2021	8,200	8,073	8,073	4.23
						8,073	8,073	4.23

Media
Project Sunshine IV Pty Ltd (Sensis), New Term Loans*(1)	1.00%	7.00%	8.00%	9/23/2019	6,913	6,822	6,921	3.63
						6,822	6,921	3.63

Metals and Mining
Metal Services LLC (Phoenix), New Term Loans*	1.15%	7.50%	8.65%	6/30/2019	6,065	6,002	6,088	3.19
						6,002	6,088	3.19

Retailing
Sears Holdings Corporation, Term Loan*(1)	1.00%	7.50%	8.50%	7/20/2020	1,218	1,190	1,228	0.64
Western Convenience Stores, Inc., Term Loan*	0.79%	11.00%	11.79%	9/1/2019	9,000	8,782	8,782	4.60
						9,972	10,010	5.24

Oil, Gas and Consumable Fuels
Badlands Production Company (fka Gasco), Term Loan(4)	1.00%	17.50%	18.50%	5/14/2018	10,500	10,421	5,250	2.75
Iracore International Holdings, Inc., Term Loan*	1.00%	11.00%	12.00%	7/10/2020	8,878	8,790	9,055	4.74
Rooster Energy Ltd., Term Loan*(3)(7)	1.50%	12.93% Cash + 8.00% PIK	22.43%	6/25/2018	5,236	5,104	4,112	2.15
						24,315	18,417	9.64

Professional Services
Simmons Research LLC, Term Loan*	1.19%	10.50%	11.69%	12/11/2020	2,392	2,356	2,356	1.23
						2,356	2,356	1.23

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

March 31, 2017 (unaudited)

(in thousands)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Transportation Services
Jack Cooper Holdings Corp., Term Loan	3.00%	7.00%	10.00%	10/18/2018	5,000	$5,098	$5,099	2.67%
Sirva Worldwide, Term Loan*	1.16%	6.50%	7.66%	11/22/2022	5,885	5,747	5,826	3.05
						10,845	10,925	5.72

Technology Hardware, Storage and Peripherals
TableTop Media, LLC, Lease**	N/A	10.00%	10.00%	10/15/2019	3,988	3,979	3,982	2.09
						3,979	3,982	2.09

Textiles, Apparel and Luxury Goods
League Collegiate Holdings, LLC, Term Loan*	0.99%	8.00%	8.99%	6/28/2021	7,556	7,459	7,459	3.91
						7,459	7,459	3.91

Trading Companies and Distributors
Sprint Industrial Holdings, LLC, Term Loan (First Lien)*	1.25%	5.75%	7.00%	5/14/2019	4,762	4,749	3,714	1.95
						4,749	3,714	1.95

Total Debt Investments						$367,907	$348,372	182.46%

Financial Assets
Diversified Financial Services
GLC Trust 2013-2 Consumer Loan Pool(1)(5)	N/A	N/A	N/A	N/A	5,359	$5,140	$4,759	2.49%
						5,140	4,759	2.49

Total Financial Assets						$5,140	$4,759	2.49%

Unfunded Commitments
Air Freight and Logistics
Raymond Express International, LLC, Revolver*(6)	N/A	0.50%	0.50%	2/28/2018	215	$-	$(84)	(0.04)%
						-	(84)	(0.04)

Commercial Services and Supplies
Del Mar Recovery Solutions, Inc., Revolver*(6)	N/A	0.75%	0.75%	6/27/2021	825	(20)	(13)	(0.01)
						(20)	(13)	(0.01)

Healthcare Equipment and Services
Aurora Diagnostics, LLC, Revolver*	N/A	0.38%	0.38%	7/31/2019	476	(5)	-	-
						(5)	-	-

Internet Software and Services
Emtec Global Services Holdings, LLC, Revolver(6)	N/A	0.00%	0.00%	11/30/2020	119	(5)	(1)	-
						(5)	(1)	-

Textiles, Apparel and Luxury Goods
League Collegiate Holdings, LLC, Revolver*(6)	N/A	0.75%	0.75%	6/28/2021	2,200	(28)	(30)	(0.02)
						(28)	(30)	(0.02)

Total Unfunded Commitments						$(58)	$(128)	(0.07)%

Total Non-Control/Non-Affiliate Investments						$377,540	$358,748	187.89%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

March 31, 2017 (unaudited)

(in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Affiliate Investments
Investments - United States
Common Equity
Air Freight and Logistics
Speed Commerce Investment Partners LLC, Class A Unit	N/A	N/A	N/A	N/A	1,780	$1,693	$-	-%
						1,693	-	-

Total Common Equity						$1,693	$-	-%

Debt Investments
Air Freight and Logistics
Speed Commerce Operating Company LLC, Closing Date Term Loan B(3)(4)	1.00%	18.00%	19.00% PIK	12/8/2017	1,972	$1,969	$-	-%
Speed Commerce Operating Company LLC, Delayed Draw Term Loan B(3)(4)	1.00%	18.00%	19.00% PIK	12/8/2017	1,284	1,282	-	-
						$3,251	$-	-%

Total Debt Investments						$3,251	$-	-%

Unfunded Commitments
Air Freight and Logistics
Speed Commerce Operating Company LLC, Delayed Draw Term Loan B(4)	N/A	0.00%	0.00%	12/8/2017	18	$-	$-	-%
						-	-	-

Total Unfunded Commitments						$-	$-	-%

Total Non-Control/Affiliate Investments						$4,944	$-	-%

Total Investments - United States						$382,484	$358,748	187.89%

_____________

*	Denotes that all or a portion of the investment is held as collateral by Garrison Funding 2016-2 Ltd.
**

Denotes that all or a portion of the loan is held by Garrison Capital SBIC LP.

Base Rate = Our floating rate investments bear interest at a base rate plus a spread. Generally, the borrower has an option to choose whether the base rate is referenced to the London Interbank Offered Rate (“LIBOR”) or the prime rate. The spread may change as a result of the borrower’s choice of base rate. In addition, the floating rate investments that are referenced to LIBOR are generally indexed to 30-day or 90-day U.S. Dollar LIBOR and subject to a minimum LIBOR Floor. The terms disclosed in the Consolidated Schedule of Investments represent the actual base rate and spread in effect as of the reporting period date.

(1)	Not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2017, 95.4% of the Company’s assets were qualifying assets.

(2)	Net of incentive fee payable to a third party equal to 20% of any distribution after the Company has received its full net capital investment plus a 12% preferred return in GLC Trust 2013-2 and Prosper Marketplace Series B Preferred Stock.

(3)	Interest is payable in cash, and/or payment-in-kind (“PIK”), or a combination thereof.

(4)	Investment is currently not income producing and placed on non-accrual status.

(5)	GLC Trust 2013-2 includes 1,080 small balance consumer loans with an average par of $4,760, a weighted average rate of 16.2% and a weighted average maturity of January 19, 2019. See Note 3 for additional information. See Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 for detail on underlying loans.

(6)	The negative fair value is the result of the unfunded commitments being valued below par. These amounts may or may not be funded to the borrowing party currently or in the future.

(7)

In addition to the interest earned on the stated base rate and spread of this investment, the Company received additional interest during the three months ended March 31, 2017 due to an arrangement between the Company and certain other lenders to the portfolio company. The additional interest received during the quarter has been annualized and included in the spread disclosed for this investment.

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

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2016

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Common Equity
Building Products
Valterra Products Holdings, LLC, Class A	N/A	N/A	N/A	N/A	185,847	$186	$673	0.33%
Valterra Products Holdings, LLC, Class B	N/A	N/A	N/A	N/A	20,650	21	75	0.04
						207	748	0.37

Commercial Services and Supplies
Faraday Holdings, LLC, Common	N/A	N/A	N/A	N/A	2,752	140	210	0.11
						140	210	0.11

Healthcare Equipment and Services
Juniper TGX Investment Partners, LLC, Common	N/A	N/A	N/A	N/A	3,146	671	1,129	0.57
						671	1,129	0.57

Household Products and Durables
Oneida Group Inc. (fka Everyware Global, Inc.), Common	N/A	N/A	N/A	N/A	242,035	2,714	1,815	0.91
						2,714	1,815	0.91

Transportation Services
EZE Trucking, LLC, Common	N/A	N/A	N/A	N/A	2,898	268	-	-
						268	-	-

Total Common Equity						$4,000	$3,902	1.96%

Preferred Equity
Diversified Financial Services
Prosper Marketplace Series B Preferred Stock(1)(2)	N/A	N/A	N/A	N/A	912,865	$551	$2,086	1.05%
						551	2,086	1.05

Total Preferred Equity						$551	$2,086	1.05%

Debt Investments
Aerospace and Defense
AbelConn, LLC (Atrenne Computing), Term Loan*	1.00%	8.50%	9.50%	7/17/2019	9,688	$9,589	$9,589	4.81%
						9,589	9,589	4.81

Air Freight and Logistics
Fleetgistics Holdings, Inc., Term Loan*	2.00%	6.13%	8.13%	12/31/2018	900	900	810	0.41
Gruden Acquisition, Inc., Term Loan (First Lien)*	1.00%	4.75%	5.75%	8/18/2022	1,980	1,947	1,881	0.93
MXD Group, Inc. (fka Exel Direct Inc.), Term Loan*(3)	1.00%	11.00% Cash + 2.00% PIK	14.00%	5/31/2018	15,380	15,229	14,618	7.34
Raymond Express International, LLC, Term Loan*	1.75%	7.75%	9.50%	2/28/2018	1,507	1,503	1,205	0.60
						19,579	18,514	9.28

Auto Components
FRAM Group Holdings Inc. (Autoparts Holdings), Term Loan*	1.00%	6.75%	7.75%	12/23/2021	9,000	8,821	8,910	4.47
Inteva Products, LLC, Term Loan*	1.25%	8.50%	9.75%	9/8/2021	4,960	4,914	4,985	2.50
						13,735	13,895	6.97

Building Products
ShelterLogic Corp., Term Loan*	1.00%	9.50%	10.50%	7/30/2019	9,854	9,752	9,752	4.89
						9,752	9,752	4.89

Chemicals
Aristech Surfaces LLC, Term Loan B*	1.00%	8.00%	9.00%	10/17/2019	9,595	9,501	9,501	4.76
PCCR USA, Inc., Term Loan A*	1.00%	8.00%	9.00%	12/1/2019	6,650	6,573	6,650	3.33
PCCR USA, Inc., Term Loan B*	1.00%	8.00%	9.00%	12/1/2019	1,709	1,685	1,709	0.86
Profusion Industries, LLC, Term Loan*	0.82%	9.00%	9.82%	6/19/2020	9,785	9,649	9,296	4.66
						27,408	27,156	13.61

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2016

(in thousands)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Commercial Services and Supplies
Del Mar Recovery Solutions, Inc., Term Loan**	0.61%	8.50%	9.11%	6/27/2021	8,526	$8,392	$8,392	4.21%
Del Mar Recovery Solutions, Inc., Revolver*	0.61%	8.50%	9.11%	6/27/2021	495	495	487	0.24
Interior Specialists, Inc., Term Loan*	1.00%	8.00%	9.00%	6/30/2020	10,040	9,900	10,040	5.04
						18,787	18,919	9.49

Diversified Financial Services
Affiliated Wealth Partners Holdings LLC, Term Loan*(1)	1.00%	8.00%	9.00%	9/15/2020	2,868	2,836	2,836	1.42
PlanMember Financial Corporation, Term Loan*(1)	1.50%	6.50%	8.00%	12/31/2020	1,154	1,139	1,154	0.58
Worley Claims Services, LLC, Term Loan*	1.00%	8.00%	9.00%	10/31/2020	10,290	10,238	10,291	5.16
						14,213	14,281	7.16

Diversified Telecommunication Services
U.S. Telepacific Corp., Term Loan*	1.00%	5.00%	6.00%	11/25/2020	1,971	1,961	1,967	0.99
						1,961	1,967	0.99

Food Products
Diamond Crystal Brands, Inc., Term Loan**	0.77%	7.75%	8.52%	7/29/2021	5,460	5,408	5,460	2.74
Specialty Bakers LLC, Term Loan*(7)	1.00%	8.13%	9.13%	8/7/2019	9,818	9,707	9,720	4.87
						15,115	15,180	7.61

Healthcare Equipment and Services
ActivStyle, Inc., Term Loan**	0.88%	9.00%	9.88%	7/9/2020	9,656	9,537	9,656	4.84
Aurora Diagnostics, LLC, Delayed Draw Term Loan*	1.25%	7.13%	8.38%	7/31/2019	850	850	850	0.42
Aurora Diagnostics, LLC, Delayed Draw Term Loan B*	1.25%	7.13%	8.38%	7/31/2019	598	598	598	0.30
Aurora Diagnostics, LLC, Term Loan*	1.25%	7.13%	8.38%	7/31/2019	5,506	5,476	5,507	2.76
Forest Park Medical Center at San Antonio, LLC, Lease(4)	N/A	13.00%	13.00%	2/11/2020	8,982	8,832	2,392	1.20
Forest Park Medical Center at San Antonio, LLC, Term Loan(4)	N/A	14.00%	14.00%	On Demand	1,951	1,914	520	0.26
RCS Management Corporation (SMS), Term Loan B**	1.00%	10.50%	11.50%	7/29/2018	9,500	9,351	9,350	4.69
SCG Capital Corporation (Radiation Therapy), Term Note	N/A	12.00%	12.00%	5/1/2017	822	822	822	0.41
Theragenics Corporation, Term Loan**	1.00%	12.00%	13.00%	12/23/2020	6,977	6,877	6,952	3.49
Walnut Hill Physicians' Hospital, LLC, Lease	N/A	12.50%	12.50%	4/30/2019	6,765	6,765	6,765	3.39
						51,022	43,412	21.76

Hotels, Restaurants and Leisure
AP Gaming I, LLC, Term B Loan*	1.00%	8.25%	9.25%	12/21/2020	10,117	9,998	10,050	5.04
HRI Holding Corp. (Houlihans Restaurants), Term Loan*(7)	1.00%	8.10%	9.10%	12/17/2020	6,800	6,688	6,692	3.36
						16,686	16,742	8.40

Household Products and Durables
CR Brands, Inc., Term Loan*	1.00%	9.25%	10.25%	8/23/2017	9,722	9,685	9,681	4.85
Lexmark Carpet Mills, Inc., Term Loan*	1.00%	10.00%	11.00%	12/19/2019	9,578	9,436	9,436	4.73
University Furnishings, L.P., Term Loan B**(7)	0.77%	7.39%	8.16%	12/17/2020	7,102	7,006	6,990	3.51
						26,127	26,107	13.09

Internet Software and Services
Aptos, Inc., Term Loan B*	1.00%	6.75%	7.75%	9/1/2022	8,978	8,808	8,808	4.41
Dodge Data & Analytics LLC, Term Loan*	1.00%	8.75%	9.75%	10/31/2019	9,023	8,921	8,921	4.47
Emtec Global Services Holdings, LLC, Revolver(3)	0.57%	8.25% Cash + 2.00% PIK	10.82%	11/30/2020	335	335	332	0.17
Emtec Global Services Holdings, LLC, Term Loan**(3)	0.57%	8.25% Cash + 2.00% PIK	10.82%	11/30/2020	2,820	2,791	2,790	1.40
Syncsort Incorporated, Term Loan*	1.00%	5.25%	6.25%	12/23/2022	6,729	6,662	6,662	3.34
YourMembership Holding Company, Term Loan A**	1.00%	7.00%	8.00%	9/12/2019	9,371	9,328	9,371	4.70
						36,845	36,884	18.49

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2016

(in thousands)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Leisure Products
Confluence Outdoor, LLC, Term Loan*	1.00%	7.00%	8.00%	4/18/2019	6,657	$6,604	$6,324	3.17%
Confluence Outdoor, LLC, Delayed Draw Term Loan	1.00%	7.00%	8.00%	4/18/2019	999	991	949	0.48
Kranos Acquisition Corp., Term Loan*	1.00%	10.00%	11.00%	6/15/2017	8,293	8,277	8,281	4.15
						15,872	15,554	7.80

Machinery
Texas Hydraulics Holding, Inc., Term Loan**(7)	0.77%	9.62%	10.39%	2/17/2021	8,200	8,065	8,065	4.04
						8,065	8,065	4.04

Media
CF Entertainment Inc. (Entertainment Studios), Term Loan*	1.00%	11.00%	12.00%	6/26/2020	10,032	9,979	10,133	5.08
Project Sunshine IV Pty Ltd (Sensis), New Term Loans*(1)	1.00%	7.00%	8.00%	9/23/2019	6,876	6,747	6,833	3.42
						16,726	16,966	8.50

Metals and Mining
Metal Services LLC (Phoenix), New Term Loans*	1.00%	7.50%	8.50%	6/30/2019	6,081	6,010	6,096	3.06
						6,010	6,096	3.06

Retailing
360 Holdings III Corp., Term Loan*	1.00%	9.00%	10.00%	10/1/2021	7,308	7,067	7,067	3.54
Sears Holdings Corporation, Term Loan*(1)	1.00%	7.50%	8.50%	7/20/2020	1,600	1,561	1,598	0.80
Western Convenience Stores, Inc., Term Loan*	0.63%	11.00%	11.63%	9/1/2019	9,000	8,760	8,760	4.39
						17,388	17,425	8.73

Oil, Gas and Consumable Fuels
Badlands Production Company (fka Gasco), Term Loan(4)	1.00%	17.50%	18.50%	5/14/2018	10,500	10,403	6,300	3.17
Iracore International Holdings, Inc., Term Loan*	1.00%	9.00%	10.00%	7/10/2020	8,878	8,784	8,878	4.45
Rooster Energy Ltd., Term Loan*(3)(7)	1.50%	12.89% Cash + 8.00% PIK	22.39%	6/25/2018	5,587	5,517	4,470	2.24
						24,704	19,648	9.86

Professional Services
Simmons Research LLC, Term Loan*	0.88%	10.50%	11.38%	12/11/2020	3,810	3,750	3,750	1.88
						3,750	3,750	1.88

Transportation Services
Sirva Worldwide, Term Loan*	1.00%	6.50%	7.50%	11/22/2022	5,900	5,755	5,767	2.89
						5,755	5,767	2.89

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2016

(in thousands)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Technology Hardware, Storage and Peripherals
TableTop Media, LLC, Lease**	0.00%	10.00%	10.00%	10/15/2019	4,354	$4,344	$4,347	2.18%
						4,344	4,347	2.18

Textiles, Apparel and Luxury Goods
League Collegiate Holdings, LLC, Term Loan*	0.77%	8.00%	8.77%	6/28/2021	7,604	7,501	7,501	3.77
						7,501	7,501	3.77

Trading Companies and Distributors
Sprint Industrial Holdings, LLC, Term Loan (First Lien)*	1.25%	5.75%	7.00%	5/14/2019	4,774	4,759	3,437	1.73
						4,759	3,437	1.73

Total Debt Investments						$375,693	$360,954	180.99%

Financial Assets
Diversified Financial Services
GLC Trust 2013-2 Consumer Loan Pool(1)(5)	N/A	N/A	N/A	N/A	7,086	$7,086	$6,756	3.39%
						7,086	6,756	3.39

Total Financial Assets						$7,086	$6,756	3.39%

Unfunded Commitments
Air Freight and Logistics
Raymond Express International, LLC, Revolver*(6)	N/A	0.50%	0.50%	2/28/2018	215	$(1)	$(43)	(0.02)%
						(1)	(43)	(0.02)

Commercial Services and Supplies
Del Mar Recovery Solutions, Inc., Revolver*(6)	N/A	0.75%	0.75%	6/27/2021	825	(21)	(14)	(0.01)
						(21)	(14)	(0.01)

Healthcare Equipment and Services
Aurora Diagnostics, LLC, Revolver*(6)	N/A	0.38%	0.38%	7/31/2019	1,020	(6)	(6)	-
						(6)	(6)	-

Internet Software and Services
Emtec Global Services Holdings, LLC, Revolver(6)	N/A	0.00%	0.00%	11/30/2020	123	(5)	(1)	-
YourMembership Holding Company, Revolver*(6)	N/A	0.00%	0.00%	9/12/2019	441	(2)	(3)	-
						(7)	(4)	-

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2016

(in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Unfunded Commitments (continued)
Textiles, Apparel and Luxury Goods
League Collegiate Holdings, LLC, Revolver*(6)	N/A	0.75%	0.75%	6/28/2021	2,200	$(30)	$(30)	(0.02)%
						(30)	(30)	(0.02)

Total Unfunded Commitments						$(65)	$(97)	(0.05)%

Total Non-Control/Non-Affiliate Investments						$387,265	$373,601	187.34%

Non-Control/Affiliate Investments
Investments - United States
Common Equity
Air Freight and Logistics
Speed Commerce Investment Partners LLC, Class A Unit	N/A	N/A	N/A	N/A	1,780	$1,693	$-	-%
						1,693	-	-

Total Common Equity						$1,693	$-	-%

Debt Investments
Air Freight and Logistics
Speed Commerce Operating Company LLC, Closing Date Term Loan B(3)	1.00%	16.00%	17.00% PIK	12/8/2017	1,879	$1,879	$1,879	0.95%
Speed Commerce Operating Company LLC, Delayed Draw Term Loan B(3)	1.00%	16.00%	17.00% PIK	12/8/2017	1,224	1,224	1,224	0.62
						$3,103	$3,103	1.57%

Total Debt Investments						$3,103	$3,103	1.57%

Unfunded Commitments
Air Freight and Logistics
Speed Commerce Operating Company LLC, Delayed Draw Term Loan B	N/A	0.00%	0.00%	12/8/2017	18	$-	$-	-%
						-	-	-

Total Unfunded Commitments						$-	$-	-%

Total Non-Control/Affiliate Investments						$4,796	$3,103	1.57%

Total Investments - United States						$392,061	$376,704	188.91%

______________

*	Denotes that all or a portion of the investment is held as collateral by Garrison Funding 2016-2 Ltd.
**	Denotes that all or a portion of the loan is held by Garrison Capital SBIC LP.
Base Rate = Our floating rate investments bear interest at a base rate plus a spread. Generally, the borrower has an option to choose whether the base rate is referenced to the London Interbank Offered Rate (“LIBOR”) or the prime rate. The spread may change as a result of the borrower’s choice of base rate. In addition, the floating rate investments that are referenced to LIBOR are generally indexed to 30-day or 90-day U.S. Dollar LIBOR and subject to a minimum LIBOR Floor. The terms disclosed in the Consolidated Schedule of Investments represent the actual base rate and spread in effect as of the reporting period date.

(1)	Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2016, 94.8% of the Company’s assets were qualifying assets.
(2)	Net of incentive fee payable to a third party equal to 20% of any distribution after the Company has received its full net capital investment plus a 12% preferred return in GLC Trust 2013-2 and Prosper Marketplace Series B Preferred Stock.
(3)	Interest is payable in cash, and/or PIK, or a combination thereof.
(4)	Investment is currently not income producing and placed on non-accrual status.
(5)	GLC Trust 2013-2 includes 1,458 small balance consumer loans with an average par of $4,860, a weighted average rate of 16.0% and a weighted average maturity of November 16, 2018. See Note 3 for additional information. See Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for detail on underlying loans.
(6)	The negative fair value is the result of the unfunded commitments being valued below par. These amounts may or may not be funded to the borrowing party currently or in the future.
(7)	In addition to the interest earned on the stated base rate and spread of this investment, the Company received additional interest for the year ended December 31, 2016 due to an arrangement between the Company and certain other lenders to the portfolio company. The additional interest received during the quarter has been annualized and included in the spread disclosed for this investment.

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

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

($ in thousands, except share and per share amounts)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Investment income
Interest income
Non-control/non-affiliate investments	$8,428	$10,875
Non-control/affiliate investments	148	-
Other income	418	181
Total investment income	8,994	11,056

Expenses
Interest expense	2,110	2,008
Management fee	1,611	1,850
Incentive fee	-	-
Professional fees	319	386
Directors' fees	82	107
Administrator expenses	224	269
Other expenses	674	527
Total expenses	5,020	5,147
Base management fee waived	(230)	-
Net expenses	4,790	5,147
Net investment income before excise taxes	4,204	5,909
Excise tax expense/(benefit)	17	50
Net investment income	4,187	5,859

Realized and unrealized gain/(loss) on investments
Net realized gain/(loss) from investments
Non-control/non-affiliate investments	204	(95)
Non-control/affiliate investments	-	-
Net change in unrealized gain/(loss) from investments
Non-control/non-affiliate investments	(5,110)	(8,462)
Non-control/affiliate investments	(3,269)	-
Net realized and unrealized loss on investments	(8,175)	(8,557)

Net decrease in net assets resulting from operations	$(3,988)	$(2,698)

Net investment income per common share	$0.26	$0.36
Net decrease in net assets resulting from operations per common share	$(0.24)	$(0.17)
Basic weighted average common shares outstanding(1)	16,049,352	16,319,453

Dividends and distributions declared per common share	$0.28	$0.35

____________

(1)	Calculated using basic weighted average common shares outstanding.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

($ in thousands, except share and per share amounts)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016

(Decrease)/increase in net assets from operations:
Net investment income	$4,187	$5,859
Net realized gain/(loss) from investments	204	(95)
Net change in unrealized (loss) on investments	(8,379)	(8,462)
Net (decrease) in net assets from operations	(3,988)	(2,698)

Dividends and distributions to stockholders:
From net investment income	(4,495)	(5,685)
Total dividends and distributions to stockholders(1)	(4,495)	(5,685)

Common share transactions
Repurchase of common stock (see Note 8)	-	(3,140)
Net (decrease) in net assets from common share transactions	-	(3,140)

Total (decrease) in net assets	(8,483)	(11,523)
Net assets at beginning of period	199,408	230,710
Net assets at end of period	$190,925	$219,187
Net asset value per common share	$11.90	$13.50
Common shares outstanding at end of period	16,049,352	16,234,814

Underdistributed net investment income included in net assets	$4,857	$8,958

____________

(1)	Dividends from net investment income are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

($ in thousands, except share and per share amounts)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(3,988)	$(2,698)
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) operating activities:
Net accretion of discounts on investments	(377)	(360)
Net realized (gain)/loss from investments	(204)	95
Amortization of deferred debt issuance costs and discount on notes payable	127	256
Net change in unrealized loss/(gain) on investments	8,379	8,462
Payment-in-kind interest	(273)	(466)
Purchases of investments	(28,326)	(34,875)
Paydowns of investments	38,757	11,598
Sales of investments	-	24,993
Changes in operating assets and liabilities:
Increase in cash, restricted	(2,027)	(41)
Decrease/(increase) in due from counterparties	1,247	(10,343)
Decrease/(increase) in accrued interest receivable	1,022	(257)
Decrease in other assets	260	102
Increase in due to counterparties	-	1,184
Increase in payables to affiliates	1,381	223
(Decrease) in interest payable on notes payable	(262)	(93)
(Decrease)/increase in accrued expenses and other payables	(35)	48
Net cash provided by/(used in) operating activities	15,681	(2,172)

Cash flows from financing activities
Repurchase of common stock	-	(3,140)
Distributions paid to stockholders	(4,495)	(5,685)
Payments for financing costs	-	(178)
Proceeds of senior secured revolving notes	-	5,500
Repayment of GLC Trust 2013-2 Class A notes	(1,942)	(3,046)
Proceeds from Garrison SBIC borrowings	-	7,360
Net cash (used in)/provided by financing activities	(6,437)	811

Net increase/(decrease) in cash	9,244	(1,361)
Cash at beginning of period	10,378	24,985
Cash at end of period	$19,622	$23,624

Supplemental disclosure of cash flow information
Cash paid for interest expense	$2,245	$2,018

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

1. Organization

Garrison Capital Inc. (“GARS” and, collectively with its subsidiaries, the “Company”, “we” or “our”) is a Delaware corporation and is an externally managed, closed-end, non-diversified management investment company that has filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, GARS has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for the period beginning October 9, 2012 and intends to qualify annually thereafter. GARS’ shares trade on the NASDAQ Global Select Market under the symbol “GARS”.

Our investment objective is to generate current income and capital appreciation through direct loans and debt investments in U.S. based middle-market companies. Our loans and debt investments are primarily first and second lien senior secured loans (including "unitranche" loans, which are loans that combine the characteristics of both senior and subordinated debt, generally in a first lien position). We also may, to a lesser extent, invest in subordinated and mezzanine debt, unsecured consumer loans and equity investments. Our goal is to generate attractive risk-adjusted returns by assembling a broad portfolio of investments.

The Company’s business and affairs are managed and controlled by the Company’s board of directors (the “Board”). The majority of the members of the Board are independent of the Company and its affiliates. Our investment activities and day-to-day operations are managed by Garrison Capital Advisers, LLC (our “Investment Adviser”) and Garrison Capital Administrator, LLC (the “GARS Administrator”) provide the Company with certain administrative services necessary to conduct our day-to-day operations. We are organized as a holding company and conduct our business primarily through our various subsidiaries.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Garrison Capital Inc. and its wholly-owned subsidiaries. The accounts of the subsidiaries are prepared using consistent accounting policies and as of the same reporting period as GARS. Under ASC Topic 946, the Company is generally precluded from consolidating any entity other than another investment company. Accordingly, the Company consolidates any investment company when it owns 100% of its equity units or 100% of the economic equity interest. ASC Topic 946 also provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries.

As a result, GARS has consolidated the results of Garrison Funding 2013-2 Manager, LLC (“GF 2013-2 Manager”), Garrison Funding 2013-2 Ltd. (“GF 2013-2”), Garrison Funding 2016-2 Ltd. (“GF 2016-2”), Garrison Capital SBIC, LP (“Garrison SBIC”), GLC Trust 2013-2 (“GLC Trust 2013-2”) and a series of limited liability companies that GARS created primarily to provide specific tax treatment for the minority equity and other investments held in these limited liability companies.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

2. Significant Accounting Policies and Recent Updates  – (continued)

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

Cash and Cash Equivalents

As of March 31, 2017 and December 31, 2016, cash held in designated bank accounts with Deutsche Bank Trust Company Americas (the “Custodian”) was $18.4 million and $9.1 million, respectively. As of March 31, 2017 and December 31, 2016, cash held in designated bank accounts with other major financial institutions was $1.2 million and $1.3 million, respectively. At times, these balances may exceed federally insured limits and this potentially subjects the Company to a concentration of credit risk. The Company believes it is not exposed to any significant credit risk associated with its cash custodian.

The Company defines cash equivalents as highly liquid financial instruments with original maturities of three months or less, including those held in overnight sweep bank deposit accounts. As of both March 31, 2017 and December 31, 2016, the Company held no cash equivalents.

Cash and Cash Equivalents, Restricted

Restricted cash as of March 31, 2017 and December 31, 2016 included cash of $13.5 million and $11.3 million, respectively, held by GF 2016-2 in designated bank accounts with the Custodian. GF 2016-2 is required to use a portion of these amounts to pay interest expense, reduce borrowings at the end of the investment period and to pay other amounts in accordance with the terms of the indenture governing the 2016-2 CLO, as defined in Note 4. Funds held by GF 2016-2 are not available for general use by the Company. Restricted cash as of March 31, 2017 and December 31, 2016 also included cash of $1.1 million and $1.3 million, respectively, held by GLC Trust 2013-2 in designated restricted bank accounts. GLC Trust 2013-2 is required to use a portion of these amounts to make principal payments and pay interest expense in accordance with the terms of the indenture governing the GLC Trust 2013-2 Notes, as defined in Note 4.

As of both March 31, 2017 and December 31, 2016, the Company held no restricted cash equivalents.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

2. Significant Accounting Policies and Recent Updates  – (continued)

Investment Transactions and Related Investment Income and Expense

The Company records its investment transactions on a trade date basis, which is the date when management has determined that all material legal terms have been contractually defined for the transactions. These transactions could possibly settle on a subsequent date depending on the transaction type. Any amounts related to purchase, sale and principal paydowns that have traded but not settled will be reflected as either a due to counterparty or due from counterparty on our Statement of Financial Condition. All related revenue and expenses attributable to our investment transactions are reflected on the consolidated statements of operations commencing on the trade date unless otherwise specified by the transaction documents. Realized gains and losses on investment transactions are recorded using the specific identification method.

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

The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. As of March 31, 2017 the Company had investments to four portfolio companies that were place on non-accrual status. As of December 31, 2016, the Company had investments to two portfolio companies that were placed on non-accrual status.

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

Fair Value Measurements

The Company values its investments in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC Topic 820’s definition of fair value focuses on exit price in the principal, or most advantageous, market and prioritizes the use of market-based inputs over entity-specific inputs within a measurement of fair value.

ASC Topic 820 classifies the inputs used to measure these fair values into the following hierarchy:

•	Level 1 — Unadjusted quoted prices in active markets for identical investments as of the reporting date.

•	Level 2 — Pricing inputs include quoted prices in active markets for similar instruments, quoted prices in less active or inactive markets for identical or similar instruments where multiple price quotes can be obtained, and other observable inputs, such as interest rates, yield curves, credit risks, and default rates.

•	Level 3 — Pricing inputs are unobservable and includes situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation including, in certain instances, the Investment Adviser’s own assumptions about how market participants would price the financial instrument.

Our investments include debt investments (both funded and unfunded, “Debt Investments”), preferred and minority common equity investments of diversified companies (“Equity”) and a portfolio of unsecured small balance consumer loans (“Financial Assets”). Due to the nature of the Company’s strategy, the Company’s portfolio is primarily comprised of relatively illiquid investments that are privately held. Inputs into the determination of fair value of the Company’s portfolio investments require significant management judgment or estimation. This means that the Company’s portfolio valuations are based on unobservable inputs and the Investment Adviser’s own assumptions about how market participants would price the asset or liability in question. Valuations of privately held investments are inherently uncertain and they may fluctuate over short periods of time and may be based on estimates. The determination of fair value by the Board may differ materially from the values that would have been used if a ready market for these investments existed.

Net assets could be materially affected if the determinations regarding the fair value of the investments were materially higher or lower than the values that are ultimately realized upon the disposal of such investments.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

2. Significant Accounting Policies and Recent Updates  – (continued)

Valuation Techniques

The following is a description of the different valuation techniques utilized by the Company.

Debt and Equity Investments

Bid quotations – Certain of the Company’s debt investments are publicly traded instruments for which quoted market prices are not readily available. The fair value of these investments may be determined based bid quotations from unaffiliated market makers or independent third-party pricing services or the price activity of comparable instruments. The Company will generally supplement the bid quotations for these investments by also performing a comparable yield approach outlined below.

Comparable yield approach – This valuation technique determines the fair value of an investment by assessing the expected market yield of other debt investments with similar credit structures, leverage statistics, interest rates and time to maturity. The Company generally uses this approach for its debt investments that have not been deemed to be credit-impaired and where a market rate of recovery is expected.

Market comparable companies – This valuation technique determines the total enterprise value of a company by assessing the expected multiple that a market participant would apply to that company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue or other collateral that secures the investment. These valuation multiples are typically determined based on reviewing market comparable transactions or other comparable publicly traded companies, if any. The resulting enterprise value will dictate whether or not the Company’s debt investment has adequate enterprise value coverage. In instances where the enterprise value is inadequate, the market comparable companies approach may be used to estimate a recovery value for our credit-impaired debt investments. The Company generally also uses this approach for its equity investments.

Financial Assets

Discounted cash flows – This valuation technique determines the fair value of an investment by projecting the expected cash flows of the investment based on contractual terms, and discounts such cash flows back to the valuation date using a discount rate.

Valuation Process

The Board is responsible for determining the fair value of the Company’s assets in good faith using a documented valuation policy and consistently applied valuation process. The valuation process is a multi-step process conducted at the end of each fiscal quarter as described below:

•	The Company’s valuation process begins with each portfolio company or investment being initially valued by investment professionals of the Investment Adviser responsible for credit monitoring.

•	At least once annually, the valuation for each portfolio investment that does not have a readily available quotation is reviewed by an independent valuation firm, subject to the de minimis exception as more full described below.

•	Preliminary valuation conclusions are then documented, compared to the range of prices provided by an independent valuation firm where applicable, and discussed with our senior management and the Investment Adviser.

•	The Investment Adviser submits these preliminary valuations to the Valuation Committee of the Board.

•	The Board discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith

As noted above, the Board has retained several independent valuation firms to review the valuation of each portfolio investment that does not have a readily available market quotation at least once during each 12-month period. To the extent a security is reviewed in a particular quarter, it is reviewed and valued by only one service provider. However, the Board does not intend to have de minimis investments of less than 0.5% of the Company’s total assets (up to an aggregate of 10.0% of the Company’s total assets) independently reviewed.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium. The amortization period will be shortened for the premium to the earliest call date. This new guidance is effective for annual and interim periods beginning on or after December 15, 2018 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact ASU 2017-08 will have on the Company’s consolidated financial position and disclosures.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

3. Investments

As of March 31, 2017, we held investments in 63 portfolio companies with a fair value of $358.7 million, a weighted average yield on debt investments of 10.8% and a weighted average contractual maturity of 36 months. Weighted average yield is calculated based on the fair value of the investments and interest expected to be received using the current all-in rate of interest at the balance sheet date to contractual maturity, excluding the effects of future scheduled principal amortization.

The composition of the Company’s portfolio by industry at fair value as of March 31, 2017 and December 31, 2016 was as follows:

	Fair Value of Investments
Industry ($ in thousands)	As of March 31, 2017		As of December 31, 2016
Healthcare Equipment and Services	$39,007	11.1%	$44,535	12.1%
Household Products and Durables	35,614	9.9	27,922	7.4
Internet Software and Services	28,808	8.0	36,880	9.8
Chemicals	25,698	7.2	27,156	7.2
Leisure Products	22,024	6.1	15,554	4.1
Commercial Services and Supplies	20,610	5.7	19,115	5.1
Diversified Financial Services	20,361	5.7	23,123	6.1
Oil, Gas and Consumable Fuels	18,417	5.1	19,648	5.2
Air Freight and Logistics	17,911	5.0	21,574	5.7
Hotels, Restaurants and Leisure	16,843	4.7	16,742	4.4
Food Products	15,180	4.2	15,180	4.0
Auto Components	13,786	3.8	13,895	3.7
Transportation Services	10,925	3.0	5,767	1.5
Building Products	10,475	2.9	10,500	2.8
Retailing	10,010	2.8	17,425	4.6
Aerospace and Defense	9,504	2.6	9,589	2.5
Machinery	8,073	2.3	8,065	2.1
Textiles, Apparel and Luxury Goods	7,429	2.1	7,471	2.0
Media	6,921	1.9	16,966	4.5
Metals and Mining	6,088	1.7	6,096	1.6
Diversified Telecommunication Services	5,012	1.4	1,967	0.5
Technology Hardware, Storage and Peripherals	3,982	1.1	4,347	1.2
Trading Companies and Distributors	3,714	1.0	3,437	0.9
Professional Services	2,356	0.7	3,750	1.0
	$358,748	100.0%	$376,704	100.0%

Refer to the Consolidated Schedules of Investments for detailed disaggregation of the Company’s investments.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

3. Investments – (continued)

Fair Value Measurement

The following tables summarize the valuation of the Company’s investments measured at fair value based on the fair value hierarchy, as detailed in Note 2, as of both March 31, 2017 and December 31, 2016:

	As of March 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured (1)(2)	$-	$-	$348,244	$348,244
Preferred Equity Investments	-	-	1,528	1,528
Common Equity Investments	-	-	4,217	4,217
Financial Assets	-	-	4,759	4,759
	$-	$-	$358,748	$358,748

 ______________

(1)	Includes unfunded commitments with a negative fair value of $0.1 million.
(2)	Included in senior secured loans are loans structured as first lien, last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.

	As of December 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured (1)(2)	$-	$-	$363,960	$363,960
Preferred Equity Investments	-	-	2,086	2,086
Common Equity Investments	-	-	3,902	3,902
Financial Assets	-	-	6,756	6,756
	$-	$-	$376,704	$376,704

______________

(1)	Includes unfunded commitments with a negative fair value of $0.1 million.
(2)	Included in senior secured loans are loans structured as first lien, last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.

The net change in unrealized loss attributable to the Company’s Level 3 assets for the three months ended March 31, 2017 and March 31, 2016 included in the net change in unrealized loss from investments in the Company’s consolidated statement of operations was $8.4 million and $8.5 million, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

3. Investments – (continued)

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
	Senior Secured	Mezzanine	Preferred Equity	Common Equity	Financial
($ in thousands)	Investments	Investments	Investments	Investments	Assets	Total
Fair value, beginning of period	$363,960	$-	$2,086	$3,902	$6,756	$376,704
Total net realized and unrealized gain/(loss) on investments(1)	(7,662)	-	(558)	315	(270)	(8,175)
Total net accretion of discounts on investments	377	-	-	-	-	377
Purchases/issuances(2)	28,599	-	-	-	-	28,599
Sales	-	-	-	-	-	-
Paydowns(2)	(37,030)	-	-	-	(1,727)	(38,757)
Fair value, end of period	$348,244	$-	$1,528	$4,217	$4,759	$358,748

______________

(1)	Net change in unrealized loss from investments attributable to our Level 3 assets still held at March 31, 2017 totaled $8.2 million, consisting of the following: Senior Secured Investments of $7.8 million, Preferred Equity Investments of $0.6 million and Financial Assets of $0.1 million, offset by unrealized gains on Common Equity Investments of $0.3 million.
(2)	There were no non-cash restructuring of portfolio investments or transfers of investments between levels by the Company for the three months ended March 31, 2017.

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
	Senior Secured	Mezzanine	Preferred Equity	Common Equity	Financial
($ in thousands)	Investments	Investments	Investments	Investments	Assets	Total
Fair value, beginning of period	$380,780	$7,512	$5,487	$3,468	$17,754	$415,001
Total net realized and unrealized loss on investments(1)	(8,441)	(7)	-	-	(307)	(8,755)
Total net accretion of discounts on investments	353	7	-	-	-	360
Purchases/issuances(2)	35,292	49	-	-	-	35,341
Sales	(24,993)	-	-	-	-	(24,993)
Paydowns(2)	(8,197)	-	-	-	(3,203)	(11,400)
Fair value, end of period	$374,794	$7,561	$5,487	$3,468	$14,244	$405,554

______________

(1)	Net change in unrealized loss from investments attributable to our Level 3 assets still held at March 31, 2016 totaled $8.6 million, consisting of the following: Senior Secured Investments of $8.7 million, offset by unrealized gains on Financial Assets of $0.1 million.
(2)	There were no non-cash restructuring of portfolio investments or transfers of investments between levels by the Company for the three months ended March 31, 2016.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

3. Investments  – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at March 31, 2017:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range				Weighted
($ in thousands)	March 31, 2017	Technique	Input	Low		High		Average
Senior Secured Investments	$348,244 (1)	Comparable yield approach	Market rate (2)	5.6%		44.3%		9.8%
		Market comparable companies	EBITDA multiple (5)	2.5	x	11.3	x	6.0	x

Equity Investments (3)	5,745	Market comparable companies	EBITDA multiple	5.0	x	6.5	x	5.8	x
		Market comparable companies	Origination fees multiple	4.3	x	4.3	x	4.3	x

Financial Assets (4)	4,759	Discounted cash flows	Interest rate	6.0%		31.3%		16.2%
			Conditional prepayment rate	0.0%		21.6%		15.7%
			Cumulative default rate	0.0%		18.0%		13.1%
			Discount rate	9.0%		9.0%		9.0%
Total	$358,748

____________

(1)	Includes total unfunded commitments with a negative fair value of $0.1 million.
(2)	Market rate is calculated based on the fair value of the investments and interest expected to be received using the current all-in rate of interest at the balance sheet date to contractual maturity, excluding the effects of future scheduled principal amortizations.
(3)	Includes preferred and common equity.
(4)	Financial Assets are valued by the level of risk associated with the underlying loan measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, the borrowers credit score obtained from an official credit reporting agency at origination, debt-to-income ratios at origination, information from the borrower’s credit report at origination, as well as the borrower’s self-reported income range, occupation and employment status at origination. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of March 31, 2017, 12.9%, 36.5%, 39.6%, 8.6%, 2.4% and 0.00% of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively. See Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 for detail on the underlying loans.
(5)	Excludes non-operating portfolio companies, which we define as those loans collateralized by proved developed producing (“PDP”) value, real estate or other hard assets. PDPs are proven revenues that can be produced with existing wells. As of March 31, 2017, non-operating portfolio companies with an aggregate $47.7 million of par value and $28.5 million of fair value were excluded.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

3. Investments  – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at December 31, 2016:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range				Weighted
($ in thousands)	December 31, 2016	Technique	Input	Low		High		Average
Senior Secured Investments	$363,960 (1)	Comparable yield approach	Market rate (2)	6.1%		41.0%		10.2%
		Market comparable companies	EBITDA multiple (5)	2.5	x	11.3	x	5.9	x

Equity Investments (3)	5,988	Market comparable companies	EBITDA multiple	5.0	x	7.5	x	6.5	x
		Market comparable companies	Origination fees multiple	5.8	x	5.8	x	5.8	x

Financial Assets (4)	6,756	Discounted cash flows	Interest rate	6.0%		31.3%		16.0%
			Conditional prepayment rate	10.4%		24.5%		15.2%
			Cumulative default rate	0.0%		17.9%		11.1%
			Discount rate	9.0%		9.0%		9.0%
Total	$376,704

______________

(1)	Includes total unfunded commitments with a negative fair value of $0.1 million.
(2)	Market rate is calculated based on the fair value of the investments and interest expected to be received using the current all-in rate of interest at the balance sheet date to contractual maturity, excluding the effects of future scheduled principal amortizations.
(3)	Includes preferred and common equity.
(4)	Financial Assets are valued by the level of risk associated with the underlying loan measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, the borrowers credit score obtained from an official credit reporting agency at origination, debt-to-income ratios at origination, information from the borrower’s credit report at origination, as well as the borrower’s self-reported income range, occupation and employment status at origination. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of December 31, 2016, 16.6%, 35.4%, 37.4%, 8.1%, 2.5% and 0.0%, of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively. See Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for detail on the underlying loans.
(5)	Excludes non-operating portfolio companies, which we define as those loans collateralized by PDP value, real estate or other hard assets. PDPs are proven revenues that can be produced with existing wells. As of December 31, 2016, non-operating portfolio companies with an aggregate $49.6 million of par value and $36.0 million of market value were excluded.

Unobservable inputs used in the fair value measurement of the Company’s Debt and Equity Investments include consensus pricing, multiples of market comparable companies, and relative comparable yields. Significant decreases (increases) in consensus pricing or market comparables could result in lower (higher) fair value measurements. Significant increases (decreases) in comparable yields could result in lower (higher) fair value measurements. Generally, a change in the assumption used for relative comparable yields is accompanied by a directionally opposite change in the assumptions used for pricing.

Unobservable inputs used in the fair value measurement of the Company Financial Assets include interest rate, prepayment rate, unit loss rate, default rate multiplier and discount rate. Significant decreases (increases) in interest rates or prepayment rates could result in lower (higher) fair value measurements. Significant increases (decreases) in unit loss rates, default rate multiplier or discount rates could result in significantly lower (higher) fair value measurements.

The terms of the Debt Investments may provide for us to extend to a borrower additional credit or provide funding for any unfunded portion of such Debt Investments at the request of the borrower. This exposes us to potential liabilities that are not reflected on the Consolidated Statements of Financial Condition. As of March 31, 2017 and December 31, 2016, the Company had $3.9 million and $4.8 million of unfunded commitments both with negative fair values of $0.1 million. The negative fair value is the result of the unfunded commitments being valued below par. These amounts may or may not be funded to the borrowing party now or in the future.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

4. Financing

As of March 31, 2017, the total carrying value of the Company’s aggregate debt outstanding was $207.1 million with a weighted average effective interest rate of 4.06%. The Company’s debt outstanding as of March 31, 2017 was comprised of notes issued by GF 2016-2 and GLC Trust 2013-2 as well as Garrison SBIC borrowings.

The table below provides details of the Company’s outstanding debt as of March 31, 2017:

	Amortized	Outstanding
March 31, 2017 ($ in thousands)	Carrying Value	Principal at Par	Interest Rate		Rating(1)	Stated Maturity
GF 2016-2 Secured Notes:
Class A-1R Notes	$-	$-	LIBOR + 2.20	%(2)	AAA(sf)	9/29/2027
Class A-1F Notes	24,705	25,000	3.41%		AAA(sf)	9/29/2027
Class A-1T Notes	86,973	88,150	LIBOR + 2.20%		AAA(sf)	9/29/2027
Class A-2 Notes	20,349	20,700	LIBOR + 3.15%		AA(sf)	9/29/2027
Class B Notes	20,922	21,450	LIBOR + 4.00%		A (sf)	9/29/2027
Class C Notes	11,409	11,700	LIBOR + 6.00%		BBB(sf)	9/29/2027
	164,358	167,000
Garrison SBIC Borrowings:
SBIC 2017-10 A	6,751	6,980	3.47	%(3)	N/A	3/1/2027
SBIC 2016-10 B	3,212	3,320	2.79	%(3)	N/A	9/1/2026
SBIC 2016-10 A	12,315	12,700	3.25	%(3)	N/A	3/1/2026
SBIC 2015-10 B	13,600	14,000	3.57	%(3)	N/A	9/1/2025
	35,878	37,000
GLC Trust 2013-2 Notes:
Class A Notes	3,042	3,105	3.00%		N/A	7/15/2021
	3,042	3,105

	$203,278	$207,105

______________

(1)	Represents an S&P rating as of the closing of the 2016-2 CLO, as defined below.
(2)	May bear interest at either the CP Rate (as defined in the governing indenture) or the London Interbank Offered Rate (“LIBOR”).
(3)	Represents the stated interest rate and annual charge of our SBA-guaranteed debentures.

The table below provides details of the Company’s outstanding debt as of December 31, 2016:

	Amortized	Outstanding
December 31, 2016 ($ in thousands)	Carrying Value	Principal at Par	Interest Rate		Rating(1)	Stated Maturity
GF 2016-2 Secured Notes:
Class A-1R Notes	$-	$-	LIBOR + 2.20	%(2)	AAA(sf)	9/29/2027
Class A-1F Notes	24,699	25,000	3.41%		AAA(sf)	9/29/2027
Class A-1T Notes	86,950	88,150	LIBOR + 2.20%		AAA(sf)	9/29/2027
Class A-2 Notes	20,342	20,700	LIBOR + 3.15%		AA(sf)	9/29/2027
Class B Notes	20,913	21,450	LIBOR + 4.00%		A (sf)	9/29/2027
Class C Notes	11,404	11,700	LIBOR + 6.00%		BBB(sf)	9/29/2027
	164,308	167,000
Garrison SBIC Borrowings:
SBIC 2016-10 B	3,210	3,320	2.79	%(3)	N/A	9/1/2026
SBIC 2016-10 A	12,306	12,700	3.25	%(3)	N/A	3/1/2026
SBIC 2015-10 B	13,589	14,000	3.57	%(3)	N/A	9/1/2025
SBIC Interim Financing	6,746	6,980	LIBOR + 0.93	%(4)	N/A	3/29/2017
	35,851	37,000
GLC Trust 2013-2 Notes:
Class A Notes	4,953	5,048	3.00%		N/A	7/15/2021
	4,953	5,048

	$205,112	$209,048

______________

(1)	Represents an S&P rating as of the closing of the 2016-2 CLO.
(2)	May bear interest at either the CP Rate (as defined in the governing indenture) or LIBOR.
(3)	Represents the stated interest rate and annual charge of our SBA-guaranteed debentures.
(4)	These interim financings bore an interest rate of three month LIBOR + 0.93%, which was comprised of a weighted average annual charge of 0.63% and a spread of 0.30%. These interim financings had a maturity date of March 29, 2017, upon which they were pooled into the ten year SBA-guaranteed debentures.

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing (other than the SBA debentures of Garrison SBIC, as permitted by exemptive relief the Company has been granted by the Securities and Exchange Commission (the “SEC”)). As of March 31, 2017 and December 31, 2016, the Company’s asset coverage for borrowed amounts was 212.2% and 215.5%, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

4. Financing  – (continued)

The table below shows the weighted average interest rates and the weighted average effective interest rates, inclusive of the effects of deferred debt issuance costs, of our debt as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31,2016
Senior Secured Revolving Notes:
Weighted average interest rate	3.25%	3.11%
Weighted average effective interest rate	3.36	3.23
Senior Secured Term Notes:
Weighted average interest rate	3.89	3.77
Weighted average effective interest rate	4.13	4.01
GLC Trust 2013-2 Class A Notes:
Weighted average interest rate	3.00	3.00
Weighted average effective interest rate	3.35	3.35
SBIC Borrowings:
Weighted average interest rate	3.37	3.00
Weighted average effective interest rate	3.77	3.40
Total
Total weighted average interest rate	3.79	3.62
Total weighted average effective interest rate	4.06	3.88

Refinancing of the 2013-2 Collateralized Loan Obligation

On September 25, 2013, GF 2013-2 completed a $350.0 million collateralized loan obligation (the “2013-2 CLO”), the proceeds of which were utilized, along with cash on hand, to refinance an existing credit facility. The notes offered in the 2013-2 CLO (the “2013-2 Notes”) were issued by GF 2013-2 through a private placement and were comprised of $50.0 million of senior secured revolving notes, $160.3 million of senior secured term notes and an aggregate of $139.7 million of subordinated notes that were retained by GARS via the GF 2013-2 Manager.

On September 29, 2016, GF 2016-2 completed a $300.0 million collateralized loan obligation (the “2016-2 CLO”), the proceeds of which were utilized, along with cash on hand, to refinance the 2013-2 CLO. The notes offered in the 2016-2 CLO (the “2016-2 Notes”) were issued by GF 2016-2 through a private placement and were comprised of: (i) $25.00 million of AAA(sf) Class A-1R Senior Secured Revolving Floating Rate Notes (“Class A-1R Notes”); (ii) $88.15 million of AAA(sf) Class A-1T Senior Secured Floating Rate Notes (“Class A-1T Notes”); (iii) $25.00 million of AAA(sf) Class A-1F Senior Secured Fixed Rate Notes (“Class A-1F Notes”); (iv) $20.70 million of AA(sf) Class A-2 Senior Secured Floating Rate Notes (“Class A-2 Notes” and collectively with the Class A-1R Notes, the Class A-1T Notes and the Class A-2F Notes, the “Class A Notes”); (v) $21.45 million of A(sf) Class B Secured Deferrable Floating Rate Notes (“Class B Notes”); (vi) $11.70 million of BBB(sf) Class C Secured Deferrable Floating Rate Notes (“Class C Notes” and collectively, the Class A Notes, Class B Notes and Class C Notes are referred to as the “Secured Notes”); and (vii) $108.00 million of subordinated notes (“Subordinated Notes”), which do not have a stated interest rate, are not rated and were retained by GARS. The 2016-2 Notes are scheduled to mature on September 29, 2027. The 2013-2 CLO and 2016-2 CLO are collectively referred to as “the CLOs”.

In connection with the closing of the sale of the 2016-2 Notes, substantially all of the net cash proceeds, along with existing cash, were used to purchase a portion of the portfolio of loans held by GF 2013-2. GF 2013-2 used the proceeds received in connection with such sale of loans to redeem in full all of the 2013-2 Notes. The refinance of the 2013-2 CLO resulted in a $1.8 million loss for the year ended December 31, 2016 due to the third party expenses incurred as part of the 2013-2 CLO which had initially been deferred and was being amortized over the stated life of the 2013-2 CLO. This loss was included in the consolidated statements of operations within loss on refinancing of secured notes.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

4. Financing  – (continued)

As of both March 31, 2017 and December 31, 2016, the Class A-1R Notes under the 2016-2 CLO were fully undrawn. The fair value of the notes issued by the CLOs approximated their carrying values on the consolidated statements of financial condition as of March 31, 2017 and December 31, 2016.

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

Furthermore, if under the second coverage test the aggregate principal amount of the collateral loans equals 125.0% or less of the aggregate outstanding principal amount on the Class A-1T Notes and Class A-1R Notes, taken together, and remains so for ten business days, an event of default will be deemed to have occurred. As of March 31, 2017 and December 31, 2016, the trustee for the 2016-2 CLO and 2013-2 CLO, respectively, has asserted that all of the coverage tests were met.

Garrison SBIC Borrowings

On May 29, 2014, Garrison SBIC, which has an investment objective substantially similar to GARS, was formed in accordance with small business investment company (“SBIC”) regulations. Garrison SBIC received a license from the U.S Small Business Administration (the “SBA”) on May 26, 2015. The SBIC license allows Garrison SBIC to obtain SBA-guaranteed debentures in an amount equal to twice its equity capitalization up to $150.0 million of leverage, subject to the issuance of a capital commitment by the SBA and other customary procedures. On June 16, 2015, the SBA issued Garrison SBIC a commitment to provide $35.0 million of leverage and on October 24, 2016 issued a second commitment to provide an additional $35.0 million of leverage.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

4. Financing  – (continued)

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

As of March 31, 2017, Garrison SBIC had regulatory capital of $36.1 million and total SBIC borrowings outstanding of $37.0 million. The SBIC borrowings were comprised of $14.0 million, $12.7 million, $3.3 million, and $7.0 million of SBA guaranteed debentures that mature on September 1, 2025, March 1, 2026, September 1, 2026 and March 1, 2027 respectively. The fair value of the SBIC borrowings approximated its carrying value on the consolidated statements of financial condition as of March 31, 2017 and December 31, 2016. As of March 31, 2017, the Company had $33.0 million of available SBIC leverage capacity.

GLC Trust 2013-2 Notes

On July 18, 2014, GARS completed a $39.2 million term debt securitization and the notes offered thereby, (the “GLC Trust 2013-2 Notes”) collateralized by the GLC Trust 2013-2 consumer loan portfolio. GLC Trust 2013-2 Notes consisted of $36.9 million of Class A Notes (“GLC Trust 2013-2 Class A Notes”) and $2.3 million of Class B Notes (“GLC Trust 2013-2 Class B Notes”). As of March 31, 2017, GARS has retained all of the GLC Trust 2013-2 Class B Notes, which are eliminated in consolidation.

The GLC Trust 2013-2 Class A Notes bear interest at 3.00% per annum and are scheduled to mature on July 15, 2021. The proceeds of the GLC Trust 2013-2 Notes were used to refinance the $10.0 million revolving credit facility with Capital One, N.A. which was fully paid down and terminated concurrent with the issuance of the GLC Trust 2013-2 Notes.

The fair value of the GLC Trust 2013-2 Notes approximated the carrying value on the consolidated statements of financial condition as of March 31, 2017 and December 31, 2016, respectively.

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

If these tests are not satisfied with respect to a monthly payment date and are not cured within 45 days, an event of default will be deemed to have occurred and the GLC Trust 2013-2 Notes will become immediately due and payable, in accordance with the terms of the indenture. As of both March 31, 2017 and December 31, 2016, all of the coverage tests were met.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

4. Financing  – (continued)

Deferred Debt Issuance Costs and other Fees

In connection with the issuance of our various debt instruments, GARS incurred aggregate fees in the amount of $6.2 million which consisted of facility fees, rating agency fees, legal fees and other costs. Costs incurred in connection with the issuance of the Company’s debt instruments, are included as a reduction to the carrying amount of the related liability on the consolidated statements of financial condition and will be amortized over the stated maturity of the respective loans, with $4.2 million and $4.3 million of deferred debt issuance costs remaining as of March 31, 2017 and December 31, 2016, respectively.

In the ordinary course of operations, GARS incurs fees and costs as part of the execution and refinancing of our various debt instruments. These costs typically represent facility fees, rating agency fees and other legal costs incurred in connection to our CLOs and consist of a 1.00% fee on commitments received, as well as, a 2.00% leverage fee, a 0.375% underwriting fee and a 0.05% administrative fee on our SBA Borrowings. Deferred debt issuance costs are included on the consolidated statements of financial condition as a reduction to the carrying amount of the related liability with the exception of those costs associated with our revolving credit facilities, which are included within other assets on our consolidated statement of financial condition. The deferred debt issuance costs will be amortized over the stated maturity of the debt liability to which they relate. As of March 31, 2017, $4.2 million of deferred debt issuance costs remained on our consolidated statement of financial position and was comprised of $2.6 million of costs related to our CLOs, $1.5 million of costs related to our SBA Borrowings and $0.1 million of costs related to the GLC Trust 2013-2 Notes. As of December 31, 2016, $4.3 million of deferred debt issuance costs remained on our consolidated statement of financial position and was comprised of $2.7 million of costs related to our CLOs, $1.5 million of costs related to our SBA Borrowings and $0.1 million of costs related to the GLC Trust 2013-2 Notes.

5. Related Party Transactions and Other Agreements

Investment Advisory Agreement

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

The following table details our management fee expenses for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31,
($ in thousands)	2017	2016
Management fees
Gross management fees	$1,611	$1,850
Management fees waived	(230)	-
Total management fees, net of waived fees	$1,381	$1,850

Management fees of $1.4 million and $0.1 million were payable as of March 31, 2017 and December 31, 2016, respectively, and are included in management fee payable on the Consolidated Statements of Financial Condition.

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

March 31, 2017

5. Related Party Transactions and Other Agreements – (continued)

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

The second component, which is capital gains-based, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and equals 20% of the Company’s cumulative aggregate realized capital gains through the end of such year, computed net of the Company’s aggregate cumulative realized capital losses and aggregate cumulative unrealized capital loss through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees and subject to the Incentive Fee Cap and Deferral Mechanism described below. The capital-gains component of the incentive fee excludes any portion of realized gains/(losses) that are associated with the reversal of any portion of unrealized gain/(loss) attributable to periods prior to April 1, 2013. The capital gains component of the incentive fee is not subject to any minimum return to stockholders.

In addition, under U.S. GAAP, we are required to accrue a capital gains incentive fee based upon the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital gain and loss on investments held at the end of each period. If such amount is positive at the end of a period, then the Company will record a capital gains incentive fee equal to 20.00% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. There were no accrued capital gains incentive fees as of March 31, 2017 or December 31, 2016.

The Investment Advisory Agreement does not permit unrealized capital gains for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital gains, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement (as described above).

Incentive Fee Cap and Deferral Mechanism

We have structured the calculation of these incentive fees to include a fee limitation such that no incentive fee will be paid to our Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to our Investment Adviser for the period that includes such fiscal quarter and the 11 full preceding fiscal quarters (the “Incentive Fee Look-back Period”) would exceed 20.00% of our Cumulative Pre-Incentive Fee Net Return during the applicable Incentive Fee Look-back Period. The “Cumulative Pre-Incentive Fee Net Return” is defined as the sum of (1) pre-incentive fee net investment income, (2) cumulative realized capital gains/(losses), and (3) cumulative unrealized capital gains/(losses) for the Incentive Fee Look-back Period. The Incentive Fee Look-back Period commenced on April 1, 2013. Prior to April 1, 2016, the Incentive Fee Look-back Period consisted of fewer than 12 full fiscal quarters.

The following table provides a breakdown of our incentive fees for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31,
($ in thousands)	2017	2016
Incentive fees
Income-based incentive fees	$200	$1,172
Capital gains-based incentive fees
Incentive fees subject to cap & deferral mechanism(1)	(200)	(1,172)
Total incentive fees	$-	$-

__________

(1)

As of March 31, 2017, the Investment Adviser had calculated an aggregate of $15.3 million of income-based incentive fees, since April 1, 2014, of which $10.6 million had been paid as of March 31, 2017. However, the Cumulative Pre-Incentive Fee Net Return has been decreased by the aggregate cumulative net realized and unrealized capital losses, as calculated under U.S. GAAP, experienced through the Incentive Fee Look-back Period. As a result, as of March 31, 2017, aggregate incentive fees payable to the Investment Adviser during the Incentive Fee Look-back Period were capped by the Incentive Fee Cap and Deferral Mechanism at $3.1 million (i.e., 20% of Cumulative Pre-Incentive Fee Net Return, during the Incentive Fee Look-back Period).

Due to the fact that there is no clawback of amounts previously paid to the Investment Adviser in accordance with the Investment Advisory Agreement, the Company has not recorded a receivable for the $7.5 million difference between amounts paid under the Investment Advisory Agreement in prior quarters and the Incentive Fee Cap based on the Company’s Cumulative Pre-Incentive Fee Net Return as of March 31, 2017.

The $7.5 million difference may be used to reduce future amounts earned by the Investment Adviser. However, as noted above, no incentive fee will be paid to the Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to our Investment Adviser for the Incentive Fee Look-back Period would exceed 20% of our Cumulative Pre-Incentive Fee Net Return during the applicable Incentive Fee Look-back Period. To the extent unrealized capital losses incurred as of March 31, 2017 are reversed within the applicable Incentive Fee Look-back Period, the corresponding increase in our Cumulative Pre-Incentive Fee Net Return may result in the Investment Adviser earning and being paid up to $5.0 million of income based incentive fees which are currently subject to the Incentive Fee Cap.

As of March 31, 2017, the Incentive Fee Look-back Period is in effect through March 31, 2020 and realized and unrealized capital gains and losses and pre-incentive net investment income earned through March 31, 2017 will cease to impact the Incentive Fee Cap and Deferral after this date.

The Investment Adviser earned aggregate incentive fees of $0.2 million and $1.2 million for the three months ended March 31, 2017 and March 31, 2016, respectively. However, no incentive fees were payable on the Consolidated Statements of Financial Condition as of March 31, 2017 and December 31, 2016 due to the Incentive Fee Cap.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

5. Related Party Transactions and Other Agreements – (continued)

Administration Agreement

GARS entered into an administration agreement, which was effective as of October 9, 2012 (the “Administration Agreement”), with GARS Administrator. Under the Administration Agreement, the GARS Administrator provides the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as the GARS Administrator, subject to review by the Board, from time to time determines to be necessary or useful to perform its obligations under the Administration Agreement. The GARS Administrator is responsible for the financial and other records that the Company is required to maintain and prepares reports to stockholders, and reports and other materials filed with the SEC. The GARS Administrator provides on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance. No managerial assistance was provided to any portfolio companies for the three months ended March 31, 2017 and March 31, 2016.

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

Administrator charges were $0.2 million and $0.3 million for the three months ended March 31, 2017 and March 31, 2016, respectively. No charges were waived by the GARS Administrator for the three months ended March 31, 2017 and March 31, 2016. No administration fees were payable to the GARS Administrator as of March 31, 2017 or December 31, 2016.

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

For the three months ended March 31, 2017, and March 31, 2016, independent directors earned Directors’ Fees of $0.1 million and $0.1 million, respectively.  No Directors’ Fees were payable as of March 31, 2017 and December 31, 2016.

Affiliated Stockholders

As of March 31, 2017, Garrison Capital Fairchild I Ltd., Garrison Capital Fairchild II Ltd. and Garrison Capital Adviser Holdings MM LLC owned an aggregate of 789,910, or 4.9%, of the total outstanding shares of GARS common stock. As of March 31, 2017, the officers and directors of the Company owned an aggregate of 146,599, or 0.9%, of the total outstanding shares of GARS common stock. As of December 31, 2016, the officers and directors of the Company owned an aggregate of 140,471, or 0.9%, of the total outstanding shares of GARS common stock.

Other Agreements

Garrison Loan Agency Services LLC acts as the administrative and collateral agent for certain loans held by the Company. No fees were paid by the Company to Garrison Loan Agency Services LLC during the three months ended March 31, 2017 and March 31, 2016.

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

GARS entered into a custody agreement with Deutsche Bank Trust Company Americas to act as custodian for GARS. The Custodian is also the trustee of the CLOs and the custodian for Garrison SBIC.

GLC Trust 2013-2 has entered into an agreement with GARS Administrator to act as securities administrator. In addition, GLC Trust 2013-2 has entered into agreements with Prosper Funding LLC, U.S. Bank National Association and Wilmington Trust, National Association and Manufacturers and Traders Trust Company to act as servicer, indenture trustee and custodian, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

6. Financial Highlights

The following table represents financial highlights for the Company for the three months ended March 31, 2017 and March 31, 2016:

Per share data ($ in thousands, except share and per share amounts)	March 31, 2017	March 31, 2016
Net asset value per common share at beginning of period	$12.42	$13.98
Increase in net assets from operations:
Net investment income	0.26	0.36
Net realized gain/(loss) on investments	0.01	(0.01)
Net unrealized loss on investments	(0.51)	(0.52)
Net decrease in net assets from operations	(0.24)	(0.17)
Stockholder transactions
Repurchase of common stock	-	0.04
Distributions from net investment income	(0.28)	(0.35)
Total stockholder transactions	(0.28)	(0.31)
Net asset value per common share at end of period	$11.90	$13.50

Per share market value at beginning of period	$9.35	$12.17
Per share market value at end of period	9.78	10.73
Total book return (1)	(1.93)%	(0.93)%
Total market return (2)	7.60%	(8.94)%
Common shares outstanding at beginning of period	16,049,352	16,507,594
Common shares outstanding at end of period	16,049,352	16,234,814
Weighted average common shares outstanding	16,049,352	16,319,453
Net assets at beginning of period	$199,408	$230,710
Net assets at end of period	$190,925	$219,188
Average net assets (3)	$197,286	$227,256
Ratio of net expenses to average net assets (4)	9.74%	9.08%
Ratio of net investment income to average net assets (4)	8.49%	10.38%
Ratio of portfolio turnover to average investments at fair value (5)	7.66%	8.29%
Asset coverage ratio (6)	212.24%	202.22%
Average outstanding debt (7)	$204,119	$234,679
Average debt per common share	$12.72	$14.46

_________

(1)	Total book return equals the net increase of ending net asset value from operations plus the effect of repurchases of common stock over the net asset value per common share at the beginning of the period.
(2)	Based upon the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(3)	Calculated utilizing monthly net assets.
(4)	During the three months ended March 31, 2017, $0.2 million of income-based incentive fees were capped as a result of the Incentive Fee Cap and Deferral Mechanism and $0.2 million of management fees were irrevocably waived. Had these management and incentive fees been earned, the ratio of net investment income, to average net assets and the ratio of net expenses to average net assets would have been 7.97% and 10.27%, respectively.
(5)	Calculated based on monthly average investments at fair value.
(6)	In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. Based on the exemptive relief received from the SEC, our SBIC Borrowings are excluded from the Company’s asset coverage test calculation.
(7)	Calculated based on monthly average debt outstanding.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

7. Earnings per Share

The following table sets forth the computation of the net decrease in net assets per share resulting from operations, pursuant to FASB ASC 260, Earnings per Share, for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended	Three Months Ended
($ in thousands, except per share data)	March 31, 2017	March 31, 2016
Net decrease in net assets resulting from operations	$(3,988)	$(2,695)
Basic weighted average shares outstanding	16,049,352	16,319,453
Basic loss per share/unit	$(0.24)	$(0.17)

8. Stockholders’ Equity

Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table reflects the cash distributions, including dividends and returns of capital per share, declared on common stock for the three months ended March 31, 2017 and March 31, 2016:

Record Dates ($ in thousands except per share data)	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
Three Months Ended March 31, 2017(1)
March 23, 2017	February 28, 2017	March 30, 2017	$4,495	$0.28
			$4,495	$0.28

__________

(1)	Does not include any return of capital for tax purposes.

Record Dates ($ in thousands except per share data)	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
Three Months Ended March 31, 2016(1)
March 8, 2016	February 24, 2016	March 28, 2016	$5,685	$0.35
			$5,685	$0.35

__________

(1)	Does not include any return of capital for tax purposes.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

Dividend Reinvestment Plan

The Company adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if the Board declares a cash dividend or other distribution, then our stockholders who have not ‘opted out’ of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, which may be newly issued shares or shares acquired by American Stock Transfer & Trust Company, LLC (“AST”), the transfer and dividend paying agent and registrar to GARS, through open-market purchases, rather than receiving the cash distribution. As of March 31, 2017 and December 31, 2016, no new shares were issued pursuant to the dividend reinvestment plan.

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

	Three Months Ended	Year Ended
($ in thousands, except per share data)	March 31, 2017	December 31, 2016
Dollar amount repurchased	-	$5,041
Shares repurchased	-	458,242
Average price per share	-	$11.00
Weighted average discount to net asset value	-	(20.14)%

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2017

9. Commitments and Contingencies

The Company had outstanding commitments to fund investments totaling $3.9 million and $4.8 million under various undrawn revolvers and other credit facilities as of March 31, 2017 and December 31, 2016, respectively.

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

10. Transactions with Non-control/Affiliate Investments

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

	Three Months Ended March 31, 2017
	Fair value at	Purchases	Redemptions	Sales	Transfer in (out)	Discount	Net unrealized	Fair value at	Net realized	Interest and	Dividend
Portfolio Company	December 31, 2016	(cost)	(cost)	(cost)	(cost)	accretion	losses	March 31, 2017	gains / (losses)	fee income	income
Non-control affiliate investments
Speed Commerce Operating Company LLC(1)	$3,103	$148	$-	$-	$-	$-	$(3,251)	$-	$-	$148	$-
Speed Commerce Investment Partners LLC	-	-	-	-	-	-	-	-	-	-	-
Total non-control affiliate investments	$3,103	$148	$-	$-	$-	$-	$(3,251)	$-	$-	$148	$-

__________

(1)	Comprised of two investments, including the Closing Date Term Loan and Delayed Draw Term Loan.

11. Subsequent Events

On May 2, 2017 the Board approved a distribution in the amount of $4.5 million, or $0.28 a share, which will be paid on June 23, 2017 to stockholders of record as of June 9, 2017.

On May 3, 2017, the Company entered into the fourth amended and restated investment advisory agreement (the “Fourth Amended and Restated Investment Advisory Agreement”) with the Investment Adviser following approval of the agreement by the Company’s stockholders at the annual meeting of stockholders. The Fourth Amended and Restated Investment Advisory Agreement, which is effective beginning as of May 3, 2017, (i) reduced the base management fee from an annual rate of 1.75% to an annual rate of 1.50% of the Company’s gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds, payable quarterly in arrears and (ii) reduced the hurdle rate for the income component of the incentive fee from 2.00% per quarter (8.00% annualized) to 1.75% per quarter (7.00% annualized).

These consolidated financial statements were approved by the Board and were available for issuance on May 9, 2017. Subsequent events have been evaluated through this date. No material subsequent events other than as disclosed above have occurred through this date.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. References to the “Company,” "we," "us," "our,” “GARS” and "Garrison Capital" refer to Garrison Capital Inc. and its consolidated subsidiaries.

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

Our investment objective is to generate current income and capital appreciation through direct loans and debt investments in U.S. based middle-market companies. Our loans and debt investments are primarily first and second lien senior secured loans (including "unitranche" loans, which are loans that combine the characteristics of both senior and subordinated debt, generally in a first lien position). We also may, to a lesser extent, invest in subordinated and mezzanine debt, unsecured consumer loans and equity investments. Our goal is to generate attractive risk-adjusted returns by assembling a broad portfolio of investments.

Our investment activities are managed by our Investment Adviser. The six member investment committee of our Investment Adviser is comprised of Joseph Tansey, Brian Chase, Mitch Drucker, Susan George, Robert Chimenti and Joshua Brandt. Our Investment Adviser is responsible for sourcing potential investments, conducting research and diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. Under an investment advisory agreement with the Investment Adviser, or the Investment Advisory Agreement, we pay a base management fee and an incentive fee to our Investment Adviser for its services. Garrison Capital Administrator LLC, or the Administrator, provides certain administrative services and facilities necessary for us to operate, including office facilities and equipment and clerical, bookkeeping and record-keeping services, pursuant to an administration agreement, or the Administration Agreement. The Administrator oversees our financial reporting and prepares our reports to stockholders and reports required to be filed with the SEC.

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

As of March 31, 2017, we held investments in 62 portfolio companies with a fair value of $358.7 million, including investments in 47 portfolio companies held through the 2016-2 CLO. The investments held by the 2016-2 CLO as of March 31, 2017 consisted of senior secured loans fair valued at $260.8 million and related indebtedness of $167.0 million. The loans held by the 2016-2 CLO (held at fair value), together with cash and other assets held by the CLO, equaled approximately $274.3 million as of March 31, 2017. As of March 31, 2017, our portfolio had an average investment size of approximately $5.7 million, a weighted average yield on debt investments of 10.8% and a weighted average contractual maturity of 36 months. Weighted average yield is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

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

Revenues

We generate revenue in the form of interest earned on the debt investments that we hold and capital gains and distributions, if any, on the equity interests or warrants that we may acquire in portfolio companies. Our debt investments, whether in the form of senior secured, unitranche or mezzanine loans, typically have a term of one to six years and bear interest at a fixed or floating rate. Interest is generally payable quarterly or semiannually, and in some cases, loans may have a payment-in-kind feature. The principal amount of the debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of loan origination, prepayment, facility, commitment, forbearance and amendment fees. We also may receive structuring or diligence fees, consulting fees and possibly fees for providing managerial assistance. Origination fees received by us are initially deferred and reduced from the cost basis of the investment and subsequently accreted into interest income over the remaining stated term of the loan.

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

Recent Developments

On May 2, 2017 the board of directors (the “Board”) approved a distribution in the amount of $4.5 million, or $0.28 a share, which will be paid on June 23, 2017 to stockholders of record as of June 9, 2017.

On May 3, 2017, the Company entered into the fourth amended and restated investment advisory agreement, or the Fourth Amended and Restated Investment Advisory Agreement, with the Investment Adviser following approval of the agreement by our stockholders at the annual meeting of stockholders. The Fourth Amended and Restated Investment Advisory Agreement, which is effective beginning as of May 3, 2017, (i) reduced the base management fee from an annual rate of 1.75% to an annual rate of 1.50% of our gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds, payable quarterly in arrears and (ii) reduced the hurdle rate for the income component of the incentive fee from 2.00% per quarter (8.00% annualized) to 1.75% per quarter (7.00% annualized).

Consolidated Results of Operations

The results of operations described below may not be indicative of the results we report in future periods. Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized gains and losses. As a result, quarterly comparisons of net income may not be meaningful.

Consolidated operating results for the three months ended March 31, 2017 and March 31, 2016 are as follows:

	Three Months Ended	Three Months Ended	Three Months
($ in thousands, except per share data)	March 31, 2017	March 31, 2016	Variance
	(Unaudited)	(Unaudited)
Net investment income	$4,187	$5,859	$(1,672)
Total investment income	8,994	11,056	(2,062)
Total expenses	4,807	5,197	(390)
Net realized gain/(loss) on investments	204	(95)	299
Net change in unrealized loss on investments	(8,379)	(8,462)	83
Net decrease in net assets resulting from operations	(3,988)	(2,698)	(1,290)

Net investment income per share	0.26	0.36	(0.10)
Net realized/unrealized loss from investments per share	(0.50)	(0.53)	0.03
Net loss per share	(0.24)	(0.17)	(0.07)
Net asset value per share	11.90	13.50	(1.60)

Net Investment Income

Net investment income for the three months ended March 31, 2017 and March 31, 2016 was $4.2 million and $5.9 million, respectively. Net investment income decreased by $1.7 million for the three months ended March 31, 2017 from the three months ended March 31, 2016, as described below under “Investment Income” and “Expenses.”

Investment Income

Investment income for the three months ended March 31, 2017 and March 31, 2016 was $9.0 million and $11.1 million, respectively. Investment income decreased by $2.1 million for the three months ended March 31, 2017 from the three months ended March 31, 2016 due to a decrease in interest income in the amount of $2.3 million offset by an increase in other income of $0.2 million. The decrease in interest income was largely driven by our non-performing assets and lower investment balances during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase in other income was primarily driven by prepayment fees recognized during the three months ended March 31, 2017.

Expenses

Total expenses for the three months ended March 31, 2017 and March 31, 2016 were $4.8 million and $5.2 million, respectively.

The following table summarizes our expenses for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended	Three Months Ended	Three Months
($ in thousands)	March 31, 2017	March 31, 2016	Variance
Interest Expense	$2,110	$2,008	$102
Management fee (net of waivers)	1,381	1,850	(469)
Incentive fees	-	-	-
Professional fees	319	386	(67)
Directors' fees	82	107	(25)
Administrator expenses	224	269	(45)
Other expenses	691	577	114
Total expenses	$4,807	$5,197	$(390)

Interest expense increased $0.1 million for the three months ended March 31, 2017 from the three months ended March 31, 2016, primarily due to an increase in the average effective interest rate on debt outstanding. As of March 31, 2017 and March 31, 2016, the weighted average effective interest rate for total debt outstanding was 4.06% and 3.40%, respectively.

Management fees decreased by $0.5 million for the three months ended March 31, 2017 from the three months ended March 31, 2016, primarily due to a reduction in total assets and the irrevocable waiver of certain fees during the three months ended March 31, 2017. Refer to Note 5 of our consolidated financial statements for additional disclosures regarding fee waivers currently in effect.

Professional fees decreased by $0.1 million for the three months ended March 31, 2017 from the three months ended March 31, 2016 primarily driven by lower legal fees.

Other expenses increased by $0.1 million for the three months ended March 31, 2017, from the three months ended March 31, 2016 primarily due to an increase in deal costs related to the Forest Park Medical Center at San Antonio investment.

Net Realized (Loss)/Gain and Unrealized (Loss)/Gain on Investments

We realized a net gain on investments of $0.2 million and a net loss on investments of $0.1 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

The net realized gain on investments for the three months ended March 31, 2017 was primarily driven by $0.4 million of gains from the partial and full repayments of portfolio investments. This was offset by $0.2 million of realized losses from charge-offs in the GLC Trust 2013-2’s consumer loan portfolio.

Net realized losses for the three months ended March 31, 2016 were primarily driven by a $0.4 million realized loss in the GLC Trust 2013-2’s consumer loan portfolio. This was offset by $0.3 million of realized gains from repayments and sales of portfolio investments.

For the three months ended March 31, 2017 and March 31, 2016, the net change in unrealized loss on investments was $8.4 and $8.5 million, respectively.

The net change in unrealized loss for the three months ended March 31, 2017 was driven primarily by $9.0 million of negative credit related adjustments on Walnut Hill Physicians Hospital, Speed Commerce Operating Company, Forest Park Medical Center at San Antonio and Badlands Production Company investments in the amounts of $3.4 million, $3.3 million, $1.2 million and $1.1 million, respectively. This was offset by an aggregate $0.6 million of positive fair value adjustments across various portfolio investments.

The net change in unrealized loss for the three months ended March 31, 2016 was driven primarily by $6.7 million of negative credit related adjustment of four portfolio investments, $1.7 million of negative market-related adjustments on seven portfolio investments, and a $0.2 million decrease in the market value of one energy investment. This was offset by a $0.1 million reversal of prior period unrealized losses due to the partial repayment of five portfolio investments.

Net Increase/(Decrease) in Net Assets from Operations

We had a net asset value per common share outstanding on March 31, 2017 of $11.90. We had a net asset value per common share outstanding on December 31, 2016 of $12.42.

Based on basic weighted average shares outstanding of 16,049,352, the net decrease in net assets from operations per share for the three months ended March 31, 2017 was $0.24. This decrease was primarily driven by net change in unrealized losses from investments during the quarter.

Based on basic weighted average shares outstanding of 16,319,453, the net decrease in net assets from operations per share for the three months ended March 31, 2016 was $0.17.

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

As of March 31, 2017 and December 31, 2016, we had cash of $19.6 million and $10.4 million, respectively. Also, as of March 31, 2017 and December 31, 2016, we had restricted cash of $14.6 million and $12.6 million, respectively.

In addition to proceeds from public and private offerings of our debt and equity securities, we have identified eight portfolio companies with a total par value of $23.2 million and a fair value of $22.9 million which we view as transitory investments. Transitory investments are generally those investments that we view as an additional source of liquidity that we are able to sell in order to fund investments that fit our core investment strategy. These transitory investments are generally at the lower end of our target portfolio yield range.

Our primary use of funds from operations includes investments in portfolio companies, cash distributions to holders of our common stock, payments of interest on our debt, and payments of fees and other operating expenses we incur. We believe that our existing cash and cash equivalents, available borrowings and our transitory portfolio as of March 31, 2017 will be sufficient to fund our anticipated funding requirements through at least March 31, 2018.

On February 28, 2017 the Board approved a distribution in the amount of $4.5 million, or $0.28 a share, which was paid on March 30, 2017 to stockholders of record as of March 23, 2017.

During the three months ended March 31, 2017, cash increased by $9.2 million as a result of net cash provided by operating activities of $15.7 million, offset by net cash used in financing activities in the amount of $6.4 million.

During the three months ended March 31, 2017, cash provided by operating activities resulted mainly from net investment income in the amount of $4.2 million and the net repayments of investments in the amount of $10.5 million. Net cash used in financing activities resulted from cash distributions in the amount of $4.5 million and repayment of the GLC Trust 2013-2 Class A notes in the amount of $2.0 million.

During the three months ended March 31, 2016, cash decreased by $1.4 million as a result of net cash used by operating activities of $2.2 million offset by net cash provided by financing activities in the amount of $0.8 million.

During the three months ended March 31, 2016, cash provided by operating activities resulted mainly from net investment income in the amount of $5.9 million, repayments and sales of investments in the amount of $11.6 million and $25.0 million, respectively, offset by unrealized losses in the amount of $8.5 million, purchases of investments of $34.9 million, net due from counterparties of $9.2 million, and realized losses from investments in the amount of $0.1 million. Net cash used in financing activities resulted from cash distributions in the amount of $5.7 million, repurchases of common stock in the amount of $3.1 million, repayment of the GLC Trust 2013-2 Class A notes in the amount of $3.1 million and debt issuance costs of $0.2 million, offset by proceeds from the senior secured revolving notes in the amount of $5.5 million, and proceeds from the Garrison SBIC borrowings in the amount of $7.4 million.

As of March 31, 2017 and December 31, 2016, we had $3.9 million and $4.8 million, respectively, of unfunded commitments with a negative fair value of $0.1 million and $0.1 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2017 and December 31, 2016, respectively, subject to the terms of each loan’s respective credit agreement.

Subject to leverage and borrowing base restrictions, as of both March 31, 2017 and December 31, 2016, we had approximately $20.8 million available for additional borrowings under our senior secured revolving notes of the 2016-2 CLO, $33.0 million of available small business investment company, or SBIC, leverage and no available borrowings under the GLC Trust 2013-2 Revolver.

Portfolio Composition and Select Portfolio Information

As of March 31, 2017, we held investments in 62 portfolio companies with a fair value of $358.7 million. As of March 31, 2017, our portfolio had an average investment size of approximately $5.7 million, a weighted average yield on debt investments of 10.8% and a weighted average contractual maturity of 36 months.

The following table shows select information of our portfolio for the periods from March 31, 2017 to March 31, 2016.

Portfolio characteristics ($ in millions, % based on fair market value)*	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total fair market value	$358.7	$376.7	$400.9	$404.6	$405.6
Number of portfolio companies	61	57	62	61	62
Average investment size (1)	$5.7	$6.2	$5.9	$6.0	$6.2
Weighted average yield (2)	10.8%	10.9%	11.2%	11.2%	11.2%
Weighted average price (1)	92.9	95.0	95.3	96.1	90.9
First lien	97.1%	96.6%	93.9%	93.2%	92.4%
Second lien & mezzanine/subordinated	-%	-%	1.9%	1.9%	1.9%
Consumer loans	1.3%	1.8%	2.2%	2.9%	3.5%
Equity & other	1.6%	1.6%	2.0%	2.0%	2.2%
Core(3)	93.5%	97.3%	93.9%	94.1%	94.6%
Transitory	6.5%	2.7%	6.1%	5.9%	5.4%
Originated (4)	52.6%	53.0%	57.0%	57.8%	57.5%
Club (5)	18.8%	27.0%	25.8%	26.3%	27.3%
Purchased	28.6%	20.0%	17.2%	15.9%	15.2%
Floating (1)	98.9%	96.8%	94.9%	94.7%	5.9%
Fixed (1)	1.1%	3.2%	5.1%	5.3%	94.1%
Performing (1)	97.1%	97.5%	99.3%	98.8%	95.9%
Non-accrual (1)	2.9%	2.5%	0.7%	1.2%	4.1%
Weighted average debt/EBITDA (1) (2) (6)	3.7	x	3.6	x	3.7	x	3.7	x	3.7	x
Weighted average risk rating (1)	2.60	2.49	2.56	2.52	2.66

__________

(1)	Excludes consumer loans and equity investments.
(2)	Excludes investments with a risk rating of 4, unfunded revolvers and equity investments.
(3)	The period ended March 31, 2016 includes the transfer of one portfolio company, total par of $4.8 million, to core from transitory, based on the current yield.
(4)	Originated positions include investments where we have sourced and led the execution of the deal.
(5)	Club positions include investments where we provided direct lending to a borrower with one or two other lenders but did not lead the deal.
(6)	Excludes non-operating portfolio companies, which we define as those loans collateralized by proved developed producing value, or PDP, real estate or other hard assets. PDPs are proven revenues that can be produced with existing wells. As of March 31, 2017, non-operating portfolio companies with an aggregate $47.7 million of par value and $28.5 million of fair value were excluded.

* Table excludes positions with a fair market value of zero.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2017 and December 31, 2016, we had $3.9 million and $4.8 million of outstanding commitments to fund such investments, respectively. As of March 31, 2017 and December 31, 2016, we had $34.2 million and $22.9 million of cash and restricted cash, respectively.

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

The following table shows the distribution of our investments on the 1 to 4 investment risk scale at fair value, excluding our interest in GLC Trust 2013-2 and equity investments as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017		As of December 31, 2016
($ in thousands)	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Risk Rating 1	$25,317	7.3%	$34,695	9.5%
Risk Rating 2	143,589	41.2	152,762	42.0
Risk Rating 3	164,556	47.3	163,854	45.0
Risk Rating 4	14,782	4.2	12,649	3.5
	$348,244	100.0%	$363,960	100.0%

The weighted average risk rating of the portfolio was 2.60 and 2.49 as of March 31, 2017 and December 31, 2016, respectively.

Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2017 is as follows:

	Payments Due by Period
($ in thousands)	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
2016-2 CLO Facility	$-	$-	$-	$167,000	$167,000
GLC Trust 2013-2 Class A Note	-	-	3,105	-	3,105
SBIC Borrowings	-	-	-	37,000	37,000
Total contractual obligations	$-	$-	$3,105	$204,000	$207,105

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We entered into the Investment Advisory Agreement with the Investment Adviser, under which our Investment Adviser is responsible for sourcing potential investments, conducting research and diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.

•	The Administrator provides us with the office facilities and administrative services necessary to conduct day-to-day operations pursuant to our Administration Agreement.

•	We have entered into the License Agreement with Garrison Investment Group pursuant to which Garrison Investment Group has agreed to grant us a non-exclusive, royalty-free license to use the name “Garrison.”

•	GLC Trust 2013-2 entered into the GLC Trust 2013-2 Administration Agreement with the GARS Administrator, fees incurred under this agreement are included in total administrator expenses presented on the consolidated statement of operations.

•	Under the Staffing Agreement, Garrison Investment Group provides the Investment Adviser with the resources necessary to fulfill these obligations. The Staffing Agreement provides that Garrison Investment Group will make available to the Investment Adviser experienced investment professionals and access to the senior investment personnel of Garrison Investment Group for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of the Investment Adviser’s investment committee serve in such capacity. The Staffing Agreement remains in effect until terminated and may be terminated by either party without penalty upon 60 days’ written notice to the other party. Services under the Staffing Agreement are provided to the Investment Adviser on a direct cost reimbursement basis, and such fees are not our obligation.

•	In connection with the 2016-2 CLO, we retained the Investment Adviser to furnish collateral management sub-management services to us pursuant to a sub-collateral management agreement. The Investment Adviser does not receive a fee for providing such services.

•	Effective as of October 1, 2016, the Investment Adviser, in consultation with our Board agreed to irrevocably waive any fees payable to the Investment Adviser under the Investment Advisory Agreement with respect to a calendar quarter in excess of the sum of (i) 0.375% per quarter (1.50% annualized) of our gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds, calculated based on the average carrying value of our gross assets at the end of the two most recently completed calendar quarters, (ii) 20% of Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, in excess of a “hurdle rate” of 1.75% per quarter (7.00% annualized) and (iii) in the case of the final calendar quarter of each year, the capital gains incentive fee. This waiver was in effect until May 3, 2017.

We have adopted a joint code of ethics that governs the conduct of our and our Investment Adviser’s officers, directors and employees. Our officers and directors also remain subject to the duties imposed by both the 1940 Act and the Delaware General Corporation Law.

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

Basis for Consolidation

The consolidated financial statements include the accounts of GARS and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The accounts of the subsidiaries are prepared for the same reporting period as GARS using consistent accounting policies. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC Topic 946, the Company is precluded from consolidating any entity other than another investment company. Accordingly, the Company consolidated the results of the Company’s wholly-owned subsidiaries GLC Trust 2013-2 (“GLC Trust 2013-2”), Garrison Funding 2013-2 Ltd. (“GF 2013-2”), Garrison Capital SBIC LP (“Garrison SBIC”), Garrison Funding 2016-2 Ltd. (“GF 2016-2”), Walnut Hill II LLC, and Forest Park II LLC and limited liability companies for the purpose of holding minority equity investments (the “GARS Equity Holdings Entities”) in its consolidated financial statements.

In the normal course of business GARS may form new GARS Equity Holdings Entities for the purpose of holding minority equity investment in order to provide specific tax treatment for individual investments.

The Company generally consolidates any investment company when it owns 100% of its partners’ or members’ capital or equity units or 100% of the economic equity interest. ASC Topic 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries.

Fair Value Measurements

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

Valuation of Investments

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

We accrue interest income if we expect that ultimately we will be able to collect it. Generally, when an interest default occurs on a loan in our portfolio, or if our management otherwise believes that the issuer of the loan will not be able to service the loan and other obligations, we will place the loan on non-accrual status and will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest. We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. We had four investments on non-accrual status as of March 31, 2017 and two investment on non-accrual status as of December 31, 2016.

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

Assuming that the interim and unaudited consolidated statement of financial condition as of March 31, 2017 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	(Decrease)/increase	(Decrease)/increase	Net increase
Change in interest rates ($ in thousands)	in interest income	in interest expense	in investment income
Down 25 basis points	$(146)	$(355)	$209
Up 50 basis points	2,021	1,052	969
Up 100 basis points	3,689	1,762	1,928
Up 200 basis points	7,042	3,182	3,861
Up 300 basis points	10,438	4,602	5,836

Although management believes that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including indebtedness under the 2016-2 CLO, Garrison SBIC borrowings or additional borrowings, that could affect our net increase in net assets resulting from operations, or net income. Accordingly, we cannot assure you that actual results would not differ materially from the statement above.

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

Item 1A: Risk Factors

In addition to the other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K filed with the SEC on March 7, 2017, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

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

Garrison Capital Inc.

Dated: May 9, 2017	By	/s/ Joseph Tansey

Joseph Tansey
Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2017	By	/s/ Brian Chase

Brian Chase
Chief Financial Officer
(Principal Financial and Accounting Officer)

