Form 10-Q
period 2017-06-30
Garrison Capital Inc.
filed 2017-08-08
CIK 1509892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

As of August 4, 2017 the Registrant had 16,049,352 shares of common stock, $0.001 par value, outstanding.

i

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Financial Condition

($ in thousands, except share and per share amounts)

Part I. Financial Information

Item 1. Financial Statements

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Cash	$22,124	$10,378
Restricted cash	13,422	12,568
Due from counterparties	-	2,083
Investments, at fair value
Non-control/non-affiliate investments (amortized cost of $381,679 and $387,265, respectively)	359,941	373,601
Non-control/affiliate investments (amortized cost of $4,944 and $4,796, respectively)	-	3,103
Accrued interest receivable	2,090	3,387
Other assets	1,204	1,427
Total assets	$398,781	$406,547

Liabilities
Due to counterparties	$5,061	$-
Management fee payable (Note 5)	1,316	42
Administrator fee payable	141	-
Senior secured revolving note (Note 4)	-	-
Senior secured term notes (Note 4)	164,407	164,308
SBIC borrowings (Note 4)	35,905	35,851
GLC Trust 2013-2 Class A note (Note 4)	1,750	4,953
Interest payable	1,172	1,089
Accrued expenses and other payables	522	896
Total liabilities	$210,274	$207,139

Commitments and contingencies (Note 9)

Net assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 16,758,779 shares issued and 16,049,352 shares outstanding as of both June 30, 2017 and December 31, 2016	$17	$17
Paid-in-capital in excess of par	249,148	249,148
Underdistributed net investment income	4,952	5,165
Accumulated net realized loss from investments	(38,962)	(39,565)
Net unrealized loss from investments	(26,648)	(15,357)
Total net assets	188,507	199,408
Total liabilities and net assets	$398,781	$406,547

Shares of common stock outstanding	16,049,352	16,049,352
Net asset value per share	$11.75	$12.42

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2017 (unaudited)

(in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Common Equity
Building Products
Valterra Products Holdings, LLC, Class A	N/A	N/A	N/A	N/A	185,847	$186	$780	0.41%
Valterra Products Holdings, LLC, Class B	N/A	N/A	N/A	N/A	20,650	21	87	0.05
						207	867	0.46

Commercial Services and Supplies
Faraday Holdings, LLC, Common	N/A	N/A	N/A	N/A	2,752	140	309	0.16
						140	309	0.16

Healthcare Equipment and Services
Juniper TGX Investment Partners, LLC, Common	N/A	N/A	N/A	N/A	3,146	671	1,394	0.74
						671	1,394	0.74

Household Products and Durables
Oneida Group Inc. (fka Everyware Global, Inc.), Common	N/A	N/A	N/A	N/A	242,035	2,714	1,815	0.96
						2,714	1,815	0.96

Transportation Services
EZE Trucking, LLC, Common	N/A	N/A	N/A	N/A	2,898	268	-	-
						268	-	-

Total Common Equity						$4,000	$4,385	2.32%

Preferred Equity
Diversified Financial Services
Prosper Marketplace Series B Preferred Stock (1)(2)	N/A	N/A	N/A	N/A	912,865	$551	$1,222	0.65%
						551	1,222	0.65

Total Preferred Equity						$551	$1,222	0.65%

Debt Investments
Aerospace and Defense
AbelConn, LLC (Atrenne Computing), Term Loan*	1.30%	8.75%	10.05%	7/17/2019	9,059	$8,985	$9,059	4.81%
						8,985	9,059	4.81

Air Freight and Logistics
Fleetgistics Holdings, Inc., Term Loan*	2.00%	6.13%	8.13%	12/31/2018	825	825	742	0.39
Gruden Acquisition, Inc., Term Loan (First Lien)*	1.30%	4.75%	6.05%	8/18/2022	1,970	1,940	1,913	1.01
MXD Group, Inc. (fka Exel Direct Inc.), Term Loan*(3)	1.06%	13.00%	14.06% PIK	5/31/2018	15,697	15,579	14,756	7.83
Raymond Express International, LLC, Term Loan*	1.75%	7.75%	9.50%	2/28/2018	1,178	1,176	707	0.38
						19,520	18,118	9.61

Auto Components
Challenge Mfg. Company, LLC, Term Loan B*	1.23%	7.00%	8.23%	4/20/2022	8,888	8,778	8,778	4.66
FRAM Group Holdings Inc. (Autoparts Holdings), Term Loan*	1.23%	6.75%	7.98%	12/23/2021	8,775	8,618	8,753	4.64
						17,396	17,531	9.30

Building Products
ShelterLogic Corp., Term Loan*	1.05%	9.50%	10.55%	7/30/2019	9,601	9,521	9,601	5.09
						9,521	9,601	5.09

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2017 (unaudited)

(in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Chemicals
Aristech Surfaces LLC, Term Loan B*	1.06%	7.00%	8.06%	10/17/2019	9,469	$9,393	$9,374	4.97%
Profusion Industries, LLC, Term Loan*	1.25%	10.25%	11.50%	6/19/2020	9,528	9,414	9,432	5.00
						18,807	18,806	9.97

Commercial Services and Supplies
Del Mar Recovery Solutions, Inc., Revolver*	1.23%	8.50%	9.73%	6/27/2021	495	495	489	0.26
Del Mar Recovery Solutions, Inc., Term Loan**	1.23%	8.50%	9.73%	6/27/2021	8,056	7,944	7,943	4.21
Interior Specialists, Inc., Term Loan*	1.06%	8.00%	9.06%	6/30/2020	9,936	9,817	9,936	5.27
VIP Cinema Holdings, Inc., Term Loan*	1.30%	6.00%	7.30%	3/1/2023	1,564	1,556	1,575	0.84
						19,812	19,943	10.58

Diversified Financial Services
PlanMember Financial Corporation, Term Loan*(1)	1.50%	6.50%	8.00%	12/31/2020	1,116	1,103	1,116	0.59
Worley Claims Services, LLC, Term Loan*	1.21%	8.00%	9.21%	10/31/2020	9,360	9,321	9,360	4.97
						10,424	10,476	5.56

Diversified Telecommunication Services
Onvoy, LLC, Term Loan*	1.30%	4.50%	5.80%	2/10/2024	3,030	3,019	3,037	1.61
U.S. Telepacific Corp., Term Loan B*	1.23%	5.00%	6.23%	5/2/2023	5,997	5,939	5,924	3.14
						8,958	8,961	4.75

Food Products
Diamond Crystal Brands, Inc., Term Loan**	1.23%	7.75%	8.98%	7/29/2021	5,460	5,414	5,460	2.90
Specialty Bakers LLC, Term Loan*(7)	1.06%	7.93%	8.99%	8/7/2019	9,539	9,452	9,443	5.01
						14,866	14,903	7.91

Healthcare Equipment and Services
ActivStyle, Inc., Term Loan**	1.19%	9.00%	10.19%	7/9/2020	8,568	8,478	8,568	4.55
Aurora Diagnostics, LLC, Delayed Draw Term Loan*	1.25%	7.13%	8.38%	7/31/2019	850	847	850	0.45
Aurora Diagnostics, LLC, Delayed Draw Term Loan B*	1.25%	7.13%	8.38%	7/31/2019	598	595	598	0.32
Aurora Diagnostics, LLC, Delayed Draw Term Loan C*	1.30%	7.13%	8.42%	7/31/2019	396	396	388	0.21
Aurora Diagnostics, LLC, Revolver*	1.29%	7.13%	8.41%	7/31/2019	870	871	870	0.46
Aurora Diagnostics, LLC, Term Loan*	1.25%	7.13%	8.38%	7/31/2019	5,447	5,423	5,447	2.89
Forest Park Medical Center at San Antonio, LLC, Lease(4)	N/A	13.00%	13.00%	2/11/2020	8,982	8,832	1,435	0.76
Forest Park Medical Center at San Antonio, LLC, Term Loan(4)	N/A	14.00%	14.00%	On Demand	1,951	1,914	312	0.17
RCS Management Corporation (SMS), Term Loan B**	1.17%	10.50%	11.67%	7/29/2018	9,500	9,398	9,397	4.99
Theragenics Corporation, Term Loan**	1.30%	12.00%	13.30%	12/23/2020	8,448	8,332	8,448	4.48
Walnut Hill Physicians' Hospital, LLC, Lease(4)	N/A	12.50%	12.50%	4/30/2019	6,765	6,765	2,368	1.26
						51,851	38,681	20.54

Hotels, Restaurants and Leisure
AP Gaming I, LLC, Term Loan*	1.09%	5.50%	6.59%	2/15/2024	10,000	9,975	10,067	5.34
HRI Holding Corp. (Houlihans Restaurants), Term Loan*(7)	1.30%	7.74%	9.04%	12/17/2020	6,800	6,702	6,709	3.56
						16,677	16,776	8.90

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2017 (unaudited)

(in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Household Products and Durables
Brown Jordan International Inc., Term Loan*	1.30%	5.75%	7.05%	1/31/2023	5,923	$5,879	$5,938	3.15%
CR Brands, Inc., Term Loan*(3)	1.06%	11.25%	12.31% PIK	12/31/2017	9,462	9,437	9,453	5.01
Lexmark Carpet Mills, Inc., Term Loan*	1.15%	10.00%	11.15%	12/19/2019	9,382	9,266	9,266	4.92
NBG Acquisition Inc., Term Loan*	1.41%	5.50%	6.91%	4/26/2024	5,358	5,276	5,305	2.81
Otter Products, LLC (OtterBox Holdings, Inc.), Term B Loan*	1.23%	4.75%	5.98%	6/3/2020	4,122	4,098	4,122	2.19
University Furnishings, L.P., Term Loan B**(7)	1.16%	7.47%	8.64%	12/17/2020	7,102	7,018	7,102	3.77
						40,974	41,186	21.85

Internet Software and Services
Aptos, Inc., Term Loan B*	1.30%	6.75%	8.05%	9/1/2022	8,933	8,779	8,778	4.66
Dodge Data & Analytics LLC, Term Loan*	1.31%	8.75%	10.06%	10/31/2019	8,761	8,679	8,679	4.60
Emtec Global Services Holdings, LLC, Revolver(3)	1.21%	8.25% Cash + 2.00% PIK	11.46%	11/30/2020	342	341	341	0.20
Emtec Global Services Holdings, LLC, Term Loan**(3)	1.04%	8.25% Cash + 2.00% PIK	11.29%	11/30/2020	2,870	2,845	2,440	1.29
Exela Intermediate, LLC, Term Loan*(1)	1.30%	7.50%	8.80%	7/12/2023	5,165	5,061	5,087	2.70
Lionbridge Technologies, Inc., Term Loan*	1.23%	5.50%	6.73%	2/28/2024	1,426	1,419	1,422	0.75
Syncsort Incorporated, Term Loan*	1.30%	5.25%	6.55%	12/23/2022	6,696	6,635	6,629	3.52
						33,759	33,376	17.72

Leisure Products
Bass Pro Group, LLC, Initial Term Loan*	1.30%	5.00%	6.30%	12/15/2023	5,750	5,710	5,579	2.96
Confluence Outdoor, LLC, Delayed Draw Term Loan*	1.05%	8.75%	9.80%	4/18/2019	999	992	989	0.52
Confluence Outdoor, LLC, Term Loan*	1.05%	8.75%	9.80%	4/18/2019	6,657	6,615	6,590	3.50
Kranos Acquisition Corp., Term Loan*	1.19%	10.00%	11.19%	4/30/2018	7,768	7,770	7,691	4.08
Playpower, Inc., Initial Term Loan (First Lien)*	1.30%	4.75%	6.05%	6/23/2021	962	962	967	0.51
						22,049	21,816	11.57

Machinery
Texas Hydraulics Holding, Inc., Term Loan**(7)	1.23%	9.73%	10.96%	2/17/2021	8,200	8,081	8,200	4.35
						8,081	8,200	4.35

Media
Project Sunshine IV Pty Ltd (Sensis), New Term Loans*(1)	1.23%	7.00%	8.23%	9/23/2019	5,174	5,111	5,193	2.75
						5,111	5,193	2.75

Metals and Mining
Metal Services LLC (Phoenix), New Term Loans*	1.30%	7.50%	8.80%	6/30/2019	6,050	5,994	6,083	3.23
						5,994	6,083	3.23

Retailing
Sears Holdings Corporation, Term Loan*(1)	1.08%	7.50%	8.58%	7/20/2020	1,218	1,192	1,229	0.65
Western Convenience Stores, Inc., Term Loan*	1.07%	11.00%	12.07%	9/1/2019	9,000	8,805	8,804	4.67
						9,997	10,033	5.32

Oil, Gas and Consumable Fuels
Badlands Production Company (fka Gasco), Term Loan(4)	1.00%	17.50%	18.50%	5/14/2018	10,500	10,421	3,594	1.91
Diversified Gas and Oil Corporation, Term Loan*(7)	1.23%	10.41%	11.63%	6/30/2020	5,067	4,966	4,932	2.62
Rooster Energy Ltd., Term Loan*(3)(4)(7)	1.50%	12.45% Cash + 8.00% PIK	21.95%	6/25/2018	5,294	4,988	4,112	2.18
						20,375	12,638	6.71

Professional Services
Simmons Research LLC, Term Loan*	1.31%	10.50%	11.81%	12/11/2020	2,293	2,261	2,316	1.23
						2,261	2,316	1.23

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2017 (unaudited)

(in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Technology Hardware, Storage and Peripherals
TableTop Media, LLC, Term Loan**	N/A	10.00%	10.00%	10/15/2019	3,613	$3,604	$3,608	1.91%
						3,604	3,608	1.91

Textiles, Apparel and Luxury Goods
League Collegiate Holdings, LLC, Revolver*	1.23%	8.00%	9.23%	6/28/2021	1,210	1,210	1,196	0.63
League Collegiate Holdings, LLC, Term Loan*	1.23%	8.00%	9.23%	6/28/2021	7,508	7,418	7,418	3.94
						8,628	8,614	4.57

Trading Companies and Distributors
Sprint Industrial Holdings, LLC, Term Loan (First Lien)*	1.25%	5.75%	7.00%	5/14/2019	4,749	4,738	3,800	2.02
						4,738	3,800	2.02

Transportation Services
Jack Cooper Holdings Corp., Term Loan	3.00%	7.00%	10.00%	10/18/2018	5,000	5,082	5,083	2.70
Sirva Worldwide, Term Loan*	1.16%	6.50%	7.66%	11/22/2022	5,871	5,739	5,871	3.11
						10,821	10,954	5.81

Total Debt Investments						$373,209	$350,672	186.06%

Financial Assets
Diversified Financial Services
GLC Trust 2013-2 Consumer Loan Pool(1)(5)	N/A	N/A	N/A	N/A	3,980	$3,980	$3,699	1.96%
						3,980	3,699	1.96

Total Financial Assets						$3,980	$3,699	1.96%

Unfunded Commitments
Air Freight and Logistics
Raymond Express International, LLC, Revolver*	N/A	0.50%	0.50%	2/28/2018	215	$-	$-	-%
						-	-	-

Commercial Services and Supplies
Del Mar Recovery Solutions, Inc., Revolver*(6)	N/A	0.75%	0.75%	6/27/2021	825	(18)	(12)	(0.01)
						(18)	(12)	(0.01)

Healthcare Equipment and Services
Aurora Diagnostics, LLC, Delayed Draw Term Loan C*(6)	N/A	2.25%	2.25%	7/31/2019	660	(8)	(13)	(0.01)
Aurora Diagnostics, LLC, Revolver*	N/A	0.38%	0.38%	7/31/2019	150	(5)	-	-
						(13)	(13)	(0.01)

Internet Software and Services
Emtec Global Services Holdings, LLC, Revolver	N/A	0.00%	0.00%	11/30/2020	116	(4)	-	-
						(4)	-	-

Oil, Gas and Consumable Fuels
Diversified Gas and Oil Corporation, Term Loan*	N/A	3.00%	3.00%	6/30/2020	1,663	-	-	-
						-	-	-

Textiles, Apparel and Luxury Goods
League Collegiate Holdings, LLC, Revolver*(6)	N/A	0.75%	0.75%	6/28/2021	990	(26)	(12)	(0.01)
						(26)	(12)	(0.01)

Total Unfunded Commitments						$(61)	$(37)	(0.03)%

Total Non-Control/Non-Affiliate Investments						$381,679	$359,941	190.96%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2017 (unaudited)

(in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Affiliate Investments
Investments - United States
Common Equity
Air Freight and Logistics
Speed Commerce Investment Partners LLC, Class A Unit	N/A	N/A	N/A	N/A	1,780	$1,693	$-	-%
						1,693	-	-

Total Common Equity						$1,693	$-	-%

Debt Investments
Air Freight and Logistics
Speed Commerce Operating Company LLC, Closing Date Term Loan B(3)(4)	1.25%	19.00%	20.25% PIK	12/8/2017	2,072	$1,969	$-	-%
Speed Commerce Operating Company LLC, Delayed Draw Term Loan B(3)(4)	1.25%	19.00%	20.25% PIK	12/8/2017	1,349	1,282	-	-
						3,251	-	-

Total Debt Investments						$3,251	$-	-%

Total Non-Control/Affiliate Investments						$4,944	$-	-%

Total Investments - United States						$386,623	$359,941	190.96%

_____________

*	Denotes that all or a portion of the investment is held as collateral by Garrison Funding 2016-2 Ltd.
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

(1)	Not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”). Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2017, 95.6% of the Company’s assets were qualifying assets.

(2)	Net of a profits interest payable to a third party upon any subsequent sales of Prosper Marketplace Series B Preferred Stock.

(3)	Interest is payable in cash, and/or payment-in-kind (“PIK”), or a combination thereof.

(4)	Investment is currently not income producing and placed on non-accrual status.

(5)	GLC Trust 2013-2 includes 687 small balance consumer loans with an average par of $5,793, a weighted average rate of 16.3% and a weighted average maturity of February 10, 2019. See Note 3 for additional information. See Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 for detail on underlying loans.

(6)	The negative fair value is the result of the unfunded commitments being valued below par. These amounts may or may not be funded to the borrowing party currently or in the future.

(7)	In addition to the interest earned on the stated base rate and spread of this investment, the Company received additional interest during the six months ended June 30, 2017 due to an arrangement between the Company and certain other lenders to the portfolio company. The additional interest received during the quarter has been annualized and included in the spread disclosed for this investment.

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
Non-Control/Non-Affiliate Investments
Investments - United States
Common Equity
Building Products
Valterra Products Holdings, LLC, Class A	N/A	N/A	N/A	N/A	185,847	$186	$673	0.33%
Valterra Products Holdings, LLC, Class B	N/A	N/A	N/A	N/A	20,650	21	75	0.04
						207	748	0.37

Commercial Services and Supplies
Faraday Holdings, LLC, Class D Voting Common	N/A	N/A	N/A	N/A	2,752	140	210	0.11
						140	210	0.11

Healthcare Equipment and Services
Juniper TGX Investment Partners, LLC, Common	N/A	N/A	N/A	N/A	3,146	671	1,129	0.57
						671	1,129	0.57

Household Products and Durables
Everyware Global, Inc., Common	N/A	N/A	N/A	N/A	242,035	2,714	1,815	0.91
						2,714	1,815	0.91

Transportation Services
EZE Trucking, LLC, Common	N/A	N/A	N/A	N/A	2,898	268	-	-
						268	-	-

Total Common Equity						$4,000	$3,902	1.96%

Preferred Equity
Diversified Financial Services
Prosper Marketplace Series B Preferred Stock(1)(2)	N/A	N/A	N/A	N/A	912,865	$551	$2,086	1.05%
						551	2,086	1.05

Total Preferred Equity						$551	$2,086	1.05%

Debt Investments
Aerospace and Defense
AbelConn, LLC (Atrenne Computing), Term Loan*	1.00%	8.50%	9.50%	7/17/2019	9,688	$9,589	$9,589	4.81%
						9,589	9,589	4.81

Air Freight and Logistics
Fleetgistics Holdings, Inc., Term Loan*	2.00%	6.13%	8.13%	12/31/2018	900	900	810	0.41
Gruden Acquisition, Inc., Term Loan (First Lien)*	1.00%	4.75%	5.75%	8/18/2022	1,980	1,947	1,881	0.93
MXD Group, Inc. (fka Exel Direct Inc.), Term Loan*(3)	1.00%	11.00% Cash + 2.00% PIK	14.00%	5/31/2018	15,380	15,229	14,618	7.34
Raymond Express International, LLC, Term Loan*	1.75%	7.75%	9.50%	2/28/2018	1,507	1,503	1,205	0.60
						19,579	18,514	9.28

Auto Components
FRAM Group Holdings Inc. (Autoparts Holdings), Term Loan*	1.00%	6.75%	7.75%	12/23/2021	9,000	8,821	8,910	4.47
Inteva Products, LLC, Term Loan*	1.25%	8.50%	9.75%	9/8/2021	4,960	4,914	4,985	2.50
						13,735	13,895	6.97

Building Products
ShelterLogic Corp., Term Loan*	1.00%	9.50%	10.50%	7/30/2019	9,854	9,752	9,752	4.89
						9,752	9,752	4.89

Chemicals
Aristech Surfaces LLC, Term Loan B*	1.00%	8.00%	9.00%	10/17/2019	9,595	9,501	9,501	4.76
PCCR USA, Inc., Term Loan A*	1.00%	8.00%	9.00%	12/1/2019	6,650	6,573	6,650	3.33
PCCR USA, Inc., Term Loan B*	1.00%	8.00%	9.00%	12/1/2019	1,709	1,685	1,709	0.86
Profusion Industries, LLC, Term Loan*	0.82%	9.00%	9.82%	6/19/2020	9,785	9,649	9,296	4.66
						27,408	27,156	13.61

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
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Technology Hardware, Storage and Peripherals
TableTop Media, LLC, Lease**	N/A	10.00%	10.00%	10/15/2019	4,354	$4,344	$4,347	2.18%
						4,344	4,347	2.18

Textiles, Apparel and Luxury Goods
League Collegiate Holdings, LLC, Term Loan*	0.77%	8.00%	8.77%	6/28/2021	7,604	7,501	7,501	3.77
						7,501	7,501	3.77

Trading Companies and Distributors
Sprint Industrial Holdings, LLC, Term Loan (First Lien)*	1.25%	5.75%	7.00%	5/14/2019	4,774	4,759	3,437	1.73
						4,759	3,437	1.73

Total Debt Investments						$375,693	$360,954	180.99%

Financial Assets
Diversified Financial Services
GLC Trust 2013-2 Consumer Loan Pool(1)(5)	N/A	N/A	N/A	N/A	7,086	$7,086	$6,756	3.39%
						7,086	6,756	3.39

Total Financial Assets						$7,086	$6,756	3.39%

Unfunded Commitments
Air Freight and Logistics
Raymond Express International, LLC, Revolver*(6)	N/A	0.50%	0.50%	2/28/2018	215	$(1)	$(43)	(0.02)%
						(1)	(43)	(0.02)

Commercial Services and Supplies
Del Mar Recovery Solutions, Inc., Revolver*(6)	N/A	0.75%	0.75%	6/27/2021	825	(21)	(14)	(0.01)
						(21)	(14)	(0.01)

Healthcare Equipment and Services
Aurora Diagnostics, LLC, Revolver*(6)	N/A	0.38%	0.38%	7/31/2019	1,020	(6)	(6)	-
						(6)	(6)	-

Internal Software and Services
Emtec Global Services Holdings, LLC, Revolver(6)	N/A	0.00%	0.00%	11/30/2020	123	(5)	(1)	-
YourMembership Holding Company, Revolver*(6)	N/A	0.00%	0.00%	9/12/2019	441	(2)	(3)	-
						(7)	(4)	-

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

Non-Control/Affiliate Investments
Investments - United States
Common Equity
Air Freight and Logistics
Speed Commerce Investment Partners LLC, Class A Unit	N/A	N/A	N/A	N/A	1,780	$1,693	$-	-%
						1,693	-	-

Total Common Equity						$1,693	$-	-%

Debt Investments
Air Freight and Logistics
Speed Commerce Operating Company LLC, Closing Date Term Loan B(3)	1.00%	16.00%	17.00% PIK	12/8/2017	1,879	$1,879	$1,879	0.95%
Speed Commerce Operating Company LLC, Delayed Draw Term Loan B(3)	1.00%	16.00%	17.00% PIK	12/8/2017	1,224	1,224	1,224	0.62
						3,103	3,103	1.57

Total Debt Investments						$3,103	$3,103	1.57%

Unfunded Commitments
Healthcare Equipment and Services
Speed Commerce Operating Company LLC, Delayed Draw Term Loan B(6)	N/A	0.00%	0.00%	12/8/2017	18	$-	$-	-%
						-	-	-

Total Unfunded Commitments						$-	$-	-%

Total Non-Control/Affiliate Investments						$4,796	$3,103	1.57%

Total Investments - United States						$392,061	$376,704	188.91%

______________

*	Denotes that all or a portion of the investment is held as collateral by Garrison Funding 2016-2 Ltd.

**	Denotes that all or a portion of the loan is held by Garrison Capital SBIC LP.
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

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

($ in thousands, except share and per share amounts)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Investment income
Interest income
Non-control/non-affiliate investments	$8,553	$10,974	$16,981	$21,849
Non-control/affiliate investments	-	-	148	-
Other income	481	163	899	344
Total investment income	9,034	11,137	18,028	22,193

Expenses
Interest expense	2,152	2,078	4,262	4,086
Management fee	1,438	1,824	3,049	3,674
Incentive fee	-	-	-	-
Professional fees	22	336	342	722
Directors' fees	77	107	159	214
Administrator expenses	365	445	589	714
Other expenses	456	547	1,129	1,071
Total expenses	4,510	5,337	9,530	10,481
Base management fee waived	(80)	-	(310)	-
Net expenses	4,430	5,337	9,220	10,481
Net investment income before excise taxes	4,604	5,800	8,808	11,712
Excise tax expense/(benefit)	17	50	34	100
Net investment income	4,587	5,750	8,774	11,612

Realized and unrealized gain/(loss) on investments
Net realized gain/(loss) from investments
Non-control/non-affiliate investments	399	(18,315)	603	(18,410)
Affiliate investments	-	-	-	-
Net change in unrealized (loss)/gain from investments
Non-control/non-affiliate investments	(2,929)	8,681	(8,040)	219
Non-control/affiliate investments	18	-	(3,251)	-
Net realized and unrealized loss on investments	(2,512)	(9,634)	(10,688)	(18,191)

Net increase/(decrease) in net assets resulting from operations	$2,075	$(3,884)	$(1,914)	$(6,579)

Net investment income per common share	$0.29	$0.36	$0.55	$0.71
Net increase/(decrease) in net assets resulting from operations per common share	$0.13	$(0.24)	$(0.11)	$(0.40)
Basic weighted average common shares outstanding	16,049,352	16,173,091	16,049,352	16,246,272

Dividends and distributions declared per common share	$0.28	$0.35	$0.56	$0.70

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

($ in thousands, except share and per share amounts)

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
(Decrease)/increase in net assets from operations:
Net investment income	$8,774	$11,612
Net realized gain/(loss) from investments	603	(18,410)
Net change in unrealized (loss)/gain on investments	(11,291)	219
Net decrease in net assets from operations	(1,914)	(6,579)

Dividends and distributions to stockholders:
From net investment income	(8,987)	(11,340)
Total dividends and distributions to stockholders	(8,987)	(11,340)

Common share transactions
Repurchase of common stock (see Note 8)	-	(4,604)
Net decrease in net assets from common share transaction	-	(4,604)

Total decrease in net assets	(10,901)	(22,523)
Net assets at beginning of period	199,408	230,710
Net assets at end of period	$188,507	$208,187
Net asset value per common share	$11.75	$12.94
Common shares outstanding at end of period	16,049,352	16,091,392

Underdistributed net investment income included in net assets	$4,952	$9,056

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

($ in thousands, except share and per share amounts)

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(1,914)	$(6,579)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Net accretion of discounts on investments	(672)	(724)
Net realized (gain)/loss from investments	(603)	18,410
Amortization of deferred debt issuance costs and discount on notes payable	205	516
Net change in unrealized loss/(gain) on investments	11,291	(219)
Payment-in-kind interest	(696)	(929)
Purchases of investments	(72,790)	(61,829)
Paydowns of investments	79,814	28,716
Sales of investments	419	26,983
Changes in operating assets and liabilities:
(Increase)/decrease in cash, restricted	(854)	4,580
Decrease/(increase) in due from counterparties	2,083	(719)
Decrease in accrued interest receivable	1,297	1,701
Decrease in other assets	223	214
Increase in due to counterparties	5,061	1,721
Increase in payables to affiliates	1,415	210
Increase in interest payable on notes payable	83	147
Decrease in accrued expenses and other payables	(374)	(105)
Net cash provided by operating activities	23,988	12,094

Cash flows from financing activities
Repurchase of common stock	-	(4,604)
Distributions paid to stockholders	(8,987)	(11,340)
Payments for financing costs	-	(178)
Proceeds of senior secured revolving notes	-	(3,900)
Repayment of GLC Trust 2013-2 Class A notes	(3,255)	(6,274)
Proceeds from Garrison SBIC borrowings	-	7,360
Net cash (used in) financing activities	(12,242)	(18,936)

Net increase/(decrease) in cash	11,746	(6,842)
Cash at beginning of period	10,378	24,985
Cash at end of period	$22,124	$18,143

Supplemental disclosure of cash flow information
Cash paid for interest expense	$3,953	$3,348

Supplemental disclosure of non-cash activities
Restructuring of portfolio investment	$-	$840

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

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

The Company’s business and affairs are managed and controlled by the Company’s board of directors (the “Board”). The majority of the members of the Board are independent of the Company and its affiliates. Our investment activities and day-to-day operations are managed by Garrison Capital Advisers, LLC (our “Investment Adviser”), and Garrison Capital Administrator, LLC (the “GARS Administrator”) provides the Company with certain administrative services necessary to conduct our day-to-day operations. We are organized as a holding company and conduct our business primarily through our various subsidiaries.

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

Cash and Cash Equivalents

As of June 30, 2017 and December 31, 2016, cash held in designated bank accounts with Deutsche Bank Trust Company Americas (the “Custodian”) was $20.8 million and $9.1 million, respectively. Cash held in designated bank accounts with other major financial institutions was $1.3 million as of both June 30, 2017 and December 31, 2016. At times, these balances may exceed federally insured limits and this potentially subjects the Company to a concentration of credit risk. The Company believes it is not exposed to any significant credit risk associated with its cash custodian.

The Company defines cash equivalents as highly liquid financial instruments with original maturities of three months or less, including those held in overnight sweep bank deposit accounts. As of both June 30, 2017 and December 31, 2016, the Company held no cash equivalents.

Cash and Cash Equivalents, Restricted

Restricted cash as of June 30, 2017 and December 31, 2016 included cash of $12.6 million and $11.3 million, respectively, held by GF 2016-2 in designated bank accounts with the Custodian. GF 2016-2 is required to use a portion of these amounts to pay interest expense, reduce borrowings at the end of the investment period and to pay other amounts in accordance with the terms of the indenture governing the 2016-2 CLO, as defined in Note 4. Funds held by GF 2016-2 are not available for general use by the Company. Restricted cash as of June 30, 2017 and December 31, 2016 also included cash of $0.8 million and $1.3 million, respectively, held by GLC Trust 2013-2 in designated restricted bank accounts. GLC Trust 2013-2 is required to use a portion of these amounts to make principal payments and pay interest expense in accordance with the terms of the indenture governing the GLC Trust 2013-2 Notes, as defined in Note 4.

As of both June 30, 2017 and December 31, 2016, the Company held no restricted cash equivalents.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

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

The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. As of June 30, 2017, the Company had investments in five portfolio companies that were placed on non-accrual status. As of December 31, 2016, the Company had investments in two portfolio companies that were placed on non-accrual status.

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

June 30, 2017

2. Significant Accounting Policies and Recent Updates  – (continued)

Valuation Techniques

The following is a description of the different valuation techniques utilized by the Company.

Debt and Equity Investments

Bid quotations – Certain of the Company’s debt investments are publicly traded instruments for which quoted market prices are not readily available. The fair value of these investments may be determined based on bid quotations from unaffiliated market makers or independent third-party pricing services or the price activity of comparable instruments. The Company will generally supplement the bid quotations for these investments by also performing a comparable yield approach outlined below.

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

Financial Assets

Discounted cash flows – This valuation technique determines the fair value of an investment by projecting the expected cash flows based on contractual terms calculating the present value of such cash flows as of the valuation date using a discount rate.

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

•

At least once annually, the valuation for each portfolio investment that does not have a readily available quotation is reviewed by an independent valuation firm, subject to the de minimis exception as more fully described below.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium. The amortization period will be shortened for the premium to the earliest call date. This new guidance is effective for annual and interim periods beginning on or after December 15, 2018 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact ASU 2017-08 will have on the Company’s consolidated financial statements and disclosures.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

3. Investments

As of June 30, 2017, we held investments in 62 portfolio companies with a fair value of $359.9 million, a weighted average yield on debt investments of 10.2% and a weighted average contractual maturity of 36 months. Weighted average yield is calculated based on the fair value of the investments and interest expected to be received using the current all-in rate of interest at the balance sheet date to contractual maturity, excluding the effects of future scheduled principal amortization.

The composition of the Company’s portfolio by industry at fair value as of June 30, 2017 and December 31, 2016 was as follows:

	Fair Value of Investments
Industry ($ in thousands)	As of June 30, 2017		As of December 31, 2016
Household Products and Durables	$43,001	12.0%	$27,922	7.4%
Healthcare Equipment and Services	40,062	11.1	44,535	12.1
Internet Software and Services	33,376	9.3	36,880	9.8
Leisure Products	21,816	6.1	15,554	4.1
Commercial Services and Supplies	20,240	5.6	19,115	5.1
Chemicals	18,806	5.2	27,156	7.2
Air Freight and Logistics	18,118	5.0	21,574	5.7
Auto Components	17,531	4.9	13,895	3.7
Hotels, Restaurants and Leisure	16,776	4.7	16,742	4.4
Diversified Financial Services	15,397	4.3	23,123	6.1
Food Products	14,903	4.1	15,180	4.0
Oil, Gas and Consumable Fuels	12,638	3.5	19,648	5.2
Transportation Services	10,954	3.0	5,767	1.5
Building Products	10,468	2.9	10,500	2.8
Retailing	10,033	2.8	17,425	4.6
Aerospace and Defense	9,059	2.5	9,589	2.5
Diversified Telecommunication Services	8,961	2.5	1,967	0.5
Textiles, Apparel and Luxury Goods	8,602	2.4	7,471	2.0
Machinery	8,200	2.3	8,065	2.1
Metals and Mining	6,083	1.7	6,096	1.6
Media	5,193	1.4	16,966	4.5
Trading Companies and Distributors	3,800	1.1	3,437	0.9
Technology Hardware, Storage and Peripherals	3,608	1.0	4,347	1.2
Professional Services	2,316	0.6	3,750	1.0
	$359,941	100.0%	$376,704	100.0%

Refer to the consolidated schedules of investments for detailed disaggregation of the Company’s investments.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

3. Investments – (continued)

Fair Value Measurement

The following tables summarize the valuation of the Company’s investments measured at fair value based on the fair value hierarchy, as detailed in Note 2, as of both June 30, 2017 and December 31, 2016:

	As of June 30, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured (1)(2)	$-	$-	$350,635	$350,635
Preferred Equity Investments	-	-	1,222	1,222
Common Equity Investments	-	-	4,385	4,385
Financial Assets	-	-	3,699	3,699
	$-	$-	$359,941	$359,941

 ______________

(1)	Includes unfunded commitments with a negative fair value of $0.1 million.
(2)	Included in senior secured loans are loans structured as first lien, last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.

	As of December 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured (1)(2)	$-	$-	$363,960	$363,960
Preferred Equity Investments	-	-	2,086	2,086
Common Equity Investments	-	-	3,902	3,902
Financial Assets	-	-	6,756	6,756
	$-	$-	$376,704	$376,704

______________

(1)	Includes unfunded commitments with a negative fair value of $0.1 million.
(2)	Included in senior secured loans are loans structured as first lien, last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.

The net change in unrealized loss attributable to the Company’s Level 3 assets for the six months ended June 30, 2017 included in the net change in unrealized loss from investments in the Company’s consolidated statement of operations was $11.3 million. The net change in unrealized gain attributable to the Company’s Level 3 assets for the six months ended June 30, 2016 included in the net change in unrealized gain from investments in the Company’s consolidated statement of operations was $0.2 million.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

3. Investments – (continued)

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the six months ended June 30, 2017:

	Six Months Ended June 30, 2017
	Senior Secured	Mezzanine	Preferred Equity	Common Equity	Financial
($ in thousands)	Investments	Investments	Investments	Investments	Assets	Total
Fair value, beginning of period	$363,960	$-	$2,086	$3,902	$6,756	$376,704
Total net realized and unrealized (loss)/gain on investments(1)	(10,144)	-	(864)	483	(163)	(10,688)
Total net accretion of discounts on investments	672	-	-	-	-	672
Purchases/issuances(2)	73,486	-	-	-	-	73,486
Sales	(419)	-	-	-	-	(419)
Paydowns(2)	(76,920)	-	-	-	(2,894)	(79,814)
Fair value, end of period	$350,635	$-	$1,222	$4,385	$3,699	$359,941

______________

(1)	Net change in unrealized loss from investments attributable to our Level 3 assets still held at June 30, 2017 totaled $10.8 million, consisting of the following: Senior Secured Investments of $10.5 million, Preferred Equity Investments of $0.9 million, offset by unrealized gains on Common Equity Investments of $0.5 million and Financial Assets of $0.1 million.

(2)	There were no non-cash restructurings of portfolio investments or transfers of investments between levels for the six months ended June 30, 2017.

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the six months ended June 30, 2016:

	Six Months Ended June 30, 2016
	Senior Secured	Mezzanine	Preferred Equity	Common Equity	Financial
($ in thousands)	Investments	Investments	Investments	Investments	Assets	Total
Fair value, beginning of period	$380,780	$7,512	$5,487	$3,468	$17,754	$415,001
Total net realized and unrealized (loss)/gain on investments(1)	(15,930)	(14)	(2,674)	298	(72)	(18,392)
Total net accretion of discounts on investments	710	14	-	-	-	724
Purchases/issuances(2)	61,018	49	-	1,693	-	62,760
Sales	(26,983)	-	-	-	-	(26,983)
Paydowns(2)	(22,164)	-	-	(296)	(6,056)	(28,516)
Fair value, end of period	$377,431	$7,561	$2,813	$5,163	$11,626	$404,594

______________

(1)	Net change in unrealized loss from investments attributable to our Level 3 assets still held at June 30, 2016 totaled $11.5 million, consisting of the following: Senior Secured Investments of $9.4 million, Preferred Equity Investments of $2.7 million, offset by unrealized gains on Financial Assets of $0.6 million.

(2)	Includes non-cash restructuring of portfolio investments of $0.8 million. There were no transfers of investments between levels for the six months ended June 30, 2016.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

3. Investments  – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at June 30, 2017:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range		Weighted
($ in thousands)	June 30, 2017	Technique	Input	Low	High	Average
Senior Secured Investments	$350,635 (1)	Comparable yield approach	Market rate (2)	5.8%	21.4%	8.9%
		Market comparable companies	EBITDA multiple (5)	2.5x	11.7x	6.0x

Equity Investments (3)	5,607	Market comparable companies	EBITDA multiple	5.0x	6.5x	5.8x
		Market comparable companies	Origination fees multiple	4.3x	4.3x	4.3x

Financial Assets (4)	3,699	Discounted cash flows	Interest rate	8.7%	31.0%	16.3%
			Conditional prepayment rate	0.0%	16.7%	15.6%
			Cumulative default rate	0.0%	18.6%	13.4%
			Discount rate	7.0%	7.0%	7.0%
Total	$359,941

____________

(1)	Includes total unfunded commitments with a negative fair value of $0.1 million.
(2)	Market rate is calculated based on the fair value of the investments and interest expected to be received using the current all-in rate of interest at the balance sheet date to contractual maturity, excluding the effects of future scheduled principal amortizations.
(3)	Includes preferred and common equity.
(4)	Financial Assets are valued by the level of risk associated with the underlying loan measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, the borrower’s credit score obtained from an official credit reporting agency at origination, debt-to-income ratios at origination, information from the borrower’s credit report at origination, as well as the borrower’s self-reported income range, occupation and employment status at origination. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of June 30, 2017, 67.1%, 7.9%, 0.0%, 25.0%, 0.0% and 0.0% of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively. See Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 for detail on the underlying loans.
(5)	Excludes non-operating portfolio companies, which we define as those loans collateralized by proved developed producing (“PDP”) value, real estate or other hard assets. PDPs are proven revenues that can be produced with existing wells. As of June 30, 2017, non-operating portfolio companies with an aggregate $52.4 million of par value and $30.4 million of fair value were excluded.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

3. Investments  – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at December 31, 2016:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at		Valuation	Unobservable	Range		Weighted
($ in thousands)	December 31, 2016		Technique	Input	Low	High	Average
Senior Secured Investments	$363,960	(1)	Comparable yield approach	Market rate (2)	6.1%	41.0%	10.2%
			Market comparable companies	EBITDA multiple (5)	2.5x	11.3x	5.9x

Equity Investments (3)	5,988		Market comparable companies	EBITDA multiple	5.0x	7.5x	6.5x
			Market comparable companies	Origination fees multiple	5.8x	5.8x	5.8x

Financial Assets (4)	6,756		Discounted cash flows	Interest rate	6.0%	31.3%	16.0%
				Conditional prepayment rate	10.4%	24.5%	15.2%
				Cumulative default rate	0.0%	17.9%	11.1%
				Discount rate	9.0%	9.0%	9.0%
Total	$376,704

______________

(1)	Includes total unfunded commitments with a negative fair value of $0.1 million.
(2)	Market rate is calculated based on the fair value of the investments and interest expected to be received using the current all-in rate of interest at the balance sheet date to contractual maturity, excluding the effects of future scheduled principal amortizations.
(3)	Includes preferred and common equity.
(4)	Financial Assets are valued by the level of risk associated with the underlying loan measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, the borrower’s credit score obtained from an official credit reporting agency at origination, debt-to-income ratios at origination, information from the borrower’s credit report at origination, as well as the borrower’s self-reported income range, occupation and employment status at origination. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of December 31, 2016, 16.6%, 35.4%, 37.4%, 8.1%, 2.5% and 0.0%, of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively. See Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for detail on the underlying loans.
(5)	Excludes non-operating portfolio companies, which we define as those loans collateralized by PDP value, real estate or other hard assets. PDPs are proven revenues that can be produced with existing wells. As of December 31, 2016, non-operating portfolio companies with an aggregate $49.6 million of par value and $36.0 million of market value were excluded.

Unobservable inputs used in the fair value measurement of the Company’s Debt and Equity Investments include bid quotations obtained from independent third party services (“consensus pricing”) , multiples of market comparable companies, and relative comparable yields. Significant decreases (increases) in consensus pricing or market comparables could result in lower (higher) fair value measurements. Significant increases (decreases) in comparable yields could result in lower (higher) fair value measurements. Generally, a change in the assumption used for relative comparable yields is accompanied by a directionally opposite change in the assumptions used for pricing.

Unobservable inputs used in the fair value measurement of Financial Assets include interest rate, prepayment rate, unit loss rate, default rate multiplier and discount rate. Significant decreases (increases) in interest rates or prepayment rates could result in lower (higher) fair value measurements. Significant increases (decreases) in unit loss rates, default rate multiplier or discount rates could result in significantly lower (higher) fair value measurements.

The terms of the Debt Investments may provide for us to extend to a borrower additional credit or provide funding for any unfunded portion of such Debt Investments at the request of the borrower. This exposes us to potential liabilities that are not reflected on the consolidated statements of financial condition. As of June 30, 2017 and December 31, 2016, the Company had $4.6 million and $4.8 million of unfunded commitments with negative fair values of $0.1 million and $0.1 million, respectively. The negative fair value is the result of the unfunded commitments being valued below par. These amounts may or may not be funded to the borrowing party now or in the future.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

4. Financing

As of June 30, 2017, the total carrying value of the Company’s aggregate debt outstanding was $202.1 million with a weighted average effective interest rate of 4.16%. The Company’s debt outstanding as of June 30, 2017 was comprised of notes issued by GF 2016-2 and GLC Trust 2013-2 as well as Garrison SBIC borrowings.

The table below provides details of the Company’s outstanding debt including the weighted average interest rates and the weighted average effective interest rates, inclusive of the effects of deferred debt issuance costs as of June 30, 2017:

	Amortized	Outstanding			Effective
June 30, 2017 ($ in thousands)	Carrying Value	Principal at Par	Interest Rate		Interest Rate	Rating(1)	Stated Maturity
GF 2016-2 Secured Notes:
Class A-1R Notes	$-	$-	LIBOR + 2.20	%(2)	3.48%	AAA(sf)	9/29/2027
Class A-1F Notes	24,710	25,000	3.41%		3.55%	AAA(sf)	9/29/2027
Class A-1T Notes	86,996	88,150	LIBOR + 2.20%		3.65%	AAA(sf)	9/29/2027
Class A-2 Notes	20,356	20,700	LIBOR + 3.15%		4.53%	AA(sf)	9/29/2027
Class B Notes	20,932	21,450	LIBOR + 4.00%		5.48%	A (sf)	9/29/2027
Class C Notes	11,413	11,700	LIBOR + 6.00%		7.52%	BBB(sf)	9/29/2027
Total/weighted average	164,407	167,000	3.99%		4.25%
Garrison SBIC Borrowings:
SBIC 2017-10 A	6,756	6,980	3.47	%(3)	3.87%	N/A	3/1/2027
SBIC 2016-10 B	3,215	3,320	2.79	%(3)	3.19%	N/A	9/1/2026
SBIC 2016-10 A	12,324	12,700	3.25	%(3)	3.65%	N/A	3/1/2026
SBIC 2015-10 B	13,610	14,000	3.57	%(3)	3.97%	N/A	9/1/2025
Total/weighted average	35,905	37,000	3.37%		3.77%
GLC Trust 2013-2 Notes:
Class A Notes	1,750	1,793	3.00%		3.35%	N/A	7/15/2021
Total/weighted average	1,750	1,793	3.00%		3.35%

Total/weighted average	$202,062	$205,793	3.87%		4.16%

______________

(1)	Represents an S&P rating as of the closing of the 2016-2 CLO, as defined below.
(2)	May bear interest at either the CP Rate (as defined in the governing indenture) or LIBOR.
(3)	Represents the stated interest rate and annual charge of our SBA-guaranteed debentures.

The table below provides details of the Company’s outstanding debt including the weighted average interest rates and the weighted average effective interest rates, inclusive of the effects of deferred debt issuance costs as of December 31, 2016:

	Amortized	Outstanding			Effective
December 31, 2016 ($ in thousands)	Carrying Value	Principal at Par	Interest Rate		Interest Rate	Rating(1)	Stated Maturity
GF 2016-2 Secured Notes:
Class A-1R Notes	$-	$-	LIBOR + 2.20	%(2)	3.23%	AAA(sf)	9/29/2027
Class A-1F Notes	24,699	25,000	3.41%		3.55%	AAA(sf)	9/29/2027
Class A-1T Notes	86,950	88,150	LIBOR + 2.20%		3.35%	AAA(sf)	9/29/2027
Class A-2 Notes	20,342	20,700	LIBOR + 3.15%		4.26%	AA(sf)	9/29/2027
Class B Notes	20,913	21,450	LIBOR + 4.00%		5.22%	A (sf)	9/29/2027
Class C Notes	11,404	11,700	LIBOR + 6.00%		7.25%	BBB(sf)	9/29/2027
Total/weighted average	164,308	167,000	3.77%		4.01%
Garrison SBIC Borrowings:
SBIC 2016-10 B	3,210	3,320	2.79	%(3)	3.19%	N/A	9/1/2026
SBIC 2016-10 A	12,306	12,700	3.25	%(3)	3.65%	N/A	3/1/2026
SBIC 2015-10 B	13,589	14,000	3.57	%(3)	3.97%	N/A	9/1/2025
SBIC Interim Financing	6,746	6,980	LIBOR + 0.93	%(4)	1.87%	N/A	3/29/2017
Total/weighted average	35,851	37,000	3.00%		3.40%
GLC Trust 2013-2 Notes:
Class A Notes	4,953	5,048	3.00%		3.35%	N/A	7/15/2021
Total/weighted average	4,953	5,048	3.00%		3.35%

Total/weighted average	$205,112	$209,048	3.62%		3.88%

______________

(1)	Represents an S&P rating as of the closing of the 2016-2 CLO.
(2)	May bear interest at either the CP Rate (as defined in the governing indenture) or LIBOR.
(3)	Represents the stated interest rate and annual charge of our SBA-guaranteed debentures.
(4)	These interim financings bore an interest rate of three month LIBOR + 0.93%, which was comprised of a weighted average annual charge of 0.63% and a spread of 0.30%. These interim financings had a maturity date of March 29, 2017, upon which they were pooled into the ten year SBA-guaranteed debentures.

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing (other than the SBA debentures of Garrison SBIC, as permitted by exemptive relief the Company has been granted by the Securities and Exchange Commission (the “SEC”)). As of June 30, 2017 and December 31, 2016, the Company’s asset coverage for borrowed amounts was 211.7% and 215.5%, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

4. Financing  – (continued)

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

In connection with the closing of the sale of the 2016-2 Notes, substantially all of the net cash proceeds, along with existing cash, were used to purchase a portion of the portfolio of loans held by GF 2013-2. GF 2013-2 used the proceeds received in connection with such sale of loans to redeem in full all of the 2013-2 Notes. The refinancing of the 2013-2 CLO resulted in a $1.8 million loss for the year ended December 31, 2016 due to the third party expenses incurred as part of the 2013-2 CLO which had initially been deferred and was being amortized over the stated life of the 2013-2 CLO. This loss was included in the consolidated statements of operations within loss on refinancing of secured notes.

As of both June 30, 2017 and December 31, 2016, the Class A-1R Notes under the 2016-2 CLO were fully undrawn. The fair value of the notes issued by the CLOs approximated their carrying values on the consolidated statements of financial condition as of June 30, 2017 and December 31, 2016.

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

Furthermore, if under the second coverage test the aggregate principal amount of the collateral loans equals 125.0% or less of the aggregate outstanding principal amount on the Class A-1T Notes and Class A-1R Notes, taken together, and remains so for ten business days, an event of default will be deemed to have occurred. As of June 30, 2017 and December 31, 2016, the trustee for the 2016-2 CLO and 2013-2 CLO, respectively, has asserted that all of the coverage tests were met.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

4. Financing  – (continued)

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

The SBA, as a creditor, will have a superior claim to Garrison SBIC’s assets over GARS’ stockholders if Garrison SBIC were to be liquidated, or if the SBA exercises its remedies under the SBA-guaranteed debentures issued by Garrison SBIC upon an event of default.

As of June 30, 2017, Garrison SBIC had regulatory capital of $36.1 million and total SBIC borrowings outstanding of $37.0 million. The SBIC borrowings were comprised of $14.0 million, $12.7 million, $3.3 million, and $7.0 million of SBA guaranteed debentures that mature on September 1, 2025, March 1, 2026, September 1, 2026 and March 1, 2027, respectively. The fair value of the SBIC borrowings approximated its carrying value on the consolidated statements of financial condition as of June 30, 2017 and December 31, 2016. As of June 30, 2017, the Company had $33.0 million of available SBIC leverage capacity.

GLC Trust 2013-2 Notes

On July 18, 2014, GARS completed a $39.2 million term debt securitization and the notes offered thereby, (the “GLC Trust 2013-2 Notes”) collateralized by the GLC Trust 2013-2 consumer loan portfolio. GLC Trust 2013-2 Notes consisted of $36.9 million of Class A Notes (“GLC Trust 2013-2 Class A Notes”) and $2.3 million of Class B Notes (“GLC Trust 2013-2 Class B Notes”). As of June 30, 2017, GARS has retained all of the GLC Trust 2013-2 Class B Notes, which are eliminated in consolidation.

The GLC Trust 2013-2 Class A Notes bear interest at 3.00% per annum and are scheduled to mature on July 15, 2021. The proceeds of the GLC Trust 2013-2 Notes were used to refinance the $10.0 million revolving credit facility with Capital One, N.A. which was fully paid down and terminated concurrent with the issuance of the GLC Trust 2013-2 Notes.

The fair value of the GLC Trust 2013-2 Notes approximated the carrying value on the consolidated statements of financial condition as of June 30, 2017 and December 31, 2016, respectively.

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

If these tests are not satisfied with respect to a monthly payment date and are not cured within 45 days, an event of default will be deemed to have occurred and the GLC Trust 2013-2 Notes will become immediately due and payable, in accordance with the terms of the indenture. As of both June 30, 2017 and December 31, 2016, all of the coverage tests were met.

Deferred Debt Issuance Costs and other Fees

In connection with the issuance of our various debt instruments, GARS incurred aggregate fees in the amount of $6.2 million which consisted of facility fees, rating agency fees, legal fees and other costs. Costs incurred in connection with the issuance of the Company’s debt instruments, are included as a reduction to the carrying amount of the related liability on the consolidated statements of financial condition and will be amortized over the stated maturity of the respective loans, with $4.2 million and $4.3 million of deferred debt issuance costs remaining as of June 30, 2017 and December 31, 2016, respectively.

In the ordinary course of operations, GARS incurs fees and costs as part of the execution and refinancing of our various debt instruments. These costs typically represent facility fees, rating agency fees and other legal costs incurred in connection to our CLOs and consist of a 1.00% fee on commitments received, as well as, a 2.00% leverage fee, a 0.375% underwriting fee and a 0.05% administrative fee on our SBA Borrowings. Deferred debt issuance costs are included on the consolidated statements of financial condition as a reduction to the carrying amount of the related liability with the exception of those costs associated with our revolving credit facilities, which are included within other assets on our consolidated statement of financial condition. The deferred debt issuance costs will be amortized over the stated maturity of the debt liability to which they relate. As of June 30, 2017, $4.3 million of deferred debt issuance costs and discounts on notes payable remained on our consolidated statement of financial position and was comprised of $2.8 million of costs related to our CLOs, $1.4 million of costs related to our SBA Borrowings and $0.1 million of costs related to the GLC Trust 2013-2 Notes. As of December 31, 2016, $4.5 million of deferred debt issuance costs and discounts on notes payable remained on our consolidated statement of financial position and was comprised of $2.9 million of costs related to our CLOs, $1.5 million of costs related to our SBA Borrowings and $0.1 million of costs related to the GLC Trust 2013-2 Notes.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

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

GARS entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser, most recently amended and restated on May 3, 2017, which entitles the Investment Adviser to a base management fee and an incentive fee, both of which are described further below.

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

Advisory Fee Waivers

From October 1, 2016 through May 2, 2017, the Investment Adviser, in consultation with the Board, irrevocably waived any fees payable to the Investment Adviser under the third amended and restated investment advisory agreement, dated August 5, 2016, with respect to a calendar quarter in excess of the sum of (i) 0.375% per quarter (1.50% annualized) of the gross assets of the Company, excluding cash and cash equivalents but including assets purchased with borrowed funds, calculated based on the average carrying value of the gross assets of the Company at the end of the two most recently completed calendar quarters, (ii) 20% of pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, in excess of a “hurdle rate” of 1.75% per quarter (7.00% annualized) and (iii) in the case of the final calendar quarter of each year, the capital gains incentive fee.

Base Management Fee

Under the Fourth Amended and Restated Investment Advisory Agreement, effective May 3, 2017, the Investment Adviser is entitled to a base management fee for its services calculated at an annual rate of 1.50% of gross assets, excluding cash and cash equivalents, and cash and cash equivalents, restricted, but including assets purchased with borrowed funds. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper maturing within 270 days of purchase. Under the third amended and restated investment advisory agreement, the base management fee was calculated at an annual rate of 1.75% of gross assets, excluding cash and cash equivalents, and cash equivalents, restricted, but including assets purchased with borrowed funds.

The following table details our management fee expenses for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2017	2016	2017	2016
Management fees
Gross management fees	$1,438	$1,824	$3,049	$3,674
Management fees waived	(80)	-	(310)	-
Total management fees, net of waived fees	$1,358	$1,824	$2,739	$3,674

Management fees of $1.3 million and $0.1 million were payable as of June 30, 2017 and December 31, 2016, respectively, and are included in management fee payable on the consolidated statements of financial condition.

Incentive Fee Overview

Under the Investment Advisory Agreement, the Investment Adviser is entitled to an incentive fee consisting of two components and a cap and deferral mechanism. The two components are independent of each other, and may result in one component being payable even if the other is not.

Under the Fourth Amended and Restated Investment Advisory Agreement, the first component, which is income-based and payable quarterly in arrears, equals 20.00% of the amount, if any, that the Company’s pre-incentive fee net investment income exceeds a 1.75% quarterly (7.00% annualized) hurdle rate (the “Hurdle Rate”), subject to a “catch-up” provision measured at the end of each calendar quarter.

The operation of the first component of the incentive fee for each quarter is as follows:

•	no incentive fee will be payable to the Investment Adviser in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle Rate of 1.75%;

•	100% of the Company’s pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Rate but is less than 2.1875% in any calendar quarter (8.75% annualized) is payable to the Investment Adviser. We refer to this portion of the Company’s pre-incentive fee net investment income (which exceeds the Hurdle Rate but is less than 2.1875%) as the “catch-up.” The effect of the “catch-up” provision is that, if such pre-incentive fee net investment income exceeds 2.1875% in any calendar quarter, the Investment Adviser will receive 20% of such pre-incentive fee net investment income as if the Hurdle Rate did not apply; and

•	20% of the amount of such pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized) is payable to the Investment Adviser (once the Hurdle Rate is reached and the catch-up is achieved).

Under the third amended and restated investment advisory agreement, the first component of the incentive fee equaled 20.00% of the amount, if any, that the Company’s pre-incentive fee net investment income exceeded a 2.00% quarterly (8.00% annualized) hurdle rate, subject to a “catch-up” provision measured at the end of each calendar quarter.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

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

In addition, under U.S. GAAP, we are required to accrue a capital gains incentive fee based upon the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital gain and loss on investments held at the end of each period. If such amount is positive at the end of a period, then the Company will record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. There were no accrued capital gains incentive fees as of June 30, 2017 or December 31, 2016.

The Investment Advisory Agreement does not permit unrealized capital gains for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital gains, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement (as described above).

Incentive Fee Cap and Deferral Mechanism

We have structured the calculation of the incentive fees to include a fee limitation such that no incentive fee will be paid to our Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to our Investment Adviser for the period that includes such fiscal quarter and the 11 full preceding fiscal quarters (the “Incentive Fee Look-back Period”) would exceed 20.00% of our Cumulative Pre-Incentive Fee Net Return during the applicable Incentive Fee Look-back Period. The “Cumulative Pre-Incentive Fee Net Return” is defined as the sum of (1) pre-incentive fee net investment income, (2) cumulative realized capital gains/(losses), and (3) cumulative unrealized capital gains/(losses) for the Incentive Fee Look-back Period. Prior to April 1, 2016, the Incentive Fee Look-back Period consisted of fewer than 12 full fiscal quarters.

The following table provides a breakdown of our incentive fees for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2017	2016	2017	2016
Incentive fees
Income-based incentive fees	$918	$1,151	$1,118	$2,323
Capital gains-based incentive fees
Incentive fees subject to cap & deferral mechanism(1)	(918)	(1,151)	(1,118)	(2,323)
Total incentive fees	$-	$-	$-	$-

__________

(1)

As of June 30, 2017, the Investment Adviser had calculated an aggregate of $14.9 million of income-based incentive fees, since July 1, 2014, of which $8.6 million had been paid as of June 30, 2017. However, the Cumulative Pre-Incentive Fee Net Return has been decreased by the aggregate cumulative net realized and unrealized capital losses, as calculated under U.S. GAAP, experienced through the Incentive Fee Look-back Period. As a result, as of June 30, 2017, aggregate incentive fees payable to the Investment Adviser during the Incentive Fee Look-back Period were capped by the Incentive Fee Cap and Deferral Mechanism at $0.7 million (i.e., 20% of Cumulative Pre-Incentive Fee Net Return, during the Incentive Fee Look-back Period).

Due to the fact that there is no clawback of amounts previously paid to the Investment Adviser in accordance with the Investment Advisory Agreement, the Company has not recorded a receivable for the $7.9 million difference between amounts paid under the Investment Advisory Agreement in prior quarters and the Incentive Fee Cap based on the Company’s Cumulative Pre-Incentive Fee Net Return as of June 30, 2017.

The $7.9 million difference may be used to reduce future amounts earned by the Investment Adviser. However, as noted above, no incentive fee will be paid to the Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to our Investment Adviser for the Incentive Fee Look-back Period would exceed 20% of our Cumulative Pre-Incentive Fee Net Return during the applicable Incentive Fee Look-back Period. To the extent unrealized capital losses incurred as of June 30, 2017 are reversed within the applicable Incentive Fee Look-back Period, the corresponding increase in our Cumulative Pre-Incentive Fee Net Return may result in the Investment Adviser earning and being paid up to $6.3 million of income based incentive fees which are currently subject to the Incentive Fee Cap.

As of June 30, 2017, the Incentive Fee Look-back Period is in effect through June 30, 2020 and realized and unrealized capital gains and losses and pre-incentive net investment income earned through June 30, 2017 will cease to impact the Incentive Fee Cap and Deferral after this date.

The Investment Adviser earned aggregate incentive fees of $0.9 million and $1.1 million for the three and six months ended June 30, 2017. The Investment Adviser earned aggregate incentive fess of $1.2 million and $2.3 million for the three and six months ended June 30, 2016. However, none of the incentive fees earned for the three and six months ended June 30, 2017 and June 30, 2016 were payable due to the Incentive Fee Cap. In addition, no incentive fees were payable on the consolidated statements of financial condition as of June 30, 2017 and December 31, 2016 due to the Incentive Fee Cap.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

5. Related Party Transactions and Other Agreements – (continued)

Administration Agreement

GARS entered into an administration agreement, which was effective as of October 9, 2012 (the “Administration Agreement”), with GARS Administrator. Under the Administration Agreement, the GARS Administrator provides the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as the GARS Administrator, subject to review by the Board, from time to time determines to be necessary or useful to perform its obligations under the Administration Agreement. The GARS Administrator is responsible for the financial and other records that the Company is required to maintain and prepares reports to stockholders, and reports and other materials filed with the SEC. The GARS Administrator provides on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance. No managerial assistance was provided to any portfolio companies for the three and six months ended June 30, 2017 and June 30, 2016.

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

Administrator charges for the three and six months ended June 30, 2017 were $0.4 million and $0.6 million, respectively. Administrator charges for the three and six months ended June 30, 2016 were $0.4 million and $0.7 million, respectively. No charges were waived by the GARS Administrator for the three and six months ended June 30, 2017 and June 30, 2016. As of June 30, 2017, $0.1 million of administration fees were payable to the GARS Administrator. No administration fees were payable to the GARS Administrator as of December 31, 2016.

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

For the three and six months ended June 30, 2017, independent directors earned Directors’ Fees of $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2016, independent directors earned Directors’ Fees of $0.1 million and $0.2 million, respectively.  No Directors’ Fees were payable as of June 30, 2017 and December 31, 2016.

Affiliated Stockholders

As of both June 30, 2017 and December 31, 2016, Garrison Capital Fairchild I Ltd., Garrison Capital Fairchild II Ltd. and Garrison Capital Adviser Holdings MM LLC owned an aggregate of 789,910, or 4.9%, of the total outstanding shares of GARS common stock. As of June 30, 2017, the officers and directors of the Company owned an aggregate of 186,564, or 1.2%, of the total outstanding shares of GARS common stock. As of December 31, 2016, the officers and directors of the Company owned an aggregate of 140,471, or 0.9%, of the total outstanding shares of GARS common stock.

Other Agreements

Garrison Loan Agency Services LLC acts as the administrative and collateral agent for certain loans held by the Company. No fees were paid by the Company to Garrison Loan Agency Services LLC during the three and six months ended June 30, 2017 and June 30, 2016.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

6. Financial Highlights

The following table represents financial highlights for the Company for the six months ended June 30, 2017 and June 30, 2016:

	Six Months Ended	Six Months Ended
Per share data ($ in thousands, except share and per share amounts)	June 30, 2017	June 30, 2016
Net asset value per common share at beginning of period	$12.42	$13.98
Decrease in net assets from operations:
Net investment income	0.55	0.71
Net realized gain/(loss) on investments	0.04	(1.14)
Net unrealized (loss)/gain on investments	(0.70)	0.03
Net decrease in net assets from operations	(0.11)	(0.40)
Stockholder transactions
Repurchase of common stock	-	0.06
Distributions from net investment income	(0.56)	(0.70)
Total stockholder transactions	(0.56)	(0.64)
Net asset value per common share at end of period	$11.75	$12.94

Per share market value at beginning of period	$9.35	$12.17
Per share market value at end of period	8.26	10.06
Total book return (1)	(0.89)%	(2.36)%
Total market return (2)	(6.06)%	(11.55)%
Common shares outstanding at beginning of period	16,049,352	16,507,594
Common shares outstanding at end of period	16,049,352	16,091,392
Weighted average common shares outstanding	16,049,352	16,246,272
Net assets at beginning of period	$199,408	$230,710
Net assets at end of period	$188,507	$208,187
Average net assets (3)	$193,939	$222,900
Ratio of net expenses to average net assets (4)	9.54%	9.45%
Ratio of net investment income to average net assets (4)	9.05%	10.47%
Ratio of portfolio turnover to average investments at fair value (5)	19.87%	13.47%
Asset coverage ratio (6)	211.68%	203.20%
Average outstanding debt (7)	$203,364	$230,055
Average debt per common share	$12.67	$14.30

_________

(1)	Total book return equals the net increase of ending net asset value from operations plus the effect of repurchases of common stock over the net asset value per common share at the beginning of the period.
(2)	Based upon the change in market price per share during the period and takes into account distributions, if any, reinvested in accordance with our dividend reinvestment plan.
(3)	Calculated utilizing monthly net assets.
(4)	During the six months ended June 30, 2017, $1.1 million of income-based incentive fees were capped as a result of the Incentive Fee Cap and Deferral Mechanism and $0.3 million of management fees were irrevocably waived. Had these management and incentive fees been earned, the ratio of net investment income, to average net assets and the ratio of net expenses to average net assets would have been 7.74% and 10.85%, respectively.
(5)	Calculated based on monthly average investments at fair value.
(6)	In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. Based on the exemptive relief received from the SEC, our SBIC Borrowings are excluded from the Company’s asset coverage test calculation.
(7)	Calculated based on monthly average debt outstanding.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

7. Earnings per Share

The following table sets forth the computation of the net decrease in net assets per share resulting from operations, pursuant to FASB ASC 260, Earnings per Share, for the six months ended June 30, 2017 and June 30, 2016:

($ in thousands, except per share data)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net decrease in net asset resulting from operations	$(1,914)	$(6,579)
Basic weighted average shares outstanding	16,049,352	16,246,272
Basic loss per share/unit	$(0.11)	$(0.40)

8. Stockholders’ Equity

Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table reflects the cash distributions, including dividends and returns of capital per share, declared on common stock for the six months ended June 30, 2017 and June 30, 2016:

Record Dates ($ in thousands except per share data)	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
Six Months Ended June 30, 2017(1)
June 9, 2017	May 2, 2017	June 23, 2017	$4,492	$0.28
March 23, 2017	February 28, 2017	March 30, 2017	4,495	0.28
			$8,987	$0.56

__________

(1)	Does not include any return of capital for tax purposes.

Record Dates ($ in thousands except per share data)	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
Six Months Ended June 30, 2016(1)
June 10, 2016	May 2, 2016	June 24, 2016	$5,655	$0.35
March 8, 2016	February 24, 2016	March 28, 2016	5,685	0.35
			$11,340	$0.70

__________

(1)	Does not include any return of capital for tax purposes.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

Dividend Reinvestment Plan

The Company adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if the Board declares a cash dividend or other distribution, then our stockholders who have not ‘opted out’ of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, which may be newly issued shares or shares acquired by American Stock Transfer & Trust Company, LLC (“AST”), the transfer and dividend paying agent and registrar to GARS, through open-market purchases, rather than receiving the cash distribution. As of June 30, 2017 and December 31, 2016, no new shares were issued pursuant to the dividend reinvestment plan.

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

	Six Months Ended	Year Ended
($ in thousands, except per share data)	June 30, 2017	December 31, 2016
Dollar amount repurchased	$-	$5,041
Shares repurchased	-	458,242
Average price per share	$-	$11.00
Weighted average discount to net asset value	-	(20.14)%

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2017

9. Commitments and Contingencies

The Company had outstanding commitments to fund investments totaling $4.6 million and $4.8 million under various undrawn revolvers and other credit facilities as of June 30, 2017 and December 31, 2016, respectively.

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

	Six Months Ended June 30, 2017
	Fair value at	Purchases	Redemptions	Sales	Transfer in (out)	Discount	Net unrealized	Fair value at	Net realized	Interest and	Dividend
Portfolio Company ($ in thousands)	December 31, 2016	(cost)	(cost)	(cost)	(cost)	accretion	losses	June 30, 2017	gains / (losses)	fee income	income
Non-control affiliate investments
Speed Commerce Operating Company LLC(1)	$3,103	$148	$-	$-	$-	$-	$(3,251)	$-	$-	$148	$-
Speed Commerce Investment Partners LLC	-	-	-	-	-	-	-	-	-	-	-
Total non-control affiliate investments	$3,103	$148	$-	$-	$-	$-	$(3,251)	$-	$-	$148	$-

__________

(1)	Comprised of two investments, including the Closing Date Term Loan and Delayed Draw Term Loan.

11. Subsequent Events

There have been no events since June 30, 2017 that require recognition or disclosure in the consolidated financial statements.

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

As of June 30, 2017, we held investments in 62 portfolio companies with a fair value of $359.9 million, including investments in 45 portfolio companies held through the 2016-2 CLO. The investments held by the 2016-2 CLO as of June 30, 2017 consisted of senior secured loans fair valued at $267.6 million and related indebtedness of $167.0 million. The loans held by the 2016-2 CLO (held at fair value), together with cash and other assets held by the CLO, equaled approximately $281.9 million as of June 30, 2017. As of June 30, 2017, our portfolio had an average investment size of approximately $5.7 million, a weighted average yield on debt investments of 10.2% and a weighted average contractual maturity of 36 months. Weighted average yield is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

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

Recent Developments

On August 1, 2017 the board of directors (the “Board”) approved a distribution in the amount of $4.5 million, or $0.28 a share, which will be paid on September 22, 2017 to stockholders of record as of September 8, 2017.

Consolidated Results of Operations

The results of operations described below may not be indicative of the results we report in future periods. Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized gains and losses. As a result, quarterly comparisons of net income may not be meaningful.

Consolidated operating results for the three and six months ended June 30, 2017 and June 30, 2016 are as follows:

	Three Months Ended	Three Months Ended	Three Months	Six Months Ended	Six Months Ended	Six Months
($ in thousands, except per share data)	June 30, 2017	June 30, 2016	Variance	June 30, 2017	June 30, 2016	Variance

Net investment income	$4,587	$5,750	$(1,163)	$8,774	$11,612	$(2,838)
Total investment income	9,034	11,137	(2,103)	18,028	22,193	(4,165)
Total expenses	4,447	5,387	(940)	9,254	10,581	(1,327)
Net realized gain/(loss) on investments	399	(18,315)	18,714	603	(18,410)	19,013
Net change in unrealized (loss)/gain on investments	(2,911)	8,681	(11,592)	(11,291)	219	(11,510)
Net increase/(decrease) in net assets resulting from operations	2,075	(3,884)	5,959	(1,914)	(6,579)	4,663

Net investment income per share	0.29	0.36	(0.07)	0.55	0.71	(0.16)
Net realized/unrealized loss from investments per share	(0.16)	(0.60)	0.44	(0.66)	(1.11)	0.45
Net earnings/(loss) per share	0.13	(0.24)	0.37	(0.11)	(0.40)	0.29
Net asset value per share	11.75	12.94	(1.19)	11.75	12.94	(1.19)

Net Investment Income

Net investment income for the three and six months ended June 30, 2017 was $4.6 million and $8.8 million, respectively. Net investment income for the three and six months ended June 30, 2016 was $5.8 million and $11.6 million, respectively. As described below under “Investment Income” and “Expenses” net investment income decreased by $1.2 million for the three months ended June 30, 2017 from the three months ended June 30, 2016, and $2.8 million for the six months ended June 30, 2017 from the six months ended June 30, 2016, respectively.

Investment Income

Investment income for the three and six months ended June 30, 2017 was $9.0 million and $18.0 million, respectively. Investment income for the three and six months ended June 30, 2016 was $11.1 million and $22.2 million, respectively. Investment income decreased by $2.1 million for the three months ended June 30, 2017 from the three months ended June 30, 2016 due to a decrease in interest income in the amount of $2.4 million offset by an increase in other income of $0.3 million. The decrease in interest income was largely driven by our non-performing assets and lower investment yields during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase in other income was primarily driven by prepayment fees recognized during the three months ended June 30, 2017. Investment income decreased by $4.2 million for the six months ended June 30, 2017 from the six months ended June 30, 2016 due to a decrease in interest income in the amount of $4.8 million offset by an increase in other income of $0.6 million. The decrease in interest income was largely driven by our non-performing assets and lower investment yields during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase in other income was primarily driven by prepayment fees recognized during the six months ended June 30, 2017.

Expenses

Total expenses for the three and six months ended June 30, 2017 were $4.4 million and $9.3 million, respectively. Total expenses for the three and six months ended June 30, 2016 were $5.4 million and $10.6 million, respectively.

The following table summarizes our expenses for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended	Three Months Ended	Three Months	Six Months Ended	Six Months Ended	Six Months
($ in thousands)	June 30, 2017	June 30, 2016	Variance	June 30, 2017	June 30, 2016	Variance
Interest Expense	$2,152	$2,078	$74	$4,262	$4,086	$176
Management fee (net of waivers)	1,358	1,824	(466)	2,739	3,674	(935)
Professional fees	22	336	(314)	342	722	(380)
Directors' fees	77	107	(30)	159	214	(55)
Administrator expenses	365	445	(80)	589	714	(125)
Other expenses	473	597	(124)	1,163	1,171	(8)
Total expenses	$4,447	$5,387	$(940)	$9,254	$10,581	$(1,327)

Interest expense increased $0.1 million and $0.2 million for the three and six months ended June 30, 2017, respectively, from the three and six months ended June 30, 2016, primarily due to an increase in the average effective interest rate on debt outstanding. As of June 30, 2017 and June 30, 2016, the weighted average effective interest rate for total debt outstanding was 4.16% and 3.39%, respectively.

Management fees decreased by $0.5 million and $0.9 million for the three and six months ended June 30, 2017, respectively, from the three and six months ended June 30, 2016, primarily due to a reduction in our base management fee rate and the irrevocable waiver of certain fees during the three and six months ended June 30, 2017. Refer to Note 5 of our consolidated financial statements for additional disclosures regarding fee waivers.

Professional fees decreased by $0.3 million and $0.4 million for the three and six months ended June 30, 2017, respectively, from the three and six months ended June 30, 2016, primarily driven by lower consulting and legal fees.

Net Realized (Loss)/Gain and Unrealized (Loss)/Gain on Investments

Net realized gains on investments of $0.4 million for the three months ended June 30, 2017 were primarily driven by the partial and full repayments of portfolio investments.

Net realized gains on investments of $0.6 million for the six months ended June 30, 2017 were primarily driven by $0.8 million of gains from the partial and full repayments of portfolio investments, offset by $0.2 million of chargeoffs in the GLC Trust 2013-2’s consumer loan portfolio.

We realized a net loss on investments of $18.3 million and $18.4 million for the three and six months ended June 30, 2016, respectively.

Net realized losses on investments for the three months ended June 30, 2016 were primarily driven by a $12.6 million loss on Speed Commerce, Inc., a $5.8 million loss on Forest Park Medical Center at Fort Worth and $0.3 million of chargeoffs in the GLC Trust 2013-2’s consumer loan portfolio. This was partially offset by a $0.3 million gain on Ellman International, Inc. and $0.1 million of gains from repayments and sales of other portfolio investments.

Net realized losses on investments for the six months ended June 30, 2016 were primarily driven by a $12.6 million loss on Speed Commerce, Inc., a $5.8 million loss on Forest Park Medical Center at Fort Worth and $0.7 million of chargeoffs in the GLC Trust 2013-2’s consumer loan portfolio. This was partially offset by a $0.3 million gain on Ellman International, Inc. and $0.4 million of gains from repayments and sales of other portfolio investments.

For the three and six months ended June 30, 2017, the net change in unrealized loss on investments was $2.9 million and $11.3 million, respectively.

The net change in unrealized loss for the three months ended June 30, 2017 of $2.9 million was driven primarily by a reduction in the expected recoveries on our investments in Badlands Production Company and Walnut Hill Physicians Hospital of $1.7 million and $1.0 million, respectively. In addition, there was $0.2 million of aggregate negative fair value adjustments across various other portfolio investments.

The net change in unrealized loss for the six months ended June 30, 2017 of $11.3 million was driven primarily by negative fair value adjustments on our investments in Walnut Hill Physicians Hospital, Speed Commerce Operating Company, Badlands Production Company and Forest Park Medical Center at San Antonio investments in the amounts of $4.4 million, $3.3 million, $2.7 million and $1.0 million, respectively. These fair value adjustments were the result of decreases in our expected recoveries on these investments and were offset by an aggregate $0.1 million of positive fair value adjustments across our remaining portfolio.

For the three and six months ended June 30, 2016, the net change in unrealized gain on investments was $8.7 million and $0.2 million, respectively.

The net change in unrealized gain for the three months ended June 30, 2016 was driven primarily by the reversal of prior period unrealized losses on the Speed Commerce, Inc. and Forest Park Medical Center at Fort Worth investments in the amounts of $11.1 million and $5.3 million, respectively. In addition, we recognized positive fair value adjustments of $0.6 million and $0.5 million on our syndicated credits and on our GLC Trust 2013-2’s consumer loan portfolio, respectively. This was offset by $7.1 million of negative credit-related adjustments on our investments in BFN Operations LLC, SC Academy Holdings, Inc., and Forest Park Medical Center at San Antonio and a $1.7 million of negative market-related markdowns on our preferred equity investment in Prosper Marketplace.

The net change in unrealized gain for the six months ended June 30, 2016 was driven primarily by the reversal of prior period unrealized losses on the Speed Commerce, Inc. and Forest Park Medical Center at Fort Worth investments in the amounts of $9.8 million and $1.7 million, respectively. This was offset by $9.0 million of negative credit-related adjustments on our investments in BFN Operations LLC, SC Academy Holdings, Inc., and Forest Park Medical Center at San Antonio and a net $2.3 million of negative market-related adjustments. These market-related adjustments were primarily driven by our preferred equity investment in Prosper Marketplace and our syndicated loan credits.

Net Increase/(Decrease) in Net Assets from Operations

We had a net asset value per common share outstanding on June 30, 2017 of $11.75. We had a net asset value per common share outstanding on December 31, 2016 of $12.42.

Based on basic weighted average shares outstanding of 16,049,352, the net decrease in net assets from operations per share for the six months ended June 30, 2017 was $0.11. This decrease was primarily driven by net change in unrealized losses from investments during the six months ended June 30, 2017.

Based on basic weighted average shares outstanding of 16,246,272, the net decrease in net assets from operations per share for the six months ended June 30, 2016 was $0.40.

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

As of June 30, 2017 and December 31, 2016, we had cash of $22.1 million and $10.4 million, respectively. Also, as of June 30, 2017 and December 31, 2016, we had restricted cash of $13.4 million and $12.6 million, respectively.

In addition to proceeds from public and private offerings of our debt and equity securities, we have identified eight portfolio companies with a total par value of $29.3 million and a fair value of $29.0 million which we view as transitory investments. Transitory investments are generally those investments that we view as an additional source of liquidity that we are able to sell in order to fund investments that fit our core investment strategy. These transitory investments are generally at the lower end of our target portfolio yield range.

Our primary use of funds from operations includes investments in portfolio companies, cash distributions to holders of our common stock, payments of interest on our debt, and payments of fees and other operating expenses we incur. We believe that our existing cash and cash equivalents, available borrowings and our transitory portfolio as of June 30, 2017 will be sufficient to fund our anticipated funding requirements through at least June 30, 2018.

On May 2, 2017 the Board approved a distribution in the amount of $4.5 million, or $0.28 a share, which was paid on June 23, 2017 to stockholders of record as of June 9, 2017.

During the six months ended June 30, 2017, cash increased by $11.7 million as a result of net cash provided by operating activities of $24.0 million, offset by net cash used in financing activities in the amount of $12.2 million.

During the six months ended June 30, 2017, cash provided by operating activities resulted mainly from an increase in our due to counterparties of $5.1 million, net investment income of $4.6 million and the net repayments of investments in the amount of $6.7 million. Net cash used in financing activities resulted from cash distributions in the amount of $9.0 million and repayment of the GLC Trust 2013-2 Class A notes in the amount of $3.3 million.

During the six months ended June 30, 2016, cash decreased by $6.8 million as a result of net cash used by financing activities in the amount of $18.9 million offset by net cash provided by operating activities of $12.1 million.

During the six months ended June 30, 2016, cash provided by operating activities resulted mainly from net investment income in the amount of $5.8 million, repayments and sales of investments in the amount of $28.7 million and $27.0 million, respectively, offset by purchases of investments of $61.8 million and realized losses from investments in the amount of $18.4 million. Net cash used in financing activities resulted from cash distributions in the amount of $11.3 million, repurchases of common stock in the amount of $4.6 million, repayment of the GLC Trust 2013-2 Class A notes in the amount of $6.3 million, debt issuance costs of $0.2 million and repayment of the senior secured revolving notes in the amount of $3.9 million, offset by proceeds from the Garrison SBIC borrowings in the amount of $7.4 million.

As of June 30, 2017 and December 31, 2016, we had $4.6 million and $4.8 million, respectively, of unfunded commitments with a negative fair value of $0.1 million and $0.1 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2017 and December 31, 2016, respectively, subject to the terms of each loan’s respective credit agreement.

Subject to leverage and borrowing base restrictions, as of both June 30, 2017 and December 31, 2016, we had approximately $19.7 million available for additional borrowings under our senior secured revolving notes of the 2016-2 CLO, $33.0 million of available small business investment company, or SBIC, leverage and no available borrowings under the GLC Trust 2013-2 Revolver.

Portfolio Composition and Select Portfolio Information

As of June 30, 2017, we held investments in 62 portfolio companies with a fair value of $359.9 million. As of June 30, 2017, our portfolio had an average investment size of approximately $5.7 million, a weighted average yield on debt investments of 10.2% and a weighted average contractual maturity of 36 months.

The following table shows select information of our portfolio for the periods from June 30, 2017 to June 30, 2016.

Portfolio characteristics ($ in millions, % based on fair market value)*	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Total fair market value	$359.9	$358.7	$376.7	$400.9	$404.6
Number of portfolio companies	60	61	57	62	61
Average investment size (1)	$5.7	$5.7	$6.2	$5.9	$6.0
Weighted average yield (2)	10.2%	10.8%	10.9%	11.2%	11.2%
Weighted average price (1)	92.2	92.9	95.0	95.3	96.1
First lien	97.4%	97.1%	96.6%	93.9%	93.2%
Second lien & mezzanine/subordinated	-%	-%	-%	1.9%	1.9%
Consumer loans	1.0%	1.3%	1.8%	2.2%	2.9%
Equity & other	1.6%	1.6%	1.6%	2.0%	2.0%
Core	91.8%	93.5%	97.3%	93.9%	94.1%
Transitory	8.2%	6.5%	2.7%	6.1%	5.9%
Originated (3)	47.6%	52.6%	53.0%	57.0%	57.8%
Club (4)	21.0%	18.8%	27.0%	25.8%	26.3%
Purchased	31.4%	28.6%	20.0%	17.2%	15.9%
Floating (1)	99.0%	98.9%	96.8%	94.9%	94.7%
Fixed (1)	1.0%	1.1%	3.2%	5.1%	5.3%
Performing	96.7%	97.1%	97.5%	99.3%	98.8%
Non-accrual	3.3%	2.9%	2.5%	0.7%	1.2%
Weighted average debt/EBITDA (1) (2) (5)	3.8	x	3.7	x	3.6	x	3.7	x	3.7	x
Weighted average risk rating(1)	2.7	2.6	2.5	2.6	2.5

__________

(1)	Excludes consumer loans and equity investments.
(2)	Excludes investments with a risk rating of 4, unfunded revolvers, non-accrual investments and equity investments.
(3)	Originated positions include investments where we have sourced and led the execution of the deal.
(4)	Club positions include investments where we provided direct lending to a borrower with one or two other lenders but did not lead the deal.
(5)	Excludes non-operating portfolio companies, which we define as those loans collateralized by proved developed producing value, or PDP, real estate or other hard assets. PDPs are proven revenues that can be produced with existing wells. As of June 30, 2017, non-operating portfolio companies with an aggregate $52.4 million of par value and $30.4 million of fair value were excluded.

* Table excludes positions with a fair market value of zero.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2017 and December 31, 2016, we had $4.6 million and $4.8 million of outstanding commitments to fund such investments, respectively. As of June 30, 2017 and December 31, 2016, we had $35.5 million and $22.9 million of cash and restricted cash, respectively.

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

The following table shows the distribution of our investments on the 1 to 4 investment risk scale at fair value, excluding our interest in GLC Trust 2013-2 and equity investments, as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017		As of December 31, 2016
($ in thousands)	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Risk Rating 1	$16,871	4.8%	$34,695	9.5%
Risk Rating 2	129,890	37.0	152,762	42.0
Risk Rating 3	191,659	54.7	163,854	45.0
Risk Rating 4	12,215	3.5	12,649	3.5
	$350,635	100.0%	$363,960	100.0%

The weighted average risk rating of the portfolio increased to 2.7 as of June 30, 2017 from 2.5 as December 31, 2016 as a result of the repayments of investments with a risk rating of one.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2017 is as follows:

	Payments Due by Period
($ in thousands)	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
2016-2 CLO Facility	$-	$-	$-	$167,000	$167,000
GLC Trust 2013-2 Class A Note	-	-	1,793	-	1,793
SBIC Borrowings	-	-	-	37,000	37,000
Total contractual obligations	$-	$-	$1,793	$204,000	$205,793

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

•

From October 1, 2016 through May 2, 2017, the Investment Adviser, in consultation with our Board, irrevocably waived any fees payable to the Investment Adviser under the Investment Advisory Agreement with respect to a calendar quarter in excess of the sum of (i) 0.375% per quarter (1.50% annualized) of our gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds, calculated based on the average carrying value of our gross assets at the end of the two most recently completed calendar quarters, (ii) 20% of pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, in excess of a “hurdle rate” of 1.75% per quarter (7.00% annualized) and (iii) in the case of the final calendar quarter of each year, the capital gains incentive fee.

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

As a result, GARS has consolidated the results of Garrison Funding 2013-2 Manager, LLC, Garrison Funding 2013-2 Ltd., Garrison Funding 2016-2 Ltd., Garrison Capital SBIC, LP, GLC Trust 2013-2 and a series of limited liability companies that GARS created primarily to provide specific tax treatment for the minority equity and other investments held in these limited liability companies.

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

Our investments include debt investments (both funded and unfunded), preferred and minority common equity investments of diversified companies (“Equity”) and a portfolio of unsecured small balance consumer loans (“Financial Assets”). Due to the nature of the Company’s strategy, the Company’s portfolio is primarily comprised of relatively illiquid investments that are privately held. Inputs into the determination of fair value of the Company’s portfolio investments require significant management judgment or estimation. This means that the Company’s portfolio valuations are based on unobservable inputs and the Investment Adviser’s own assumptions about how market participants would price the asset or liability in question. Valuations of privately held investments are inherently uncertain and they may fluctuate over short periods of time and may be based on estimates. The determination of fair value by the Board may differ materially from the values that would have been used if a ready market for these investments existed.

Net assets could be materially affected if the determinations regarding the fair value of the investments were materially higher or lower than the values that are ultimately realized upon the disposal of such investments.

Valuation of Investments

The following is a description of the different valuation techniques utilized by the Company.

Debt and Equity Investments

Bid quotations – Certain of the Company’s debt investments are publicly traded instruments for which quoted market prices are not readily available. The fair value of these investments may be determined based on bid quotations from unaffiliated market makers or independent third-party pricing services or the price activity of comparable instruments. The Company will generally supplement the bid quotations for these investments by also performing a comparable yield approach outlined below.

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

Financial Assets

Discounted cash flows – This valuation technique determines the fair value of an investment by projecting the expected cash flows based on contractual terms calculating the present value of such cash flows as of the valuation date using a discount rate.

Valuation Process

The Board is responsible for determining the fair value of the Company’s assets in good faith using a documented valuation policy and consistently applied valuation process. The valuation process is a multi-step process conducted at the end of each fiscal quarter as described below:

•	The Company’s valuation process begins with each portfolio company or investment being initially valued by investment professionals of the Investment Adviser responsible for credit monitoring.

•	At least once annually, the valuation for each portfolio investment that does not have a readily available quotation is reviewed by an independent valuation firm, subject to the de minimis exception as more fully described below.

•	Preliminary valuation conclusions are then documented, compared to the range of prices provided by an independent valuation firm where applicable, and discussed with our senior management and the Investment Adviser.

•	The Investment Adviser submits these preliminary valuations to the Valuation Committee of the Board.

•	The Board discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith.

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

The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. As of June 30, 2017, the Company had investments in five portfolio companies that were placed on non-accrual status. As of December 31, 2016, the Company had investments in two portfolio companies that were placed on non-accrual status.

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

Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend or distribution is determined by our Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

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

Assuming that the interim and unaudited consolidated statement of financial condition as of June 30, 2017 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	(Decrease)/increase	(Decrease)/increase	Net (decrease)/increase
Change in interest rates ($ in thousands)	in interest income	in interest expense	in investment income
Down 25 basis points	$(453)	$(355)	$(98)
Up 50 basis points	1,947	891	1,056
Up 100 basis points	3,575	1,601	1,974
Up 200 basis points	6,850	3,021	3,829
Up 300 basis points	10,161	4,441	5,720

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

EXHIBIT INDEX

Number	Description
10.1	Fourth Amended and Restated Investment Advisory Agreement between the Registrant and Garrison Capital Advisers LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on May 9, 2017).
31.1*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	GLC Trust 2013-2 Consumer Loan Pool Schedule of Investments.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Garrison Capital Inc.

Dated: August 8, 2017	By	/s/ Joseph Tansey

Joseph Tansey
Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2017	By	/s/ Brian Chase

Brian Chase
Chief Financial Officer
(Principal Financial and Accounting Officer)

