Form 10-Q
period 2017-09-30
Garrison Capital Inc.
filed 2017-11-07
CIK 1509892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

As of November 3, 2017 the Registrant had 16,049,352 shares of common stock, $0.001 par value, outstanding.

i

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Financial Condition

($ in thousands, except share and per share amounts)

Part I. Financial Information

Item 1. Financial Statements

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Cash	$14,708	$10,378
Restricted cash	14,566	12,568
Due from counterparties	95	2,083
Investments, at fair value
Non-control/non-affiliate investments (amortized cost of $380,576 and $387,265, respectively)	359,139	373,601
Non-control/affiliate investments (amortized cost of $4,944 and $4,796, respectively)	-	3,103
Accrued interest receivable	2,736	3,387
Other assets	1,504	1,427
Total assets	$392,748	$406,547

Liabilities
Management fee payable (Note 5)	$1,374	$42
Administrator fee payable (Note 5)	214	-
Senior secured revolving note (Note 4)	-	-
Senior secured term notes (Note 4)	164,460	164,308
SBIC borrowings (Note 4)	35,931	35,851
GLC Trust 2013-2 Class A note (Note 4)	801	4,953
Interest payable	915	1,089
Accrued expenses and other payables	618	896
Total liabilities	$204,313	$207,139

Commitments and contingencies (Note 9)

Net assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 16,758,779 shares issued and 16,049,352 shares outstanding as of both September 30, 2017 and December 31, 2016	$17	$17
Paid-in-capital in excess of par	249,148	249,148
Underdistributed net investment income	4,643	5,165
Accumulated net realized loss from investments	(38,992)	(39,565)
Net unrealized loss from investments	(26,381)	(15,357)
Total net assets	188,435	199,408
Total liabilities and net assets	$392,748	$406,547

Shares of common stock outstanding	16,049,352	16,049,352
Net asset value per share	$11.74	$12.42

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

September 30, 2017 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Common Equity
Building Products
Valterra Products Holdings, LLC, Class A	N/A	N/A	N/A	N/A	185,847	$186	$838	0.44%
Valterra Products Holdings, LLC, Class B	N/A	N/A	N/A	N/A	20,650	21	93	0.05
						207	931	0.49

Commercial Services and Supplies
Faraday Holdings, LLC, Common	N/A	N/A	N/A	N/A	2,752	140	320	0.17
						140	320	0.17

Healthcare Equipment and Services
Juniper TGX Investment Partners, LLC, Common	N/A	N/A	N/A	N/A	3,146	671	1,394	0.74
						671	1,394	0.74

Household Products and Durables
Oneida Group Inc. (fka Everyware Global, Inc.), Common	N/A	N/A	N/A	N/A	242,035	2,714	1,815	0.96
						2,714	1,815	0.96

Transportation Services
EZE Trucking, LLC, Common	N/A	N/A	N/A	N/A	2,898	268	—	—
						268	—	—

Total Common Equity						$4,000	$4,460	2.36%

Preferred Equity
Diversified Financial Services
Prosper Marketplace Series B Preferred Stock⁽¹⁾⁽²⁾	N/A	N/A	N/A	N/A	912,865	$551	$640	0.34%
						551	640	0.34

Total Preferred Equity						$551	$640	0.34%

Debt Investments
Aerospace and Defense
AbelConn, LLC (Atrenne Computing), Term Loan*	1.33%	8.50%	9.83%	7/17/2019	8,452	$8,391	$8,452	4.49%
						8,391	8,452	4.49

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

September 30, 2017 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Air Freight and Logistics
Gruden Acquisition, Inc., Term Loan (First Lien)*	1.33%	5.50%	6.83%	8/18/2022	1,965	$1,937	$1,934	1.03%
MXD Group, Inc. (fka Exel Direct Inc.), Term Loan*⁽³⁾	1.25%	14.00%	15.25% PIK	5/31/2018	16,296	16,193	15,313	8.13
Raymond Express International, LLC, Revolver*	1.75%	7.75%	9.50%	2/28/2018	40	40	40	0.02
Raymond Express International, LLC, Term Loan*	1.75%	7.75%	9.50%	2/28/2018	385	385	231	0.12
						18,555	17,518	9.30

Auto Components
Challenge Mfg. Company, LLC, Term Loan B*	1.24%	7.00%	8.24%	4/20/2022	8,775	8,673	8,671	4.60
FRAM Group Holdings Inc. (Autoparts Holdings), Term Loan*	1.24%	6.75%	7.99%	12/23/2021	8,663	8,516	8,727	4.63
						17,189	17,398	9.23

Building Products
ShelterLogic Corp., Term Loan*	1.24%	9.50%	10.74%	7/30/2019	9,475	9,405	9,475	5.03
						9,405	9,475	5.03

Chemicals
Aristech Surfaces LLC, Term Loan B*	1.25%	7.00%	8.25%	10/17/2019	9,469	9,401	9,385	4.98
Profusion Industries, LLC, Term Loan*	1.25%	10.25%	11.50%	6/19/2020	9,399	9,297	9,305	4.94
						18,698	18,690	9.92

Commercial Services and Supplies
Del Mar Recovery Solutions, Inc., Revolver*	1.24%	8.50%	9.74%	6/27/2021	495	495	489	0.26
Del Mar Recovery Solutions, Inc., Term Loan**	1.24%	8.50%	9.74%	6/27/2021	8,056	7,951	7,951	4.22
Interior Specialists, Inc., Term Loan*	1.25%	8.00%	9.25%	6/30/2020	9,884	9,776	9,884	5.25
VIP Cinema Holdings, Inc., Term Loan*	1.34%	6.00%	7.34%	3/1/2023	1,544	1,537	1,553	0.82
						19,759	19,877	10.55

Diversified Financial Services
PlanMember Financial Corporation, Term Loan*⁽¹⁾	1.50%	6.50%	8.00%	12/31/2020	1,098	1,086	1,098	0.58
						1,086	1,098	0.58

Diversified Telecommunication Services
Onvoy, LLC, Term Loan*	1.33%	4.50%	5.83%	2/10/2024	3,022	3,012	3,016	1.60
U.S. Telepacific Corp., Term Loan B*	1.32%	5.00%	6.32%	5/2/2023	5,982	5,927	5,819	3.09
						8,939	8,835	4.69

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

September 30, 2017 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Food Products
Diamond Crystal Brands, Inc., Term Loan**	1.34%	7.75%	9.09%	7/29/2021	5,460	$5,417	$5,460	2.90%
Gold Coast Bakeries, LLC, Term Loan**⁽⁴⁾	1.24%	6.24%	7.48%	9/27/2022	6,729	6,612	6,612	3.51
Specialty Bakers LLC, Term Loan*⁽⁴⁾	1.24%	7.93%	9.17%	8/7/2019	9,539	9,462	9,443	5.01
						21,491	21,515	11.42

Healthcare Equipment and Services
ActivStyle, Inc., Term Loan**	1.31%	9.00%	10.31%	7/9/2020	8,439	8,358	8,439	4.48
Aurora Diagnostics, LLC, Delayed Draw Term Loan*	1.32%	7.13%	8.45%	7/31/2019	850	848	850	0.45
Aurora Diagnostics, LLC, Delayed Draw Term Loan B*	1.32%	7.13%	8.45%	7/31/2019	598	596	598	0.32
Aurora Diagnostics, LLC, Delayed Draw Term Loan C*	1.30%	7.13%	8.43%	7/31/2019	396	404	396	0.21
Aurora Diagnostics, LLC, Revolver*	1.33%	7.13%	8.46%	7/31/2019	544	544	544	0.29
Aurora Diagnostics, LLC, Term Loan*	1.32%	7.13%	8.45%	7/31/2019	5,417	5,396	5,417	2.87
Forest Park Medical Center at San Antonio, LLC, Lease⁽⁵⁾	N/A	13.00%	13.00%	2/11/2020	8,982	8,832	1,435	0.76
Forest Park Medical Center at San Antonio, LLC, Term Loan⁽⁵⁾	N/A	14.00%	14.00%	On Demand	1,951	1,914	312	0.17
RCS Management Corporation (SMS), Term Loan B**	1.23%	10.50%	11.73%	7/29/2018	9,500	9,422	9,421	5.00
Theragenics Corporation, Term Loan**	1.34%	12.00%	13.34%	12/23/2020	8,333	8,257	8,333	4.42
Walnut Hill Physicians' Hospital, LLC, Term Loan⁽⁵⁾	N/A	12.50%	12.50%	4/30/2019	6,688	6,688	2,341	1.24
						51,259	38,086	20.21
Hotels, Restaurants and Leisure
AP Gaming I, LLC, Term Loan*	1.24%	5.50%	6.74%	2/15/2024	9,975	9,951	10,137	5.38
HRI Holding Corp. (Houlihans Restaurants), Term Loan*⁽⁴⁾	1.34%	7.91%	9.25%	12/17/2020	6,769	6,679	6,688	3.55
						16,630	16,825	8.93

Household Products and Durables
Brown Jordan International Inc., Term Loan*	1.33%	5.00%	6.33%	1/31/2023	5,908	5,866	5,908	3.14
CR Brands, Inc., Term Loan*⁽³⁾	1.24%	11.25%	12.49% PIK	12/31/2017	9,587	9,574	9,586	5.09
Lexmark Carpet Mills, Inc., Term Loan*	1.30%	11.00%	12.30%	12/19/2019	8,846	8,748	8,747	4.64
NBG Acquisition Inc., Term Loan*	1.41%	5.50%	6.91%	4/26/2024	5,358	5,279	5,305	2.82
University Furnishings, L.P., Term Loan B**⁽⁴⁾	1.24%	7.41%	8.65%	12/17/2020	7,102	7,024	7,102	3.77
						36,491	36,648	19.46

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

September 30, 2017 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Internet Software and Services
Aptos, Inc., Term Loan B*	1.33%	6.75%	8.08%	9/1/2022	8,910	$8,764	$8,764	4.65%
ASG Technologies Group, Inc., Term Loan*	1.31%	4.75%	6.06%	7/31/2024	1,395	1,388	1,409	0.75
Dodge Data & Analytics LLC, Term Loan*	1.31%	8.75%	10.06%	10/31/2019	8,761	8,691	8,687	4.61
Emtec Global Services Holdings, LLC, Revolver⁽³⁾	1.24%	8.25% Cash + 4.00% PIK	13.49%	11/30/2020	348	348	348	0.18
Emtec Global Services Holdings, LLC, Term Loan**⁽³⁾	1.24%	8.25% Cash + 4.00% PIK	13.49%	11/30/2020	2,937	2,913	2,647	1.40
Exela Intermediate LLC, Term Loan*⁽¹⁾	1.30%	7.50%	8.80%	7/12/2023	5,165	5,066	5,103	2.71
Lionbridge Technologies, Inc., Term Loan*	1.24%	5.50%	6.74%	2/28/2024	1,422	1,416	1,417	0.75
Vero Parent, Inc. (fka Syncsort Incorporated), Term Loan B*	1.31%	5.00%	6.31%	8/16/2024	6,333	6,271	6,270	3.33
						34,857	34,645	18.38

Leisure Products
Bass Pro Group, LLC, Initial Term Loan*	1.30%	5.00%	6.30%	12/15/2023	5,750	5,711	5,410	2.87
Confluence Outdoor, LLC, Delayed Draw Term Loan*	1.24%	8.75%	9.99%	4/18/2019	999	993	989	0.52
Confluence Outdoor, LLC, Term Loan*	1.24%	8.75%	9.99%	4/18/2019	6,657	6,621	6,590	3.50
Kranos Acquisition Corp., Term Loan*	1.25%	10.00%	11.25%	4/30/2018	7,506	7,516	7,431	3.94
Playpower, Inc., Initial Term Loan (First Lien)*	1.33%	4.75%	6.08%	6/23/2021	960	963	964	0.51
						21,804	21,384	11.34

Machinery
Texas Hydraulics Holding, Inc., Term Loan**⁽⁴⁾	1.24%	9.64%	10.88%	2/17/2021	8,200	8,089	8,200	4.35
						8,089	8,200	4.35

Media
Project Sunshine IV Pty Ltd, 2017 Incremental Term Loan*⁽¹⁾	1.24%	7.00%	8.24%	8/22/2022	8,949	8,888	9,000	4.78
						8,888	9,000	4.78

Metals and Mining
Metal Services LLC (Phoenix), New Term Loans*	1.33%	7.50%	8.83%	6/30/2019	6,034	5,986	6,087	3.23
						5,986	6,087	3.23

Retailing
Sears Holdings Corporation, Term Loan*⁽¹⁾	1.23%	7.50%	8.73%	7/20/2020	1,218	1,194	1,226	0.65
Western Convenience Stores, Inc., Term Loan*	1.24%	11.00%	12.24%	9/1/2019	9,000	8,827	8,820	4.68
						10,021	10,046	5.33

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

September 30, 2017 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Oil, Gas and Consumable Fuels
Badlands Production Company (fka Gasco), Term Loan⁽⁵⁾	1.00%	17.50%	18.50%	5/14/2018	10,500	$10,421	$3,594	1.91%
Diversified Gas & Oil Corporation, Term Loan*⁽⁴⁾	1.24%	10.41%	11.65%	6/30/2020	5,938	5,921	5,811	3.08
Rooster Energy Ltd., Term Loan*⁽³⁾⁽⁵⁾	1.50%	11.50% Cash + 8.00% PIK	21.00%	6/25/2018	5,364	4,988	4,112	2.18
						21,330	13,517	7.17

Pharmaceuticals
RiteDose Holdings I, Inc., Term Loan*	1.32%	6.50%	7.82%	9/13/2023	8,058	7,938	7,938	4.21
						7,938	7,938	4.21

Technology Hardware, Storage and Peripherals
Table Top Media, LLC, Lease**	N/A	10.00%	10.00%	10/15/2019	3,228	3,221	3,224	1.71
						3,221	3,224	1.71

Textiles, Apparel and Luxury Goods
League Collegiate Holdings, LLC, Revolver*	1.24%	8.00%	9.24%	6/28/2021	330	330	326	0.17
League Collegiate Holdings, LLC, Term Loan*	1.24%	8.00%	9.24%	6/28/2021	7,411	7,328	7,328	3.89
						7,658	7,654	4.06

Trading Companies and Distributors
Sprint Industrial Holdings, LLC, Term Loan (First Lien)*	1.34%	5.75%	7.09%	5/14/2019	4,737	4,727	4,263	2.26
						4,727	4,263	2.26

Transportation Services
Jack Cooper Holdings Corp., Term Loan	3.00%	7.00%	10.00%	10/18/2018	5,000	5,066	5,067	2.69
Sirva Worldwide, Term Loan*	1.32%	6.50%	7.82%	11/22/2022	5,856	5,730	5,885	3.12
						10,796	10,952	5.81

Total Debt Investments						$373,208	$351,327	186.44%

Financial Assets
Diversified Financial Services
GLC Trust 2013-2 Consumer Loan Pool⁽¹⁾⁽⁶⁾	N/A	N/A	N/A	N/A	2,968	$2,968	$2,767	1.47%
						2,968	2,767	1.47

Total Financial Assets						$2,968	$2,767	1.47%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

September 30, 2017 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Unfunded Commitments
Air Freight and Logistics
Raymond Express International, LLC, Revolver*	N/A	0.50%	0.50%	2/28/2018	175	$—	$—	—%
						—	—	—

Commercial Services and Supplies
Del Mar Recovery Solutions, Inc., Revolver*⁽⁷⁾	N/A	0.75%	0.75%	6/27/2021	825	(17)	(11)	(0.01)
						(17)	(11)	(0.01)

Healthcare Equipment and Services
Aurora Diagnostics, LLC, Delayed Draw Term Loan C*	N/A	2.25%	2.25%	7/31/2019	660	(8)	—	—
Aurora Diagnostics, LLC, Revolver*	N/A	0.38%	0.38%	7/31/2019	476	(4)	—	—
						(12)	—	—

Internet Software and Services
Emtec Global Services Holdings, LLC, Revolver	N/A	0.00%	0.00%	11/30/2020	114	(4)	—	—
						(4)	—	—

Oil, Gas and Consumable Fuels
Diversified Gas & Oil Corporation, Term Loan*⁽⁷⁾	N/A	3.00%	3.00%	6/30/2020	792	(93)	(15)	(0.01)
						(93)	(15)	(0.01)

Pharmaceuticals
RiteDose Holdings I, Inc., Revolver*⁽⁷⁾	N/A	0.50%	0.50%	9/13/2023	537	—	(8)	—
						—	(8)	—

Textiles, Apparel and Luxury Goods
League Collegiate Holdings, LLC, Revolver*⁽⁷⁾	N/A	0.75%	0.75%	6/28/2021	1,870	(25)	(21)	(0.01)
						(25)	(21)	(0.01)

Total Unfunded Commitments						$(151)	$(55)	(0.03)%

Total Non-Control/Non-Affiliate Investments						$380,576	$359,139	190.58%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

September 30, 2017 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Affiliate Investments
Investments - United States
Common Equity
Air Freight and Logistics
Speed Commerce Investment Partners LLC, Class A Unit	N/A	N/A	N/A	N/A	1,780	$1,693	$—	—%
						1,693	—	—

Total Common Equity						$1,693	$—	—%

Debt Investments
Air Freight and Logistics
Speed Commerce Operating Company LLC, Closing Date Term Loan B⁽³⁾⁽⁵⁾	1.25%	19.00%	20.25% PIK	12/8/2017	2,072	$1,969	$—	—%
Speed Commerce Operating Company LLC, Delayed Draw Term Loan B⁽³⁾⁽⁵⁾	1.25%	19.00%	20.25% PIK	12/8/2017	1,419	1,282	—	—
						3,251	—	—

Total Debt Investments						$3,251	$—	—%

Total Non-Control/Affiliate Investments						$4,944	$—	—%

Total Investments - United States						$385,520	$359,139	190.58%

*	Denotes that all or a portion of the investment is held as collateral by Garrison Funding 2016-2 Ltd.
**	Denotes that all or a portion of the loan is held by Garrison Capital SBIC LP.

Base Rate = Our floating rate investments bear interest at a base rate plus a spread. Generally, the borrower has an option to choose whether the base rate is referenced to the London Interbank Offered Rate (“LIBOR”) or the prime rate. The spread may change as a result of the borrower’s choice of base rate. In addition, the floating rate investments that are referenced to LIBOR are generally indexed to 30-day or 90-day U.S. Dollar LIBOR and subject to a minimum LIBOR Floor. The terms disclosed in the consolidated schedule of investments represent the actual base rate and spread in effect as of the reporting date.

All securities above were valued with significant unobservable inputs. Refer to Note 3 of our consolidated financial statements for additional disclosures regarding the unobservable inputs used in fair value measurement.

(1)

Not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”).  Under the 1940 Act, Garrison Capital Inc. (the “Company”) may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2017, 95.0% of the Company’s assets were qualifying assets.

(2)	Net of a profits interest payable to a third party upon any subsequent sales of Prosper Marketplace Series B Preferred Stock.
(3)	Interest is payable in cash, and/or payment-in-kind (“PIK”), or a combination thereof.
(4)

In addition to the interest earned on the stated base rate and spread of this investment, the Company received additional interest during the nine months ended September 30, 2017 due to an arrangement between the Company and certain other lenders to the portfolio company. The additional interest received during the quarter has been annualized and included in the spread disclosed for this investment.

(5)	Investment is currently not income producing and placed on non-accrual status.

See accompanying notes to consolidated financial statements.

(6)

GLC Trust 2013-2 includes 595 small balance consumer loans with an average par of $4,988, a weighted average rate of 16.32% and a weighted average maturity of February 14, 2019. See Note 3 for additional information. See Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 for detail on underlying loans.

(7)	The negative fair value is the result of the unfunded commitments being valued below par. These amounts may or may not be funded to the borrowing party currently or in the future.

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

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2016

($ in thousands, except share amounts)

Security Description	Libor	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Common Equity
Building Products
Valterra Products Holdings, LLC, Class A	N/A	N/A	N/A	N/A	185,847	$186	$673	0.33%
Valterra Products Holdings, LLC, Class B	N/A	N/A	N/A	N/A	20,650	21	75	0.04
						207	748	0.37

Commercial Services and Supplies
Faraday Holdings, LLC, Class D Voting Common	N/A	N/A	N/A	N/A	2,752	140	210	0.11
						140	210	0.11

Healthcare Equipment and Services
Juniper TGX Investment Partners, LLC, Common	N/A	N/A	N/A	N/A	3,146	671	1,129	0.57
						671	1,129	0.57

Household Products and Durables
Everyware Global, Inc., Common	N/A	N/A	N/A	N/A	242,035	2,714	1,815	0.91
						2,714	1,815	0.91

Transportation Services
EZE Trucking, LLC, Common	N/A	N/A	N/A	N/A	2,898	268	—	—
						268	—	—

Total Common Equity						$4,000	$3,902	1.96%

Preferred Equity
Diversified Financial Services
Prosper Marketplace Series B Preferred Stock⁽¹⁾⁽²⁾	N/A	N/A	N/A	N/A	912,865	$551	$2,086	1.05%
						551	2,086	1.05

Total Preferred Equity						$551	$2,086	1.05%

Debt Investments
Aerospace and Defense
AbelConn, LLC (Atrenne Computing), Term Loan*	1.00%	8.50%	9.50%	7/17/2019	9,688	$9,589	$9,589	4.81%
						9,589	9,589	4.81

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2016

($ in thousands, except share amounts)

Security Description	Libor	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Air Freight and Logistics
Fleetgistics Holdings, Inc., Term Loan*	2.00%	6.13%	8.13%	12/31/2018	900	$900	$810	0.41%
Gruden Acquisition, Inc., Term Loan (First Lien)*	1.00%	4.75%	5.75%	8/18/2022	1,980	1,947	1,881	0.93
MXD Group, Inc. (fka Exel Direct Inc.), Term Loan*⁽³⁾	1.00%	11.00% Cash + 2.00% PIK	14.00%	5/31/2018	15,380	15,229	14,618	7.34
Raymond Express International, LLC, Term Loan*	1.75%	7.75%	9.50%	2/28/2018	1,507	1,503	1,205	0.60
						19,579	18,514	9.28

Auto Components
FRAM Group Holdings Inc. (Autoparts Holdings), Term Loan*	1.00%	6.75%	7.75%	12/23/2021	9,000	8,821	8,910	4.47
Inteva Products, LLC, Term Loan*	1.25%	8.50%	9.75%	9/8/2021	4,960	4,914	4,985	2.50
						13,735	13,895	6.97

Building Products
ShelterLogic Corp., Term Loan*	1.00%	9.50%	10.50%	7/30/2019	9,854	9,752	9,752	4.89
						9,752	9,752	4.89
Chemicals
Aristech Surfaces LLC, Term Loan B	1.00%	8.00%	9.00%	10/17/2019	9,595	9,501	9,501	4.76
PCCR USA, Inc., Term Loan A*	1.00%	8.00%	9.00%	12/1/2019	6,650	6,573	6,650	3.33
PCCR USA, Inc., Term Loan B*	1.00%	8.00%	9.00%	12/1/2019	1,709	1,685	1,709	0.86
Profusion Industries, LLC, Term Loan	0.82%	9.00%	9.82%	6/19/2020	9,785	9,649	9,296	4.66
						27,408	27,156	13.61

Commercial Services and Supplies
Del Mar Recovery Solutions, Inc., Term Loan**	0.61%	8.50%	9.11%	6/27/2021	8,526	8,392	8,392	4.21
Del Mar Recovery Solutions, Inc., Revolver*	0.61%	8.50%	9.11%	6/27/2021	495	495	487	0.24
Interior Specialists, Inc., Term Loan	1.00%	8.00%	9.00%	6/30/2020	10,040	9,900	10,040	5.04
						18,787	18,919	9.49

Diversified Financial Services
Affiliated Wealth Partners Holdings LLC, Term Loan*⁽¹⁾	1.00%	8.00%	9.00%	9/15/2020	2,868	2,836	2,836	1.42
PlanMember Financial Corporation, Term Loan*⁽¹⁾	1.50%	6.50%	8.00%	12/31/2020	1,154	1,139	1,154	0.58
Worley Claims Services, LLC, Term Loan*	1.00%	8.00%	9.00%	10/31/2020	10,290	10,238	10,291	5.16
						14,213	14,281	7.16

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2016

($ in thousands, except share amounts)

Security Description	Libor	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Diversified Telecommunication Services
U.S. Telepacific Corp., Term Loan*	1.00%	5.00%	6.00%	11/25/2020	1,971	$1,961	$1,967	0.99%
						1,961	1,967	0.99

Food Products
Diamond Crystal Brands, Inc., Term Loan**	0.77%	7.75%	8.52%	7/29/2021	5,460	5,408	5,460	2.74
Specialty Bakers LLC, Term Loan*⁽⁴⁾	1.00%	8.13%	9.13%	8/7/2019	9,818	9,707	9,720	4.87
						15,115	15,180	7.61

Healthcare Equipment and Services
ActivStyle, Inc., Term Loan**	0.88%	9.00%	9.88%	7/9/2020	9,656	9,537	9,656	4.84
Aurora Diagnostics, LLC, Delayed Draw Term Loan*	1.25%	7.13%	8.38%	7/31/2019	850	850	850	0.42
Aurora Diagnostics, LLC, Delayed Draw Term Loan B*	1.25%	7.13%	8.38%	7/31/2019	598	598	598	0.30
Aurora Diagnostics, LLC, Term Loan*	1.25%	7.13%	8.38%	7/31/2019	5,506	5,476	5,507	2.76
Forest Park Medical Center at San Antonio, LLC, Lease⁽⁵⁾	N/A	13.00%	13.00%	2/11/2020	8,982	8,832	2,392	1.20
Forest Park Medical Center at San Antonio, LLC, Term Loan⁽⁵⁾	N/A	14.00%	14.00%	On Demand	1,951	1,914	520	0.26
RCS Management Corporation (SMS), Term Loan B**	1.00%	10.50%	11.50%	7/29/2018	9,500	9,351	9,350	4.69
SCG Capital Corporation (Radiation Therapy), Term Note	N/A	12.00%	12.00%	5/1/2017	822	822	822	0.41
Theragenics Corporation, Term Loan**	1.00%	12.00%	13.00%	12/23/2020	6,977	6,877	6,952	3.49
Walnut Hill Physicians' Hospital, LLC, Lease	N/A	12.50%	12.50%	4/30/2019	6,765	6,765	6,765	3.39
						51,022	43,412	21.76

Hotels, Restaurants and Leisure
AP Gaming I, LLC, Term B Loan*	1.00%	8.25%	9.25%	12/21/2020	10,117	9,998	10,050	5.04
HRI Holding Corp. (Houlihans Restaurants), Term Loan*⁽⁴⁾	1.00%	8.10%	9.10%	12/17/2020	6,800	6,688	6,692	3.36
						16,686	16,742	8.40

Household Products and Durables
CR Brands, Inc., Term Loan*	1.00%	9.25%	10.25%	8/23/2017	9,722	9,685	9,681	4.85
Lexmark Carpet Mills, Inc., Term Loan	1.00%	10.00%	11.00%	12/19/2019	9,578	9,436	9,436	4.73
University Furnishings, L.P., Term Loan B**⁽⁴⁾	0.77%	7.39%	8.16%	12/17/2020	7,102	7,006	6,990	3.51
						26,127	26,107	13.09

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2016

($ in thousands, except share amounts)

Security Description	Libor	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Internet Software and Services
Aptos, Inc., Term Loan B*	1.00%	6.75%	7.75%	9/1/2022	8,978	$8,808	$8,808	4.41%
Dodge Data & Analytics LLC, Term Loan*	1.00%	8.75%	9.75%	10/31/2019	9,023	8,921	8,921	4.47
Emtec Global Services Holdings, LLC, Revolver⁽³⁾	0.57%	8.25% Cash + 2.00% PIK	10.82%	11/30/2020	335	335	332	0.17
Emtec Global Services Holdings, LLC, Term Loan**⁽³⁾	0.57%	8.25% Cash + 2.00% PIK	10.82%	11/30/2020	2,820	2,791	2,790	1.40
Syncsort Incorporated, Term Loan*	1.00%	5.25%	6.25%	12/23/2022	6,729	6,662	6,662	3.34
YourMembership Holding Company, Term Loan A**	1.00%	7.00%	8.00%	9/12/2019	9,371	9,328	9,371	4.70
						36,845	36,884	18.49
Leisure Products
Confluence Outdoor, LLC, Term Loan*	1.00%	7.00%	8.00%	4/18/2019	6,657	6,604	6,324	3.17
Confluence Outdoor, LLC, Delayed Draw Term Loan	1.00%	7.00%	8.00%	4/18/2019	999	991	949	0.48
Kranos Acquisition Corp., Term Loan*	1.00%	10.00%	11.00%	6/15/2017	8,293	8,277	8,281	4.15
						15,872	15,554	7.80

Machinery
Texas Hydraulics Holding, Inc., Term Loan**⁽⁴⁾	0.77%	9.62%	10.39%	2/17/2021	8,200	8,065	8,065	4.04
						8,065	8,065	4.04

Media
CF Entertainment Inc. (Entertainment Studios), Term Loan*	1.00%	11.00%	12.00%	6/26/2020	10,032	9,979	10,133	5.08
Project Sunshine IV Pty Ltd (Sensis), New Term Loans*⁽¹⁾	1.00%	7.00%	8.00%	9/23/2019	6,876	6,747	6,833	3.42
						16,726	16,966	8.50

Metals and Mining
Metal Services LLC (Phoenix), New Term Loans*	1.00%	7.50%	8.50%	6/30/2019	6,081	6,010	6,096	3.06
						6,010	6,096	3.06

Retailing
360 Holdings III Corp., Term Loan*	1.00%	9.00%	10.00%	10/1/2021	7,308	7,067	7,067	3.54
Sears Holdings Corporation, Term Loan*⁽¹⁾	1.00%	7.50%	8.50%	7/20/2020	1,600	1,561	1,598	0.80
Western Convenience Stores, Inc., Term Loan*	0.63%	11.00%	11.63%	9/1/2019	9,000	8,760	8,760	4.39
						17,388	17,425	8.73

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2016

($ in thousands, except share amounts)

Security Description	Libor	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Oil, Gas and Consumable Fuels
Badlands Production Company (fka Gasco), Term Loan⁽⁵⁾	1.00%	17.50%	18.50%	5/14/2018	10,500	$10,403	$6,300	3.17%
Iracore International Holdings, Inc., Term Loan*	1.00%	9.00%	10.00%	7/10/2020	8,878	8,784	8,878	4.45
Rooster Energy Ltd., Term Loan*⁽³⁾⁽⁴⁾	1.50%	12.89% Cash + 8.00% PIK	22.39%	6/25/2018	5,587	5,517	4,470	2.24
						24,704	19,648	9.86

Professional Services
Simmons Research LLC, Term Loan*	0.88%	10.50%	11.38%	12/11/2020	3,810	3,750	3,750	1.88
						3,750	3,750	1.88

Transportation Services
Sirva Worldwide, Term Loan*	1.00%	6.50%	7.50%	11/22/2022	5,900	5,755	5,767	2.89
						5,755	5,767	2.89

Technology Hardware, Storage and Peripherals
TableTop Media, LLC, Lease**	N/A	10.00%	10.00%	10/15/2019	4,354	4,344	4,347	2.18
						4,344	4,347	2.18

Textiles, Apparel and Luxury Goods
League Collegiate Holdings, LLC, Term Loan*	0.77%	8.00%	8.77%	6/28/2021	7,604	7,501	7,501	3.77
						7,501	7,501	3.77

Trading Companies and Distributors
Sprint Industrial Holdings, LLC, Term Loan (First Lien)*	1.25%	5.75%	7.00%	5/14/2019	4,774	4,759	3,437	1.73
						4,759	3,437	1.73

Total Debt Investments						$375,693	$360,954	180.99%

Financial Assets
Diversified Financial Services
GLC Trust 2013-2 Consumer Loan Pool⁽¹⁾⁽⁶⁾	N/A	N/A	N/A	N/A	7,086	$7,086	$6,756	3.39%
						7,086	6,756	3.39

Total Financial Assets						$7,086	$6,756	3.39%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2016

($ in thousands, except share amounts)

Security Description	Libor	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Unfunded Commitments
Air Freight and Logistics
Raymond Express International, LLC, Revolver*⁽⁷⁾	N/A	0.50%	0.50%	2/28/2018	215	$(1)	$(43)	(0.02)%
						(1)	(43)	(0.02)

Commercial Services and Supplies
Del Mar Recovery Solutions, Inc., Revolver*⁽⁷⁾	N/A	0.75%	0.75%	6/27/2021	825	(21)	(14)	(0.01)
						(21)	(14)	(0.01)

Healthcare Equipment and Services
Aurora Diagnostics, LLC, Revolver*⁽⁷⁾	N/A	0.38%	0.38%	7/31/2019	1,020	(6)	(6)	—
						(6)	(6)	—

Internal Software and Services
Emtec Global Services Holdings, LLC, Revolver⁽⁷⁾	N/A	0.00%	0.00%	11/30/2020	123	(5)	(1)	—
YourMembership Holding Company, Revolver*⁽⁷⁾	N/A	0.00%	0.00%	9/12/2019	441	(2)	(3)	—
						(7)	(4)	—

Oil, Gas and Consumable Fuels
League Collegiate Holdings, LLC, Revolver*⁽⁷⁾	N/A	0.75%	0.75%	6/28/2021	2,200	(30)	(30)	(0.02)
						(30)	(30)	(0.02)

Total Unfunded Commitments						$(65)	$(97)	(0.05)%

Total Non-Control/Non-Affiliate Investments						$387,265	$373,601	187.34%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2016

($ in thousands, except share amounts)

Security Description	Libor	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Affiliate Investments
Investments - United States
Common Equity
Air Freight and Logistics
Speed Commerce Investment Partners LLC, Class A Unit	N/A	N/A	N/A	N/A	1,780	$1,693	$—	—%
						1,693	—	—

Total Common Equity						$1,693	$—	—%

Debt Investments
Air Freight and Logistics
Speed Commerce Operating Company LLC, Closing Date Term Loan B⁽³⁾	1.00%	16.00%	17.00% PIK	12/8/2017	1,879	$1,879	$1,879	0.95%
Speed Commerce Operating Company LLC, Delayed Draw Term Loan B⁽³⁾	1.00%	16.00%	17.00% PIK	12/8/2017	1,224	1,224	1,224	0.62
						3,103	3,103	1.57

Total Debt Investments						$3,103	$3,103	1.57%

Unfunded Commitments
Healthcare Equipment and Services
Speed Commerce Operating Company LLC, Delayed Draw Term Loan B	N/A	0.00%	0.00%	12/8/2017	18	$—	$—	—%
						—	—	—

Total Unfunded Commitments						$—	$—	—%

Total Non-Control/Affiliate Investments						$4,796	$3,103	1.57%

Total Investments - United States						$392,061	$376,704	188.91%

*	Denotes that all or a portion of the investment is held as collateral by Garrison Funding 2016-2 Ltd.
**	Denotes that all or a portion of the loan is held by Garrison Capital SBIC LP.

Base Rate = Our floating rate investments bear interest at a base rate plus a spread. Generally, the borrower has an option to choose whether the base rate is referenced to LIBOR or the prime rate. The spread may change as a result of the borrower’s choice of base rate. In addition, the floating rate investments that are referenced to LIBOR are generally indexed to 30-day or 90-day U.S. Dollar LIBOR and subject to a minimum LIBOR Floor. The terms disclosed in the consolidated schedule of investments represent the actual base rate and spread in effect as of the reporting period date.

All securities above were valued with significant unobservable inputs. Refer to Note 3 of our consolidated financial statements for additional disclosures regarding the unobservable inputs used in fair value measurement.

(1)

Not a qualifying asset under Section 55(a) of the 1940 Act.  Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2016, 94.8% of the Company’s assets were qualifying assets.

See accompanying notes to consolidated financial statements.

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

(5)	Investment is currently not income producing and placed on non-accrual status.
(6)

GLC Trust 2013-2 includes 1,458 small balance consumer loans with an average par of $4,860, a weighted average rate of 16.0% and a weighted average maturity of November 16, 2018. See Note 3 for additional information. See Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for detail on underlying loans.

(7)	The negative fair value is the result of the unfunded commitments being valued below par. These amounts may or may not be funded to the borrowing party currently or in the future.

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

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

($ in thousands, except share and per share amounts)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Investment income
Interest income
Non-control/non-affiliate investments	$7,835	$10,160	$24,120	$31,080
Non-control/affiliate investments	-	76	148	76
Payment-in-kind	975	528	1,671	1,457
Other income	93	341	992	685
Total investment income	8,903	11,105	26,931	33,298

Expenses
Interest expense	2,220	3,665	6,483	7,751
Loss on refinancing of secured notes (Note 4)	-	1,828	-	1,828
Management fee	1,374	1,805	4,423	5,479
Incentive fee	-	-	-	-
Professional fees	255	357	596	1,079
Directors' fees	77	91	236	304
Administrator expenses	305	311	893	1,025
Other expenses	482	576	1,612	1,645
Total expenses	4,713	8,633	14,243	19,111
Management fee waived	-	-	(310)	-
Net expenses	4,713	8,633	13,933	19,111
Net investment income before excise taxes	4,190	2,472	12,998	14,187
Excise tax expense/(benefit)	5	(65)	39	35
Net investment income	4,185	2,537	12,959	14,152

Realized and unrealized gain/(loss) on investments
Net realized (loss)/gain from investments
Non-control/non-affiliate investments	(30)	(11,182)	573	(29,592)
Non-control/affiliate investments	-	-	-	-
Net change in unrealized gain/(loss) from investments
Non-control/non-affiliate investments	267	7,557	(7,772)	7,776
Non-control/affiliate investments	-	-	(3,251)	-
Net realized and unrealized gain/(loss) on investments	237	(3,625)	(10,450)	(21,816)

Net increase/(decrease) in net assets resulting from operations	$4,422	$(1,088)	$2,509	$(7,664)

Net investment income per common share	$0.26	$0.16	$0.81	$0.87
Net increase/(decrease) in net assets resulting from operations per common share	$0.27	$(0.07)	$0.16	$(0.47)
Basic weighted average common shares outstanding	16,049,352	16,059,665	16,049,352	16,183,615

Dividends and distributions declared per common share	$0.28	$0.35	$0.84	$1.05

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

($ in thousands, except share and per share amounts)

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016
Increase/(decrease) in net assets from operations:
Net investment income	$12,959	$14,152
Net realized gain/(loss) from investments	573	(29,592)
Net change in unrealized (loss)/gain on investments	(11,023)	7,776
Net increase/(decrease) in net assets from operations	2,509	(7,664)

Dividends and distributions to stockholders:
From net investment income	(13,482)	(16,957)
Total dividends and distributions to stockholders	(13,482)	(16,957)

Common share transactions
Repurchase of common stock (see Note 8)	-	(5,041)
Net increase/(decrease) in net assets from common share transaction	-	(5,041)

Total decrease in net assets	(10,973)	(29,662)
Net assets at beginning of period	199,408	230,710
Net assets at end of period	$188,435	$201,048
Net asset value per common share	$11.74	$12.53
Common shares outstanding at end of period	16,049,352	16,049,352

Underdistributed net investment income included in net assets	$4,643	$5,977

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

($ in thousands, except share and per share amounts)

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities
Net increase/(decrease) in net assets resulting from operations	$2,509	$(7,664)
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by operating activities:
Net accretion of discounts on investments	(981)	(1,078)
Net realized (gain)/loss from investments	(573)	29,592
Loss on refinancing of secured notes	-	1,828
Amortization of deferred debt issuance costs and discounts on notes payable	298	2,300
Net change in unrealized loss/(gain) on investments	11,023	(7,776)
Payment-in-kind interest	(1,671)	(1,457)
Purchases of investments	(105,053)	(99,874)
Paydowns of investments	114,392	67,792
Sales of investments	419	26,983
Changes in operating assets and liabilities:
Increase in cash, restricted	(1,998)	(10,795)
Decrease in due from counterparties	1,988	1,511
Decrease in accrued interest receivable	651	1,673
Increase in other assets	(77)	(281)
Increase in due to counterparties	-	601
Increase in payables to affiliates	1,546	190
Decrease in interest payable on notes payable	(174)	(684)
(Decrease)/increase in accrued expenses and other payables	(268)	475
Net cash provided by operating activities	22,031	3,336

Cash flows from financing activities
Repurchase of common stock	-	(5,041)
Distributions paid to stockholders	(13,482)	(16,957)
Payments for financing costs	-	(2,432)
Proceeds of senior secured revolving note	-	(10,000)
Repayment of GLC Trust 2013-2 Class A note	(4,219)	(8,828)
Proceeds from Garrison SBIC borrowings	-	15,660
Proceeds from borrowing on senior secured term notes	-	5,983
Net cash used in financing activities	(17,701)	(21,615)

Net increase/(decrease) in cash	4,330	(18,279)
Cash at beginning of period	10,378	24,985
Cash at end of period	$14,708	$6,706

Supplemental disclosure of cash flow information
Cash paid for interest expense	$6,310	$6,135
Supplemental disclosure of non-cash activities
Restructuring of portfolio investment	-	$840

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

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

Our investment objective is to generate current income and capital appreciation through direct loans and debt investments in U.S. based middle-market companies. Our loans and debt investments are primarily first lien senior secured loans (including "unitranche" loans, which are loans that combine the characteristics of both senior and subordinated debt, generally in a first lien position). We also may, to a lesser extent, invest in subordinated and mezzanine debt, unsecured consumer loans and equity investments. Our goal is to generate attractive risk-adjusted returns by assembling a broad portfolio of investments.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications, consisting solely of normal accruals, that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

September 30, 2017

2. Significant Accounting Policies and Recent Updates  – (continued)

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

Cash and Cash Equivalents

As of September 30, 2017 and December 31, 2016, cash held in designated bank accounts with Deutsche Bank Trust Company Americas (the “Custodian”) was $14.0 million and $9.1 million, respectively. Cash held in designated bank accounts with other major financial institutions was $0.7 million and $1.3 million as of September 30, 2017 and December 31, 2016, respectively. At times, these balances may exceed federally insured limits and this potentially subjects the Company to a concentration of credit risk. The Company believes it is not exposed to any significant credit risk associated with its cash custodian.

The Company defines cash equivalents as highly liquid financial instruments with original maturities of three months or less, including those held in overnight sweep bank deposit accounts. As of both September 30, 2017 and December 31, 2016, the Company held no cash equivalents.

Cash and Cash Equivalents, Restricted

Restricted cash as of September 30, 2017 and December 31, 2016 included cash of $13.8 million and $11.3 million, respectively, held by GF 2016-2 in designated bank accounts with the Custodian. GF 2016-2 is required to use a portion of these amounts to pay interest expense, reduce borrowings at the end of the investment period and to pay other amounts in accordance with the terms of the indenture governing the 2016-2 CLO, as defined in Note 4. Funds held by GF 2016-2 are not available for general use by the Company. Restricted cash as of September 30, 2017 and December 31, 2016 also included cash of $0.8 million and $1.3 million, respectively, held by GLC Trust 2013-2 in designated restricted bank accounts. GLC Trust 2013-2 is required to use a portion of these amounts to make principal payments and pay interest expense in accordance with the terms of the indenture governing the GLC Trust 2013-2 Notes, as defined in Note 4.

As of both September 30, 2017 and December 31, 2016, the Company held no restricted cash equivalents.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

2. Significant Accounting Policies and Recent Updates  – (continued)

Investment Transactions and Related Investment Income and Expense

The Company records its investment transactions on a trade date basis, which is the date when management has determined that all material legal terms have been contractually defined for the transactions. These transactions could possibly settle on a subsequent date depending on the transaction type. Any amounts related to purchase, sale and principal paydowns that have traded but not settled will be reflected as either a due to counterparty or due from counterparty on our consolidated statement of financial condition. All related revenue and expenses attributable to our investment transactions are reflected on the consolidated statements of operations commencing on the trade date unless otherwise specified by the transaction documents. Realized gains and losses on investment transactions are recorded using the specific identification method.

The Company accrues interest income if it expects that ultimately it will be able to collect such income. Generally, when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Investment Adviser will place the loan on non-accrual status and the Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest.

The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. As of September 30, 2017, the Company had investments in five portfolio companies that were placed on non-accrual status. As of December 31, 2016, the Company had investments in two portfolio companies that were placed on non-accrual status.

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

Certain investments may have contractual PIK interest. PIK represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates instead of being paid in cash and generally becomes due at maturity of the investment or upon the investment being called by the issuer.

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

September 30, 2017

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

Interest Expense

Interest expense is recorded on an accrual basis and includes the amortization of deferred debt issuance costs and any original issue discounts.

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

September 30, 2017

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

September 30, 2017

 2. Significant Accounting Policies and Recent Updates  – (continued)

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. ASU 2014-09 amends the accounting guidance for revenue recognition from contracts with customers. ASU 2014-09 is effective for the first interim or annual period beginning after December 15, 2017, and is to be applied retrospectively. The Company is evaluating the impact of ASU 2014-09 on the Company’s consolidated financial statements and disclosures.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

3. Investments

As of September 30, 2017, we held investments in 61 portfolio companies with a fair value of $359.1 million, a weighted average yield on debt investments of 10.4% and a weighted average contractual maturity of 36 months. Weighted average yield is calculated based on the current fair value of the investments and interest expected to be received using the current all-in rate of interest at the balance sheet date to contractual maturity, excluding the effects of future scheduled principal amortization.

The composition of the Company’s portfolio by industry at fair value as of September 30, 2017 and December 31, 2016 was as follows:

	Fair Value of Investments
Industry ($ in thousands)	As of September 30, 2017		As of December 31, 2016
Healthcare Equipment and Services	$39,480	10.9%	$44,535	12.1%
Household Products and Durables	38,463	10.7	27,922	7.4
Internet Software and Services	34,645	9.6	36,880	9.8
Food Products	21,515	6.0	15,180	4.0
Leisure Products	21,384	6.0	15,554	4.1
Commercial Services and Supplies	20,186	5.6	19,115	5.1
Chemicals	18,690	5.2	27,156	7.2
Air Freight and Logistics	17,518	4.9	21,574	5.7
Auto Components	17,398	4.8	13,895	3.7
Hotels, Restaurants and Leisure	16,825	4.7	16,742	4.4
Oil, Gas and Consumable Fuels	13,502	3.8	19,648	5.2
Transportation Services	10,952	3.0	5,767	1.5
Building Products	10,406	2.9	10,500	2.8
Retailing	10,046	2.8	17,425	4.6
Media	9,000	2.5	16,966	4.5
Diversified Telecommunication Services	8,835	2.5	1,967	0.5
Aerospace and Defense	8,452	2.4	9,589	2.5
Machinery	8,200	2.3	8,065	2.1
Pharmaceuticals	7,930	2.2	-	-
Textiles, Apparel and Luxury Goods	7,633	2.1	7,471	2.0
Metals and Mining	6,087	1.7	6,096	1.6
Diversified Financial Services	4,505	1.3	23,123	6.1
Trading Companies and Distributors	4,263	1.2	3,437	0.9
Technology Hardware, Storage and Peripherals	3,224	0.9	4,347	1.2
Professional Services	-	-	3,750	1.0
	$359,139	100.0%	$376,704	100.0%

Refer to the consolidated schedules of investments for a detailed disaggregation of the Company’s investments.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

3. Investments – (continued)

Fair Value Measurement

The following tables summarize the valuation of the Company’s investments measured at fair value based on the fair value hierarchy, as detailed in Note 2, as of both September 30, 2017 and December 31, 2016:

	As of September 30, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Investments⁽¹⁾⁽²⁾	$—	$—	$351,272	$351,272
Preferred Equity Investments	—	—	640	640
Common Equity Investments	—	—	4,460	4,460
Financial Assets	—	—	2,767	2,767
	$—	$—	$359,139	$359,139

(1)	Includes unfunded commitments with a negative fair value of $0.1 million.
(2)	Included in senior secured loans are loans structured as first lien, last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.

	As of December 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Investments⁽¹⁾⁽²⁾	$—	$—	$363,960	$363,960
Preferred Equity Investments	—	—	2,086	2,086
Common Equity Investments	—	—	3,902	3,902
Financial Assets	—	—	6,756	6,756
	$—	$—	$376,704	$376,704

(1)	Includes unfunded commitments with a negative fair value of $0.1 million.
(2)	Included in senior secured loans are loans structured as first lien, last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.

The net change in unrealized loss attributable to the Company’s Level 3 assets for the nine months ended September 30, 2017 included in the net change in unrealized loss from investments in the Company’s consolidated statement of operations was $11.0 million. The net change in unrealized gain attributable to the Company’s Level 3 assets for the nine months ended September 30, 2016 included in the net change in unrealized gain from investments in the Company’s consolidated statement of operations was $7.8 million.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

3. Investments – (continued)

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the nine months ended September 30, 2017:

	Nine Months Ended September 30, 2017
	Senior Secured	Mezzanine	Preferred Equity	Common Equity	Financial
($ in thousands)	Investments	Investments	Investments	Investments	Assets	Total
Fair value, beginning of period	$363,960	$—	$2,086	$3,902	$6,756	$376,704
Total net realized and unrealized (loss)/gain on investments⁽¹⁾	(9,198)	—	(1,446)	558	(170)	(10,256)
Total net accretion of discounts on investments	981	—	—	—	—	981
Purchases/issuances⁽²⁾	106,724	—	—	—	—	106,724
Sales	(419)	—	—	—	—	(419)
Paydowns⁽²⁾	(110,776)	—	—	—	(3,819)	(114,595)
Fair value, end of period	$351,272	$—	$640	$4,460	$2,767	$359,139

(1)

Net change in unrealized loss from investments attributable to our Level 3 assets still held at September 30, 2017 totaled $10.5 million, consisting of the following: Senior Secured Investments of $9.8 million and Preferred Equity Investments of $1.4 million, offset by unrealized gains on Common Equity Investments of $0.6 million and Financial Assets of $0.1 million.

(2)	There were no non-cash restructurings of portfolio investments or transfers of investments between levels for the nine months ended September 30, 2017.

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the nine months ended September 30, 2016:

	Nine Months Ended September 30, 2016
	Senior Secured	Mezzanine	Preferred Equity	Common Equity	Financial
($ in thousands)	Investments	Investments	Investments	Investments	Assets	Total
Fair value, beginning of period	$380,781	$7,512	$5,486	$3,468	$17,754	$415,001
Total net realized and unrealized (loss)/gain on investments⁽¹⁾	(18,913)	(20)	(3,169)	617	(463)	(21,948)
Total net accretion of discounts on investments	1,056	20	—	—	—	1,076
Purchases/issuances⁽²⁾	99,465	155	—	1,711	—	101,331
Sales	(26,983)	—	—	—	—	(26,983)
Paydowns⁽²⁾	(58,997)	—	—	(297)	(8,297)	(67,591)
Fair value, end of period	$376,409	$7,667	$2,317	$5,499	$8,994	$400,886

(1)

Net change in unrealized loss from investments attributable to our Level 3 assets still held at September 30, 2016 totaled $9.1 million, consisting of the following: Senior Secured Investments of $6.7 million and Preferred Equity Investments of $3.2 million, offset by unrealized gains on Financial Assets of $0.5 million and Common Equity Investments of $0.3 million.

(2)	Includes non-cash restructuring of portfolio investments of $0.8 million. There were no transfers of investments between levels for the nine months ended September 30, 2016.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

 3. Investments – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at September 30, 2017:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range				Weighted
($ in thousands)	September 30, 2017	Technique	Input	Low		High		Average
Senior Secured Investments	$351,272⁽¹⁾	Comparable yield approach	Market rate⁽²⁾	5.9%		25.3%		9.2%
		Market comparable companies	EBITDA multiple⁽⁵⁾	2.0	x	13.8	x	5.9	x

Equity Investments⁽³⁾	5,100	Market comparable companies	EBITDA multiple	5.0	x	6.5	x	5.8	x
		Market comparable companies	Origination fees multiple	3.5	x	3.5	x	3.5	x

Financial Assets⁽⁴⁾	2,767	Discounted cash flows	Interest rate	9.8%		31.0%		16.3%
			Conditional prepayment rate	0.0%		16.7%		15.6%
			Cumulative default rate	0.0%		18.8%		13.6%
			Discount rate	7.0%		7.0%		7.0%
Total	$359,139

(1)	Includes total unfunded commitments with a negative fair value of $0.1 million.
(2)

Market rate is calculated based on the fair value of the investments and interest expected to be received using the current all-in rate of interest at the balance sheet date to contractual maturity, excluding the effects of future scheduled principal amortizations.

(3)	Includes preferred and common equity.
(4)

Financial Assets are valued by the level of risk associated with the underlying loan measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, the borrower’s credit score obtained from an official credit reporting agency at origination, debt-to-income ratios at origination, information from the borrower’s credit report at origination, as well as the borrower’s self-reported income range, occupation and employment status at origination. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of September 30, 2017, 11.5%, 36.7%, 40.5%, 9.2%, 2.1% and 0.0% of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively. See Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 for detail on the underlying loans.

(5)

Excludes non-operating portfolio companies, which we define as those loans collateralized by proved developed producing (“PDP”) value, real estate or other hard assets. PDPs are proven revenues that can be produced with existing wells. As of September 30, 2017, non-operating portfolio companies with an aggregate of $52.9 million of par value and $30.9 million of fair value were excluded.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

3. Investments – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at December 31, 2016:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range				Weighted
($ in thousands)	December 31, 2016	Technique	Input	Low		High		Average
Senior Secured Investments	$363,960⁽¹⁾	Comparable yield approach	Market rate⁽²⁾	6.1%		41.0%		10.2%
		Market comparable companies	EBITDA multiple⁽⁵⁾	2.5	x	11.3	x	5.9	x

Equity Investments⁽³⁾	5,988	Market comparable companies	EBITDA multiple	5.0	x	7.5	x	6.5	x
		Market comparable companies	Origination fees multiple	5.8	x	5.8	x	5.8	x

Financial Assets⁽⁴⁾	6,756	Discounted cash flows	Interest rate	6.0%		31.3%		16.0%
			Conditional prepayment rate	10.4%		24.5%		15.2%
			Cumulative default rate	0.0%		17.9%		11.1%
			Discount rate	9.0%		9.0%		9.0%
Total	$376,704

(1)	Includes total unfunded commitments with a negative fair value of $0.1 million.
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

(5)

Excludes non-operating portfolio companies, which we define as those loans collateralized by PDP value, real estate or other hard assets. PDPs are proven revenues that can be produced with existing wells. As of December 31, 2016, non-operating portfolio companies with an aggregate of $49.6 million of par value and $36.0 million of market value were excluded.

Unobservable inputs used in the fair value measurement of the Company’s Debt and Equity Investments include bid quotations obtained from independent third party services (“consensus pricing”), multiples of market comparable companies, and relative comparable yields. Significant decreases (increases) in consensus pricing or market comparables could result in lower (higher) fair value measurements. Significant increases (decreases) in comparable yields could result in lower (higher) fair value measurements. Generally, a change in the assumption used for relative comparable yields is accompanied by a directionally opposite change in the assumptions used for pricing.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

3. Investments – (continued)

Unobservable inputs used in the fair value measurement of Financial Assets include interest rate, conditional prepayment rate, cumulative default rate and discount rate. Significant decreases (increases) in interest rates or conditional prepayment rates could result in lower (higher) fair value measurements. Significant increases (decreases) in cumulative default rates or discount rates could result in significantly lower (higher) fair value measurements.

The terms of the Debt Investments may provide for us to extend to a borrower additional credit or provide funding for any unfunded portion of such Debt Investments at the request of the borrower. This exposes us to potential liabilities that are not reflected on the consolidated statements of financial condition. As of September 30, 2017 and December 31, 2016, the Company had $5.4 million and $4.8 million of unfunded commitments with negative fair values of $0.1 million and $0.1 million, respectively. The negative fair value is the result of the unfunded commitments being valued below par. These amounts may or may not be funded to the borrowing party now or in the future.

4. Financing

As of September 30, 2017, the total carrying value of the Company’s aggregate debt outstanding was $201.2 million with a weighted average effective interest rate of 4.2%. The Company’s debt outstanding as of September 30, 2017 was comprised of notes issued by GF 2016-2 and GLC Trust 2013-2 as well as Garrison SBIC borrowings.

The table below provides details of the Company’s outstanding debt including the weighted average interest rates and the weighted average effective interest rates, inclusive of the effects of deferred debt issuance costs as of September 30, 2017:

September 30, 2017 ($ in thousands)	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate	Effective Interest Rate	Rating⁽¹⁾	Stated Maturity
GF 2016-2 Secured Notes:
Class A-1R Notes	$—	$—	LIBOR + 2.20%⁽²⁾	3.62%	AAA(sf)	9/29/2027
Class A-1F Notes	24,716	25,000	3.41%	3.55%	AAA(sf)	9/29/2027
Class A-1T Notes	87,022	88,150	LIBOR + 2.20%	3.67%	AAA(sf)	9/29/2027
Class A-2 Notes	20,362	20,700	LIBOR + 3.15%	4.67%	AA(sf)	9/29/2027
Class B Notes	20,942	21,450	LIBOR + 4.00%	5.63%	A (sf)	9/29/2027
Class C Notes	11,418	11,700	LIBOR + 6.00%	7.66%	BBB(sf)	9/29/2027
Total /weighted average	164,460	167,000	4.12%	4.31%
Garrison SBIC Borrowings:
SBIC 2017-10 A	6,761	6,980	3.47%⁽³⁾	3.87%	N/A	3/1/2027
SBIC 2016-10 B	3,217	3,320	2.79%⁽³⁾	3.19%	N/A	9/1/2026
SBIC 2016-10 A	12,333	12,700	3.25%⁽³⁾	3.65%	N/A	3/1/2026
SBIC 2015-10 B	13,620	14,000	3.57%⁽³⁾	3.97%	N/A	9/1/2025
Total /weighted average	35,931	37,000	3.37%	3.77%
GLC Trust 2013-2 Notes:
Class A Notes	801	830	3.00%	3.35%	N/A	7/15/2021
Total /weighted average	801	830	3.00%	3.35%

Total /weighted average	$201,192	$204,830	3.98%	4.21%

(1)	Represents an S&P rating as of the closing of the 2016-2 CLO, as defined below.
(2)	May bear interest at either the CP Rate (as defined in the governing indenture) or LIBOR.
(3)	Represents the stated interest rate and annual charge of our SBA-guaranteed debentures.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

4. Financing  – (continued)

The table below provides details of the Company’s outstanding debt including the weighted average interest rates and the weighted average effective interest rates, inclusive of the effects of deferred debt issuance costs as of December 31, 2016:

December 31, 2016 ($ in thousands)	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate	Effective Interest Rate	Rating⁽¹⁾	Stated Maturity
GF 2016-2 Secured Notes:
Class A-1R Notes	$—	$—	LIBOR + 2.20%⁽²⁾	3.23%	AAA(sf)	9/29/2027
Class A-1F Notes	24,699	25,000	3.41%	3.55%	AAA(sf)	9/29/2027
Class A-1T Notes	86,950	88,150	LIBOR + 2.20%	3.35%	AAA(sf)	9/29/2027
Class A-2 Notes	20,342	20,700	LIBOR + 3.15%	4.26%	AA(sf)	9/29/2027
Class B Notes	20,913	21,450	LIBOR + 4.00%	5.22%	A (sf)	9/29/2027
Class C Notes	11,404	11,700	LIBOR + 6.00%	7.25%	BBB(sf)	9/29/2027
Total /weighted average	164,308	167,000	3.77%	4.01%
Garrison SBIC Borrowings:
SBIC 2016-10 B	3,210	3,320	2.79%⁽³⁾	3.19%	N/A	9/1/2026
SBIC 2016-10 A	12,306	12,700	3.25%⁽³⁾	3.65%	N/A	3/1/2026
SBIC 2015-10 B	13,589	14,000	3.57%⁽³⁾	3.97%	N/A	9/1/2025
SBIC Interim Financing	6,746	6,980	LIBOR + 0.93%⁽⁴⁾	1.87%	N/A	3/29/2017
Total /weighted average	35,851	37,000	3.00%	3.40%
GLC Trust 2013-2 Notes:
Class A Notes	4,953	5,048	3.00%	3.35%	N/A	7/15/2021
Total /weighted average	4,953	5,048	3.00%	3.35%

Total /weighted average	$205,112	$209,048	3.62%	3.88%

(1)	Represents an S&P rating as of the closing of the 2016-2 CLO.
(2)	May bear interest at either the CP Rate (as defined in the governing indenture) or LIBOR.
(3)	Represents the stated interest rate and annual charge of our SBA-guaranteed debentures.
(4)

These interim financings bore an interest rate of three month LIBOR + 0.93%, which was comprised of a weighted average annual charge of 0.63% and a spread of 0.30%. These interim financings had a maturity date of March 29, 2017, upon which they were pooled into the ten year SBA-guaranteed debentures.

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing (other than the SBA debentures of Garrison SBIC, as permitted by exemptive relief which has been granted by the Securities and Exchange Commission (the “SEC”) to the Company). As of September 30, 2017 and December 31, 2016, the Company’s asset coverage for borrowed amounts was 212.3% and 215.5%, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

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

As of both September 30, 2017 and December 31, 2016, the Class A-1R Notes under the 2016-2 CLO were fully undrawn. The fair value of the notes issued by the CLOs approximated their carrying values on the consolidated statements of financial condition as of September 30, 2017 and December 31, 2016.

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

September 30, 2017

4. Financing  – (continued)

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

Furthermore, if under the second coverage test the aggregate principal amount of the collateral loans equals 125.0% or less of the aggregate outstanding principal amount on the Class A-1T Notes and Class A-1R Notes, taken together, and remains so for ten business days, an event of default will be deemed to have occurred. As of September 30, 2017 and December 31, 2016, the trustee for the 2016-2 CLO and 2013-2 CLO, respectively, has asserted that all of the coverage tests were met.

Garrison SBIC Borrowings

On May 29, 2014, Garrison SBIC, which has an investment objective substantially similar to GARS, was formed in accordance with small business investment company (“SBIC”) regulations. Garrison SBIC received a license from the U.S. Small Business Administration (the “SBA”) on May 26, 2015. The SBIC license allows Garrison SBIC to obtain SBA-guaranteed debentures in an amount equal to twice its equity capitalization up to $150.0 million of leverage, subject to the issuance of a capital commitment by the SBA and other customary procedures. On June 16, 2015, the SBA issued Garrison SBIC a commitment to provide $35.0 million of leverage and on October 24, 2016 issued a second commitment to provide an additional $35.0 million of leverage.

The SBA issues SBA-guaranteed debentures bi-annually on pooling dates in March and September of each year. These debentures are non-recourse, interest-only debentures with a 10 year stated maturity, but may be prepaid at any time without penalty. The interest rate of the debentures is fixed at the time of issuance and is based on a coupon rate over the ten year treasury rate at the time of issuance. Interest on the debentures is payable on a semi-annual basis. The SBA issues interim financings to SBICs on non-pooling dates that carry a lower interest rate than the debentures and mature on the next pooling date.

The SBA, as a creditor, will have a superior claim to Garrison SBIC’s assets over GARS’ stockholders if Garrison SBIC were to be liquidated, or if the SBA exercises its remedies under the SBA-guaranteed debentures issued by Garrison SBIC upon an event of default.

As of September 30, 2017, Garrison SBIC had regulatory capital of $36.1 million and total SBIC borrowings outstanding of $37.0 million. The SBIC borrowings were comprised of $14.0 million, $12.7 million, $3.3 million, and $7.0 million of SBA guaranteed debentures that mature on September 1, 2025, March 1, 2026, September 1, 2026 and March 1, 2027, respectively. The fair value of the SBIC borrowings approximated the carrying value on the consolidated statements of financial condition as of September 30, 2017 and December 31, 2016. As of September 30, 2017, the Company had $33.0 million of available SBIC leverage capacity.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

4. Financing  – (continued)

GLC Trust 2013-2 Notes

On July 18, 2014, GARS completed a $39.2 million term debt securitization and the notes offered thereby (the “GLC Trust 2013-2 Notes”) collateralized by the GLC Trust 2013-2 consumer loan portfolio. GLC Trust 2013-2 Notes consisted of $36.9 million of Class A Notes (“GLC Trust 2013-2 Class A Notes”) and $2.3 million of Class B Notes (“GLC Trust 2013-2 Class B Notes”). As of September 30, 2017, GARS has retained all of the GLC Trust 2013-2 Class B Notes, which are eliminated in consolidation.

The GLC Trust 2013-2 Class A Notes bear interest at 3.00% per annum and are scheduled to mature on July 15, 2021. The proceeds of the GLC Trust 2013-2 Notes were used to refinance the $10.0 million revolving credit facility with Capital One, N.A. which was fully paid down and terminated concurrent with the issuance of the GLC Trust 2013-2 Notes.

The fair value of the GLC Trust 2013-2 Notes approximated the carrying value on the consolidated statements of financial condition as of September 30, 2017 and December 31, 2016, respectively.

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

If these tests are not satisfied with respect to a monthly payment date and are not cured within 45 days, an event of default will be deemed to have occurred and the GLC Trust 2013-2 Notes will become immediately due and payable, in accordance with the terms of the indenture. As of both September 30, 2017 and December 31, 2016, all of the coverage tests were met.

Deferred Debt Issuance Costs and other Fees

In connection with the issuance of our various debt instruments, GARS incurred aggregate fees in the amount of $6.2 million which consisted of facility fees, rating agency fees, legal fees and other costs. Costs incurred in connection with the issuance of the Company’s debt instruments are included as a reduction to the carrying amount of the related liability on the consolidated statements of financial condition and will be amortized over the stated maturity of the respective loans, with $4.2 million and $4.5 million of deferred debt issuance costs and discounts on notes payable remaining as of September 30, 2017 and December 31, 2016, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

4. Financing  – (continued)

In the ordinary course of operations, the Company incurs fees and costs as part of the execution and refinancing of our various debt instruments. These costs typically represent facility fees, rating agency fees and other legal costs incurred in connection to our CLOs and consist of a 1.00% fee on commitments received, as well as a 2.00% leverage fee, a 0.375% underwriting fee and a 0.05% administrative fee on our SBA Borrowings. Deferred debt issuance costs are included on the consolidated statements of financial condition as a reduction to the carrying amount of the related liability with the exception of those costs associated with our revolving credit facilities, which are included within other assets on our consolidated statement of financial condition. The deferred debt issuance costs will be amortized over the stated maturity of the debt liability to which they relate. As of September 30, 2017, $4.2 million of deferred debt issuance costs and discounts on notes payable remained on our consolidated statement of financial position and was comprised of $2.7 million of costs related to the 2016-2 CLO, $1.4 million of costs related to our SBA Borrowings and $0.1 million of costs related to the GLC Trust 2013-2 Notes. As of December 31, 2016, $4.5 million of deferred debt issuance costs and discounts on notes payable remained on our consolidated statement of financial position and was comprised of $2.9 million of costs related to our CLOs, $1.5 million of costs related to our SBA Borrowings and $0.1 million of costs related to the GLC Trust 2013-2 Notes.

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

GARS entered into an investment advisory agreement (the “Investment Advisory Agreement”) with the Investment Adviser, most recently amended and restated on May 3, 2017, which entitles the Investment Adviser to a management fee and an incentive fee, both of which are described further below.

On May 3, 2017, the Company entered into the fourth amended and restated investment advisory agreement (the “Fourth Amended and Restated Investment Advisory Agreement”) with the Investment Adviser following approval of the agreement by the Company’s stockholders at the annual meeting of stockholders. The Fourth Amended and Restated Investment Advisory Agreement, which is effective beginning as of May 3, 2017, (i) reduced the management fee from an annual rate of 1.75% to an annual rate of 1.50% of the Company’s gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds, payable quarterly in arrears and (ii) reduced the hurdle rate for the income component of the incentive fee from 2.00% per quarter (8.00% annualized) to 1.75% per quarter (7.00% annualized).

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

5. Related Party Transactions and Other Agreements – (continued)

Management Fee

Under the Fourth Amended and Restated Investment Advisory Agreement, effective May 3, 2017, the Investment Adviser is entitled to a management fee for its services calculated at an annual rate of 1.50% of gross assets, excluding cash and cash equivalents, and cash and cash equivalents, restricted, but including assets purchased with borrowed funds. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper maturing within 270 days of purchase. Under the third amended and restated investment advisory agreement, the management fee was calculated at an annual rate of 1.75% of gross assets, excluding cash and cash equivalents, and cash equivalents, restricted, but including assets purchased with borrowed funds.

The following table details our management fee expenses for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
Management Fees ($ in thousands)	2017	2016	2017	2016
Management fee	$1,374	$1,805	$4,423	$5,479
Management fee waived	—	—	(310)	—
Total management fees, net of waived fees	$1,374	$1,805	$4,113	$5,479

Management fees of $1.4 million and $0.1 million were payable as of September 30, 2017 and December 31, 2016, respectively, and are included in management fee payable on the consolidated statements of financial condition.

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

September 30, 2017

5. Related Party Transactions and Other Agreements – (continued)

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

In addition, under U.S. GAAP, we are required to accrue a capital gains incentive fee based upon the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital gain and loss on investments held at the end of each period. If such amount is positive at the end of a period, then the Company will record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. There were no accrued capital gains incentive fees as of September 30, 2017 and December 31, 2016.

The Investment Advisory Agreement does not permit unrealized capital gains for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital gains, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement (as described above).

Incentive Fee Cap and Deferral Mechanism

We have structured the calculation of the incentive fees to include a fee limitation (the “Incentive Fee Cap and Deferral Mechanism”) such that no incentive fee will be paid to our Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to our Investment Adviser for the period that includes such fiscal quarter and the 11 full preceding fiscal quarters (the “Incentive Fee Look-back Period”) would exceed 20.00% of our Cumulative Pre-Incentive Fee Net Return during the applicable Incentive Fee Look-back Period (the “Incentive Fee Cap”). The “Cumulative Pre-Incentive Fee Net Return” is defined as the sum of (1) pre-incentive fee net investment income, (2) cumulative realized capital gains/(losses), and (3) cumulative unrealized capital gains/(losses) for the Incentive Fee Look-back Period. Prior to April 1, 2016, the Incentive Fee Look-back Period consisted of fewer than 12 full fiscal quarters.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

5. Related Party Transactions and Other Agreements – (continued)

The following table provides a breakdown of our incentive fees for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
Incentive Fees ($ in thousands)	2017	2016	2017	2016
Income-based incentive fees	$837	$—	$1,955	$2,323
Capital gains-based incentive fees	—	—	—	—
Incentive fees subject to cap & deferral mechanism⁽¹⁾	(837)	—	(1,955)	(2,323)
Total incentive fees	$—	$—	$—	$—

(1)

As of September 30, 2017, the Cumulative Pre-Incentive Fee Net Return was $1.9 million during the Incentive Fee Look-back Period. As a result, as of September 30, 2017, aggregate incentive fees payable to the Investment Adviser during the Incentive Fee Look-back Period were capped by the Incentive Fee Cap and Deferral Mechanism at $0.4 million (i.e. 20% of Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period). As of September 30, 2017, an aggregate of $6.9 million had been paid to the Investment Adviser during the Incentive Fee Look-back Period. As a result, no Incentive Fees were payable to the Investment Adviser as of September 30, 2017.

Due to the fact that there is no clawback of amounts previously paid to the Investment Adviser in accordance with the Investment Advisory Agreement, the Company has not recorded a receivable for the $6.5 million difference between amounts paid under the Investment Advisory Agreement in prior quarters and the Incentive Fee Cap based on the Company’s Cumulative Pre-Incentive Fee Net Return as of September 30, 2017.

The $6.5 million difference may be used to reduce future amounts earned by the Investment Adviser. However, as noted above, no incentive fee will be paid to the Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to our Investment Adviser for the Incentive Fee Look-back Period would exceed 20% of our Cumulative Pre-Incentive Fee Net Return during the applicable Incentive Fee Look-back Period. To the extent unrealized capital losses incurred as of September 30, 2017 are reversed within the applicable Incentive Fee Look-back Period, the corresponding increase in our Cumulative Pre-Incentive Fee Net Return may result in the Investment Adviser earning and being paid up to $7.4 million of income based incentive fees which are currently subject to the Incentive Fee Cap.

As of September 30, 2017, the Incentive Fee Look-back Period is in effect through June 30, 2020 and realized and unrealized capital gains and losses and pre-incentive net investment income earned during the three months ended September 30, 2017 will cease to impact the Incentive Fee Cap and Deferral after this date.

The Investment Adviser earned aggregate incentive fees of $0.8 million and $2.0 million for the three and nine months ended September 30, 2017. The Investment Adviser did not earn any aggregate incentive fees for the three months ended September 30, 2016 and earned aggregate incentive fees of $2.3 million for the nine months ended September 30, 2016. However, none of the incentive fees earned for the three and nine months ended September 30, 2017 and September 30, 2016 were payable due to the Incentive Fee Cap. In addition, no incentive fees were payable on the consolidated statements of financial condition as of September 30, 2017 and December 31, 2016 due to the Incentive Fee Cap.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

5. Related Party Transactions and Other Agreements – (continued)

Administration Agreement

GARS entered into an administration agreement, which was effective as of October 9, 2012 (the “Administration Agreement”), with GARS Administrator. Under the Administration Agreement, the GARS Administrator provides the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as the GARS Administrator, subject to review by the Board, from time to time determines to be necessary or useful to perform its obligations under the Administration Agreement. The GARS Administrator is responsible for the financial and other records that the Company is required to maintain and prepares reports to stockholders, and reports and other materials filed with the SEC. The GARS Administrator provides on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance. No managerial assistance was provided to any portfolio companies for the three and nine months ended September 30, 2017 and September 30, 2016.

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

GLC Trust 2013-2 entered into the GLC Trust 2013-2 Administration Agreement with GARS Administrator, and fees incurred under this agreement are included in total administrator expenses presented on the consolidated statement of operations.

Administrator charges for the three and nine months ended September 30, 2017 were $0.3 million and $0.9 million, respectively. Administrator charges for the three and nine months ended September 30, 2016 were $0.3 million and $1.0 million, respectively. No charges were waived by the GARS Administrator for the three and nine months ended September 30, 2017 and September 30, 2016. As of September 30, 2017, $0.2 million of administration fees were payable to the GARS Administrator. No administration fees were payable to the GARS Administrator as of December 31, 2016.

Directors’ Fees

The Company’s independent directors each receive an annual fee of $75,000. They also receive $2,500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each in-person Board meeting and receive $1,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each in-person committee meeting.

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

For the three and nine months ended September 30, 2017, independent directors earned Directors’ Fees of $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2016, independent directors earned Directors’ Fees of $0.1 million and $0.3 million, respectively.  No Directors’ Fees were payable as of September 30, 2017 and December 31, 2016.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

5. Related Party Transactions and Other Agreements – (continued)

Affiliated Stockholders

As of both September 30, 2017 and December 31, 2016, Garrison Capital Fairchild I Ltd., Garrison Capital Fairchild II Ltd. and Garrison Capital Adviser Holdings MM LLC owned an aggregate of 789,910, or 4.9%, of the total outstanding shares of GARS common stock. As of September 30, 2017, the officers and directors of the Company owned an aggregate of 194,722, or 1.2%, of the total outstanding shares of GARS common stock. As of December 31, 2016, the officers and directors of the Company owned an aggregate of 140,471, or 0.9%, of the total outstanding shares of GARS common stock.

Other Agreements

Garrison Loan Agency Services LLC acts as the administrative and collateral agent for certain loans held by the Company. No fees were paid by the Company to Garrison Loan Agency Services LLC during the three and nine months ended September 30, 2017 and September 30, 2016.

The Company may invest alongside other clients of the Investment Manager and its affiliates in certain circumstances where doing so is consistent with applicable law, SEC staff interpretations and the terms of our exemptive relief.

For certain expenses, the GARS Administrator facilitates payments by GARS to third parties through the Investment Adviser or other affiliate. Other than the amount of expenses paid to third parties and fees payable under the Investment Advisory Agreement, no additional charges or fees are assessed by the GARS Administrator, the Investment Adviser or other affiliates.

GARS entered into a custody agreement with Deutsche Bank Trust Company Americas to act as custodian for GARS. The Custodian is also the trustee of the 2016-2 CLO and the custodian for Garrison SBIC.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

6. Financial Highlights

The following table represents financial highlights for the Company for the nine months ended September 30, 2017 and September 30, 2016:

Per share data ($ in thousands, except share and per share amounts)	September 30, 2017	September 30, 2016
Net asset value per common share at beginning of period	$12.42	$13.98
Increase/(decrease) in net assets from operations:
Net investment income	0.81	0.87
Net realized gain/(loss) on investments	0.04	(1.83)
Net unrealized (loss)/gain on investments	(0.69)	0.49
Net increase/(decrease) in net assets from operations	0.16	(0.47)
Stockholder transactions
Repurchase of common stock	—	0.07
Distributions from net investment income	(0.84)	(1.05)
Total stockholder transactions	(0.84)	(0.98)
Net asset value per common share at end of period	$11.74	$12.53

Per share market value at beginning of period	$9.35	$12.17
Per share market value at end of period	$8.43	$10.25
Total book return⁽¹⁾	1.29%	(2.86)%
Total market return⁽²⁾	(0.93)%	(6.82)%
Common shares outstanding at beginning of period	16,049,352	16,507,594
Common shares outstanding at end of period	16,049,352	16,049,352
Weighted average common shares outstanding	16,049,352	16,183,615
Net assets at beginning of period	$199,408	$230,710
Net assets at end of period	$188,435	$201,048
Average net assets⁽³⁾	$191,194	$218,838
Ratio of net expenses to average net assets⁽⁴⁾	9.74%	11.15%
Ratio of net investment income to average net assets⁽⁴⁾	9.04%	9.14%
Ratio of portfolio turnover to average investments at fair value⁽⁵⁾	28.92%	22.99%
Asset coverage ratio⁽⁶⁾	212.28%	200.60%
Average outstanding debt⁽⁷⁾	$202,790	$225,743
Average debt per common share	$12.64	$14.07

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
(4)

For the nine months ended September 30, 2017, $2.0 million of income-based incentive fees were capped as a result of the Incentive Fee Cap and Deferral Mechanism and $0.3 million of management fees were irrevocably waived. Had these management fees not been waived and incentive fees been earned, the ratio of net investment income to average net assets and the ratio of net expenses to average net assets would have been 7.51% and 11.27%, respectively.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

7. Earnings per Share

The following table sets forth the computation of the net increase/(decrease), in net assets per share resulting from operations, pursuant to FASB ASC 260, Earnings per Share, for the nine months ended September 30, 2017 and September 30, 2016:

	Nine Months Ended	Nine Months Ended
($ in thousands, except per share data)	September 30, 2017	September 30, 2016
Net increase/(decrease) in net asset resulting from operations	$2,509	$(7,664)
Basic weighted average shares outstanding	16,049,352	16,183,615
Basic earnings/(loss) per share/unit	$0.16	$(0.47)

8. Stockholders’ Equity

Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table reflects the cash distributions declared on common stock for the nine months ended September 30, 2017 and September 30, 2016:

Record Dates ($ in thousands except per share data)	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
Nine Months Ended September 30, 2017
September 8, 2017	August 1, 2017	September 22, 2017	$4,495	$0.28
June 9, 2017	May 2, 2017	June 23, 2017	4,492	0.28
March 23, 2017	February 28, 2017	March 30, 2017	4,495	0.28
			$13,482	$0.84

Record Dates ($ in thousands except per share data)	Board Approval Date	Payment Date	Distribution Declared	Distribution Declared per Share
Nine Months Ended September 30, 2016
September 9, 2016	August 2, 2016	September 23, 2016	$5,617	$0.35
June 10, 2016	May 2, 2016	June 24, 2016	5,655	0.35
March 8, 2016	February 24, 2016	March 28, 2016	5,685	0.35
			$16,957	$1.05

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

Dividend Reinvestment Plan

The Company adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if the Board declares a cash dividend or other distribution, then our stockholders who have not ‘opted out’ of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, which may be newly issued shares or shares acquired by American Stock Transfer & Trust Company, LLC (“AST”), the transfer and dividend paying agent and registrar to GARS, through open-market purchases, rather than receiving the cash distribution. As of September 30, 2017 and December 31, 2016, no new shares were issued pursuant to the dividend reinvestment plan.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2017

8. Stockholders’ Equity – (continued)

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

Stock Repurchase Program

On October 5, 2015, GARS adopted a share repurchase plan that provided for repurchase of up to $10.0 million of its common stock at prices below GARS' net asset value per share as reported in its most recent financial statements. Under the repurchase program, GARS could, but was not obligated to, repurchase shares of its outstanding common stock in the open market or in privately negotiated transactions from time to time. Repurchases by GARS complied with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended, and any applicable requirements of the 1940 Act. The repurchase program terminated in accordance with its terms on October 5, 2016. GARS' net asset value per share was increased by approximately $0.10 as a result of the aggregate share repurchases.

	Nine Months Ended	Year Ended
($ in thousands, except per share data)	September 30, 2017	December 31, 2016
Dollar amount repurchased	$-	$5,041
Shares repurchased	-	458,242
Average price per share	$-	$11.00
Weighted average discount to net asset value	-	(20.14)%

9. Commitments and Contingencies

The Company had outstanding commitments to fund investments totaling $5.4 million and $4.8 million under various undrawn revolvers and other credit facilities as of September 30, 2017 and December 31, 2016, respectively.

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

September 30, 2017

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

	Nine Months Ended September 30, 2017
Portfolio Company	Fair value at December 31, 2016	Purchases (cost)	Redemptions (cost)	Sales (cost)	Transfer in/ (out) (cost)	Discount accretion	Net unrealized losses	Fair value at September 30, 2017	Net realized gains / (losses)	Interest and fee income	Dividend income
Non-control affiliate investments
Speed Commerce Operating Company LLC⁽¹⁾	$3,103	$148	$—	$—	$—	$—	$(3,251)	$—	$—	$148	$—
Speed Commerce Investment Partners LLC	—	—	—	—	—	—	—	—	—	—	—
Total non-control affiliate investments	$3,103	$148	$—	$—	$—	$—	$(3,251)	$—	$—	$148	$—

(1)	Comprised of two investments, including the Closing Date Term Loan and Delayed Draw Term Loan.

11. Subsequent Events

There have been no events since September 30, 2017 that require recognition or disclosure in the consolidated financial statements.

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

Our investment objective is to generate current income and capital appreciation through direct loans and debt investments in U.S. based middle-market companies. Our loans and debt investments are primarily first lien senior secured loans (including "unitranche" loans, which are loans that combine the characteristics of both senior and subordinated debt, generally in a first lien position). We also may, to a lesser extent, invest in subordinated and mezzanine debt, unsecured consumer loans and equity investments. Our goal is to generate attractive risk-adjusted returns by assembling a broad portfolio of investments.

Our investment activities are managed by our Investment Adviser. The six member investment committee of our Investment Adviser is comprised of Joseph Tansey, Brian Chase, Mitch Drucker, Susan George, Robert Chimenti and Joshua Brandt. Our Investment Adviser is responsible for sourcing potential investments, conducting research and diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. Under an investment advisory agreement with the Investment Adviser, or the Investment Advisory Agreement, we pay a management fee and an incentive fee to our Investment Adviser for its services. Garrison Capital Administrator LLC, or the Administrator, provides certain administrative services and facilities necessary for us to operate, including office facilities and equipment and clerical, bookkeeping and record-keeping services, pursuant to an administration agreement, or the Administration Agreement. The Administrator oversees our financial reporting and prepares our reports to stockholders and reports required to be filed with the SEC.

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

As of September 30, 2017, we held investments in 61 portfolio companies with a fair value of $359.1 million, including investments in 43 portfolio companies held through the 2016-2 CLO. The investments held by the 2016-2 CLO as of September 30, 2017 consisted of senior secured loans fair valued at $262.4 million and related indebtedness of $164.5 million. The investments held by the 2016-2 CLO (held at fair value), together with cash and other assets held by the CLO, equaled approximately $278.5 million as of September 30, 2017. As of September 30, 2017, our portfolio had an average investment size of approximately $5.7 million, a weighted average yield on debt investments of 10.4% and a weighted average contractual maturity of 36 months. Weighted average yield is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

As of December 31, 2016, we held investments in 57 portfolio companies with a fair value of $376.7 million, including investments in 41 portfolio companies held through the 2016-2 CLO. The investments held by the 2016-2 CLO as of December 31, 2016 consisted of senior secured loans fair valued at $260.2 million and related indebtedness of $164.3 million. As of that date, the investments held by the 2016-2 CLO (held at fair value), together with cash and other assets held by the 2016-2 CLO, equaled approximately $275.6 million. As of December 31, 2016, our portfolio had an average investment size of approximately $6.2 million, a weighted average yield on debt investments of 10.9% and a weighted average contractual maturity of 37 months.

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

Expenses

Our primary operating expenses include the payment of (1) the management fee and incentive fee to the Investment Adviser under the Investment Advisory Agreement; (2) the allocable portion of overhead to the Administrator under the Administration Agreement; (3) the interest expense on our outstanding debt, if any; and (4) our other operating costs, as detailed below. We bear all other costs and expenses of our operations and transactions, including:

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

Recent Developments

On November 1, 2017 the board of directors, or the Board, declared a distribution in the amount of $4.5 million, or $0.28 a share, which will be paid on December 22, 2017 to stockholders of record as of December 8, 2017.

Consolidated Results of Operations

The results of operations described below may not be indicative of the results we report in future periods. Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized gains and losses. As a result, quarterly comparisons of net income may not be meaningful.

Consolidated operating results for the three and nine months ended September 30, 2017 and September 30, 2016 are as follows:

	Three Months Ended			Nine Months Ended
($ in thousands, except per share data)	September 30, 2017	September 30, 2016	Three Months Variance	September 30, 2017	September 30, 2016	Nine Months Variance
Net investment income	$4,185	$2,537	$1,648	$12,959	$14,152	$(1,193)
Total investment income	8,903	11,105	(2,202)	26,931	33,298	(6,367)
Total expenses	4,718	8,568	(3,850)	13,972	19,146	(5,174)
Net realized (loss)/gain on investments	(30)	(11,182)	11,152	573	(29,592)	30,165
Net change in unrealized gain/(loss) on investments	267	7,557	(7,290)	(11,023)	7,776	(18,799)
Net increase/(decrease) in net assets resulting from operations	4,422	(1,088)	5,510	2,509	(7,664)	10,173

Net investment income per share	0.26	0.16	0.10	0.81	0.87	(0.06)
Net realized/unrealized gain/(loss) from investments per share	0.01	(0.23)	0.24	(0.65)	(1.34)	0.69
Net earnings/(loss) per share	0.27	(0.07)	0.34	0.16	(0.47)	0.63
Net asset value per share	11.74	12.53	(0.79)	11.74	12.53	(0.79)

Net Investment Income

Net investment income for the three and nine months ended September 30, 2017 was $4.2 million and $13.0 million, respectively. Net investment income for the three and nine months ended September 30, 2016 was $2.5 million and $14.2 million, respectively. As described below under “Investment Income” and “Expenses”, net investment income increased by $1.6 million for the three months ended September 30, 2017 from the three months ended September 30, 2016, and decreased by $1.2 million for the nine months ended September 30, 2017 from the nine months ended September 30, 2016, respectively.

Investment Income

Investment income for the three and nine months ended September 30, 2017 was $8.9 million and $26.9 million, respectively. Investment income for the three and nine months ended September 30, 2016 was $11.1 million and $33.3 million, respectively. Investment income decreased by $2.2 million for the three months ended September 30, 2017 from the three months ended September 30, 2016 due to a decrease in interest income and other income in the amounts of $2.0 million and $0.2 million, respectively. The decrease in interest income was largely driven by our non-performing assets and lower investment yields during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The decrease in other income was primarily driven by fewer prepayment and amendment fees recognized during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. Investment income decreased by $6.4 million for the nine months ended September 30, 2017 from the nine months ended September 30, 2016 due to a decrease in interest income in the amount of $6.7 million offset by an increase in other income of $0.3 million. The decrease in interest income was largely driven by our non-performing assets and lower investment yields during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase in other income was primarily driven by prepayment fees recognized during the nine months ended September 30, 2017.

Expenses

Total expenses for the three and nine months ended September 30, 2017 were $4.7 million and $14.0 million, respectively. Total expenses for the three and nine months ended September 30, 2016 were $8.6 million and $19.1 million, respectively.

The following table summarizes our expenses, excluding the loss on refinancing of the secured notes, for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended			Nine Months Ended
($ in thousands)	September 30, 2017	September 30, 2016	Three Months Variance	September 30, 2017	September 30, 2016	Nine Months Variance
Interest Expense	$2,220	$3,665	$(1,445)	$6,483	$7,751	$(1,268)
Management fee (net of waivers)	1,374	1,805	(431)	4,113	5,479	(1,366)
Professional fees	255	357	(102)	596	1,079	(483)
Directors' fees	77	91	(14)	236	304	(68)
Administrator expenses	305	311	(6)	893	1,025	(132)
Other expenses	487	511	(24)	1,651	1,680	(29)
Total expenses	$4,718	$6,740	$(2,022)	$13,972	$17,318	$(3,346)

Interest expense decreased $1.4 million and $1.3 million for the three and nine months ended September 30, 2017, respectively, from the three and nine months ended September 30, 2016, primarily due to the acceleration of deferred financing costs, as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470, Debt, in association with the refinancing of the Garrison Funding 2013-2 Ltd. collateralized loan obligation. Refer to Note 4 of our consolidated financial statements for additional disclosure regarding the refinancing.

Management fees decreased by $0.4 million and $1.4 million for the three and nine months ended September 30, 2017, respectively, from the three and nine months ended September 30, 2016, primarily due to a reduction in our management fee rate and the irrevocable waiver of certain fees during the nine months ended September 30, 2017. Refer to Note 5 of our consolidated financial statements for additional disclosures regarding fee waivers.

Professional fees decreased by $0.1 million and $0.5 million for the three and nine months ended September 30, 2017, respectively, from the three and nine months ended September 30, 2016, primarily driven by lower consulting and legal fees.

Administrator fees decreased by $0.1 million for the nine months ended September 30, 2017 from the nine months ended September 30, 2016, primarily due to lower staffing overhead.

Net Realized (Loss)/Gain and Unrealized (Loss)/Gain on Investments

There were no material realized gains or losses for the three months ended September 30, 2017. We realized net gains of $0.6 million for the nine months ended September 30, 2017 and $11.2 million and $29.6 million of net realized losses for the three and nine months ended September 30, 2016, respectively.

The net realized losses for the three months ended September 30, 2016 were primarily driven by a $11.1 million loss on BFN Operations LLC and $0.3 million of realized losses in the GLC Trust 2013-2’s consumer loan portfolio.  This was partially offset by $0.2 million of gains from full repayments of Connexity Inc., HC Cable OpCo, LLC and Vistronix, LLC.

Net realized losses for the nine months ended September 30, 2016 were primarily driven by a $12.6 million loss on Speed Commerce Inc., a $11.1 million loss on BFN Operations LLC, a $5.8 million loss on Forest Park Medical Center at Fort Worth and $1.0 million of realized losses in the GLC Trust 2013-2’s consumer loan portfolio. This was partially offset by a $0.3 million gain on Ellman International, Inc. and $0.6 million of gains from the partial and full repayment and sales of other portfolio investments.

For the three and nine months ended September 30, 2017, the net change in unrealized gain and loss on investments was $0.3 million and $11.0 million, respectively.

The net change in unrealized gain from investments for the three months ended September 30, 2017 of $0.3 million was driven primarily by a positive fair value adjustment on our investment in Sprint Industrial Holdings of $0.5 million and the reversal of an unrealized loss of $0.3 million on our investment in Raymond Express International. This was offset by a negative fair value adjustment on our preferred equity investment in Prosper Marketplace of $0.6 million.

The net change in unrealized loss for the nine months ended September 30, 2017 of $11.0 million was driven primarily by negative fair value adjustments on our investments in Walnut Hill Physicians Hospital, Speed Commerce Operating Company, Badlands Production Company and Prosper Marketplace investments in the amounts of $4.3 million, $3.3 million, $2.7 million and $1.4 million, respectively. These fair value adjustments were the result of decreases in our expected recoveries on these investments and were offset by an aggregate $0.7 million of positive fair value adjustments across our remaining portfolio.

For the three and nine months ended September 30, 2016, the net change in unrealized gain on investments was $7.6 million and $7.8 million, respectively.

The net change in unrealized gain for the three months ended September 30, 2016 was primarily driven by the reversal of prior period unrealized losses on BFN Operations LLC of $11.1 million. In addition, we recognized positive fair value adjustments of $0.9 million on our syndicated credits and $0.3 million on Provo Craft Holdings, LLC. This was offset by $4.5 million of aggregate negative credit-related adjustments driven primarily by Badlands Productions Company, Forest Park Medical Center at San Antonio, Rooster Energy Inc. and SC Academy Holdings, Inc. and $0.2 million of negative market related markdowns on our preferred equity investment in Prosper Marketplace.

The net change in unrealized gain for the nine months ended September 30, 2016 was driven primarily by the reversal of prior period unrealized losses on the Speed Commerce, Inc. BFN Operations LLC and Forest park Medical Center at Fort Worth investments in the amounts of $9.8 million, $5.3 million and $1.8 million, respectively. This was offset by a $6.5 million of aggregate negative credit-related adjustments on our investments in Badlands Productions Company, Forest Park Medical Center at San Antonio, SC Academy Holdings, Inc. and Rooster Energy Inc., aggregate adjustments of $0.3 million on our investments in Badlands Production Company and Rooster Energy Inc. and a net $2.3 million of negative market-related adjustments. These market-related adjustments were primarily driven by our preferred equity investment in Prosper Marketplace and our syndicated loan credits.

Net Increase/(Decrease) in Net Assets from Operations

We had a net asset value per common share outstanding on September 30, 2017 of $11.74. We had a net asset value per common share outstanding on December 31, 2016 of $12.42.

Based on basic weighted average shares outstanding of 16,049,352, the net decrease in net assets from operations per share for the nine months ended September 30, 2017 was $0.16. This decrease was primarily driven by net change in unrealized losses from investments during the nine months ended September 30, 2017.

Based on basic weighted average shares outstanding of 16,183,615, the net decrease in net assets from operations per share for the nine months ended September 30, 2016 was $0.47.

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

As of September 30, 2017 and December 31, 2016, we had cash of $14.7 million and $10.4 million, respectively. Also, as of September 30, 2017 and December 31, 2016, we had restricted cash of $14.6 million and $12.6 million, respectively.

In addition to proceeds from public and private offerings of our debt and equity securities, we have identified seven portfolio companies with a total par value of $20.5 million and a fair value of $20.0 million which we view as transitory investments. Transitory investments are generally those investments that we view as an additional source of liquidity that we are able to sell in order to fund investments that fit our core investment strategy. These transitory investments are generally at the lower end of our target portfolio yield range.

Our primary use of funds from operations includes investments in portfolio companies, cash distributions to holders of our common stock, payments of interest on our debt, and payments of fees and other operating expenses we incur. We believe that our existing cash and cash equivalents, available borrowings and our transitory portfolio as of September 30, 2017 will be sufficient to fund our anticipated funding requirements through at least September 30, 2018.

On August 1, 2017 the Board approved a distribution in the amount of $4.5 million, or $0.28 a share, which was paid on September 22, 2017 to stockholders of record as of September 8, 2017.

During the nine months ended September 30, 2017, cash increased by $4.3 million as a result of net cash provided by operating activities of $22.0 million, offset by net cash used in financing activities in the amount of $17.7 million.

During the nine months ended September 30, 2017, cash provided by operating activities resulted mainly from net investment income in the amount of $13.0 million and the net repayments of investments in the amount of $8.1 million. Net cash used in financing activities resulted from cash distributions in the amount of $13.5 million and repayment of the GLC Trust 2013-2 Class A notes in the amount of $4.2 million.

During the nine months ended September 30, 2016, cash decreased by $18.3 million as a result of net cash used by financing activities in the amount of $21.6 million offset by net cash provided by operating activities of $3.3 million.

During the nine months ended September 30, 2016, cash provided by operating activities resulted mainly from net investment income in the amount of $14.2 million, repayments and sales of investments in the amount of $67.8 million and $27.0 million, respectively, an increase in due from counterparties of $1.5 million, and a decrease in accrued interest receivable of $1.7 million, offset by purchases of investments of $99.9 million, realized losses from investments in the amount of $29.6 million, a decrease in restricted cash of $10.8 million, and a change in unrealized gain of $7.8 million. Net cash used in financing activities resulted from cash distributions in the amount of $17.0 million, repurchases of common stock in the amount of $5.0 million, repayment of the 2013-2 CLO senior secured revolving notes in the amount of $10.0 million, repayment of the GLC Trust 2013-2 Class A notes in the amount of $8.8 million and debt issuance costs of $2.4 million, offset by proceeds from the Garrison SBIC borrowings in the amount of $15.7 million and borrowings on the 2016-2 CLO term note of $6.0 million.

As of September 30, 2017 and December 31, 2016, we had $5.4 million and $4.8 million, respectively, of unfunded commitments with a negative fair value of $0.1 million and $0.1 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2017 and December 31, 2016, respectively, subject to the terms of each loan’s respective credit agreement.

Subject to leverage and borrowing base restrictions, as of September 30, 2017 and December 31, 2016, we had approximately $20.6 million and $25.0 million, respectively, available for additional borrowings under our senior secured revolving notes of the 2016-2 CLO, $33.0 million of available small business investment company, or SBIC, leverage and no available borrowings under the GLC Trust 2013-2 Revolver.

Portfolio Composition and Select Portfolio Information

As of September 30, 2017, we held investments in 61 portfolio companies with a fair value of $359.1 million. As of September 30, 2017, our portfolio had an average investment size of approximately $5.7 million, a weighted average yield on debt investments of 10.4% and a weighted average contractual maturity of 36 months.

The following table shows select information of our portfolio for the periods from September 30, 2017 to September 30, 2016.

Portfolio characteristics ($ in millions, % based on fair market value)*	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Total fair market value	$359.1	$359.9	$358.7	$376.7	$400.9
Number of portfolio companies	61	62	62	58	64
Average investment size⁽¹⁾	$5.7	$5.7	$5.7	$6.2	$5.9
Weighted average yield⁽²⁾	10.4%	10.2%	10.8%	10.9%	11.2%
Weighted average price⁽¹⁾	92.3	92.2	92.9	95.0	95.3
First lien senior secured	97.8%	97.4%	97.1%	96.6%	93.9%
Second lien & mezzanine/subordinated	—%	—%	—%	—%	1.9%
Consumer loans	0.8%	1.0%	1.3%	1.8%	2.2%
Equity & other	1.4%	1.6%	1.6%	1.6%	2.0%
Core	94.4%	91.8%	93.5%	97.3%	93.9%
Transitory	5.6%	8.2%	6.5%	2.7%	6.1%
Originated⁽³⁾	48.6%	47.6%	52.6%	53.0%	57.0%
Club⁽⁴⁾	20.0%	21.0%	18.8%	27.0%	25.8%
Purchased	31.4%	31.4%	28.6%	20.0%	17.2%
Floating⁽¹⁾	99.1%	99.0%	98.9%	96.8%	94.9%
Fixed⁽¹⁾	0.9%	1.0%	1.1%	3.2%	5.1%
Performing⁽¹⁾	96.7%	96.7%	97.1%	97.5%	99.3%
Non-accrual⁽¹⁾	3.3%	3.3%	2.9%	2.5%	0.7%
Weighted average debt/EBITDA⁽¹⁾⁽²⁾⁽⁵⁾	3.8	x	3.8	x	3.7	x	3.6	x	3.7	x
Weighted average risk rating⁽¹⁾	2.6	2.7	2.6	2.5	2.6

(1)	Excludes consumer loans and equity investments.
(2)	Excludes investments with a risk rating of 4, unfunded revolvers, non-accrual investments and equity investments.
(3)	Originated positions include investments where we have sourced and led the execution of the deal.
(4)	Club positions include investments where we provided direct lending to a borrower with one or two other lenders but did not lead the deal.
(5)

Excludes non-operating portfolio companies, which we define as those loans collateralized by proved developed producing value, or PDP, real estate or other hard assets. PDPs are proven revenues that can be produced with existing wells. As of September 30, 2017, non-operating portfolio companies with an aggregate $52.9 million of par value and $30.9 million of fair value were excluded.

* Table excludes positions with a fair market value of zero, except for the number of portfolio companies.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2017 and December 31, 2016, we had $5.4 million and $4.8 million of outstanding commitments to fund such investments, respectively. As of September 30, 2017 and December 31, 2016, we had $29.3 million and $22.9 million, respectively, of cash and restricted cash.

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

The following table shows the distribution of our investments on the 1 to 4 investment risk scale at fair value, excluding our interest in GLC Trust 2013-2 and equity investments, as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017		As of December 31, 2016
($ in thousands)	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Risk Rating 1	$9,000	2.5%	$34,695	9.5%
Risk Rating 2	154,431	44.0	152,762	42.0
Risk Rating 3	175,625	50.0	163,854	45.0
Risk Rating 4	12,216	3.5	12,649	3.5
	$351,272	100.0%	$363,960	100.0%

The weighted average risk rating of the portfolio increased to 2.6 as of September 30, 2017 from 2.5 as of December 31, 2016 as a result of the repayments of investments with a risk rating of one.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2017 is as follows:

	Payments Due by Period
($ in thousands)	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
2016-2 CLO Facility	$—	$—	$—	$167,000	$167,000
GLC Trust 2013-2 Class A Note	—	—	830	—	830
SBIC Borrowings	—	—	—	37,000	37,000
Total contractual obligations	$—	$—	$830	$204,000	$204,830

We have certain contracts under which we have material future commitments. Under the Investment Advisory Agreement, the Investment Adviser provides us with investment advisory and management services. We have agreed to pay for these services (1) a management fee equal to a percentage of the average adjusted value of our gross assets and (2) an incentive fee based on our performance.

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

Market comparable companies – This valuation technique determines the total enterprise value of a company by assessing the expected multiple that a market participant would apply to that company’s earnings before interest, taxes, depreciation and amortization, revenue or other collateral that secures the investment. These valuation multiples are typically determined based on reviewing market comparable transactions or other comparable publicly traded companies, if any. The resulting enterprise value will dictate whether or not the Company’s debt investment has adequate enterprise value coverage. In instances where the enterprise value is inadequate, the market comparable companies approach may be used to estimate a recovery value for our credit-impaired debt investments. The Company generally also uses this approach for its equity investments.

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

The Company accrues interest income if it expects that ultimately it will be able to collect such income. Generally, when a payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments or principal payments, the Investment Adviser will place the loan on non-accrual status and the Company will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, the Company remains contractually entitled to this interest.

The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. As of September 30, 2017, the Company had investments in five portfolio companies that were placed on non-accrual status. As of December 31, 2016, the Company had investments in two portfolio companies that were placed on non-accrual status.

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

Certain investments may have contractual payment-in-kind (“PIK”) interest. PIK represents accrued interest that is added to the principal amount of the investment on the respective interest payment dates instead of being paid in cash and generally becomes due at maturity of the investment or upon the investment being called by the issuer.

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

Assuming that the interim and unaudited consolidated statement of financial condition as of September 30, 2017 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	(Decrease)/increase	(Decrease)/increase	Net increase
Change in interest rates ($ in thousands)	in interest income	in interest expense	in investment income
Down 25 basis points	$(619)	$(355)	$(264)
Up 50 basis points	1,867	736	1,131
Up 100 basis points	3,543	1,446	2,097
Up 200 basis points	6,912	2,866	4,046
Up 300 basis points	10,315	4,286	6,029

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

Garrison Capital Inc.

Dated: November 7, 2017	By	/s/ Joseph Tansey

Joseph Tansey
Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2017	By	/s/ Brian Chase

Brian Chase
Chief Financial Officer
(Principal Financial and Accounting Officer)