Form 10-K
period 2017-12-31
Garrison Capital Inc.
filed 2018-03-06
CIK 1509892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2017 based on the closing price on June 30, 2017 of $8.26 on the NASDAQ Global Select Market was approximately $124.1 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 16,049,352 shares of the registrant’s common stock outstanding as of March 2, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2018 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2017.

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
•

“2016-2 CLO” refers to the $300.0 million collateralized loan obligation completed on September 29, 2016 in which Garrison Funding 2016-2 Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands, and Garrison Funding 2016-2 LLC, a Delaware limited liability company and wholly-owned subsidiary of Garrison Funding 2016-2 Ltd., which we refer to collectively as “GF 2016-2”;

•	“2013-2 CLO” refers to the $350.0 million collateralized loan obligation completed on September 25, 2013;
•	“the CLOs” refers to the 2013-2 CLO and 2016-2 CLO collectively, refer to Notes 1 and 7 of our consolidated financials for additional disclosures around our CLOs;
•	“GLC Trust 2013-2” refers to GLC Trust 2013-2, a Delaware statutory trust;
•

“GARS Equity Holdings Entities”, “Walnut Hill II LLC”, “Forest Park II LLC” and “Garrison Capital PL Holdings LLC” refer to limited liability companies formed for the purpose of holding minority equity investments, a senior secured equipment loan, a first lien equipment loan and our consumer loan portfolio, respectively;

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

Item 1. Business

GENERAL

Our Company

We are an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for tax purposes we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, and intend to qualify annually for such treatment. Our shares are currently listed on The Nasdaq Global Select Market under the symbol “GARS”. We are organized as a holding company and conduct our business primarily through our various subsidiaries. We comply with the provisions of the 1940 Act, including those governing investment policies, capital structure, leverage, affiliated transactions and the custody of assets, on a consolidated basis with our subsidiaries, including the 2016-2 CLO.

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

Garrison Capital Advisers is an affiliate of Garrison Investment Group. Garrison Capital Advisers has entered into a staffing agreement, or the Staffing Agreement, with Garrison Investment Group. See “Business — Staffing Agreement” for a discussion of the Staffing Agreement. We believe that the Staffing Agreement provides our Investment Adviser with access to investment opportunities, which we refer to in the aggregate as deal flow, generated by Garrison Investment Group in the ordinary course of its business and commits certain Garrison Investment Group employees to serve as members of our investment committee. Garrison Investment Group has conducted due diligence on more than 500 middle-market companies since July 2007.

An affiliate of Garrison Capital Advisers, the Administrator, provides the administration services necessary for us to operate. See “Business — Administration Agreement” for a discussion of the fees and expenses we are required to reimburse to the Administrator.

Garrison Investment Group

Garrison Investment Group is an alternative investment and asset management firm founded in March 2007. As of December 31, 2017, Garrison Investment Group had approximately $3.3 billion of committed and invested capital under management and a team of 71 employees, including 38 investment professionals. Garrison Investment Group is headquartered in New York, New York. Garrison Investment Group opportunistically invests in debt and equity, primarily in the areas of corporate finance, real estate finance and structured finance.

Since the formation of Garrison Investment Group, Mr. Joseph Tansey and his team of investment professionals, including Brian Chase, Mitch Drucker, Susan George, Robert Chimenti, Joshua Brandt and Allison Adornato, have been investors and lenders to middle-market companies. These investment professionals have significant experience investing in a broad range of industries and types of debt over the course of several economic cycles.

Before joining Garrison Investment Group, Mr. Tansey was a Managing Director at Fortress Investment Group LLC, or Fortress, and was also a partner of the Drawbridge Special Opportunities Fund, or Drawbridge, one of Fortress’ hybrid hedge funds, from its inception in August 2002 to March 2007. Drawbridge focused primarily on investments in opportunistic debt and equity securities and asset-based transactions. His responsibilities included sourcing, evaluating, structuring, managing and monitoring corporate, structured finance and real estate investments, including both debt and equity. Mr. Tansey has 23 years of investment experience.

Our Investment Committee

All new investments are required to be reviewed by the investment committee of our Investment Adviser, which currently consists of the following seven members: Joseph Tansey, Brian Chase, Mitch Drucker, Susan George, Robert Chimenti, Joshua Brandt and Allison Adornato. As our Investment Adviser adds senior investment professionals, our Investment Adviser may add them to its investment committee. The members of the investment committee are employees or partners of Garrison Investment Group and receive no direct compensation from us or our Investment Adviser.

Our Investment Strategy

Our investment objective is to generate current income and capital appreciation by generally making investments up to $10.5 million primarily in direct loans and debt securities of U.S. based middle-market companies. We may also selectively make investments in amounts larger than $10.5 million across certain portfolio companies. We generally expect that the size of our individual investments will vary proportionately with the size of our capital base. Our goal is to generate attractive risk-adjusted returns by assembling a broad portfolio of investments. The companies to which we typically extend credit to are moderately leveraged, and, excluding investments held in the 2016-2 CLO, do not have their loans rated by national rating agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade. In addition, our investments typically range in maturity from one to six years. However, we may make investments in securities with any maturity or duration.

We invest opportunistically in middle-market loans that we believe have attractive risk adjusted returns. We also, to a lesser extent, make select equity investments in non-investment grade companies and have acquired consumer loans. We expect the majority of our focus to generally be centered upon traditional direct lending but at times will seek to enhance returns by purchasing loans in the secondary market, which purchases we refer to as capital markets activities, and extending credit for certain restructuring of financially troubled companies, which we refer to as special situations. We organize these lending opportunities into three categories.

Traditional Direct Lending.   We focus on direct origination of first lien senior secured loans (including "unitranche" loans, which are loans that combine the characteristics of both senior and subordinated debt, generally in a first lien position). We also may, to a lesser extent, invest in subordinated and mezzanine debt and equity investments. With respect to these loans, we identify lending opportunities through the extensive origination network to which we have access and serve as either sole lender or as a partner with like-minded creditors. We expect that we will typically extend floating-rate, first lien secured term loans, the proceeds of which may be used to refinance existing indebtedness or support acquisitions, growth initiatives, general corporate liquidity or operational turnarounds.

Capital Markets Activities.   We may also acquire loans in the secondary market, which in certain instances maybe at favorable discounts, or seek to refinance outstanding loans through anchoring or co-anchoring a new issuance of debt. We believe the experience of the investment professionals to whom our Investment Adviser has access allows us to react quickly in executing acquisitions of loans in the secondary market on favorable terms and permit us to refinance loans on a streamlined basis.

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

Our Investment Criteria/Guidelines

Our target businesses typically exhibit some or all of the following characteristics:

•	annual earnings before interest, taxes, depreciation and amortization ranging from $5.0 million to over $50.0 million;
•	annual revenue ranging from $75.0 million to over $400.0 million;
•	a U.S. base of operations;

•	an experienced management team executing a long-term growth strategy;
•	discernable downside protection through recurring revenue or strong tangible asset coverage;
•	defensible niche product/service;
•	products and services with distinctive competitive advantages or other barriers to entry;
•	stable and predictable free cash flows;
•	existing indebtedness that may be refinanced on attractive terms;
•	low technology and market risk;
•	strong customer relationships; and
•	low to moderate capital expenditure requirements.

While we believe that the criteria listed above are important in identifying and investing in prospective portfolio companies, not all of these criteria will be met by each prospective portfolio company.

Our Investment Process

Due Diligence.   We believe it is critical to conduct extensive due diligence on investment targets and in evaluating new investments. We, through our Investment Adviser, conduct a rigorous due diligence process that draws from our Investment Adviser’s investment experience, industry expertise and network of contacts. Our Investment Adviser conducts extensive due diligence and performs thorough credit analysis on each potential portfolio company investment. In conducting due diligence, our Investment Adviser uses publicly available information and private information provided by borrowers, their financial sponsors and their advisors. Our Investment Adviser uses its relationships with former and current management teams, consultants, competitors and investment bankers to gain further insights into businesses and industries, generally, and our potential portfolio companies, specifically.

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

Ongoing Monitoring.   We view active portfolio monitoring as a vital part of the investment process. Our Investment Adviser monitors the financial trends of each portfolio company to determine if it is meeting its respective business plan and to assess the appropriate course of action for each company.

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

The following table shows the distribution of our investments on the 1 to 4 investment risk scale at fair value, excluding our interest in GLC Trust 2013-2 and equity investments, as of both December 31, 2017 and December 31, 2016.

	As of December 31, 2017		As of December 31, 2016
($ in thousands)	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Risk Rating 1	$33,643	8.7%	$34,695	9.5%
Risk Rating 2	164,242	42.4	152,762	42.0
Risk Rating 3	185,484	47.8	163,854	45.0
Risk Rating 4	4,111	1.1	12,649	3.5
	$387,480	100.0%	$363,960	100.0%

The weighted average risk rating of the portfolio was 2.4 and 2.5 as of December 31, 2017 and December 31, 2016, respectively, primarily due to the realization of our non-accrual assets which were risk rating 4, as well as ordinary course portfolio activity.

Our Investment Structures

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

We tailor the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages risk while creating incentives for the portfolio company to achieve its business plan and improve its operating results. We typically seek to limit the downside potential of our investments by:

•	generally limiting investments to less than $10.5 million per transaction;
•	maintaining an emphasis on capital preservation;
•	targeting an unlevered annual effective yield on cost between 7% and 11%, excluding any warrants or other equity interests received by us as part of an investment;
•	making investments which afford us a significant capital cushion in the form of junior capital and/or asset coverage as well as adequate lender protections in loan documentation; and
•	selecting investments that our Investment Adviser believes have a low probability of loss.

We expect to hold most of our investments to maturity or repayment but may sell some investments earlier if liquidity events occur, such as a sale, recapitalization or worsening of the credit quality of the portfolio company.

Our Investment Portfolio

As of December 31, 2017, we held investments in 62 portfolio companies with a fair value of $394.7 million, a weighted average yield measured at amortized cost and current fair value of 9.9% and 10.0%, respectively, and a weighted average contractual maturity of 39 months. Weighted average yield measured at amortized cost and fair value are calculated based on the interest expected to be received using the current all-in interest rate, contractual maturity date and either the amortized cost or current fair value of the investment as of the balance sheet date.

As of December 31, 2016, we held investments in 58 portfolio companies with a fair value of $376.7 million, a weighted average yield measured at amortized cost and current fair value of 10.4% and 10.9%, respectively, and a weighted average contractual maturity of 37 months. Weighted average yield measured at amortized cost and fair value are calculated based on the interest expected to be received using the current all-in interest rate, contractual maturity date and either the amortized cost or current fair value of the investment as of the balance sheet date.

The table below is a list of our ten largest portfolio company investments as of December 31, 2017, as a percentage of our total investments at fair value as of such date.

Portfolio Company	Fair Value of Investments	Percentage of Total Investments
($ in thousands)
MXD Group, Inc. (fka Exel Direct Inc.)	$17,049	4.3%
AP Gaming I, LLC	10,018	2.5
Interior Specialists, Inc.	9,832	2.5
CR Brands, Inc.	9,634	2.4
University Furnishings, L.P.	9,500	2.4
RCS Management Corporation (SMS)	9,445	2.4
Specialty Bakers LLC	9,443	2.4
ShelterLogic Corp.	9,356	2.4
Aristech Surfaces LLC	9,336	2.4
QualTek USA, LLC	9,128	2.3
	$102,741	26.0%

The table below is a list of the top ten industries in which we are invested as of December 31, 2017, as a percentage of our total investments at fair value as of such date.

Industry	Fair Value of Investments	Percentage of Total Investments
($ in thousands)
Internet Software and Services	$53,510	13.5%
Healthcare Equipment and Services	44,362	11.2
Household Products and Durables	41,018	10.4
Leisure Products	21,661	5.5
Food Products	21,520	5.5
Air Freight and Logistics	19,432	4.9
Commercial Services and Supplies	19,257	4.9
Chemicals	17,957	4.5
Auto Components	17,179	4.4
Hotels, Restaurants and Leisure	16,407	4.2
	$272,303	69.0%

Managerial Assistance

As a business development company, we offer, and must provide upon request, significant managerial assistance to our portfolio companies. This assistance could involve monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Garrison Capital Administrator or an affiliate of Garrison Capital Administrator provides such managerial assistance on our behalf to portfolio companies that request this assistance. We may receive fees for these services and reimburse Garrison Capital Administrator or an affiliate of Garrison Capital Administrator for its allocated costs in providing such assistance, subject to the review and approval by our board of directors, including our independent directors.

Competition

Our primary competitors who provide financing to middle-market companies include public and private funds, including other business development companies, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. As competition for investment opportunities increases, alternate investment vehicles, such as hedge funds and collateralized loan obligations, may invest in middle-market companies. In periods of economic recovery and expansion, we expect that we may face enhanced competition. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company and that the Code imposes on us as a RIC. See “Risk Factors — Risks Relating to Our Business and Structure — The highly competitive market for investment opportunities in which we operate may limit our investment opportunities.”

Administration

We do not have any direct employees, and our day-to-day operations are managed by our Investment Adviser. Our officers include a chief executive officer, chief financial officer, and chief compliance officer. Our officers are employees of Garrison Investment Group, an affiliate of our Investment Adviser, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs are paid by us pursuant to an administration agreement with the Administrator, or the Administration Agreement. Our executive officers are also officers of Garrison Capital Advisers. See “Business — Administration Agreement.”

Investment Advisory Agreement

Garrison Capital Advisers is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. The principal executive offices of Garrison Capital Advisers are located at 1290 Avenue of the Americas, Suite 914, New York, New York 10104.

Garrison Capital Advisers serves as our Investment Adviser in accordance with the terms of the Investment Advisory Agreement. Subject to the overall supervision of our board of directors, the Investment Adviser manages the day-to-day operations of, and provides investment management services to us. Under the terms of the Investment Advisory Agreement, Garrison Capital Advisers:

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

Garrison Capital Advisers’ services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. Under the Investment Advisory Agreement, we pay Garrison Capital Advisers a fee for investment management services consisting of a management fee and an incentive fee.

On May 3, 2017, we amended and restated the Investment Advisory Agreement with the Investment Adviser following approval of the agreement by our stockholders at the annual meeting of stockholders, which (i) reduced the management fee from an annual rate of 1.75% to an annual rate of 1.50% of our gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds, payable quarterly in arrears and (ii) reduced the hurdle rate for the income component of the incentive fee from 2.00% per quarter (8.00% annualized) to 1.75% per quarter (7.00% annualized).

Management Fee

Under the Investment Advisory Agreement, effective May 3, 2017, the Investment Adviser is entitled to a management fee for its services calculated at an annual rate of 1.50% of gross assets, excluding cash and cash equivalents, and cash and cash equivalents, restricted, but including assets purchased with borrowed funds. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper maturing within 270 days of purchase. Prior to May 3, 2017, the management fee was calculated at an annual rate of 1.75% of gross assets, excluding cash and cash equivalents, and cash equivalents, restricted, but including assets purchased with borrowed funds. We made management fee payments to the Investment Adviser of $5.5 million and $6.9 million, respectively, for the years ended December 31, 2017 and December 31, 2016. For the years ended December 31, 2017 and December 31, 2016 the Investment Adviser earned management fees under the Investment Advisory Agreement of $5.9 million and $7.2 million, respectively, of which $0.1 million and $0.1 million remained payable as of December 31, 2017 and December 31, 2016, respectively.

Incentive Fee

The incentive fee consists of two components, the income-based incentive fee and the capital gains-based incentive fee, which are independent of each other (except as provided in the Incentive Fee Cap and Deferral Mechanism described below), with the result that one component may be payable even if the other is not.

Incentive Fee Cap and Deferral Mechanism.   We have structured the calculation of these incentive fees to include a fee limitation, which we refer to collectively as the “Income Fee Cap and Deferral Mechanism,” such that no incentive fee will be paid to the Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to the Investment Adviser for the period that includes such fiscal quarter and the 11 full preceding fiscal quarters, which we refer as the “Incentive Fee Look-back Period”, would exceed 20.0% of our Cumulative Pre-Incentive Fee Net Return (as defined below) during the Incentive Fee Look-back Period.  The deferral component of the Incentive Fee Cap and Deferral Mechanism may cause incentive fees that accrued during one fiscal quarter to be paid to the Investment Adviser at any time during the 11 full fiscal quarters following such initial full fiscal quarter.  The initial Incentive Fee Look-back Period commenced on April 1, 2013 and prior to April 1, 2016, consisted of fewer than 12 full fiscal quarters.

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

“Cumulative Pre-Incentive Fee Net Return” refers to the sum of (a) Pre-Incentive Fee Net Investment Income (as defined below) for each period during the Incentive Fee Look-back Period and (b) the sum of cumulative realized capital gains, cumulative realized capital losses, cumulative unrealized capital losses and cumulative unrealized capital gains during the applicable Incentive Fee Look-back Period.

Income-Based Incentive Fee.   The first component of the incentive fee, which is income-based, is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter, subject to a catch-up feature and the Incentive Fee Cap and Deferral Mechanism. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, distribution income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the management fee, expenses payable under the Administration Agreement, any interest expense and any distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). “Pre-Incentive Fee Net Investment Income” includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest or original issue discount and zero coupon securities), accrued income that we have not yet received in cash. “Pre Incentive Fee Net Investment Income” does not include any realized capital gains or realized capital losses or unrealized capital appreciation or depreciation.

Effective as of May 3, 2017, the operation of the first component of the incentive fee for each quarter is as follows:

•

no incentive fee is payable to our Investment Adviser in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed a hurdle rate of 1.75% (7.00% annualized), or the “Hurdle Rate”;

•

100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of such Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than 2.1875% in any calendar quarter (8.75% annualized) is payable to our Investment Adviser. We refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the Hurdle Rate but is less than 2.1875%) as the “catch-up.” The effect of the “catch-up” provision is that, if such Pre-Incentive Fee Net Investment Income exceeds 2.1875% in any calendar quarter, our Investment Adviser will receive 20% of such Pre-Incentive Fee Net Investment Income as if the Hurdle Rate did not apply; and

•

20% of the amount of such Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized) is payable to our Investment Adviser (once the Hurdle Rate is reached and the catch-up is achieved).

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

Our net investment income used to calculate this component of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% management fee. These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the applicable quarter.

The following is a graphical representation of the calculation of the income-based component of the incentive fee:

Quarterly Incentive Fee based on Pre-Incentive Fee Net Investment Income
(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income allocated to first component of incentive fee

Capital Gains-Based Incentive Fee.   The second, capital gains component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), and equals 20% of our cumulative aggregate realized capital gains from April 1, 2013 through the end of each calendar year, computed net of our aggregate cumulative realized and unrealized capital losses through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees and subject to the Incentive Fee Cap and Deferral Mechanism. If such amount is negative, then no capital gains incentive fee is payable for such year. Additionally, if the Investment Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date is treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. We accrue the capital gains incentive fee if, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized gains/(losses) is positive.

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

Examples of Quarterly Incentive Fee Calculation

The following are examples of the calculation of the income-based component of the incentive fee under the Investment Advisory Agreement (effective May 3, 2017).

Example 1: Pre-incentive Fee Net Investment Income does not exceed 1.75% Hurdle Rate

Assumptions

•	Investment income (including interest, distributions, fees, etc.) = 1.25%
•	Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.25%
•	Hurdle Rate: 1.75%
•	Base management fee = 0.375%

•	Pre-Incentive Fee Net Investment Income (investment income – (base management fee + other expenses)) = 1.25% – (0.375%+ 0.25%) = 0.625%

Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate, therefore there is no incentive fee on income.

Example 2: Pre-incentive Fee Net Investment Income exceeds 1.75% Hurdle Rate but does not exceed 2.1875% “Catch up”

Assumptions

•	Investment income (including interest, distributions, fees, etc.) = 2.50%
•	Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.25%
•	Hurdle Rate: 1.75%
•	Base management fee = 0.375%
•	Pre-Incentive Fee Net Investment Income (investment income – (base management fee + other expenses)) = 2.50%– (0.375%+ 0.25%) = 1.875%

Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, therefore there is an incentive fee on income.

Incentive fee= (100% × “Catch-Up”) + (the greater of 0% AND (20% × (Pre-Incentive Fee Net Investment Income – 2.1875%)))

Incentive fee= (100.0% x (Pre-Incentive Fee Net Investment Income – 1.75%)) + 0%

Incentive fee= 100.0% x (1.875% - 1.75%)

Incentive fee= 100.0% x 0.125%

Incentive fee= 0.125%

Example 3: Pre-incentive Fee Net Investment Income exceeds the Hurdle Rate and Quarterly Catch up

Assumptions

•	Investment income (including interest, distributions, fees, etc.) = 3.00%
•	Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.25%
•	Hurdle Rate: 1.75%
•	Base management fee = 0.375%
•	Pre-Incentive Fee Net Investment Income (investment income – (base management fee + other expenses)) = 3.00%– (0.375%+ 0.25%) = 2.375%

Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, therefore there is an incentive fee on income.

Incentive fee = (100% × “Catch-Up”) + (the greater of 0% AND (20% × (Pre-Incentive Fee Net Investment Income – 2.1875%)))

Incentive fee = (100.0% × “Catch-Up”) + 20% × (Pre-Incentive Fee Net Investment Income – 2.1875%)
Incentive fee = 100.0% × (2.1875%– 1.75%) + 20% × (2.375%– 2.1875%)
Incentive fee = 100.0% × 0.4375% + 20% × 0.1875
Incentive fee = 0.475%

Example of the Capital Gains Portion of Incentive Fee:

Example 1:

Assumptions

Year 1:	$20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)
Year 2:	Investment A sold for $50 million and fair market value, or FMV, of Investment B determined to be $32 million
Year 3:	FMV of Investment B determined to be $25 million

Year 4:	Investment B sold for $31 million

The capital gains portion of the incentive fee would be:

Year 1:	None
Year 2:	Capital gains incentive fee of $6.0 million ($30 million realized capital gains on sale of Investment A multiplied by 20.0%)
Year 3:	None; $5.0 million (20.0% multiplied by ($30 million cumulative capital gains less $5 million cumulative capital depreciation)) less $6.0 million (previous capital gains fee paid in Year 2)
Year 4:	Capital gains incentive fee of $200,000; $6.2 million ($31 million cumulative realized capital gains multiplied by 20.0%) less $6.0 million (capital gains fee paid in Year 2)

Example 2:

Assumptions

Year 1:	$20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)
Year 2:	Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million
Year 3:	FMV of Investment B determined to be $27 million and Investment C sold for $30 million
Year 4:	FMV of Investment B determined to be $35 million
Year 5:	Investment B sold for $20 million

The capital gains portion of the incentive fee would be:

Year 1:	None
Year 2:	Capital gains incentive fee of $5.0 million; 20.0% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B)
Year 3:

Capital gains incentive fee of $1.4 million; $6.4 million (20.0% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation on Investment B)) less $5.0 million (capital gains fee received in Year 2)

Year 4:	None
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

Example of the Application of the Incentive Fee Cap and Deferral Mechanism:

Assumptions

•

In each of Years 1 through 4 in this example, as well as in each preceding year from the date of our initial public offering, Pre-Incentive Fee Net Investment Income equals $40.0 million per year, which we recognized evenly in each quarter of each year and paid quarterly. This amount exceeds the hurdle rate and the requirement of the “catch-up” provision in each quarter of such year. As a result, the annual income related portion of the incentive fee, before the application of the Incentive Fee Cap and Deferral Mechanism in any year is $8.0 million ($40.0 million multiplied by 20%), and the cumulative income related portion of the incentive fee before the application of the incentive fee cap and deferral mechanism over any Incentive Fee Look-back Period is $24 million ($8.0 million multiplied by three). All income-related incentive fees were paid quarterly in arrears.

•	In each year preceding Year 1, we did not generate realized or unrealized capital gains or losses, no capital gain-related incentive fee was paid and there was no deferral of incentive fees.
Year 1:	We did not generate realized or unrealized capital gains or losses
Year 2:	We realized a $30.0 million capital gain and did not otherwise generate realized or unrealized capital gains or losses
Year 3:	We recognized a $5.0 million unrealized capital depreciation and did not otherwise generate realized or unrealized capital gains or losses
Year 4:	We realized a $6.0 million capital gain and did not otherwise generate realized or unrealized capital gains or losses

	Income Related Incentive Fee Accrued Before Application of Incentive Fee Cap and Deferral Mechanism	Capital Gains Related Incentive Fee Accrued Before Application of Incentive Fee Cap and Deferral Mechanism	Incentive Fee Cap	Incentive Fees Paid and Deferred
Year 1	$8.0 million ($40.0 million multiplied by 20%)	None	$8.0 million (20% of Cumulative Pre-Incentive Fee Net Return during Incentive Fee Look-back Period of $120.0 million less $16.0 million of cumulative incentive fees paid)	Incentive fees of $8.0 million paid; no incentive fees deferred
Year 2	$8.0 million ($40.0 million multiplied by 20%)	$6.0 million (20% of $30.0 million)

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

As of December 31, 2017, we had cumulative net realized and unrealized capital losses in excess of our Pre-Incentive Fee Net Investment Income, resulting in a negative Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period. As a result, as of December 31, 2017, no aggregate incentive fees were payable to the Investment Adviser during the Incentive Fee Look-back Period. As of December 31, 2017, an aggregate of $4.0 million had been paid to the Investment Adviser during the Incentive Fee Look-back Period.

Due to the fact that there is no clawback of amounts previously paid to the Investment Adviser in accordance with the Investment Advisory Agreement, the Company has not recorded a receivable for the $4.0 million difference between amounts paid under the Investment Advisory Agreement in prior quarters and the Incentive Fee Cap based on the Company’s Cumulative Pre-Incentive Fee Net Return as of December 31, 2017.

The $4.0 million difference may be used to reduce future amounts earned by the Investment Adviser. However, as noted above, no incentive fee will be paid to the Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to our Investment Adviser for the Incentive Fee Look-back Period would exceed 20% of our Cumulative Pre-Incentive Fee Net Return during the applicable Incentive Fee Look-back Period. To the extent unrealized capital losses incurred as of December 31, 2017 are reversed within the applicable Incentive Fee Look-back Period, the corresponding increase in our Cumulative Pre-Incentive Fee Net Return may result in the Investment Adviser earning and being paid up to $9.5 million of income based incentive fees which are currently subject to the Incentive Fee Cap.

Realized and unrealized capital gains and losses and pre-incentive net investment income earned during the three months ended December 31, 2017 will cease to impact the Incentive Fee Cap and Deferral after December 31, 2020.

The Investment Adviser earned aggregate incentive fees of $2.8 million, $3.2 million and $3.8 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. However, none of the incentive fees earned were payable on the consolidated statements of financial condition as of December 31, 2017 and December 31, 2016 due to the Incentive Fee Cap.

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

Duration and Termination

The Investment Advisory Agreement was most recently approved by our board of directors, including a majority of our directors who are not interested persons of us or Garrison Capital Advisers, in February 2018. Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect from year to year if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of Garrison Capital. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. Any termination by us must be authorized either by our board of directors or by vote of our stockholders. See “Risk Factors — Risks Relating to Our Business and Structure — We depend upon key personnel of Garrison Investment Group and its affiliates.”

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

Board of Directors Approval of the Investment Advisory Agreement

Our board of directors determined at a meeting held in February 2018 to approve the renewal of the Investment Advisory Agreement. In its consideration of the Investment Advisory Agreement, the board of directors focused on information it had received relating to, among other things:

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

Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a business development company, we are not generally able to issue and sell our common stock at a price below current net asset value per share. We may, however, issue or sell our common stock at a price below the current net asset value of the common stock, or sell warrants, options or rights to acquire such common stock at a price below the current net asset value of the common stock, if our board of directors determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities (less any distributing commission or discount).

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We consolidate our financial results with those of the CLOs, GLC Trust 2013-2, the GARS Equity Holdings Entities, Walnut Hill II LLC, Forest Park II LLC, Garrison Capital PL Holdings LLC and Garrison SBIC for financial reporting purposes and measure our compliance with the leverage test applicable to business development companies under the 1940 Act on a consolidated basis. On September 30, 2014, we received exemptive relief from the SEC to permit us to exclude the debt of Garrison SBIC subsidiary from our 200% asset coverage test under the 1940 Act. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 200%. This provides us with increased investment flexibility but also increases our risks related to leverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a business development company, including those related to the issuance of senior securities, will affect our ability to, and the way in which we, raise additional debt or equity capital.”

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

Introduction. As an investment adviser registered under the Advisers Act, we have a fiduciary duty to act solely in the best interests of our clients. As part of this duty, we recognize that we must vote client securities in a timely manner free of conflicts of interest and in the best interests of our clients.

These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies. We vote proxies relating to our clients’ portfolio securities in what we perceive to be the best interest of our clients’ shareholders. We review on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on the portfolio securities held by our clients. In most cases, we will vote in favor of proposals that we believe are likely to increase the value of our clients’ portfolio securities. Although we will generally vote against proposals that may have a negative impact on our clients’ portfolio securities, we may vote for such a proposal if there exists compelling long-term reasons to do so.

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

Proxy Voting Records. You may obtain information without charge about how we voted proxies by making a written request for proxy voting information to: Investor Relations, 1290 Avenue of the Americas, Suite 914, New York, New York 10104 or by calling us collect at (212) 372-9590.

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

We and the Investment Adviser are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of the U.S. federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering the policies and procedures.

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

On January 12, 2015, we and the Investment Adviser and other affiliates received exemptive relief from the SEC to permit greater flexibility to negotiate the terms of co-investments because we believe that it will be advantageous for us to co-invest with accounts sponsored or managed by the Investment Adviser and its affiliates where such investment is consistent with our investment objectives, positions, policies, strategies and restrictions, as well as regulatory requirements and other pertinent factors. We may also co-invest alongside other accounts sponsored or managed by our Investment Adviser and its affiliates as otherwise permissible under SEC staff guidance and interpretations, applicable regulations and the allocation policy of the Investment Adviser. We believe that co-investment by us and accounts sponsored or managed by the Investment Adviser may afford us additional investment opportunities and the ability to achieve greater diversification.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•

pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•

pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm beginning with the fiscal year ending December 31, 2018; and

•

pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance with that act.

JOBS Act

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, signed into law in April 2012 and will remain an emerging growth company until December 31, 2018.

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

Risks Relating to Our Business and Structure

The constraints imposed on us as a business development company and RIC may hinder the achievement of our investment objective, and any failure to maintain our status as a business development company or RIC may adversely affect us.

The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs. For example, business development companies are required, for example, to invest at least 70% of their total assets in qualifying assets, including U.S. private or thinly-traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a common equity market capitalization that is less than $250.0 million at the time of such investment. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. Any failure to operate in compliance with these constraints could subject us to enforcement action by the SEC, cause us to fail to satisfy the requirements associated with RIC status, cause us to fail the 70% test described above or otherwise have a material adverse effect on our business, financial condition or results of operations.

We may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could be found to be in violation of the 1940 Act provisions applicable to business development companies and possibly lose our status as a business development company. If we do not remain a business development company, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility. In addition, the rules applicable to business development companies could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it may be difficult to dispose of such investments on favorable terms, or at all. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss or otherwise for less than we could have received if we were able to sell them at a later time.

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

Our ability to achieve our investment objective depends on our ability to manage our business and to grow our business. This depends, in turn, on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. This, in turn, depends on the ability of Garrison Investment Group’s investment professionals to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objective on a cost-effective basis will depend upon our Investment Adviser’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. Our Investment Adviser has substantial responsibilities under the Investment Advisory Agreement. The personnel of Garrison Investment Group who are made available to our Investment Adviser under the Staffing Agreement are engaged in other business activities and may be called upon to provide managerial assistance to our portfolio companies. These and other demands on their time could distract them, divert their time and attention or otherwise cause them not to dedicate a significant portion of their time to our businesses which could slow our rate of investment. Any failure to manage our business effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The highly competitive market for investment opportunities in which we operate may limit our investment opportunities.

A number of entities compete with us to make investments in middle-market companies. We compete with public and private funds, including other business development companies, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds.

Additionally, as competition for investment opportunities increases, alternative investment vehicles, such as hedge funds and collateralized loan obligations, may invest in middle-market companies. As a result of these new entrants, competition for investment opportunities in middle-market companies could further intensify. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we cannot assure you that we will be able to identify and make investments that are consistent with our investment objective.

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

Since mid-2007, the global capital markets have experienced periods of disruption resulting in increased spreads between the yields realized on riskier debt securities and those realized on securities perceived to be risk-free, such as U.S. treasuries, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector relating to subprime mortgages and the re-pricing of credit risk in the syndicated loan market. Signs of deteriorating sovereign debt conditions in Europe and elsewhere, the United Kingdom’s referendum decision to leave the European Union (“Brexit”) which is expected to occur on March 29, 2019, and other nationalist movements and policies, concerns related to economic slowdown in China and volatile energy prices create uncertainty that could lead to further disruption. Interest rates have remained low despite recent increases. Because longer-term inflationary pressure is likely to result from the U.S. government’s fiscal policies and challenges during this time, we have experienced rising interest rates over the past 18 months and future increases are possible. A prolonged period of market illiquidity or uncertainty regarding U.S. government deficit and spending levels, including negotiation of federal spending cuts, and implementation of global fiscal austerity measures may lead to a general decline in economic conditions, which could materially and adversely affect the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and to financial firms in particular. This may cause our lenders to attempt to accelerate our indebtedness and, to the extent that we wish to incur additional indebtedness to fund new investments, to renew or refinance existing indebtedness, to obtain other lines of credit or to issue senior securities during such unfavorable economic conditions, including future recessions, the debt capital that will be available to us, if any, may be at a higher cost or on terms and conditions that may be less favorable than we expect, which could negatively affect our financial performance and results. In addition, uncertainty regarding the policies of the current U.S. presidential administration or further downgrades to the U.S. government’s sovereign credit rating or perceived creditworthiness of the United States or other large global economies, including through government shutdowns, could adversely affect global financial markets and economic conditions.

We have elected to be treated as a RIC and intend to qualify annually for such treatment. If we are unable to qualify as a RIC, we will be subject to corporate-level income tax.

We have elected to be treated as a RIC under the Code and intend to qualify annually for such treatment. To qualify as a RIC under the Code and obtain RIC tax benefits, we must meet certain income source, asset diversification and annual distribution requirements. The Annual Distribution Requirement is satisfied if we distribute at least 90% of our ordinary income and realized net short term capital gains in excess of realized net short term capital losses, if any, to our stockholders on an annual basis. To the extent we use preferred stock or debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants that could, under certain circumstances, restrict us from making distributions necessary to qualify for RIC tax benefits. If we fail to make sufficient distributions, as a result of contractual restrictions or otherwise, we may fail to qualify for such benefits and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because we anticipate that most of our investments will be in the debt of relatively illiquid middle-market private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify for RIC tax benefits for any reason and remain or become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

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

We expect that we will require a substantial amount of additional capital in order to grow our business. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the current provisions of the 1940 Act, we are permitted as a business development company to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC). If the value of our assets declines, we may be unable to satisfy this requirement. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness.

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

Under current law, if our asset coverage ratio declines below 200% (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC), we cannot incur additional debt and could be required to sell a portion of our investments to repay certain types of debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our Investment Adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage.

In addition, the terms governing the 2016-2 CLO and any indebtedness that we incur in the future could impose financial and operating covenants that restrict our business activities, including limitations that may hinder our ability to finance additional loans and investments or make the distributions required to maintain our status as a RIC under the Code.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses, as of December 31, 2017. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder (1)	-27.85%	-16.55%	-5.25%	6.06%	17.36%

(1)

Assumes $424.2 million in total assets, $186.7 million of debt outstanding under the 2016-2 CLO, $49.8 million of debt outstanding under Garrison SBIC, $187.7 million in net assets as of December 31, 2017 and an average cost of funds of 3.73%, 3.55%, 3.79%, 4.79%, 5.75%, 7.78% and 3.51%, which is the weighted average effective interest rates of the Class A-1R Notes, Class A-1F Notes, Class A-1T Notes, Class A-2 Notes, the Class B Notes and the Class C Notes issued as a part of our 2016-2 CLO and the debentures issued by Garrison SBIC, respectively, for the year ended December 31, 2017, and includes the effects of the amortization of deferred debt issuance costs. The weighted average effective interest rate for our total outstanding debt was 4.2% as of December 31, 2017.

Based on our outstanding indebtedness of $236.5 million as of December 31, 2017 and an average cost of funds of 3.93% as of that date, our investment portfolio must experience an annual return of at least 2.32% to cover annual interest payments on the 2016-2 CLO Notes and the SBA debentures of Garrison SBIC.

In addition to issuing securities to raise capital as described above, in connection with the formation of the CLOs we securitized a large portion of our loans to generate cash for funding new investments and may seek to securitize additional loans in the future to the extent permissible under applicable law. To securitize additional loans in the future, we may create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools, and we would retain a portion of the equity in any such securitized pool of loans. An inability to securitize part of our loan portfolio could limit our ability to grow our business, fully execute our business strategy and increase our earnings. Moreover, certain types of securitization transactions may expose us to greater risk of loss.

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

As of December 31, 2017, the 2016-2 CLO owed approximately $186.7 million under the 2016 Secured Notes, and the fair value of the investments held by the 2016-2 CLO was $294.1 million. The leveraged nature of the 2016 Subordinated Notes may magnify the adverse impact on the 2016 Subordinated Notes of changes in the market value of the investments held by the 2016-2 CLO, changes in the distributions on those investments, defaults and recoveries on those investments, capital gains and losses on those investments, prepayments on those investments and availability, prices and interest rates of those investments. We are prepared to hold the 2016 Subordinated Notes until their stated maturity.

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

Since we are using debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, a significant change in market interest rates may have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our investments will be financed primarily with equity and medium to long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to benefit from lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority, or the FCA, announced that it will no longer persuade or compel banks to submit rates for the calculation of the London Interbank Offered Rate, or LIBOR, after 2021. In December 2017, following consideration of public comments, the Federal Reserve Board concluded that the public would benefit if the Federal Reserve Bank of New York published three proposed reference rates as alternatives to LIBOR. The Federal Reserve Bank of New York said that the publication of these alternative rates is targeted to commence by mid-2018. At this time, it is not possible to predict the effect of the FCA’s announcement, the Federal Reserve Board’s notice, other regulatory changes or announcements, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom, the United States or elsewhere. As such, the potential effect of any such event on our net investment income cannot yet be determined.

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

In addition, under the terms of the Incentive Fee Cap and Deferral Mechanism, the amount of incentive fees earned by our Investment Adviser depends, in part, upon the timing of capital gains or losses in our investment portfolio, as well as the timing of our recognition of income. Depending on the circumstances, there may be a lag of as long as 12 fiscal quarters between the occurrence of an event giving rise to an obligation to pay incentive fees to the Investment Adviser and the payment of such incentive fees. Therefore, investors who acquire shares of our common stock may pay indirectly to our Investment Adviser incentive fees in respect of income or capital gains that were received by or paid to us prior to such investor becoming a stockholder. As a result, such investors may not participate in the income or capital gains giving rise to such indirect expense.

The valuation process for certain of our portfolio holdings creates a conflict of interest.

We expect to make many portfolio investments in the form of securities that are not publicly traded. As a result, our board of directors determines the fair value of these securities in good faith under our valuation policies and procedures. In connection with that determination, investment professionals from our Investment Adviser provide our board of directors with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, certain members of our board of directors, including Messrs. Chase and Tansey, have an indirect pecuniary interest in our Investment Adviser. The participation of our Investment Adviser’s investment professionals in our valuation process, and the indirect pecuniary interest in our Investment Adviser by certain members of our board of directors, could result in a conflict of interest as the management fee paid to our Investment Adviser is based, in part, on our gross assets.

We have conflicts related to other arrangements with our Investment Adviser or its affiliates.

We have entered into the License Agreement with Garrison Investment Group under which Garrison Investment Group has granted us a non-exclusive, royalty-free license to use the name “Garrison”. In addition, we pay to Garrison Capital Administrator our allocable portion of overhead and other expenses incurred by Garrison Capital Administrator in performing its obligations under the Administration Agreement, such as rent and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs. These arrangements create conflicts of interest that our board of directors must monitor.

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

We, Garrison Investment Group and our Investment Adviser have received exemptive relief that permits greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by our Investment Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions, as well as regulatory requirements and other relevant factors. We cannot assure you, however, that we will continue to develop opportunities that comply with such limitations.

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

We and our portfolio companies are subject to regulation at the local, state and federal level. We are also subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions, as well as interpretations or directives from the U.S. presidential administration and others in the executive branch, that affect our operations, including maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure proceedings and other trade practices. If these laws, regulations or decisions change, or if we expand our business into additional jurisdictions, we may have to incur significant expenses in order to comply or we might have to restrict our operations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we or our portfolio companies are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect.

In particular, the scope of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several years. The effects of the Dodd-Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. The U.S. presidential administration and certain members of Congress have indicated an intent to amend or repeal portions of the Dodd-Frank Act, which may create regulatory uncertainty in the near term. While the impact of the Dodd-Frank Act on us and our portfolio companies is subject to continuing uncertainty, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, and potential repeals thereof, along with other legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies. In that regard, significant tax reform legislation (commonly referred to as the “Tax Cuts and Jobs Act”) was signed into law on December 22, 2017.  The Tax Cuts and Jobs Act, among other things, permanently reduces the maximum federal corporate income tax rate, reduces the maximum individual income tax rate (effective for taxable years 2018 through 2025), restricts the deductibility of business interest expense, changes the rules regarding the calculation of net operating loss deductions that may be used to offset taxable income, expands the circumstances in which a foreign corporation will be treated as a “controlled foreign corporation” and, under certain circumstances, requires accrual method taxpayers to recognize income for U.S. federal income tax purposes no later than the income is taken into account as revenue in an applicable financial statement. The impact of this new legislation on us, our stockholders and our portfolio companies is uncertain. Prospective investors are urged to consult their tax advisors regarding the effects of the new legislation on an investment in us. If we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

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

We are highly dependent on the communications and information systems of our Investment Adviser and its affiliates as well as certain third-party service providers. As our reliance on these systems has increased, so have the risks posed to these communications and information systems.  Any failure or interruption in these systems, including due to cyber-attacks, electrical or telecommunication outages or natural disasters, could cause disruptions in our activities.  In addition, these systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources.  These attacks, which may include cyber incidents, may involve a third party gaining unauthorized access to our communications or information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption.  Any such attack could result in disruption to our business, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our operating results, the market price of our securities and our ability to pay dividends and other distributions to our securityholders.

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

Our portfolio may be concentrated in a limited number of portfolio companies and industries. As a result, the aggregate returns we realize may be significantly and adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize. As of December 31, 2017, the largest industry concentrations in our portfolio were Internet Software and Services, Healthcare Equipment and Services and Household Products and Durables, which represented 13.5%, 11.2% and 10.4%, respectively, of our portfolio at fair value.

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

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interest rates may make it more difficult for portfolio companies to make periodic payments on their loans.

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

We are an “emerging growth company,” as defined in the JOBS Act, until December 31, 2018.

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

Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC and, under the JOBS Act, beginning with the fiscal year ending December 31, 2018, our independent registered public accounting firm must audit this report. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting.

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

Our stockholders may receive shares of our common stock as dividends, which could result in adverse tax consequences to them

In order to satisfy the Annual Distribution Requirement, we may declare a large portion of a dividend in shares of our common stock instead of in cash.  Historically, we have not declared any portion of our dividends in shares of our common stock. As long as at least 20% of such dividend is paid in cash and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes.  As a result, a stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of our common stock.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock began trading on March 27, 2013 and is currently traded on The Nasdaq Global Select Market under the symbol “GARS”. The following table lists the high and low closing sale price for our common stock, the high and low closing sale price as a percentage of net asset value, or NAV, and distributions declared per share for each quarter during the years ended December 31, 2017 and December 31, 2016.

		Closing Sales Price
Period	NAV(1)	High	Low	Discount of High Sales Price to NAV(2)	Discount of Low Sales Price to NAV(2)	Distributions Declared
Fiscal year ended December 31, 2017
Fourth quarter	$11.69	$8.61	$7.77	(26.3)%	(33.5)%	$0.28
Third quarter	11.74	8.75	7.77	(25.5)	(33.8)	0.28
Second Quarter	11.75	9.88	8.20	(15.9)	(30.2)	0.28
First Quarter	11.90	10.15	9.30	(14.7)	(21.8)	0.28

Fiscal year ended December 31, 2016
Fourth quarter	$12.42	$10.16	$8.98	(18.2)%	(27.7)%	$0.28
Third quarter	12.53	10.91	10.06	(12.9)	(19.7)	0.35
Second Quarter	12.94	10.72	9.67	(17.2)	(25.3)	0.35
First Quarter	13.50	12.60	9.90	(6.7)	(26.7)	0.35

(1)

NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices. The NAVs shown are based on outstanding shares at the end of the applicable period.

(2)	Calculated as of the respective high or low closing sales price divided by the quarter end NAV.

The last reported price for our common stock on March 2, 2018 was $7.92 per share. As of March 2, 2018, we had 14 stockholders of record. This does not include the number of stockholders that hold shares through banks or broker-dealers.

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

The following tables reflect the cash distributions that we have declared on our common stock for the fiscal years ended December 31, 2017 and December 31, 2016.

Record Dates ($ in thousands except per share data)	Date Declared	Payment Date	Distribution Declared	Distribution Declared per Share
Year Ended December 31, 2017
December 8, 2017	November 1, 2017	December 22, 2017	$4,495	$0.28
September 8, 2017	August 1, 2017	September 22, 2017	4,494	0.28
June 9, 2017	May 2, 2017	June 23, 2017	4,494	0.28
March 23, 2017	February 28, 2017	March 30, 2017	4,494	0.28
			$17,977	$1.12

Record Dates ($ in thousands except per share data)	Date Declared	Payment Date	Distribution Declared	Distribution Declared per Share
Year Ended December 31, 2016
December 9, 2016	November 1, 2016	December 23, 2016	$4,494	$0.28
September 9, 2016	August 2, 2016	September 23, 2016	5,617	0.35
June 10, 2016	May 2, 2016	June 24, 2016	5,655	0.35
March 8, 2016	February 24, 2016	March 28, 2016	5,685	0.35
			$21,451	$1.33

On February 28, 2018, our board of directors declared a quarterly distribution of $0.28 per share payable on March 29, 2018 to holders of record as of March 23, 2018.

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

Stock Performance Graph

This graph compares the stockholder return on our common stock from March 27, 2013 (IPO) to December 31, 2017 with that of the Nasdaq Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on March 27, 2013, $100 was invested in our common stock, the Nasdaq Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash dividend distributions prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Item 6. Selected Financial Data

The following selected consolidated financial data as of and for the years ended December 31, 2017, 2016, 2015 and 2014 are derived from the consolidated financial statements that have been audited by RSM US LLP (formerly McGladrey LLP through October 25, 2015), an independent registered public accounting firm. The following selected consolidated financial data as of and for the year ended December 31, 2013 are derived from the consolidated financial statements that have been audited by our prior independent registered public accounting firm. The audited Consolidated Statements of Financial Condition as of December 31, 2017 and 2016 and the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015 are included elsewhere in this Form 10-K. The audited Consolidated Statements of Financial Condition as of December 31, 2015, 2014, and 2013 and the Consolidated Statements of Operations for the years ended December 31, 2014 and 2013 are not included in this Form 10-K. Historical results are not necessarily indicative of results for any future period.

The selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K:

	Year Ended December 31,
($ in thousands except per share amounts)	2017	2016	2015	2014	2013
Statement of operations data:
Total investment income(1)	$36,620	$42,951	$51,317	$50,459	$33,805
Interest expense	8,803	9,859	7,428	7,157	6,575
Management fees (net of waived fees)	5,565	6,972	7,755	8,065	2,510
Incentive fees (net of waived fees)	—	—	1,135	8,409	1,099
Other expenses	5,025	7,035	5,055	4,819	4,286
Net investment income	17,227	19,085	29,944	22,009	19,335
Net realized (loss)/gain on investments(2)	(25,388)	(30,591)	(11,685)	10,702	(11,770)
Net change in unrealized gain/(loss) on investments(2)	14,388	6,696	(21,919)	(2,227)	15,935
Net increase/(decrease) in net assets resulting from operations	6,227	(4,810)	(3,660)	30,484	23,500
Basic weighted average common shares outstanding	16,049,352	16,149,866	16,742,531	16,758,779	15,203,166
Basic earnings/(loss) per share	0.39	(0.30)	(0.22)	1.82	1.55
Dividends and distributions declared per common share	1.12	1.33	1.40	1.40	1.97

Other data:
Weighted average yield at fair value(3)	10.0%	10.9%	10.8%	10.5%	9.8%
Number of portfolio companies at period end	62	57	66	57	70

	Year Ended December 31,
($ in thousands except per share amounts)	2017	2016	2015	2014	2013
Statement of financial condition data:
Investments, at fair value(4)	$394,730	$376,704	$415,001	$467,769	$429,081
Cash	14,895	10,378	24,985	13,651	13,665
Restricted cash	4,621	12,568	11,833	14,260	27,965
Total assets	424,196	406,547	460,301	505,842	485,080
Debt outstanding	232,531	205,112	225,649	240,259	219,419
Net assets	187,658	199,408	230,710	261,103	254,081
Shares of common stock outstanding	16,049,352	16,049,352	16,507,594	16,758,779	16,758,779
Per share data:
Net asset value per share	$11.69	$12.42	$13.98	$15.58	$15.16

(1)

Includes income from affiliate investments of $0.1 million, $0.2 million, $0.8 million and $1.2 million for the years ended December 31, 2017, December 31, 2016, December 31, 2014 and December 31, 2013, respectively. There was not any income from affiliate investments for the year ended December 31, 2015.

(2)

Includes net realized loss from affiliate investments of $5.0 million and net realized gain from affiliate investments of $8.5 million for the years ended December 31, 2017 and December 31, 2014, respectively. Includes net change in unrealized gain from affiliate investments of $1.7 million and $1.8 million for the years ended December 31, 2017 and December 31, 2013, respectively. Includes net change in unrealized loss from affiliate investments of $1.7 million and $1.8 million for the years ended December 31, 2016 and December 31, 2014, respectively.

(3)

Weighted average yield measured at fair value is calculated based on the interest expected to be received using the current all-in interest rate, contractual maturity date and the current fair value of the investment as of the balance sheet date. This excludes investments with a risk rating of 4, unfunded revolvers and equity investments.

(4)

Includes affiliate investments of $3.1 million and $19.0 million as of December 31, 2016 and December 31, 2013, respectively. There were no affiliated investments as of December 31, 2017, December 31, 2015 or December 31, 2014.

*	Table excludes positions with a fair value of zero except for portfolio companies.

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

•	our business prospects and the prospects of our current and prospective portfolio companies;
•	the impact of investments that we expect to make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our future success on the general economy, including general economic trends, and its impact on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	the relative and absolute performance of Garrison Capital Advisers LLC, or our Investment Adviser, including in identifying suitable investments for us;
•	our expected financings and investments;
•	the adequacy of our cash resources and working capital;
•	our ability to make distributions to our stockholders;
•	the effects of applicable legislation and regulations and changes thereto;
•	the timing of cash flows, if any, from the operations of our prospective portfolio companies; and
•	the impact of future acquisitions and divestitures.

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

You should understand that, under Section 27A(b)(2)(B) of the Securities Act of 1933, as amended and Section 21E(b)(2)(B) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 do not apply to statements made in connection with this Annual Report on Form 10-K or any periodic reports we file under the Exchange Act.

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

Our investment activities are managed by our Investment Adviser. The seven member investment committee of our Investment Adviser is comprised of Joseph Tansey, Brian Chase, Mitch Drucker, Susan George, Robert Chimenti, Joshua Brandt and Allison Adornato. Our Investment Adviser is responsible for sourcing potential investments, conducting research and diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. Under an investment advisory agreement with the Investment Adviser, or the Investment Advisory Agreement, we pay a management fee and an incentive fee to our Investment Adviser for its services. Garrison Capital Administrator LLC, or the Administrator, provides certain administrative services and facilities necessary for us to operate, including office facilities and equipment and clerical, bookkeeping and record-keeping services, pursuant to an administration agreement, or the Administration Agreement. The Administrator oversees our financial reporting and prepares our reports to stockholders and reports required to be filed with the SEC.

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

2017 Highlights and Recent Developments

Operating results:

•	Total net investment income for the year of $17.2 million, or $1.07 per share and net income of $6.2 million, or $0.39 per share.

•	Declared aggregate dividends of $1.12 per share in 2017, representing a dividend yield of 9.5% based on our average 2017 net asset value.

•

On February 28, 2018 the board of directors, or the Board, declared a distribution in the amount $4.5 million, or $0.28 a share, which will be paid on March 29, 2018 to stockholders of record as of March 23, 2018

Portfolio activity:

•	Loan originations and acquisitions totaled $135.4 million across 21 new portfolio companies during 2017, with a weighted average yield on cost of 8.2%.

•	Loan repayments and sales totaled $132.2 million across 17 portfolio companies, with a weighted average yield on cost of 9.8%.

•	As of December 31, 2017, reduced non-accrual assets as a percentage of cost and market value to 1.3% and 1.1%, respectively.

Financing activity:

•	Net borrowings during 2017 totaled $27.5 million, resulting in an aggregate debt outstanding of $232.5 million with a weighted average effective interest rate of 4.2%.

•	Debt capacity remaining as of December 31, 2017 was $21.2 million, most of which represents available SBIC Borrowings.

Revenues

In general, we generate revenue in the form of interest earned on the debt investments that we hold and capital gains and distributions, if any, on the equity interests or warrants held in portfolio companies. Our debt investments, whether in the form of senior secured, unitranche or mezzanine loans, typically have a term of up to six years and may bear interest at a fixed or floating rate. Interest is generally payable monthly or quarterly, and in some cases, loans may have a payment-in-kind (“PIK”) feature. The principal amount of the debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of loan origination, prepayment, facility, commitment, forbearance and amendment fees. We also may receive structuring or diligence fees, consulting fees and possibly fees for providing managerial assistance. Origination fees received by us are initially deferred and reduced from the cost basis of the investment and subsequently accreted into interest income over the remaining stated term of the loan.

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

Expenses

Our primary operating expenses include the payment of (1) the interest expense on our outstanding debt; (2) the management and incentive fees to the Investment Adviser under the Investment Advisory Agreement, if applicable; (3) the allocable portion of overhead to the Administrator under the Administration Agreement; and (4) our other operating costs, as detailed below. We bear all other costs and expenses of our operations and transactions, including:

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

Consolidated Results of Operations

The results of operations described below may not be indicative of the results we report in future periods. Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized gains and losses. As a result, annual comparisons of net income may not be meaningful.

Consolidated operating results for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 are as follows:

	Year Ended December 31,
($ in thousands, except per share data)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Total investment income	$36,620	$42,951	$51,317	$(6,331)	$(8,366)
Total expenses	19,393	23,866	21,373	(4,473)	2,493
Net investment income	17,227	19,085	29,944	(1,858)	(10,859)
Net realized loss on investments	(25,388)	(30,591)	(11,685)	5,203	(18,906)
Net change in unrealized gain/(loss) on investments	14,388	6,696	(21,919)	7,692	28,615
Net increase/(decrease) in net assets resulting from operations	6,227	(4,810)	(3,660)	11,037	(1,150)

Net investment income per common share	1.07	1.18	1.79	(0.11)	(0.61)
Net realized/unrealized loss on investments per share	(0.68)	(1.48)	(2.01)	0.80	0.53
Basic earnings/(loss) per share	0.39	(0.30)	(0.22)	0.69	(0.08)
Dividends and distributions declared per common share	1.12	1.33	1.40	(0.21)	(0.07)
Net asset value per share	11.69	12.42	13.98	(0.73)	(1.56)

Net Investment Income

Net investment income for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 was $17.2 million, $19.1 million and $29.9 million, respectively. Net investment income decreased by $1.9 million for the year ended December 31, 2017 from the year ended December 31, 2016, and decreased $10.9 million for the year ended December 31, 2016 from the year ended December 31, 2015, as described below under “Investment Income” and “Expenses.”

Investment Income

Investment income for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 was $36.6 million, $43.0 million and $51.3 million, respectively.

Investment income decreased by $6.3 million for the year ended December 31, 2017 from the year ended December 31, 2016 due to a decrease in interest income in the amount of $6.4 million offset by an increase in other income in the amount of $0.1 million. The decrease in interest income was largely driven by a lower average portfolio size and lower weighted average yield during the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Investment income decreased by $8.4 million for the year ended December 31, 2016 from the year ended December 31, 2015 due to a decrease in interest income in the amount of $6.9 million and a decrease in other income of $1.5 million. The decrease in interest income was largely driven by our non-performing assets and lower investment balances during the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease in other income was primarily driven by lower prepayment and amendment fees recognized during 2016 as compared to 2015.

Expenses

Total expenses for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 were $19.4 million, $23.9 million and $21.4 million, respectively. Total expenses for the year ended December 31, 2016 included $3.4 million of non-recurring expenses related to the refinancing of the 2013-2 CLO. Refer to Note 4 of our consolidated financial statements for additional disclosures around the refinancing of our 2013-2 CLO.

The following table summarizes our expenses, net of fee waivers and excluding the above mentioned non-recurring debt costs, for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

	Year Ended December 31,
($ in thousands)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Interest expense	$8,803	$8,313	$7,428	$490	$885
Management fee (net of waivers)	5,565	6,972	7,755	(1,407)	(783)
Incentive fees	—	—	1,135	—	(1,135)
Professional fees	1,087	1,369	1,309	(282)	60
Directors' fees	312	379	405	(67)	(26)
Administrator expenses	1,203	1,260	1,052	(57)	208
Other expenses	2,423	2,199	2,289	224	(90)
Total expenses	$19,393	$20,492	$21,373	$(1,099)	$(881)

Interest expense increased $0.5 million and $0.9 million for the year ended December 31, 2017 from the year ended December 31, 2016, and for the year ended December 31, 2016  from the year ended December 31, 2015, respectively, primarily due to an increase in the average effective interest rate on debt outstanding. As of December 31, 2017, December 31, 2016 and December 31, 2015 the weighted average effective interest rates for total outstanding debt was 4.2%, 3.9% and 3.2%, respectively. The increase in the effective rate was primarily driven by an increase in LIBOR.

Management fees decreased $1.4 million for the year ended December 31, 2017 from the year ended December 31, 2016, primarily due to the decrease in total assets, a reduction in the contractual management fee rate from 1.75% to 1.50% per annum effective May 3, 2017 and an increase in irrevocable management fee waivers during the year ended December 31, 2017 as compared to the year ended December 31, 2016. Refer to Note 5 of our consolidated financial statements for additional disclosures around these fee waivers.

Management fees decreased $0.8 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This decrease was driven by a reduction in total assets and the irrevocable waiver of certain fees during the three months ended December 31, 2016. Refer to Note 5 of our consolidated financial statements for additional disclosures around these fee waivers.

Incentive fees decreased $1.1 million for the year ended December 31, 2016 from the year ended December 31, 2015. Incentive fees decreased in the year ended December 31, 2016 primarily due to the reversal of Income-based incentive fees that were subject to the Incentive Fee Cap & Deferral Mechanism, as a result of realized and unrealized losses on investments. Refer to Note 5 of our consolidated financial statements for additional discussion of our incentive fee.

Professional fees decreased $0.3 million for the year ended December 31, 2017 from the year ended December 31, 2016 due primarily to lower consulting fees.

Administrator expenses increased $0.2 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015 due primarily to higher overhead staffing costs.

Other expenses increased $0.2 million for the year ended December 31, 2017 from the year ended December 31, 2016 due to higher one-time deal related expenses incurred as part of the workout and ultimate realization of certain of our non-accrual investments.

Net Realized Gain/(Loss) and Unrealized Gain/(Loss) on Investments

For the year ended December 31, 2017, we realized a net loss on investments of $25.4 million. These losses were primarily driven by the realization of portfolio investments including Forest Park Medical Center at San Antonio, Walnut Hill Physicians’ Hospital, Badlands Production Company, Speed Commerce Operating Company and Speed Commerce Investment Partners in the amounts of $8.8 million, $6.1 million, $6.0 million, $3.3 million and $1.7 million, respectively. These losses were partially offset by realized gains on 360 Holdings III Corp and AP Gaming I in the amounts of $0.2 million and $0.1 million, respectively, and an aggregate $0.2 million of net gains from partial repayments across our remaining portfolio.

For the year ended December 31, 2016, we realized a net loss on investments of $30.6 million. Net realized losses for the year ended December 31, 2016 were primarily driven by a $12.7 million loss in connection with the restructuring of our investment in Speed Commerce Inc., a $11.1 million loss on BFN Operations LLC, a $5.8 million loss on Forest Park Medical Center at Fort Worth, a $1.3 million loss on SC Academy Holdings, Inc. and $1.3 million of realized losses in the GLC Trust 2013-2’s consumer loan portfolio. This was partially offset by a $0.3 million realized gain on Ellman International, Inc., a $0.3 million realized gain on Provo Craft Holdings, LLC and $1.0 million of gains from the partial and full repayments and sales of other portfolio investments.

For the year ended December 31, 2015, we realized a net loss on investments of $11.7 million. Net realized losses for the year ended December 31, 2015 were primarily driven by $8.5 million of realized losses incurred from the significant restructurings of two portfolio investments, a realized loss of $4.4 million from the early full repayment of one portfolio investment, and $2.8 million of realized losses in GLC Trust 2013-2’s consumer loan portfolio. This was offset by a $2.5 million realized gain incurred from the partial sale of one portfolio investment and net realized gains of $1.5 million incurred from the early full repayment of 17 portfolio investments, the sale of one portfolio investment and other partial repayments.

The net change in unrealized gain on investments of $14.4 million for the year ended December 31, 2017 was primarily driven by the reversal of unrealized losses on realized portfolio assets including Forest Park Medical Center at San Antonio, Badlands Production Company and Speed Commerce Investment Partners in the amounts of $7.8 million, $4.1 million and $1.7 million, respectively. In addition, we incurred a negative fair value adjustment on our investments in Prosper Marketplace in the amount of $1.4 million and an aggregate $0.4 million of negative fair value adjustments across our remaining portfolio. This was partially offset by a positive fair value adjustment on Sprint Industrial Holdings of $1.0 million.

The net change in unrealized gain on investments of $6.7 million for the year ended December 31, 2016 was primarily driven by $16.9 million from the reversal of prior period net unrealized losses across 16 investments and positive fair value adjustments of $3.6 million, partially offset by $10.2 million of negative credit-related adjustments across 6 portfolio investments and $3.6 million of negative market-related adjustments across 4 portfolio investments. The $16.9 million of reversals of prior period net unrealized losses included $9.8 million from Speed Commerce, Inc., $5.3 million from BFN Operations LLC and $1.8 million from Forest Park Medical Center at Fort Worth. The $2.8 million of positive fair value adjustments were primarily driven by yield adjustments due to tightening credit spreads and higher bid quotations on our syndicated credits. The $10.2 million of negative credit-related adjustments included unrealized losses from the Forest Park Medical Center at San Antonio, Badlands Production Company and Speed Commerce Investment Partners investments in the amounts of $3.9 million, $3.8 million and $1.7 million, respectively. The $3.6 million of market-related adjustments was comprised of $2.2 million from our equity investment in Prosper Marketplace, $0.8 million from Rooster Energy Inc., $0.3 million from Confluence Outdoors, LLC and $0.3 million from Profusion Industries, LLC.

For the year ended December 31, 2015, the net change in unrealized loss on investments was $21.9 million. The net change in unrealized loss for the year ended December 31, 2015 was primarily driven by $20.8 million of negative credit related adjustment of four portfolio investments, $4.0 million of negative market-related adjustment on 20 portfolio investments, a net $1.3 million reversal of prior period unrealized gains resulting from the full repayment of five portfolio investments and the partial sale of one portfolio investment and $0.4 million negative adjustment related to the GLC Trust consumer loan portfolio. This was offset by $4.3 million from the reversal of prior period unrealized losses resulting from the significant restructuring of two portfolio investments, and an increase of $0.4 million in the value of two portfolio investment. The remaining net change in unrealized loss on investments was due to the decrease in the market value of the remaining portfolio in the amount of $0.1 million.

Net Increase/(Decrease) in Net Assets Resulting from Operations

We had a net asset value per common share outstanding on December 31, 2017, December 31, 2016 and December 31, 2015 of $11.69, $12.42 and $13.98, respectively.

Based on basic weighted average shares outstanding of 16,049,352, the net increase in net assets from operations per share for the year ended December 31, 2017 was $0.39. This increase was driven by net investment income of $1.07 offset by net realized and unrealized losses of $0.68 incurred during the year ended December 31, 2017.

Based on basic weighted average shares outstanding of 16,149,866, the net decrease in net assets from operations per share for the year ended December 31, 2016 was $0.30. This decrease was primarily driven by net realized losses from investments incurred during the year ended December 31, 2016.

Based on basic weighted average shares outstanding of 16,742,531, the net decrease in net assets from operations per share for the year ended December 31, 2015 was $0.22.

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

As of December 31, 2017 and December 31, 2016, we had cash of $14.9 million and $10.4 million, respectively. Also, as of December 31, 2017 and December 31, 2016, we had restricted cash of $4.6 million and $12.6 million, respectively.

In addition to proceeds from public and private offerings of our debt and equity securities, we have identified eight portfolio companies with a total par value of $22.3 million and a fair value of $21.6 million which we view as transitory investments. Transitory investments are generally those investments that we view as an additional source of liquidity that we are able to sell in order to fund investments that fit our core investment strategy. These transitory investments are generally at the lower end of our target portfolio yield range.

Our primary use of funds from operations includes investments in portfolio companies, cash distributions to holders of our common stock, payments of interest on our debt, and payments of fees and other operating expenses we incur. We believe that our existing cash and cash equivalents, available borrowings and our transitory portfolio as of December 31, 2017 will be sufficient to fund our anticipated funding requirements through at least December 31, 2018. In addition, we may, from time to time, amend or refinance our leverage facilities and borrowings, including the 2016-2 Notes, in order to, among other things, modify covenants or the interest rates payable and extend the reinvestment period or maturity date. In addition to capital not being available, it may not be available on favorable terms. To the extent we are not able to raise additional capital, or otherwise generate sufficient liquidity or are at or near target leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under the Investment Adviser’s allocation policy.

The following tables reflect the cash distributions per share that we have declared on our common stock for the fiscal years ended December 31, 2017 and December 31, 2016.

Record Dates ($ in thousands except per share data)	Date Declared	Payment Date	Distribution Declared	Distribution Declared per Share
Year Ended December 31, 2017
December 8, 2017	November 1, 2017	December 22, 2017	$4,495	$0.28
September 8, 2017	August 1, 2017	September 22, 2017	4,494	0.28
June 9, 2017	May 2, 2017	June 23, 2017	4,494	0.28
March 23, 2017	February 28, 2017	March 30, 2017	4,494	0.28
			$17,977	$1.12

Record Dates ($ in thousands except per share data)	Date Declared	Payment Date	Distribution Declared	Distribution Declared per Share
Year Ended December 31, 2016
December 9, 2016	November 1, 2016	December 23, 2016	$4,494	$0.28
September 9, 2016	August 2, 2016	September 23, 2016	5,617	0.35
June 10, 2016	May 2, 2016	June 24, 2016	5,655	0.35
March 8, 2016	February 24, 2016	March 28, 2016	5,685	0.35
			$21,451	$1.33

During the year ended December 31, 2017, cash and restricted cash decreased by $3.4 million as a result of net cash used in operating activities of $12.5 million offset by cash provided by financing activities in the amount of $9.0 million.

During the year ended December 31, 2017, cash provided by operating activities resulted mainly from repayments and sales of investments in the amount of $119.8 million and $8.5 million, respectively, and net realized and unrealized loss on investments in the amount of $11.0 million, offset by purchases of investments in the amount of $153.7 million. Net cash used in financing activities resulted mainly from cash distributions in the amount of $18.0 million and repayment of the GLC Trust 2013-2 Class A notes in the amount of $5.0 million, offset by proceeds from the Garrison SBIC borrowings in the amount of $12.8 million and net proceeds from the borrowing on senior secured revolving notes of the 2016-2 CLO in the amount of $19.7 million.

During the year ended December 31, 2016, cash and restricted cash decreased by $13.9 million as a result of net cash provided by operating activities of $37.8 million offset by cash used in financing activities in the amount of $51.6 million.

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

During the year ended December 31, 2015, cash and restricted cash increased by $8.9 million as a result of net cash provided by operating activities of $47.1 million offset by cash used in financing activities in the amount of $38.2 million.

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

As of December 31, 2017 and December 31, 2016 we had $8.7 million and $4.8 million of unfunded commitments, respectively, with a negative fair value of $0.1 million and $0.1 million, respectively. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2017 and December 31, 2016, respectively, subject to the terms of each loan’s respective credit agreement.

Subject to leverage and borrowing base restrictions, as of December 31, 2017, we had approximately $1.0 million available for additional borrowings under our senior secured revolving notes of the 2016-2 CLO and $20.2 million of available SBIC leverage subject to leverage and borrowing base restrictions. As of December 31, 2016, we had approximately $25.0 million available for additional borrowings under our senior secured revolving notes of the 2016-2 CLO, $33.0 million of available SBIC leverage and no available borrowings under the GLC Trust 2013-2 Revolver.

Portfolio Composition and Portfolio Information

As of December 31, 2017, we held investments in 62 portfolio companies with a fair value of $394.7 million. As of December 31, 2017, our portfolio had an average investment size of approximately $6.0 million, a weighted average yield on debt investments measured at amortized cost and current fair value of  9.9% and 10.0%, respectively, and a weighted average contractual maturity of 39 months.

The following table shows select information of our portfolio as of December 31, 2017 and December 31, 2016.

Portfolio characteristics ($ in millions, % based on fair market value)*	December 31, 2017	December 31, 2016
Total fair market value	$394.7	$376.7
Number of portfolio companies	62	58
Average investment size(1)	$6.0	$6.2
Weighted average yield measured at amortized cost(2)	9.9%	10.4%
Weighted average yield measured at fair value(2)	10.0%	10.9%
Weighted average price(1)	98.6	95.0
First lien senior secured	98.2%	96.6%
Equity, consumer loans and other	1.8%	3.4%
Core	94.5%	97.3%
Transitory	5.5%	2.7%
Originated(3)	45.1%	53.0%
Club(4)	24.3%	27.0%
Purchased	30.6%	20.0%
Floating(1)	99.3%	96.8%
Fixed(1)	0.7%	3.2%
Performing(1)	98.9%	97.5%
Non-accrual(1)	1.1%	2.5%
Weighted average debt/EBITDA(1)(2)(5)	3.7	x	3.6	x
Weighted average risk rating(1)	2.4	2.5

(1)	Excludes consumer loans and equity investments.
(2)

Weighted average yield measured at amortized cost and fair value are calculated based on the interest expected to be received using the current all-in interest rate, contractual maturity date and either the amortized cost or current fair value of the investment as of the balance sheet date. This excludes investments with a risk rating of 4, unfunded revolvers, non-accrual investments and equity investments.

(3)	Originated positions include investments where we have sourced and led the execution of the deal.
(4)	Club positions include investments where we provide direct lending to a borrower with one or two other lenders but did not lead the deal.
(5)

Excludes non-operating portfolio companies, which we define as those investments collateralized by real estate, proved developed producing value, or PDP, or other hard assets. PDPs are proven revenues that can be produced with existing wells. As of December 31, 2017, $23.5 million of par value and $22.1 million of fair market value was excluded.  As of December 31, 2016, $49.6 million of par value and $36.0 million of fair market value was excluded

*	Table excludes positions with a fair market value of zero except for portfolio companies.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2017 and December 31, 2016, we had $8.7 million and $4.8 million of outstanding commitments to fund such investments, respectively. As of December 31, 2017 and December 31, 2016, we had $19.5 million and $22.9 million of cash and restricted cash, respectively.

Contractual Obligations

A summary of our significant contractual payment obligations as of December 31, 2017 is as follows:

	Payments Due by Period
($ in thousands)	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
2016-2 CLO	$—	$—	$—	$186,700	$186,700
SBIC Borrowings(1)	—	—	—	49,800	49,800
Total contractual obligations	$—	$—	$—	$236,500	$236,500

(1) Includes $12.8 million of interim financings which mature on March 21, 2018, upon which we expect them to be pooled in ten year, SBA-guaranteed debentures.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•

We are party to the Investment Advisory Agreement with Garrison Capital Advisers LLC, under which our Investment Adviser is responsible for sourcing potential investments, conducting research and diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.

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

•

From October 1, 2016 to May 2, 2017, the Investment Adviser, in consultation with our board of directors agreed to irrevocably waive any fees payable to the Investment Adviser under the Investment Advisory Agreement with respect to a calendar quarter in excess of the sum of (i) 0.375% per quarter (1.50% annualized) of our gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds, calculated based on the average carrying value of our gross assets at the end of the two most recently completed calendar quarters, (ii) 20% of Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, in excess of a “hurdle rate” of 1.75% per quarter (7.00% annualized) and (iii) in the case of the final calendar quarter of each year, the capital gains incentive fee.

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

Basis for Consolidation

The consolidated financial statements include the accounts of Garrison Capital Inc. and its wholly owned subsidiaries. The accounts of the subsidiaries are prepared using consistent accounting policies and as of the same reporting period as GARS. Under ASC Topic 946, Financial Services – Investment Companies, or ASC Topic 946, the Company is generally precluded from consolidating any entity other than another investment company. Accordingly, the Company consolidates any investment company when it owns 100% of its equity units or 100% of the economic equity interest. ASC Topic 946 also provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries.

As a result, GARS has consolidated the results of Garrison Funding 2013-2 Manager LLC, Garrison Funding 2013-2 Ltd., Garrison Funding 2016-2 Ltd., Garrison Capital SBIC, LP, GLC Trust 2013-2 and a series of limited liability companies that GARS created primarily to provide specific tax treatment for the minority equity and other investments held in these limited liability companies.

Fair Value Measurements

The Company values its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC Topic 820’s definition of fair value focuses on exit price in the principal, or most advantageous, market and prioritizes the use of market-based inputs over entity-specific inputs within a measurement of fair value.

ASC Topic 820 classifies the inputs used to measure these fair values into the following hierarchy:

•	Level 1 — Unadjusted quoted prices in active markets for identical investments as of the reporting date.
•

Level 2 — Pricing inputs include quoted prices in active markets for similar instruments, quoted prices in less active or inactive markets for identical or similar investments where multiple price quotes can be obtained, and other observable inputs, such as interest rates, yield curves, credit risks, and default rates.

•

Level 3 — Pricing inputs are unobservable and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgement or estimation including, in certain instances, the Investment Adviser’s own assumptions about how market participants would price the financial instrument.

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

Debt Investments

Bid quotations – Certain of our debt investments are publicly traded instruments for which quoted market prices are not readily available. The fair value of these investments may be determined based on bid quotations from unaffiliated market makers or independent third-party pricing services or the price activity of comparable instruments. We will generally supplement the bid quotations for these investments by also performing a comparable yield approach outlined below.

Comparable yield approach – This valuation technique determines the fair value of an investment by assessing the expected market yield of other debt investments with similar credit structures, leverage statistics, interest rates and time to maturity. We generally use this approach for our debt investments that have not been deemed to be credit-impaired and where a market rate of recovery is expected.

Market comparable companies – This valuation technique determines the total enterprise value of a company by assessing the expected multiple that a market participant would apply to that company’s earnings before interest, taxes, depreciation and amortization, revenue or other collateral that secures the investment. These valuation multiples are typically determined based on reviewing market comparable transactions or other comparable publicly traded companies, if any. The resulting enterprise value will dictate whether or not our debt investment has adequate enterprise value coverage. In instances where the enterprise value is inadequate, the market comparable companies approach may be used to estimate a recovery value for our credit-impaired debt investments.

Equity Investments

Market comparable companies – This valuation technique determines the total enterprise value of a company by assessing the expected multiple that a market participant would apply to that company’s earnings before interest, taxes, depreciation and amortization, revenue, originations or other collateral that secures the investment. These valuation multiples are typically determined based on reviewing market comparable transactions or other comparable publicly traded companies, if any. When an external event, such as a purchase transaction, public offering or subsequent sale of equity occurs, the pricing indicated by that external event is utilized to corroborate our valuation.

Financial Assets

Discounted cash flows – This valuation technique determines the fair value of an investment by projecting the expected cash flows based on contractual terms calculating the present value of such cash flows as of the valuation date using a discount rate.

Valuation Process

The Board is responsible for determining the fair value of our assets in good faith using a documented valuation policy and consistently applied valuation process. The valuation process is a multi-step process conducted at the end of each fiscal quarter as described below:

•	Our valuation process begins with each portfolio company or investment being initially valued by investment professionals of the Investment Adviser responsible for credit monitoring.
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

As noted above, the Board has retained several independent valuation firms to review the valuation of each portfolio investment that does not have a readily available market quotation at least once during each 12-month period. To the extent a security is reviewed in a particular quarter, it is reviewed and valued by only one service provider. However, the Board does not intend to have de minimis investments of less than 0.5% of our total assets (up to an aggregate of 10.0% of our total assets) independently reviewed.

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

We accrue interest income if we expect that ultimately we will be able to collect such income. Generally, when payment default occurs on a loan in the portfolio, or if management otherwise believes that the issuer of the loan will not be able to make contractual interest payments, the Investment Adviser will place the loan on non-accrual status and we will cease recognizing interest income on that loan until all principal and interest is current through payment or until a restructuring occurs, such that the interest income is deemed to be collectible. However, we remain contractually entitled to this interest.

We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. We had investments in one portfolio company on non-accrual status as of December 31, 2017 and two investments on non-accrual status as of December 31, 2016.

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

Loan Origination, Facility, Commitment and Amendment Fees

We may receive loan origination, prepayment, facility, commitment, forbearance, and amendment fees in addition to interest income during the life of the investment. We may receive origination fees upon the origination of an investment.

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

Depending on the level of taxable income earned in a tax year, we may choose to retain taxable income in excess of current year dividend distributions and would distribute such taxable income in the next tax year. We would then pay a 4% excise tax on such taxable income, as required. To the extent that we determine that its estimated current year annual taxable income, determined on a calendar basis, could exceed estimated current calendar year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as taxable income is earned. For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, $0.1 million, $0.1 million and $0.2 million, respectively, was recorded for U.S. federal excise tax.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the period covered by our financial statements, the majority of the loans in our portfolio had floating interest rates, and we expect that our loans in the future will also have floating interest rates. These loans usually have floating interest rates based on LIBOR, and typically have interest rate re-set provisions that adjust applicable LIBOR under such loans to current market rates on a regular basis. In addition, the 2016-2 CLO has a floating interest rate provision based on a cost of funds that approximates LIBOR and we expect that any other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the consolidated statement of financial condition as of December 31, 2017 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	(Decrease)/increase	(Decrease)/increase	Net (decrease)/increase
Change in interest rates ($ in thousands)	in interest income	in interest expense	in investment income
Down 25 basis points	$(938)	$(436)	$(502)
Up 50 basis points	1,924	873	1,051
Up 100 basis points	3,849	1,745	2,104
Up 200 basis points	7,550	3,490	4,060
Up 300 basis points	11,383	5,235	6,148

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

Management assessed the effectiveness of Garrison Capital’s internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Garrison Capital Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of Garrison Capital Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017, the GLC Trust 2013-2 schedule of investments as of December 31, 2017 included as Exhibit 99.1, and the GLC Trust 2013-2 schedule of investments as of December 31, 2016 included as Exhibit 99.2 (not filed herewith) (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017,  the GLC Trust 2013-2 schedule of investments as of December 31, 2017 included as Exhibit 99.1, and the GLC Trust 2013-2 schedule of investments as of December 31, 2016 included as Exhibit 99.2 (not filed herewith) in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2017, by correspondence with the custodians, loan agents or management of the underlying investments, as applicable, or by other appropriate auditing procedures where replies from these parties, as applicable, were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2014.

New York, New York

March 6, 2018

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Financial Condition

($ in thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
Assets
Cash	$14,895	$10,378
Restricted cash	4,621	12,568
Due from counterparties	4,560	2,083
Due from affiliates	509	—
Investments, at fair value
Non-control/non-affiliate investments (amortized cost of $395,683 and $387,265, respectively)	394,730	373,601
Non-control/affiliate investments (amortized cost of $0 and $4,796, respectively)	—	3,103
Accrued interest receivable	3,492	3,387
Other assets	1,389	1,427
Total assets	$424,196	$406,547

Liabilities
Due to counterparties	$1,921	$—
Management fee payable (Note 5)	100	42
Senior secured revolving note (Note 4)	19,700	—
Senior secured term notes (Note 4)	164,511	164,308
SBIC borrowings (Note 4)	48,320	35,851
GLC Trust 2013-2 Class A note (Note 4)	—	4,953
Accrued interest payable	1,308	1,089
Accrued expenses and other payables	678	896
Total liabilities	$236,538	$207,139

Commitments and contingencies (Note 10)

Net assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 16,758,779 shares issued and 16,049,352 shares outstanding as of both December 31, 2017 and December 31, 2016	$17	$17
Paid-in-capital in excess of par	249,124	249,148
Underdistributed net investment income	4,307	5,165
Accumulated net realized loss from investments	(64,821)	(39,565)
Net unrealized loss from investments	(969)	(15,357)
Total net assets	187,658	199,408
Total liabilities and net assets	$424,196	$406,547

Shares of common stock outstanding	16,049,352	16,049,352
Net asset value per share	$11.69	$12.42

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2017

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Common Equity
Building Products
Valterra Products Holdings, LLC, Class A	N/A	N/A	N/A	N/A	185,847	$186	$786	0.42%
Valterra Products Holdings, LLC, Class B	N/A	N/A	N/A	N/A	20,650	21	87	0.05
						207	873	0.47

Commercial Services and Supplies
Faraday Holdings, LLC, Common	N/A	N/A	N/A	N/A	2,752	140	320	0.17
						140	320	0.17

Healthcare Equipment and Services
Juniper TGX Investment Partners, LLC, Common	N/A	N/A	N/A	N/A	3,146	671	1,394	0.74
						671	1,394	0.74

Household Products and Durables
Oneida Group Inc. (fka Everyware Global, Inc.), Common	N/A	N/A	N/A	N/A	242,035	2,714	1,997	1.06
						2,714	1,997	1.06

Transportation Services
EZE Trucking, LLC, Common	N/A	N/A	N/A	N/A	2,898	268	—	—
						268	—	—

Total Common Equity						$4,000	$4,584	2.44%

Preferred Equity
Diversified Financial Services
Prosper Marketplace Series B Preferred Stock⁽¹⁾⁽²⁾	N/A	N/A	N/A	N/A	912,865	$551	$640	0.34%
						551	640	0.34

Total Preferred Equity						$551	$640	0.34%

Debt Investments
Aerospace and Defense
AbelConn, LLC (Atrenne Computing), Term Loan*	1.69%	8.50%	10.19%	7/17/2019	8,203	$8,153	$8,203	4.37%
						8,153	8,203	4.37

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2017

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Air Freight and Logistics
Gruden Acquisition, Inc., Term Loan (First Lien)*	1.69%	5.50%	7.19%	8/18/2022	1,960	$1,933	$1,958	1.04%
MXD Group, Inc. (fka Exel Direct Inc.), Term Loan*⁽³⁾	1.38%	14.00%	15.38% PIK	5/31/2018	16,932	16,836	17,049	9.09
Raymond Express International, LLC, Revolver*	1.75%	7.75%	9.50%	2/28/2018	40	40	40	0.02
Raymond Express International, LLC, Term Loan*	1.75%	7.75%	9.50%	2/28/2018	385	385	385	0.21
						19,194	19,432	10.36

Auto Components
Challenge Mfg. Company, LLC, Term Loan B*	1.57%	7.00%	8.57%	4/20/2022	8,663	8,567	8,565	4.56
FRAM Group Holdings Inc. (Autoparts Holdings), Term Loan*	1.57%	6.75%	8.32%	12/23/2021	8,550	8,414	8,614	4.59
						16,981	17,179	9.15

Building Products
ShelterLogic Corp., Term Loan*	1.36%	9.50%	10.86%	7/30/2019	9,356	9,297	9,356	4.99
						9,297	9,356	4.99

Chemicals
Aristech Surfaces LLC, Term Loan B*	1.38%	7.00%	8.38%	10/17/2019	9,410	9,351	9,336	4.98
Profusion Industries, LLC, Term Loan*	1.63%	12.25%	13.88%	6/19/2020	9,270	9,179	8,621	4.59
						18,530	17,957	9.57

Commercial Services and Supplies
Del Mar Recovery Solutions, Inc., Term Loan**	1.57%	8.50%	10.07%	6/27/2021	7,726	7,632	7,572	4.04
Interior Specialists, Inc., Term Loan*	1.38%	6.00%	7.38%	6/30/2021	9,832	9,734	9,832	5.24
VIP Cinema Holdings, Inc., Term Loan*	1.70%	6.00%	7.70%	3/1/2023	1,524	1,517	1,533	0.82
						18,883	18,937	10.10

Construction and Engineering
QualTek USA, LLC, Term Loan**	1.37%	8.00%	9.37%	11/30/2020	9,287	9,129	9,128	4.86
						9,129	9,128	4.86

Diversified Financial Services
PlanMember Financial Corporation, Term Loan*⁽¹⁾	1.50%	6.50%	8.00%	12/31/2020	1,079	1,068	1,079	0.58
						1,068	1,079	0.58

Diversified Telecommunication Services
Onvoy, LLC, Term Loan*	1.69%	4.50%	6.19%	2/10/2024	3,014	3,005	2,547	1.36
U.S. Telepacific Corp., Term Loan B*	1.69%	5.00%	6.69%	5/2/2023	5,967	5,915	5,699	3.04
						8,920	8,246	4.40

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2017

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Food Products
Diamond Crystal Brands, Inc., Term Loan**	1.70%	7.75%	9.45%	7/29/2021	5,460	$5,419	$5,460	2.91%
Gold Coast Bakeries, LLC, Term Loan**⁽⁴⁾	1.57%	6.02%	7.59%	9/27/2022	6,729	6,618	6,617	3.53
Specialty Bakers LLC, Term Loan*⁽⁴⁾	1.37%	7.88%	9.25%	8/7/2019	9,539	9,473	9,443	5.03
						21,510	21,520	11.47

Healthcare Equipment and Services
ActivStyle, Inc., Term Loan**	1.38%	9.00%	10.38%	7/9/2020	8,311	8,237	8,311	4.43
Aurora Diagnostics, LLC, Delayed Draw Term Loan*	1.39%	7.13%	8.52%	7/31/2019	850	848	850	0.45
Aurora Diagnostics, LLC, Delayed Draw Term Loan B*	1.39%	7.13%	8.52%	7/31/2019	598	596	598	0.32
Aurora Diagnostics, LLC, Delayed Draw Term Loan C*	1.47%	7.13%	8.60%	7/31/2019	610	610	610	0.33
Aurora Diagnostics, LLC, Revolver*	1.66%	7.13%	8.79%	7/31/2019	544	543	544	0.29
Aurora Diagnostics, LLC, Term Loan*	1.39%	7.13%	8.52%	7/31/2019	5,387	5,369	5,387	2.87
Maxor Acquisition, Inc., Revolver*	1.59%	6.00%	7.59%	11/22/2022	66	66	65	0.03
Maxor Acquisition, Inc., Term Loan*	1.66%	6.00%	7.66%	11/22/2023	9,035	8,946	8,946	4.77
RCS Management Corporation (SMS), Term Loan B**	1.49%	10.50%	11.99%	7/29/2018	9,500	9,446	9,445	5.03
Theragenics Corporation, Term Loan**	1.70%	12.00%	13.70%	12/23/2020	8,217	8,122	8,217	4.38
						42,783	42,973	22.90

Hotels, Restaurants and Leisure
AP Gaming I, LLC, Term Loan B*	1.57%	5.50%	7.07%	2/15/2024	9,950	9,928	10,018	5.34
HRI Holding Corp. (Houlihans Restaurants), Term Loan*⁽⁴⁾	1.70%	7.54%	9.24%	12/17/2020	6,725	6,642	6,389	3.40
						16,570	16,407	8.74

Household Products and Durables
Brown Jordan International Inc., Term Loan*	1.69%	5.00%	6.69%	1/31/2023	5,893	5,853	5,893	3.14
CR Brands, Inc., Term Loan*⁽³⁾	1.37%	11.25%	12.62% PIK	6/30/2018	9,635	9,635	9,634	5.13
Lexmark Carpet Mills, Inc., Term Loan*⁽³⁾	1.34%	10.00% Cash + 1.00% PIK	12.34%	12/19/2019	8,714	8,629	8,629	4.60
NBG Acquisition Inc., Term Loan*	1.69%	5.50%	7.19%	4/26/2024	5,325	5,249	5,365	2.86
University Furnishings, L.P., Term Loan***⁽⁴⁾	1.36%	7.70%	9.06%	10/13/2022	9,500	9,377	9,500	5.06
						38,743	39,021	20.79

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2017

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Internet Software and Services
Aptos, Inc., Term Loan B*	1.69%	6.75%	8.44%	9/1/2022	8,854	$8,716	$8,721	4.65%
ASG Technologies Group, Inc., Term Loan*	1.57%	4.75%	6.32%	7/31/2024	1,392	1,385	1,406	0.75
Dodge Data & Analytics LLC, Term Loan*	1.38%	8.75%	10.13%	10/31/2019	8,629	8,570	8,566	4.56
Emtec Global Services Holdings, LLC, Revolver⁽³⁾	1.35%	8.25% Cash + 4.00% PIK	13.60%	11/30/2020	353	353	353	0.19
Emtec Global Services Holdings, LLC, Term Loan**⁽³⁾	1.35%	8.25% Cash + 4.00% PIK	13.60%	11/30/2020	2,954	2,932	2,659	1.42
Exela Intermediate LLC, Term Loan*⁽¹⁾	1.36%	7.50%	8.86%	7/12/2023	5,132	5,038	4,972	2.65
Lionbridge Technologies, Inc., Term Loan*	1.57%	5.50%	7.07%	2/28/2024	1,419	1,412	1,414	0.75
Newscycle Solutions, Inc., Term Loan*	1.57%	7.00%	8.57%	12/29/2022	8,992	8,813	8,812	4.70
RA Outdoors LLC (Active Network), Term Loan*	1.46%	4.75%	6.21%	9/11/2024	7,963	7,883	7,884	4.20
Vero Parent, Inc. (fka Syncsort Incorporated), Initial Term Loan (First Lien)*	1.69%	5.00%	6.69%	8/16/2024	8,978	8,863	8,753	4.66
						53,965	53,540	28.53

Leisure Products
Bass Pro Group, LLC, Initial Term Loan*	1.57%	5.00%	6.57%	9/25/2024	5,736	5,699	5,714	3.04
Confluence Outdoor, LLC, Delayed Draw Term Loan*	1.36%	8.75%	10.11%	4/18/2019	999	994	989	0.53
Confluence Outdoor, LLC, Term Loan*	1.36%	8.75%	10.11%	4/18/2019	6,657	6,627	6,590	3.51
Kranos Acquisition Corp., Term Loan*	1.38%	10.00%	11.38%	4/30/2018	7,506	7,525	7,408	3.95
Playpower, Inc., Initial Term Loan (First Lien)*	1.69%	4.75%	6.44%	6/23/2021	957	963	960	0.51
						21,808	21,661	11.54

Machinery
Texas Hydraulics Holding, Inc., Term Loan**⁽⁴⁾	1.57%	9.34%	10.91%	2/17/2021	8,200	8,097	8,200	4.37
						8,097	8,200	4.37

Media
Project Sunshine IV Pty Ltd, 2017 Incremental Term Loan*⁽¹⁾	1.57%	7.00%	8.57%	8/22/2022	8,568	8,469	8,569	4.57
						8,469	8,569	4.57

Metals and Mining
Metal Services LLC (Phoenix), New Term Loans*	1.69%	7.50%	9.19%	6/30/2019	6,019	5,978	6,042	3.22
						5,978	6,042	3.22

Retailing
Western Convenience Stores, Inc., Term Loan*	1.38%	11.00%	12.38%	9/1/2019	9,000	8,850	9,000	4.80
						8,850	9,000	4.80

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2017

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Oil, Gas and Consumable Fuels
Diversified Gas & Oil Corporation, Term Loan*⁽⁴⁾	1.57%	9.45%	11.02%	6/30/2020	5,799	$5,784	$5,735	3.06%
Rooster Energy Ltd., Term Loan*⁽³⁾⁽⁴⁾⁽⁵⁾	1.50%	12.58% Cash + 8.00% PIK	22.08%	6/25/2018	5,474	4,988	4,112	2.19
						10,772	9,847	5.25

Pharmaceuticals
RiteDose Holdings I, Inc., Term Loan*	1.34%	6.50%	7.84%	9/13/2023	8,058	7,943	7,941	4.23
						7,943	7,941	4.23

Professional Services
Censeo Health LLC, Term Loan*	1.64%	5.00%	6.64%	12/21/2024	1,889	1,871	1,889	1.01
						1,871	1,889	1.01

Technology Hardware, Storage and Peripherals
Elo Touch Solutions, Inc., Term Loan B*	1.44%	6.00%	7.44%	10/31/2023	6,333	6,272	6,266	3.34
Table Top Media, LLC, Lease**	N/A	10.00%	10.00%	10/15/2019	2,834	2,827	2,831	1.51
						9,099	9,097	4.85

Textiles, Apparel and Luxury Goods
League Collegiate Holdings, LLC, Term Loan*	1.58%	8.00%	9.58%	6/28/2021	7,315	7,238	7,233	3.85
						7,238	7,233	3.85

Trading Companies and Distributors
Sprint Industrial Holdings, LLC, Term Loan (First Lien)*	1.69%	5.75%	7.44%	5/14/2019	4,725	4,716	4,359	2.32
						4,716	4,359	2.32

Transportation Services
Jack Cooper Holdings Corp., Term Loan	3.00%	7.00%	10.00%	10/18/2018	5,000	5,050	5,052	2.69
Sirva Worldwide, Term Loan*	1.49%	6.50%	7.99%	11/22/2022	5,659	5,544	5,687	3.03
						10,594	10,739	5.72

Total Debt Investments						$389,161	$387,555	206.54%

Financial Assets
Diversified Financial Services
GLC Trust 2013-2 Consumer Loan Pool⁽¹⁾⁽⁶⁾	N/A	N/A	N/A	N/A	2,165	$2,165	$2,026	1.08%
						2,165	2,026	1.08

Total Financial Assets						$2,165	$2,026	1.08%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2017

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Unfunded Commitments
Air Freight and Logistics
Raymond Express International, LLC, Revolver*	N/A	0.50%	0.50%	2/28/2018	175	$—	$—	—%
						—	—	—

Commercial Services and Supplies
Del Mar Recovery Solutions, Inc., Revolver	N/A	0.75%	0.75%	6/27/2021	990	(12)	—	—
						(12)	—	—

Healthcare Equipment and Services
Aurora Diagnostics, LLC, Delayed Draw Term Loan C*	N/A	2.25%	2.25%	7/31/2019	446	(16)	—	—
Aurora Diagnostics, LLC, Delayed Draw Term Loan D	N/A	3.00%	3.00%	12/12/2018	677	(16)	—	—
Aurora Diagnostics, LLC, Revolver*	N/A	0.38%	0.38%	7/31/2019	476	(3)	—	—
Maxor Acquisition, Inc., Revolver*⁽⁷⁾	N/A	0.50%	0.50%	11/22/2022	519	(6)	(5)	—
						(41)	(5)	—

Internet Software and Services
Emtec Global Services Holdings, LLC, Revolver	N/A	0.00%	0.00%	11/30/2020	219	(4)	—	—
Newscycle Solutions, Inc., Delayed Draw Term Loan⁽⁷⁾	N/A	2.00%	2.00%	12/29/2022	822	—	(16)	(0.01)
Newscycle Solutions, Inc., Revolver⁽⁷⁾	N/A	0.50%	0.50%	12/29/2022	685	(14)	(14)	(0.01)
						(18)	(30)	(0.02)

Oil, Gas and Consumable Fuels
Diversified Gas & Oil Corporation, Term Loan*⁽⁷⁾	N/A	3.00%	3.00%	6/30/2020	792	(92)	(7)	—
Morrison Well Services, LLC, Revolver	N/A	0.00%	0.00%	1/31/2018	198	—	—	—
						(92)	(7)	—

Pharmaceuticals
RiteDose Holdings I, Inc., Revolver*⁽⁷⁾	N/A	0.50%	0.50%	9/13/2023	537	(8)	(8)	—
						(8)	(8)	—

Textiles, Apparel and Luxury Goods
League Collegiate Holdings, LLC, Revolver*⁽⁷⁾	N/A	0.75%	0.75%	6/28/2021	2,200	(23)	(25)	(0.01)
						(23)	(25)	(0.01)

Total Unfunded Commitments						$(194)	$(75)	(0.03)

Total Non-Control/Non-Affiliate Investments						$395,683	$394,730	210.37%

Total Investments - United States						$395,683	$394,730	210.37%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2017

($ in thousands, except share amounts)

*	Denotes that all or a portion of the investment is held as collateral by Garrison Funding 2016-2 Ltd.
**	Denotes that all or a portion of the loan is held by Garrison Capital SBIC LP.
***	Denotes that all or a portion of the investment is held as collateral by Garrison Funding 2016-2 Ltd. and Garrison Capital SBIC LP.

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

All securities above were valued with significant unobservable inputs. Refer to Note 3 of our consolidated financial statements

(1)

Not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”).  Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2017, 95.9% of the Company’s assets were qualifying assets.

(2)	Net of a profits interest payable to a third party upon any subsequent sales of Prosper Marketplace Series B Preferred Stock.
(3)	Interest is payable in cash, and/or payment-in-kind (“PIK”), or a combination thereof.
(4)

In addition to the interest earned on the stated base rate and spread of this investment, the Company received additional interest during the year ended December 31, 2017 due to an arrangement between the Company and certain other lenders to the portfolio company. The additional interest received during the quarter has been annualized and included in the spread disclosed for this investment.

(5)	Investment is currently not income producing and placed on non-accrual status.
(6)

GLC Trust 2013-2 includes 516 small balance consumer loans with an average par of $4,196, a weighted average rate of 16.17% and a weighted average maturity of February 19, 2019. See Note 3 for additional information. See Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for detail on underlying loans.

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

All debt investments were income producing as of December 31, 2017, unless otherwise noted. Common and preferred equity investments are non income-producing unless otherwise noted.

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

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Operations

($ in thousands, except share and per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Investment income
Interest income
Non-control/non-affiliate investments	$32,815	$40,092	$46,138
Non-control/affiliate investments	148	179	—
Payment-in-kind	2,394	1,494	2,454
Other income	1,263	1,186	2,725
Total investment income	36,620	42,951	51,317

Expenses
Interest expense	8,803	9,859	7,428
Loss on refinancing of secured notes (Note 4)	—	1,828	—
Management fee	5,875	7,221	7,755
Incentive fee	—	—	1,135
Professional fees	1,087	1,369	1,309
Directors' fees	312	379	405
Administrator expenses	1,203	1,260	1,052
Other expenses	2,400	2,149	2,099
Total expenses	19,680	24,065	21,183
Management fee waived	(310)	(249)	—
Net expenses	19,370	23,816	21,183
Net investment income before excise taxes	17,250	19,135	30,134
Excise tax expense/(benefit)	23	50	190
Net investment income	17,227	19,085	29,944

Realized and unrealized gain/(loss) on investments
Net realized (loss)/gain on investments
Non-control/non-affiliate investments	(20,443)	(30,591)	(11,685)
Non-control/affiliate investments	(4,945)	—	—
Net change in unrealized gain/(loss) on investments
Non-control/non-affiliate investments	12,694	6,696	(21,919)
Non-control/affiliate investments	1,694	—	—
Net realized and unrealized loss on investments	(11,000)	(23,895)	(33,604)

Net increase/(decrease) in net assets resulting from operations	$6,227	$(4,810)	$(3,660)

Net investment income per common share	$1.07	$1.18	$1.79
Net increase/(decrease) in net assets resulting from operations per common share	$0.39	$(0.30)	$(0.22)
Basic weighted average common shares outstanding	16,049,352	16,149,866	16,742,531

Dividends and distributions declared per common share	$1.12	$1.33	$1.40

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

($ in thousands, except share and per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Increase/(decrease) in net assets from operations:
Net investment income	$17,227	$19,085	$29,944
Net realized loss on investments	(25,388)	(30,591)	(11,685)
Net change in unrealized gain/(loss) on investments	14,388	6,696	(21,919)
Net increase/(decrease) in net assets resulting from operations	6,227	(4,810)	(3,660)

Dividends and distributions to stockholders:
From net investment income	(17,977)	(21,451)	(23,418)
Total dividends and distributions to stockholders	(17,977)	(21,451)	(23,418)

Common share transactions
Repurchase of common stock (Note 9)	—	(5,041)	(3,314)
Net increase/(decrease) in net assets from common share transaction	—	(5,041)	(3,314)

Total decrease in net assets	(11,750)	(31,302)	(30,392)
Net assets at beginning of period	199,408	230,710	261,102
Net assets at end of period	$187,658	$199,408	$230,710
Net asset value per share	$11.69	$12.42	$13.98
Shares of common stock outstanding at end of period	16,049,352	16,049,352	16,507,594

Underdistributed net investment income included in net assets	$4,307	$5,165	$8,782

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands, except share and per share amounts)

	Year Ended	Year Ended	Year Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Cash flows from operating activities
Net increase/(decrease) in net assets resulting from operations	$6,227	$(4,810)	$(3,660)
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash (used in)/provided by operating activities:
Net accretion of discounts on investments	(1,274)	(1,536)	(1,638)
Net realized loss on investments	25,388	30,591	11,685
Loss on refinancing of secured notes	—	1,828	—
Amortization of deferred debt issuance costs and discounts on notes payable	404	2,445	1,091
Net change in unrealized (gain)/loss on investments	(14,388)	(6,696)	21,919
Payment-in-kind interest	(2,394)	(1,494)	(2,454)
Purchases of investments	(153,725)	(123,887)	(181,042)
Paydowns of investments	119,826	107,185	198,188
Sales of investments	8,526	34,132	6,111
Changes in operating assets and liabilities:
(Increase)/decrease in due from counterparties	(2,477)	(519)	51
Increase in due from affiliates	(509)	—	—
(Increase)/decrease in accrued interest receivable	(105)	2,532	(2,412)
Decrease in prepaid administrator fee	—	—	74
Decrease/(increase) in other assets	54	(99)	(315)
Increase/(decrease) in due to counterparties	1,921	(368)	259
Increase/(decrease) in payables to affiliates	58	(1,786)	(1,257)
Increase in accrued interest payable	219	282	117
(Decrease)/increase in accrued expenses and other payables	(218)	(40)	342
Net cash (used in)/provided by operating activities	(12,467)	37,760	47,059

Cash flows from financing activities
Repurchase of common stock	—	(5,041)	(3,314)
Distributions paid to stockholders	(17,977)	(21,451)	(23,418)
Payments for financing costs	(438)	(2,830)	(828)
Proceeds of senior secured revolving note	19,700	(35,000)	(15,000)
Repayment of GLC Trust 2013-2 Class A note	(5,048)	(10,929)	(14,932)
Proceeds from Garrison SBIC borrowings	12,800	17,660	19,340
Proceeds from borrowing on senior secured term notes	—	5,959	—
Net cash provided by/(used in) financing activities	9,037	(51,632)	(38,152)

Net (decrease)/increase in cash and restricted cash	(3,430)	(13,872)	8,907
Cash and restricted cash at beginning of period	22,946	36,818	27,911
Cash and restricted cash at end of period	$19,516	$22,946	$36,818

Supplemental disclosure of cash flow information
Cash paid for interest expense	$8,550	$7,211	$6,097
Supplemental disclosure of non-cash activities
Restructuring of portfolio investment	—	$840	$3,986

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017

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

Our investment objective is to generate current income and capital appreciation through direct loans and debt investments in U.S. based middle-market companies. Our loans and debt investments are primarily first lien senior secured loans (including “unitranche” loans, which are loans that combine the characteristics of both senior and subordinated debt, generally in a first lien position). We also may, to a lesser extent, invest in subordinated and mezzanine debt, unsecured consumer loans and equity investments. Our goal is to generate attractive risk-adjusted returns by assembling a broad portfolio of investments.

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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for financial information and pursuant to the requirements for reporting on Form 10-K and Articles 6 or 10 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation including but not limited to the presentation of PIK interest.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017

2. Significant Accounting Policies and Recent Updates – (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of GARS and its wholly-owned subsidiaries. The accounts of the subsidiaries are prepared using consistent accounting policies and as of the same reporting period as GARS. Under ASC Topic 946, the Company is generally precluded from consolidating any entity other than another investment company. Accordingly, the Company consolidates any investment company when it owns 100% of its equity units or 100% of the economic equity interest. ASC Topic 946 also provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries (the “GARS Equity Holding Entities”).

As a result, GARS has consolidated the results of Garrison Funding 2013-2 Manager, LLC (“GF 2013-2 Manager”), Garrison Funding 2013-2 Ltd. (“GF 2013-2”), Garrison Funding 2016-2 Ltd. (“GF 2016-2”), Garrison Capital SBIC, LP (“Garrison SBIC”), GLC Trust 2013-2 (“GLC Trust 2013-2”), Garrison Capital PL Holdings LLC (“Garrison Capital PL Holdings LLC”) and a series of limited liability companies that GARS created primarily to provide specific tax treatment for the minority equity and other investments held in these limited liability companies.

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

Cash and Cash Equivalents

As of December 31, 2017 and December 31, 2016, cash held in designated bank accounts with Deutsche Bank Trust Company Americas (the “Custodian”) was $13.8 million and $9.1 million, respectively. As of December 31, 2017 and December 31, 2016, cash held in designated bank accounts with other major financial institutions was $1.1 million and $1.3 million, respectively. At times, these balances may exceed federally insured limits and this potentially subjects the Company to a concentration of credit risk. The Company believes it is not exposed to any significant credit risk associated with the Custodian.

The Company defines cash equivalents as highly liquid financial instruments with original maturities of three months or less, including those held in overnight sweep bank deposit accounts. As of December 31, 2017 and December 31, 2016, the Company held no cash equivalents.

Cash and Cash Equivalents, Restricted

Restricted cash as of December 31, 2017 and December 31, 2016 included cash of $4.6 million and $11.3 million, respectively, held by GF 2016-2 in designated bank accounts with the Custodian. GF 2016-2 is required to use a portion of these amounts to pay interest expense, reduce borrowings at the end of the investment period and to pay other amounts in accordance with the terms of the indenture governing the 2016-2 CLO, as defined in Note 4. Funds held by GF 2016-2 are not available for general use by the Company. Restricted cash as of December 31, 2016 also included cash of $1.3 million held by GLC Trust 2013-2 in designated restricted bank accounts. GLC Trust 2013-2 was required to use a portion of these amounts to make principal payments and pay interest expense in accordance with the terms of the indenture governing the GLC Trust 2013-2 Notes, as defined in Note 4.

As of both December 31, 2017 and December 31, 2016, the Company held no restricted cash equivalents.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017

2. Significant Accounting Policies and Recent Updates – (continued)

Investment Transactions and Related Investment Income and Expense

The Company records its investment transactions on a trade date basis, which is the date when management has determined that all material legal terms have been contractually defined for the transactions. These transactions could possibly settle on a subsequent date depending on the transaction type. Any amounts related to purchase, sale and principal paydowns that have traded but not settled are reflected as either a due to counterparty or due from counterparty on our consolidated statement of financial condition. All related revenue and expenses attributable to these transactions are reflected on the consolidated statements of operations commencing on the trade date unless otherwise specified by the transaction documents. Realized gains and losses on investment transactions are recorded using the specific identification method.

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

The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. As of December 31, 2017, the Company had investments in one portfolio company that was placed on non-accrual status. As of December 31, 2016, the Company had investments in two portfolio companies that were placed on non-accrual status.

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

December 31, 2017

2. Significant Accounting Policies and Recent Updates – (continued)

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

December 31, 2017

2. Significant Accounting Policies and Recent Updates – (continued)

Valuation Techniques

The following is a description of the different valuation techniques utilized by the Company.

Debt Investments

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

Equity Investments

Market comparable companies – This valuation technique determines the total enterprise value of a company by assessing the expected multiple that a market participant would apply to that company’s EBITDA, revenue or other collateral that secures the investment. These valuation multiples are typically determined based on reviewing market comparable transactions or other comparable publicly traded companies, if any. When an external event, such as a purchase transaction, public offering or subsequent sale of equity occurs, the pricing indicated by that external event is utilized to corroborate our valuation.

Financial Assets

Discounted cash flows – This valuation technique determines the fair value of an investment by projecting the expected cash flows based on contractual terms calculating the present value of such cash flows as of the valuation date using a discount rate.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017

2. Significant Accounting Policies and Recent Updates – (continued)

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
•

At least once annually, the valuation for each portfolio investment that does not have a readily available quotation is reviewed by an independent valuation firm, subject to the de minimis exception described below.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017

2. Significant Accounting Policies and Recent Updates – (continued)

Recent accounting pronouncements

In January 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium. The amortization period will be shortened for the premium to the earliest call date. This new guidance is effective for annual and interim periods beginning on or after December 15, 2018 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact ASU 2017-08 will have on the Company’s consolidated financial statements and disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, (“ASU 2016-18”). ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. We adopted ASU 2016-18 in the fourth quarter of 2017 and applied the guidance retrospectively to our prior period consolidated statement of cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the accounting guidance for revenue recognition from contracts with customers. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The application of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and disclosures.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017

3. Investments

As of December 31, 2017, we held investments in 62 portfolio companies with a fair value of $394.7 million, a weighted average yield on debt investments measured at current fair value of 10.0%, and a weighted average contractual maturity of 39 months. Weighted average yield measured at current fair value is calculated based on the interest expected to be received using the current all-in interest rate, contractual maturity date and the current fair value of the investment as of the balance sheet date.

The composition of the Company’s portfolio by industry at fair value as of December 31, 2017 and December 31, 2016 was as follows:

	Fair Value of Investments
Industry ($ in thousands)	As of December 31, 2017		As of December 31, 2016
Internet Software and Services	$53,510	13.5%	$36,880	9.8%
Healthcare Equipment and Services	44,362	11.2	44,535	12.1
Household Products and Durables	41,018	10.4	27,922	7.4
Leisure Products	21,661	5.5	15,554	4.1
Food Products	21,520	5.5	15,180	4.0
Air Freight and Logistics	19,432	4.9	21,574	5.7
Commercial Services and Supplies	19,257	4.9	19,115	5.1
Chemicals	17,957	4.5	27,156	7.2
Auto Components	17,179	4.4	13,895	3.7
Hotels, Restaurants and Leisure	16,407	4.2	16,742	4.4
Transportation Services	10,739	2.7	5,767	1.5
Building Products	10,229	2.6	10,500	2.8
Oil, Gas and Consumable Fuels	9,840	2.5	19,648	5.2
Construction and Engineering	9,128	2.3	—	—
Technology Hardware, Storage and Peripherals	9,097	2.3	4,347	1.2
Retailing	9,000	2.3	17,425	4.6
Media	8,569	2.2	16,966	4.5
Diversified Telecommunication Services	8,246	2.1	1,967	0.5
Aerospace and Defense	8,203	2.1	9,589	2.5
Machinery	8,200	2.1	8,065	2.1
Pharmaceuticals	7,933	2.0	—	—
Textiles, Apparel and Luxury Goods	7,208	1.8	7,471	2.0
Metals and Mining	6,042	1.5	6,096	1.6
Trading Companies and Distributors	4,359	1.1	3,437	0.9
Diversified Financial Services	3,745	0.9	23,123	6.1
Professional Services	1,889	0.5	3,750	1.0
	$394,730	100.0%	$376,704	100.0%

Refer to the consolidated schedules of investments for a detailed disaggregation of the Company’s investments.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017

3. Investments – (continued)

The following tables summarize the valuation of the Company’s investments measured at fair value based on the fair value hierarchy, as detailed in Note 2, as of December 31, 2017 and December 31, 2016:

	As of December 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Investments⁽¹⁾⁽²⁾	$—	$—	$387,480	$387,480
Preferred Equity Investments	—	—	640	640
Common Equity Investments	—	—	4,584	4,584
Financial Assets	—	—	2,026	2,026
	$—	$—	$394,730	$394,730

(1)	Includes unfunded commitments with a negative fair value of $0.1 million.
(2)	Included in senior secured loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.

	As of December 31, 2016
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Investments⁽¹⁾⁽²⁾	$—	$—	$363,960	$363,960
Preferred Equity Investments	—	—	2,086	2,086
Common Equity Investments	—	—	3,902	3,902
Financial Assets	—	—	6,756	6,756
	$—	$—	$376,704	$376,704

(1)	Includes unfunded commitments with a negative fair value of $0.1 million.
(2)	Included in senior secured loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.

The net change in unrealized gain attributable to the Company’s Level 3 assets for the years ended December 31, 2017 and December 31, 2016 included in the net change in unrealized gain on investments in the Company’s consolidated statement of operations was $14.4 million and $6.7 million, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017

3. Investments – (continued)

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the year ended December 31, 2017:

	Year Ended December 31, 2017
	Senior Secured	Mezzanine	Preferred Equity	Common Equity	Financial
($ in thousands)	Investments	Investments	Investments	Investments	Assets	Total
Fair value, beginning of period	$363,960	$—	$2,086	$3,902	$6,756	$376,704
Total net realized and unrealized (loss)/gain on investments⁽¹⁾	(9,813)	—	(1,446)	682	(229)	(10,806)
Total net accretion of discounts on investments	1,274	—	—	—	—	1,274
Purchases/issuances⁽²⁾	156,119	—	—	—	—	156,119
Sales	(8,526)	—	—	—	—	(8,526)
Paydowns⁽²⁾	(115,534)	—	—	—	(4,501)	(120,035)
Fair value, end of period	$387,480	$—	$640	$4,584	$2,026	$394,730

(1)

Net change in unrealized gain on investments attributable to our Level 3 assets still held at December 31, 2017 totaled $1.3 million, consisting of the following: Senior Secured Investments of $1.9 million, Common Equity Investments of $0.7 million and Financial Assets of $0.2 million, offset by unrealized losses on Preferred Equity Investments of $1.4 million.

(2)	There were no non-cash restructurings of portfolio investments or transfers of investments between levels for the year ended December 31, 2017.

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the year ended December 31, 2016:

	Year Ended December 31, 2016
	Senior Secured	Mezzanine	Preferred Equity	Common Equity	Financial
($ in thousands)	Investments	Investments	Investments	Investments	Assets	Total
Fair value, beginning of period	$380,780	$7,512	$5,487	$3,468	$17,754	$415,001
Total net realized and unrealized loss on investments⁽¹⁾	(19,292)	(25)	(3,401)	(680)	(697)	(24,095)
Total net accretion of discounts on investments	1,511	25	—	—	—	1,536
Purchases/issuances⁽²⁾	123,503	155	—	1,723	—	125,381
Sales	(33,822)	—	—	(311)	—	(34,133)
Paydowns⁽²⁾	(88,720)	(7,667)	—	(298)	(10,301)	(106,986)
Fair value, end of period	$363,960	$-	$2,086	$3,902	$6,756	$376,704

(1)

Net change in unrealized loss on investments attributable to our Level 3 assets still held at December 31, 2016 totaled $10.2 million, consisting of the following: Senior Secured Investments of $7.4 million, Preferred Equity Investments of $2.1 million and Common Equity Investments of $1.3 million offset by unrealized gains on Financial Assets of $0.6 million.

(2)	Includes non-cash restructuring of portfolio investments of $0.8 million. There were no transfers of investments between levels for the year ended December 31, 2016.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017

3. Investments – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at December 31, 2017:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range				Weighted
($ in thousands)	December 31, 2017	Technique	Input	Low		High		Average
Senior Secured Investments	$387,480⁽¹⁾	Comparable yield approach	Market rate⁽²⁾	6.1%		18.1%		9.8%
		Market comparable companies	EBITDA multiple⁽⁵⁾	2.0	x	13.8	x	7.2	x

Equity Investments⁽³⁾	5,224	Market comparable companies	EBITDA multiple	6.0	x	6.5	x	6.1	x
		Market comparable companies	Origination fees multiple	3.6	x	3.6	x	3.6	x

Financial Assets⁽⁴⁾	2,026	Discounted cash flows	Interest rate	9.8%		31.0%		16.2%
			Conditional prepayment rate	0.0%		16.7%		15.6%
			Cumulative default rate	0.0%		19.1%		13.8%
			Discount rate	7.0%		7.0%		7.0%
Total	$394,730

(1)	Includes total unfunded commitments with a negative fair value of $0.1 million.
(2)

Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

(3)	Includes preferred and common equity.
(4)

Financial Assets are valued by the level of risk associated with the underlying loan measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, the borrower’s credit score obtained from an official credit reporting agency at origination, debt-to-income ratios at origination, information from the borrower’s credit report at origination, as well as the borrower’s self-reported income range, occupation and employment status at origination. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of December 31, 2017, 11.9%, 38.1%, 38.6%, 9.4%, 2.0% and 0.0% of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively. See Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for detail on the underlying loans.

(5)

Excludes non-operating portfolio companies, which we define as those loans collateralized by proved developed producing (“PDP”) value, real estate or other hard assets. PDPs are proven revenues that can be produced with existing wells. As of December 31, 2017, non-operating portfolio companies with an aggregate of $23.5 million of par value and $22.1 million of fair value were excluded.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017

3. Investments  – (continued)

The terms of the Debt Investments may provide for us to extend to a borrower additional credit or provide funding for any unfunded portion of such Debt Investments at the request of the borrower. This exposes us to potential liabilities that are not reflected on the consolidated statements of financial condition. As of December 31, 2017 and December 31, 2016, the Company had $8.7 million and $4.8 million of unfunded commitments with negative fair values of $0.1 million and $0.1 million, respectively. The negative fair value is the result of the unfunded commitments being valued below par. These amounts may or may not be funded to the borrowing party now or in the future.

4. Financing

As of December 31, 2017, the total carrying value of the Company’s aggregate debt outstanding was $232.5 million with a weighted average effective interest rate of 4.2%. The Company’s debt outstanding as of December 31, 2017 was comprised of notes issued by GF 2016-2 as well as Garrison SBIC borrowings.

The table below provides details of the Company’s outstanding debt including the weighted average interest rates and the weighted average effective interest rates, inclusive of the effects of deferred debt issuance costs as of December 31, 2017:

December 31, 2017 ($ in thousands)	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate	Effective Interest Rate	Rating⁽¹⁾	Stated Maturity
GF 2016-2 Secured Notes:
Class A-1R Notes	$19,700	$19,700	LIBOR + 2.20%⁽²⁾	3.73%	AAA(sf)	9/29/2027
Class A-1F Notes	24,722	25,000	3.41%	3.55%	AAA(sf)	9/29/2027
Class A-1T Notes	87,046	88,150	LIBOR + 2.20%	3.79%	AAA(sf)	9/29/2027
Class A-2 Notes	20,369	20,700	LIBOR + 3.15%	4.79%	AA(sf)	9/29/2027
Class B Notes	20,951	21,450	LIBOR + 4.00%	5.75%	A (sf)	9/29/2027
Class C Notes	11,423	11,700	LIBOR + 6.00%	7.78%	BBB(sf)	9/29/2027
Total /weighted average	184,211	186,700	4.16%	4.34%
Garrison SBIC Borrowings:
SBIC 2017-10 A	6,766	6,980	3.47%⁽³⁾	3.87%	N/A	3/1/2027
SBIC 2016-10 B	3,220	3,320	2.79%⁽³⁾	3.19%	N/A	9/1/2026
SBIC 2016-10 A	12,343	12,700	3.25%⁽³⁾	3.65%	N/A	3/1/2026
SBIC 2015-10 B	13,629	14,000	3.57%⁽³⁾	3.97%	N/A	9/1/2025
SBIC Interim Financing	12,362	12,800	LIBOR + 0.65%⁽⁴⁾	2.74%	N/A	3/21/2018
Total /weighted average	48,320	49,800	3.10%	3.51%

Total /weighted average	$232,531	$236,500	3.93%	4.16%

(1)	Represents an S&P rating as of the closing of the 2016-2 CLO, as defined below.
(2)	May bear interest at either the CP Rate (as defined in the governing indenture) or LIBOR.
(3)	Represents the stated interest rate and annual charge of our debentures guaranteed by the U.S. Small Business Administration (the “SBA”).
(4)

These interim financings bear an interest rate of three month LIBOR + 0.65%, which is comprised of a weighted average annual charge of 0.35% and a spread of 0.30%. These interim financings have a maturity date of March 21, 2018, upon which we expect then to be pooled into the ten year SBA-guaranteed debentures.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017

4. Financing – (continued)

The table below provides details of our outstanding debt as of December 31, 2016:

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

In accordance with the 1940 Act, with certain limited exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing (other than the SBA debentures of Garrison SBIC, as permitted by exemptive relief which has been granted by the Securities and Exchange Commission (the “SEC”). As of December 31, 2017 and December 31, 2016, the Company’s asset coverage for borrowed amounts was 200.5% and 215.5%, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017

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

Subject to asset coverage limitations under the 1940 Act, as of December 31, 2017, the Company had $1.0 million of available leverage capacity in the Class A-1R Notes under the 2016-2 CLO. As of December 31, 2016, the Class A-1R Notes under the 2016-2 CLO were fully undrawn. The fair value of the notes issued by the CLOs approximated their carrying values on the consolidated statements of financial condition as of December 31, 2017 and December 31, 2016.

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

December 31, 2017

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

Furthermore, if under the second coverage test the aggregate principal amount of the collateral loans equals 125.0% or less of the aggregate outstanding principal amount on the Class A-1T Notes and Class A-1R Notes, taken together, and remains so for ten business days, an event of default will be deemed to have occurred. As of December 31, 2017 and December 31, 2016, the trustee for the 2016-2 CLO and 2013-2 CLO, respectively, has asserted that all of the coverage tests were met.

Garrison SBIC Borrowings

On May 29, 2014, Garrison SBIC, which has an investment objective substantially similar to GARS, was formed in accordance with small business investment company (“SBIC”) regulations. Garrison SBIC received a license from the SBA on May 26, 2015. The SBIC license allows Garrison SBIC to obtain SBA-guaranteed debentures in an amount equal to twice its equity capitalization up to $150.0 million of leverage, subject to the issuance of a capital commitment by the SBA and other customary procedures. On June 16, 2015, the SBA issued Garrison SBIC a commitment to provide $35.0 million of leverage and on October 24, 2016 issued a second commitment to provide an additional $35.0 million of leverage.

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

As of December 31, 2017, Garrison SBIC had regulatory capital of $36.1 million and total SBIC borrowings outstanding of $49.8 million. The SBIC borrowings include $14.0 million, $12.7 million, $3.3 million and $7.0 million of SBA guaranteed debentures that mature on September 1, 2025, March 1, 2026, September 1, 2026 and March 1, 2027, respectively. In addition, the SBIC borrowings include interim financings of $12.8 million that mature on March 21, 2018, upon which we expect them to be pooled into the ten year SBA-guaranteed debentures. The fair value of the SBIC borrowings approximated the carrying value on the consolidated statements of financial condition as of December 31, 2017 and December 31, 2016. As of December 31, 2017, the Company had $20.2 million of available SBIC leverage capacity.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017

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

The GLC Trust 2013-2 Class A Notes bore interest at 3.00% per annum and were scheduled to mature on July 15, 2021. The proceeds of the GLC Trust 2013-2 Notes were used to refinance the $10.0 million revolving credit facility with Capital One, N.A. which was fully paid down and terminated concurrent with the issuance of the GLC Trust 2013-2 Notes.

The GLC Trust 2013-2 Class A Notes and GLC Trust 2013-2 Class B Notes were fully paid down as of December 31, 2017.

The fair value of the GLC Trust 2013-2 Notes approximated the carrying value on the consolidated statements of financial condition as of December 31, 2016.

The indenture governing the GLC Trust 2013-2 Notes provided that, to the extent cash was available from cash collections, the holders of the GLC Trust 2013-2 Notes were to receive monthly interest and principal payments on the 15th day or, if not a business day, the next succeeding business day, commencing in August 2014, until the stated maturity.

Under the indenture governing the GLC Trust 2013-2 Notes, there were two applicable monthly tests. The first test compared the principal balance of the underlying loans to the principal balance of the GLC Trust 2013-2 Notes. To meet this first test, the aggregate principal balance of the underlying loans less the aggregate principal balance of the GLC Trust 2013-2 Notes must have equaled, at least, the greater of (1) 13.00% of the aggregate principal balance of the underlying loans as of the end of the prior month and (2) 5.25% of the loan pool balance as of July 11, 2014.

The second test compared the ratio of the dollar amount of cumulative defaults to the original principal balance of the underlying loans as of July 11, 2014 (“Cumulative Default Ratio”) to the Cumulative Default Ratio trigger level, as stated in the indenture. To meet this second test, the Cumulative Default Ratio must have not exceed the Cumulative Default Ratio trigger level.

If these tests were not satisfied with respect to a monthly payment date and were not cured within 45 days, an event of default would have occurred and the GLC Trust 2013-2 Notes would have become immediately due and payable, in accordance with the terms of the indenture. As of both December 31, 2017 and December 31, 2016, all of the coverage tests were met.

Deferred Debt Issuance Costs and Other Fees

In connection with the issuance of our various debt instruments, GARS incurred aggregate fees in the amount of $6.2 million which consisted of facility fees, rating agency fees, legal fees and other costs. Costs incurred in connection with the issuance of the Company’s debt instruments are included as a reduction to the carrying amount of the related liability on the consolidated statements of financial condition and will be amortized over the stated maturity of the respective loans, with $4.4 million and $4.5 million of deferred debt issuance costs and discounts on notes payable remaining as of December 31, 2017 and December 31, 2016, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017

4. Financing – (continued)

In the ordinary course of operations, the Company incurs fees and costs as part of the execution and refinancing of our various debt instruments. These costs typically represent facility fees, rating agency fees and other legal costs incurred in connection to our CLOs and consist of a 1.00% fee on commitments received, as well as a 2.00% leverage fee, a 0.375% underwriting fee and a 0.05% administrative fee on our SBA Borrowings. Deferred debt issuance costs are included on the consolidated statements of financial condition as a reduction to the carrying amount of the related liability with the exception of those costs associated with our revolving credit facilities, which are included within other assets on our consolidated statement of financial condition. The deferred debt issuance costs will be amortized over the stated maturity of the debt liability to which they relate. As of December 31, 2017, $4.4 million of deferred debt issuance costs and discounts on notes payable remained on our consolidated statement of financial condition and was comprised of $2.7 million of costs related to the 2016-2 CLO and $1.7 million of costs related to our SBA Borrowings. As of December 31, 2016, $4.5 million of deferred debt issuance costs and discounts on notes payable remained on our consolidated statement of financial condition and was comprised of $2.9 million of costs related to our CLOs, $1.5 million of costs related to our SBA borrowings and $0.1 million of costs related to the GLC Trust 2013-2 Notes.

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

On May 3, 2017, the Company amended and restated the Investment Advisory Agreement with the Investment Adviser following approval of the agreement by the Company’s stockholders which (i) reduced the management fee from an annual rate of 1.75% to an annual rate of 1.50% of the Company’s gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds, payable quarterly in arrears and (ii) reduced the hurdle rate for the income component of the incentive fee from 2.00% per quarter (8.00% annualized) to 1.75% per quarter (7.00% annualized).

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

December 31, 2017

5. Related Party Transactions and Other Agreements – (continued)

Management Fee

Under the Investment Advisory Agreement, effective May 3, 2017, the Investment Adviser is entitled to a management fee for its services calculated at an annual rate of 1.50% of gross assets, excluding cash and cash equivalents, and cash and cash equivalents, restricted, but including assets purchased with borrowed funds. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper maturing within 270 days of purchase. Prior to May 3, 2017, the management fee was calculated at an annual rate of 1.75% of gross assets, excluding cash and cash equivalents, and cash equivalents, restricted, but including assets purchased with borrowed funds.

The following table details our management fee expenses for the years ended December 31, 2017, 2016, and 2015:

Management Fees ($ in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Management fee	$5,875	$7,221	$7,755
Management fee waived	(310)	(249)	—
Total management fees, net of waived fees	$5,565	$6,972	$7,755

Management fees in the amount of $0.1 million and $0.1 million were payable as of December 31, 2017 and December 31, 2016, respectively, and are included in management fee payable on the consolidated statements of financial condition.

Incentive Fee Overview

Under the Investment Advisory Agreement, the Investment Adviser is entitled to an incentive fee consisting of two components and a cap and deferral mechanism. The two components are independent of each other, and may result in one component being payable even if the other is not.

Effective May 3, 2017, the first component, which is income-based and payable quarterly in arrears, equals 20.00% of the amount, if any, that the Company’s pre-incentive fee net investment income exceeds a 1.75% quarterly (7.00% annualized) hurdle rate (the “Hurdle Rate”), subject to a “catch-up” provision measured at the end of each calendar quarter.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017

5. Related Party Transactions and Other Agreements – (continued)

Prior to May 3, 2017, the first component of the incentive fee equaled 20.00% of the amount, if any, that the Company’s pre-incentive fee net investment income exceeded a 2.00% quarterly (8.00% annualized) hurdle rate, subject to a “catch-up” provision measured at the end of each calendar quarter.

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

In addition, under U.S. GAAP, we are required to accrue a capital gains incentive fee based upon the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital gain and loss on investments held at the end of each period. If such amount is positive at the end of a period, then the Company will record a capital gains incentive fee equal to 20.00% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period.  There were not any accrued capital gains incentive fee for December 31, 2017 and December 31, 2016.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017

5. Related Party Transactions and Other Agreements – (continued)

The following table provides a breakdown of our incentive fees for the years ended December 31, 2017, 2016 and 2015.

Incentive Fees ($ in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Income-based incentive fees	$2,808	$3,234	$6,216
Capital gains-based incentive fees	—	—	(2,447)
Incentive fees subject to cap & deferral mechanism(1)	(2,808)	(3,234)	(2,634)
Total incentive fees	$—	$—	$1,135

(1)

As of December 31, 2017, we had cumulative net realized and unrealized capital losses in excess of our Pre-Incentive Fee Net Investment Income, resulting in a negative Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period. As a result, as of December 31, 2017, no aggregate incentive fees were payable to the Investment Adviser during the Incentive Fee Look-back Period. As of December 31, 2017, an aggregate of $4.0 million had been paid to the Investment Adviser during the Incentive Fee Look-back Period.

Due to the fact that there is no clawback of amounts previously paid to the Investment Adviser in accordance with the Investment Advisory Agreement, the Company has not recorded a receivable for the $4.0 million difference between amounts paid under the Investment Advisory Agreement in prior quarters and the Incentive Fee Cap based on the Company’s Cumulative Pre-Incentive Fee Net Return as of December 31, 2017.

The $4.0 million difference may be used to reduce future amounts earned by the Investment Adviser. However, as noted above, no incentive fee will be paid to the Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to our Investment Adviser for the Incentive Fee Look-back Period would exceed 20% of our Cumulative Pre-Incentive Fee Net Return during the applicable Incentive Fee Look-back Period. To the extent unrealized capital losses incurred as of December 31, 2017 are reversed within the applicable Incentive Fee Look-back Period, the corresponding increase in our Cumulative Pre-Incentive Fee Net Return may result in the Investment Adviser earning and being paid up to $9.5 million of income based incentive fees which are currently subject to the Incentive Fee Cap.

Realized and unrealized capital gains and losses and pre-incentive net investment income earned during the three months ended December 31, 2017 will cease to impact the Incentive Fee Cap and Deferral after December 31, 2020.

The Investment Adviser earned aggregate incentive fees of $2.8 million, $3.2 million and $3.8 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. However, none of the incentive fees earned were payable on the consolidated statements of financial condition as of December 31, 2017 and December 31, 2016 due to the Incentive Fee Cap.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017

5. Related Party Transactions and Other Agreements – (continued)

Administration Agreement

GARS entered into an administrative agreement, which was effective as of October 9, 2012 (the “Administration Agreement”) with GARS Administrator. Under the Administration Agreement, the GARS Administrator provides the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as the GARS Administrator, subject to review by the Board, from time to time determines to be necessary or useful to perform its obligations under the Administration Agreement. The GARS Administrator is responsible for the financial and other records that the Company is required to maintain and prepares reports to stockholders, and reports and other materials filed with the SEC. The GARS Administrator provides on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance. No managerial assistance was provided to any portfolio companies during the years ended December 31, 2017 and December 31, 2016.

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

Administrator charges for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 were $1.2 million, $1.3 million, and $1.1 million, respectively. No charges were waived by the GARS Administrator for the years ended December 31, 2017, December 31, 2016 and December 31, 2015. No administration fees were payable to the GARS Administrator as of December 31, 2017 and December 31, 2016.

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

Independent directors earned $0.3 million, $0.4 million and $0.4 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively. No Directors’ Fees were payable as of December 31, 2017 and December 31, 2016.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017

5. Related Party Transactions and Other Agreements – (continued)

Affiliated Stockholders

As of both December 31, 2017 and December 31, 2016, Garrison Capital Fairchild I Ltd., Garrison Capital Fairchild II Ltd. and Garrison Capital Adviser Holdings MM LLC owned an aggregate of 789,910, or 4.9%, of the total outstanding shares of GARS common stock. As of December 31, 2017, the officers and directors of the Company owned an aggregate of 238,190, or 1.5%, of the total outstanding shares of GARS common stock. As of December 31, 2016, the officers and directors of the Company owned an aggregate of 140,471, or 0.9%, of the total outstanding shares of GARS common stock.

Other Agreements

Garrison Loan Agency Services LLC acts as the administrative and collateral agent for certain loans held by the Company. No fees were paid by the Company to Garrison Loan Agency Services LLC during the years ended December 31, 2017 and December 31, 2016.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017

6. Financial Highlights

The following table represents financial highlights for the Company for the years ended December 31, 2017, December 31, 2016 and December 31, 2015.

Per share data ($ in thousands, except share and per share amounts)	December 31, 2017	December 31, 2016	December 31, 2015
Net asset value per common share at beginning of period	$12.42	$13.98	$15.58
Increase/(decrease) in net assets from operations:
Net investment income	1.07	1.18	1.79
Net realized loss on investments	(1.58)	(1.89)	(0.70)
Net unrealized gain/(loss) on investments	0.90	0.41	(1.31)
Net increase/(decrease) in net assets resulting from operations	0.39	(0.30)	(0.22)
Stockholder transactions
Repurchase of common stock	—	0.07	0.02
Distributions from net investment income	(1.12)	(1.33)	(1.40)
Total stockholder transactions	(1.12)	(1.26)	(1.38)
Net asset value per common share at end of period	$11.69	$12.42	$13.98

Per share market value at beginning of period	$9.35	$12.17	$14.44
Per share market value at end of period	$8.11	$9.35	$12.17
Total book return⁽¹⁾	3.14%	(1.65)%	(1.28)%
Total market return⁽²⁾	(1.41)%	(11.80)%	(7.05)%
Common shares outstanding at beginning of period	16,049,352	16,507,594	16,758,779
Common shares outstanding at end of period	16,049,352	16,049,352	16,507,594
Weighted average common shares outstanding	16,049,352	16,149,866	16,742,531
Net assets at beginning of period	$199,408	$230,710	$261,102
Net assets at end of period	$187,658	$199,408	$230,710
Average net assets⁽³⁾	$192,419	$215,212	$256,826
Ratio of net expenses to average net assets⁽⁴⁾	10.08%	11.09%	8.32%
Ratio of net investment income to average net assets⁽⁴⁾	8.95%	8.87%	11.66%
Ratio of portfolio turnover to average investments at fair value⁽⁵⁾	34.98%	30.05%	41.42%
Asset coverage ratio⁽⁶⁾	200.51%	215.48%	208.84%
Average outstanding debt⁽⁷⁾	$205,577	$221,373	$226,940
Average debt per common share	$12.81	$13.79	$13.75

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
(4)

During the year ended December 31, 2017, $2.8 million of income-based incentive fees were capped as a result of the Incentive Fee Cap and Deferral Mechanism and $0.3 million of management fees were irrevocably waived. Had these management and incentive fees been earned, the ratio of net investment income to average net assets and the ratio of net expenses to average net assets would have been 7.33% and 11.70%, respectively.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017

7. Income Taxes

As discussed in Note 1, for tax purposes, GARS has elected to be treated as a RIC under Subchapter M of the Code, and intends to qualify each taxable year for such treatment. In addition, GF 2016-2, GF 2013-2, GF 2013-2 Manager, the GARS Equity Holdings Entities, Garrison Capital PL Holdings LLC, Walnut Hill II LLC and Forest Park II LLC are disregarded entities for tax purposes. GLC Trust 2013-2 is a grantor trust for U.S. taxable income purposes, whereby the income reverts to GARS, and accordingly, no provision for federal income tax was made in the consolidated financial statements for the years ended December 31, 2017 or December 31, 2016.

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

For the years ended December 31, 2017, December 31, 2016 and December 31, 2015, $0.1 million, $0.1 million and $0.2 million, respectively, of U.S. federal excise tax was recorded.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017

7. Income Taxes – (continued)

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with U.S. GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent differences have no impact on net assets. The below were reclassifications made due to permanent differences for the tax years ended December 31, 2017 and December 31, 2016:

($ in thousands)	December 31, 2017	December 31, 2016
Accumulated net investment loss	$(109)	$(1,251)
Accumulated net realized gain on investments	133	1,301
Paid - in capital	(24)	(50)

The permanent book-to-tax differences arose primarily due to the tax classification of dividend distributions, tax basis differences on realized investments, tax characterization of certain realized losses, tax characteristics of certain expenses incurred, and the accrual of nondeductible U.S. federal excise tax.

Taxable income differs from the net increase/(decrease) in net assets resulting from operations primarily due to the exclusion of unrealized gain/(loss) on investments from taxable income until they are realized, book-to-tax temporary differences related to the deductibility of accrued Incentive Fees payable to the Investment Adviser attributable to unrealized gain/(loss) on investments, book-to-tax differences on the treatment of deferred financing costs, book-to-tax temporary differences on taxable income inclusions of investment income earned on certain securities that was accrued for tax but not for U.S. GAAP, tax basis differences on realized investments, and book-to-tax temporary differences related to net capital loss carryforwards and utilization of net capital gain/(loss) carryforwards from prior years.

The following table reconciles net increase in net assets resulting from operations to taxable income for the tax years ended December 31, 2017, December 31, 2016 and December 31, 2015, and:

($ in thousands)	December 31, 2017	December 31, 2016	December 31, 2015
Net increase/(decrease) in net assets resulting from operations	$6,227	$(4,810)	$(3,660)
Net change in unrealized (gain)/loss on investments	(14,388)	(6,696)	21,919
Net capital loss carryforward	25,256	29,290	10,275
Permanent book-to-tax differences	24	50	190
Temporary book-to-tax differences	189	(53)	(2,169)
Taxable income before deductions for distribution	$17,308	$17,781	$26,555

As of December 31, 2017 and December 31, 2016 the accumulated earnings/(deficit) on a tax basis is:

($ in thousands)	December 31, 2017	December 31, 2016
Undistributed ordinary income	$4,306	$5,165
Accumulated capital losses	(64,821)	(39,565)
Unrealized losses on investments	(833)	(15,410)
Total accumulated deficit	$(61,348)	$(49,810)

The tax character of all distributions paid for the years ended December 31, 2016 and December 31, 2015 were classified as ordinary income.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017

7. Income Taxes – (continued)

As of December 31, 2017 and December 31, 2016, the components of accumulated losses on a tax basis, as detailed below, differ from the amounts reflected per our consolidated statement of assets and liabilities by temporary book-to-tax differences arising from book-to-tax differences related to the deductibility of accrued Incentive Fees payable to the Investment Adviser attributable to unrealized gains/(losses) on investments, book-to-tax differences on the treatment of deferred financing costs and book-to-tax differences on taxable income inclusions of investment income earned on certain securities that was accrued for tax but not for U.S. GAAP.

($ in thousands)	December 31, 2017	December 31, 2016
Other temporary differences	$136	$(53)
Unrealized loss from investments (GAAP)	(969)	(15,357)
Total components of unrealized losses on investments (tax basis)	$(833)	$(15,410)

As of December 31, 2017, the federal income tax basis of investments was $395.7 million resulting in net unrealized loss of $0.8 million. As of December 31, 2016, the federal tax basis of investments was $392.0 million resulting in a net unrealized loss of $15.4 million.

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

We have concluded that it was not necessary to record a liability for any such tax positions as of December 31, 2017 and December 31, 2016. However, our conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

Our activities for the taxable years ending December 31, 2017, December 31, 2016 and December 31, 2015 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed as of December 31, 2017 and December 31, 2016.

If we were required to recognize interest and penalties, if any, related to unrecognized tax benefit this would be recognized as income tax expense in the consolidated statement of operations.

We had net long term capital loss carryforwards of $25.3 million, $29.3 million and $10.3 million as of December 31, 2017, December 31, 2016 and December 31, 2015, respectively.

8. Earnings per share

The following table sets forth the computation of the net increase in net assets per share resulting from operations, pursuant to FASB ASC Topic 260, Earnings per Share, for the years ended December 31, 2017, December 31, 2016 and December 31, 2015:

	Year Ended December 31
($ in thousands, except per share data)	2017	2016	2015
Net increase/(decrease) in net asset resulting from operations	$6,227	$(4,810)	$(3,660)
Basic weighted average common shares outstanding	16,049,352	16,149,866	16,742,531
Basic earnings/(loss) per share	$0.39	$(0.30)	$(0.22)

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017

9. Stockholders’ Equity

Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table reflects the cash distributions declared on common stock for the fiscal years ended December 31, 2017 and December 31, 2016.

Record Dates ($ in thousands except per share data)	Date Declared	Payment Date	Distribution Declared	Distribution Declared per Share
Year Ended December 31, 2017
December 8, 2017	November 1, 2017	December 22, 2017	$4,495	$0.28
September 8, 2017	August 1, 2017	September 22, 2017	4,494	0.28
June 9, 2017	May 2, 2017	June 23, 2017	4,494	0.28
March 23, 2017	February 28, 2017	March 30, 2017	4,494	0.28
			$17,977	$1.12

Record Dates ($ in thousands except per share data)	Date Declared	Payment Date	Distribution Declared	Distribution Declared per Share
Year Ended December 31, 2016
December 9, 2016	November 1, 2016	December 23, 2016	$4,494	$0.28
September 9, 2016	August 2, 2016	September 23, 2016	5,617	0.35
June 10, 2016	May 2, 2016	June 24, 2016	5,655	0.35
March 8, 2016	February 24, 2016	March 28, 2016	5,685	0.35
			$21,451	$1.33

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

Dividend Reinvestment Plan

The Company adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if the Board declares a cash dividend or other distribution, then our stockholders who have not ‘opted out’ of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, which may be newly issued shares or shares acquired by American Stock Transfer & Trust Company, LLC (“AST”), the transfer and dividend paying agent and registrar to GARS, through open-market purchases, rather than receiving the cash distribution. As of December 31, 2017 and December 31, 2016, no new shares were issued pursuant to the dividend reinvestment plan.

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

December 31, 2017

9. Stockholders’ Equity – (continued)

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

	Year Ended	Year Ended
($ in thousands, except per share data)	December 31, 2017	December 31, 2016
Dollar amount repurchased	$—	$5,041
Shares repurchased	—	458,242
Average price per share	$—	$11.00
Weighted average discount to net asset value	—	(20.14)%

10. Commitments and Contingencies

The Company had outstanding commitments to fund investments totaling $8.7 million and $4.8 million under various undrawn revolvers and other credit facilities as of December 31, 2017 and December 31, 2016, respectively.

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

11. Transactions with Non-control/Affiliate Investments

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

December 31, 2017

11. Transactions with Non-control/Affiliate Investments – (continued)

Generally, under the 1940 Act, the Company is deemed to control a company in which it has invested if it owns more than 25% of the voting securities of such company. The Company is deemed to be an affiliate of a company in which it has invested if it owns 5% or more of the voting securities of such company.

	Year Ended December 31, 2017
Portfolio Company ($ in thousands)	Fair value at December 31, 2016	Purchases (cost)	Redemptions (cost)	Sales (cost)	Transfer in/ (out) (cost)	Discount accretion	Net unrealized gains	Fair value at December 31, 2017	Net realized losses	Interest and fee income	Dividend income
Non-control affiliate investments
Speed Commerce Operating Company LLC(1)	$3,103	$148	$—	$—	$—	$—	$—	$—	$(3,251)	$148	$—
Speed Commerce Investment Partners LLC	—	—	—	—	—	—	1,694	—	(1,694)	—	—
Total non-control affiliate investments	$3,103	$148	$—	$—	$—	$—	$1,694	$—	$(4,945)	$148	$—

(1)	Comprised of two investments, including the Closing Date Term Loan and Delayed Draw Term.

12. Subsequent Events

There have been no events since December 31, 2017 that require recognition or disclosure in the consolidated financial statements.

13. Selected Quarterly Financial Data (Unaudited)

($ in thousands, except per share amounts)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$9,689	$8,903	$9,034	$8,994
Net investment income	4,268	4,185	4,587	4,187
Net realized and unrealized (loss)/gain on investments	(550)	237	(2,512)	(8,175)
Net increase/(decrease) in net assets resulting from operations	3,718	4,422	2,075	(3,988)
Basic earnings/(loss) per share	0.23	0.27	0.13	(0.24)
Net asset value per share	11.69	11.74	11.75	11.90

($ in thousands, except per share amounts)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total investment income	$9,653	$11,104	$11,138	$11,056
Net investment income	4,932	2,538	5,753	5,861
Net realized and unrealized loss on investments	(2,079)	(3,625)	(9,635)	(8,556)
Net increase/(decrease) in net assets resulting from operations	2,853	(1,087)	(3,882)	(2,695)
Basic earnings/(loss) per share	0.18	(0.07)	(0.24)	(0.17)
Net asset value per share	12.42	12.53	12.94	13.50

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2017 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the our periodic reports.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting Firm is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(c) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

N/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 80.
(2)	Financial Statement Schedules — None.
(3)	Exhibits.

Number	Description

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00878), filed on May 13, 2013).

3.2	Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on March 1, 2016).

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

10.3

Administration Agreement between the Registrant and Garrison Capital Administrator LLC (Incorporated by reference to Exhibit (2)(k)(2) to the Registrant’s Pre-effective Amendment No. 9 to the Registration Statement on Form N-2 (File No. 333-173026), filed on February 26, 2013).

10.4

Trademark License Agreement between the Registrant and Garrison Investment Group LP (Incorporated by reference to Exhibit (2)(k)(3) to the Registrant’s Registration Statement on Form N-2 (File No. 333-173026), filed on March 23, 2011).

10.5

Dividend Reinvestment Plan (Incorporated by reference to Exhibit (2)(e) to the Registrant’s Pre-effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-173026), filed on June 8, 2011).

10.6

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

10.9

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

21.1*	List of Subsidiaries

24	Power of attorney (included on the signature page hereto)

31.1*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	GLC Trust 2013-2 Schedule of Investments as of December 31, 2017

99.2	GLC Trust 2013-2 Schedule of Investments as of December 31, 2016 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K, filed on March 7, 2017)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GARRISON CAPITAL INC.

By:	/s/ Joseph Tansey
Name: Joseph Tansey
Title: Chief Executive Officer
Date: March 6, 2018

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

Signature	Title	Date

/s/ Joseph Tansey	Chief Executive Officer and Chairman of the Board of Directors	March 6, 2018
Joseph Tansey	(Principal Executive Officer)

/s/ Brian Chase	Chief Financial Officer, Treasurer and Director	March 6, 2018
Brian Chase	(Principal Financial and Accounting Officer)

/s/ Cecil Martin	Director	March 6, 2018
Cecil Martin

/s/ Joseph Morea	Director	March 6, 2018
Joseph Morea

/s/ Matthew Westwood	Director	March 6, 2018
Matthew Westwood