Form 10-Q
period 2018-03-31
Garrison Capital Inc.
filed 2018-05-08
CIK 1509892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

As of May 4, 2018 the Registrant had 16,049,352 shares of common stock, $0.001 par value, outstanding.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Financial Condition

($ in thousands, except share and per share amounts)

Part I. Financial Information

Item 1. Financial Statements

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Cash	$12,756	$14,895
Restricted cash	7,814	4,621
Due from counterparties	568	4,560
Due from affiliates	—	509
Investments, at fair value
Non-control/non-affiliate investments (amortized cost of $396,045 and $395,683, respectively)	392,777	394,730
Accrued interest receivable	3,451	3,492
Other assets	5,390	1,389
Total assets	$422,756	$424,196

Liabilities
Due to counterparties	$—	$1,921
Management fee payable (Note 5)	1,492	100
Administrator fee payable (Note 5)	82	—
Senior secured revolving note (Note 4)	11,700	19,700
Senior secured term notes (Note 4)	164,562	164,511
SBIC borrowings (Note 4)	58,210	48,320
GLC Trust 2013-2 Class A note (Note 4)	—	—
Accrued interest payable	1,046	1,308
Accrued expenses and other payables	475	678
Total liabilities	$237,567	$236,538

Commitments and contingencies (Note 9)

Net assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 16,758,779 shares issued and 16,049,352 shares outstanding as of both March 31, 2018 and December 31, 2017	$17	$17
Paid-in-capital in excess of par	249,124	249,124
Underdistributed net investment income	4,728	4,307
Accumulated net realized loss from investments	(65,398)	(64,821)
Net unrealized loss from investments	(3,282)	(969)
Total net assets	185,189	187,658
Total liabilities and net assets	$422,756	$424,196

Shares of common stock outstanding	16,049,352	16,049,352
Net asset value per share	$11.54	$11.69

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

March 31, 2018 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Common Equity
Building Products
Valterra Products Holdings, LLC, Class A	N/A	N/A	N/A	N/A	185,847	$186	$786	0.42%
Valterra Products Holdings, LLC, Class B	N/A	N/A	N/A	N/A	20,650	21	87	0.05
						207	873	0.47

Commercial Services and Supplies
Faraday Holdings, LLC, Common	N/A	N/A	N/A	N/A	2,752	140	320	0.17
						140	320	0.17

Healthcare Equipment and Services
Juniper TGX Investment Partners, LLC, Common	N/A	N/A	N/A	N/A	3,146	671	1,394	0.75
						671	1,394	0.75

Household Products and Durables
Oneida Group Inc., Common	N/A	N/A	N/A	N/A	242,035	2,714	1,997	1.08
						2,714	1,997	1.08

Oil, Gas and Consumable Fuels
Cochon – MWS Holdings LLC (fka Rooster Energy Ltd.), Common	N/A	N/A	N/A	N/A	99	4,112	4,112	2.22
						4,112	4,112	2.22

Transportation Services
EZE Trucking, LLC, Common	N/A	N/A	N/A	N/A	2,898	268	—	—
						268	—	—

Total Common Equity						$8,112	$8,696	4.69%

Preferred Equity
Diversified Financial Services
Prosper Marketplace Series B Preferred Stock⁽¹⁾⁽²⁾	N/A	N/A	N/A	N/A	912,865	$551	$640	0.35%
						551	640	0.35

Total Preferred Equity						$551	$640	0.35%

Debt Investments
Aerospace and Defense
AbelConn, LLC (Atrenne Computing), Term Loan*	2.30%	8.50%	10.80%	7/17/2019	8,108	$8,066	$8,156	4.40%
						8,066	8,156	4.40

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

March 31, 2018 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Air Freight and Logistics
Gruden Acquisition, Inc., Term Loan (First Lien)*	2.30%	5.50%	7.80%	8/18/2022	1,955	$1,930	$1,973	1.07%
MXD Group, Inc. (fka Exel Direct Inc.), Term Loan*⁽³⁾	1.69%	14.00%	15.69% PIK	5/31/2018	17,599	17,515	17,709	9.56
Raymond Express International, LLC, Revolver*	1.75%	7.75%	9.50%	On Demand	40	40	40	0.02
Raymond Express International, LLC, Term Loan*	1.75%	7.75%	9.50%	On Demand	385	385	385	0.21
						19,870	20,107	10.86

Auto Components
Challenge Mfg. Company, LLC, Term Loan B*	1.88%	6.50%	8.38%	4/20/2022	8,550	8,461	8,458	4.57
FRAM Group Holdings Inc. (Autoparts Holdings), Term Loan*	1.88%	6.75%	8.63%	12/23/2021	8,438	8,312	8,480	4.58
						16,773	16,938	9.15

Building Products
Global Integrated Flooring Systems Inc. (Camino Systems, Inc.), Term Loan**	1.65%	8.25%	9.90%	2/15/2023	8,888	8,714	8,713	4.70
ShelterLogic Corp., Term Loan*	1.66%	9.50%	11.16%	7/30/2019	9,238	9,189	9,238	4.99
						17,903	17,951	9.69

Chemicals
Aristech Surfaces LLC, Term Loan B*	1.69%	7.00%	8.69%	10/17/2019	9,350	9,300	9,288	5.02
Profusion Industries, LLC, Term Loan*⁽⁵⁾	1.94%	12.25%	14.19%	6/19/2020	9,270	9,188	4,635	2.50
						18,488	13,923	7.52

Commercial Services and Supplies
Del Mar Recovery Solutions, Inc., Term Loan**	1.89%	8.50%	10.39%	6/27/2021	7,726	7,638	7,572	4.09
Interior Specialists, Inc., Term Loan*	1.69%	6.00%	7.69%	6/30/2021	9,783	9,695	9,783	5.28
VIP Cinema Holdings, Inc., Term Loan*	2.31%	6.00%	8.31%	3/1/2023	1,504	1,498	1,516	0.82
						18,831	18,871	10.19

Construction and Engineering
QualTek USA, LLC, Term Loan**	1.69%	8.00%	9.69%	11/30/2020	9,171	9,028	9,025	4.87
						9,028	9,025	4.87

Diversified Financial Services
PlanMember Financial Corporation, Term Loan*⁽¹⁾	1.75%	6.50%	8.25%	12/31/2020	1,060	1,050	1,060	0.57
						1,050	1,060	0.57

Diversified Telecommunication Services
Onvoy, LLC, Term Loan*	2.30%	4.50%	6.80%	2/10/2024	3,007	2,998	2,894	1.56
U.S. Telepacific Corp., Term Loan B*	2.30%	5.00%	7.30%	5/2/2023	5,952	5,902	5,768	3.11
						8,900	8,662	4.67

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

March 31, 2018 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Food Products
Diamond Crystal Brands, Inc., Term Loan**	2.31%	7.75%	10.06%	7/29/2021	5,460	$5,422	$5,460	2.95%
Gold Coast Bakeries, LLC, Term Loan**⁽⁴⁾	1.89%	5.99%	7.88%	9/27/2022	6,729	6,624	6,622	3.58
Specialty Bakers LLC, Term Loan*⁽⁴⁾	1.67%	7.53%	9.20%	8/7/2019	9,539	9,483	9,443	5.10
						21,529	21,525	11.63

Healthcare Equipment and Services
ActivStyle, Inc., Term Loan***	1.75%	7.50%	9.25%	7/9/2020	10,500	10,413	10,500	5.67
Aurora Diagnostics, LLC, Delayed Draw Term Loan*	1.78%	7.13%	8.91%	7/31/2019	850	848	850	0.46
Aurora Diagnostics, LLC, Delayed Draw Term Loan B*	1.78%	7.13%	8.91%	7/31/2019	598	596	598	0.32
Aurora Diagnostics, LLC, Delayed Draw Term Loan C*	1.89%	7.13%	9.02%	7/31/2019	1,056	1,042	1,056	0.57
Aurora Diagnostics, LLC, Delayed Draw Term Loan D	2.11%	7.13%	9.24%	7/31/2019	173	171	173	0.09
Aurora Diagnostics, LLC, Revolver*	1.78%	7.13%	8.91%	7/31/2019	714	717	714	0.39
Aurora Diagnostics, LLC, Term Loan*	1.78%	7.13%	8.91%	7/31/2019	5,358	5,342	5,358	2.89
Community Care Health Network, LLC, Term Loan*	1.99%	4.75%	6.74%	2/16/2025	1,400	1,396	1,408	0.76
Maxor Acquisition, Inc., Revolver*	1.60%	6.00%	7.60%	11/22/2022	73	73	73	0.04
Maxor Acquisition, Inc., Term Loan*	2.25%	6.00%	8.25%	11/22/2023	9,012	8,928	8,927	4.82
RCS Management Corporation (SMS), Term Loan B**	1.81%	10.50%	12.31%	7/29/2018	9,500	9,469	9,469	5.11
Theragenics Corporation, Term Loan**	2.31%	12.00%	14.31%	12/23/2020	10,357	10,226	10,357	5.59
						49,221	49,483	26.71

Hotels, Restaurants and Leisure
AP Gaming I, LLC, Term Loan B*⁽¹⁾	1.88%	4.25%	6.13%	2/15/2024	9,925	9,903	10,037	5.42
CircusTrix Holdings, LLC, Term Loan B*	2.31%	5.50%	7.81%	12/16/2021	6,031	5,973	5,972	3.22
HRI Holding Corp. (Houlihans Restaurants), Term Loan*⁽⁴⁾	2.31%	7.24%	9.55%	12/17/2020	6,534	6,460	6,208	3.35
						22,336	22,217	11.99

Household Products and Durables
Brown Jordan International Inc., Term Loan*	2.30%	5.00%	7.30%	1/31/2023	5,878	5,841	5,908	3.19
CR Brands, Inc., Term Loan*⁽³⁾	1.67%	9.25% Cash + 2.00% PIK	12.92%	6/30/2018	9,775	9,787	9,774	5.28
Lexmark Carpet Mills, Inc., Term Loan*⁽³⁾	1.69%	10.00% Cash + 1.00% PIK	12.69%	12/19/2019	8,599	8,526	8,525	4.60
NBG Acquisition Inc., Term Loan*	2.45%	5.50%	7.95%	4/26/2024	5,291	5,219	5,285	2.85
University Furnishings, L.P., Term Loan***⁽⁴⁾	1.73%	7.33%	9.06%	10/13/2022	9,500	9,383	9,500	5.13
						38,756	38,992	21.05

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

March 31, 2018 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Internet Software and Services
Aptos, Inc., Term Loan B*	2.30%	6.75%	9.05%	9/1/2022	8,797	$8,668	$8,666	4.68%
Dodge Data & Analytics LLC, Term Loan*	1.75%	8.75%	10.50%	10/31/2019	8,498	8,444	8,444	4.56
Emtec Global Services Holdings, LLC, Revolver⁽³⁾	1.63%	8.25% Cash + 4.00% PIK	13.88%	11/30/2020	369	376	369	0.20
Emtec Global Services Holdings, LLC, Term Loan**⁽³⁾	1.63%	8.25% Cash + 4.00% PIK	13.88%	11/30/2020	3,048	3,028	2,744	1.48
Exela Intermediate LLC, Term Loan*⁽¹⁾	2.07%	7.50%	9.57%	7/12/2023	5,100	5,011	5,136	2.77
Lionbridge Technologies, Inc., Term Loan*	1.88%	5.50%	7.38%	2/28/2024	1,415	1,409	1,410	0.76
Newscycle Solutions, Inc., Delayed Draw Term Loan	1.66%	7.00%	8.66%	12/29/2022	822	822	807	0.44
Newscycle Solutions, Inc., Term Loan*	1.89%	7.00%	8.89%	12/29/2022	8,992	8,821	8,820	4.76
RA Outdoors LLC (Active Network), Term Loan*	1.79%	4.75%	6.54%	9/11/2024	7,943	7,867	7,867	4.25
Vero Parent, Inc. (fka Syncsort Incorporated), Initial Term Loan (First Lien)*	2.30%	5.00%	7.30%	8/16/2024	8,955	8,844	8,955	4.84
						53,290	53,218	28.74

Leisure Products
Bass Pro Group, LLC, Initial Term Loan*	1.88%	5.00%	6.88%	9/25/2024	5,721	5,686	5,664	3.06
Confluence Outdoor, LLC, Delayed Draw Term Loan*	1.66%	8.75%	10.41%	4/18/2019	955	952	946	0.51
Confluence Outdoor, LLC, Term Loan*	1.66%	8.75%	10.41%	4/18/2019	6,368	6,344	6,304	3.40
Kranos Acquisition Corp., Term Loan*⁽³⁾	1.69%	11.00% Cash + 1.00% PIK	13.69%	5/16/2018	7,243	7,270	7,149	3.86
Playpower, Inc., Initial Term Loan (First Lien)*	2.30%	4.75%	7.05%	6/23/2021	955	964	955	0.52
						21,216	21,018	11.35

Media
Project Sunshine IV Pty Ltd, 2017 Incremental Term Loan*⁽¹⁾	1.88%	7.00%	8.88%	8/22/2022	7,416	7,319	7,416	4.00
						7,319	7,416	4.00

Pharmaceuticals
RiteDose Holdings I, Inc., Revolver*	2.25%	6.50%	8.75%	9/13/2023	286	286	282	0.15
RiteDose Holdings I, Inc., Term Loan*	1.69%	6.50%	8.19%	9/13/2023	8,037	7,928	7,926	4.28
						8,214	8,208	4.43

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

March 31, 2018 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Professional Services
Censeo Health LLC (Chloe Ox Parent, LLC), Term Loan*	2.30%	5.00%	7.30%	12/21/2024	1,889	$1,871	$1,908	1.03%
						1,871	1,908	1.03

Technology Hardware, Storage and Peripherals
Elo Touch Solutions, Inc., Term Loan B*	2.00%	6.00%	8.00%	10/31/2023	5,932	5,877	5,913	3.19
Table Top Media, LLC, Lease**	N/A	10.00%	10.00%	10/15/2019	2,429	2,424	2,427	1.31
						8,301	8,340	4.50

Textiles, Apparel and Luxury Goods
League Collegiate Holdings, LLC, Term Loan*	1.89%	8.00%	9.89%	6/28/2021	7,219	7,149	7,291	3.94
Triangle Home Fashions, LLC, Term Loan**⁽⁴⁾	1.72%	6.94%	8.66%	3/9/2023	10,500	10,319	10,318	5.57
						17,468	17,609	9.51

Trading Companies and Distributors
Sprint Industrial Holdings, LLC, Term Loan (First Lien)*	2.30%	5.75%	8.05%	5/14/2019	4,712	4,705	4,418	2.39
						4,705	4,418	2.39

Transportation Services
Jack Cooper Holdings Corp., Term Loan	3.00%	7.00%	10.00%	10/18/2018	5,000	5,035	5,036	2.72
PS Holdco, LLC, Term Loan*	2.09%	5.25%	7.34%	3/6/2025	2,220	2,209	2,236	1.21
Sirva Worldwide, Term Loan*	1.84%	6.50%	8.34%	11/22/2022	5,659	5,550	5,687	3.07
						12,794	12,959	7.00

Total Debt Investments						$385,929	$382,004	206.25%

Financial Assets
Diversified Financial Services
GLC Trust 2013-2 Consumer Loan Pool⁽¹⁾⁽⁶⁾	N/A	N/A	N/A	N/A	1,536	$1,536	$1,459	0.79%
						1,536	1,459	0.79

Total Financial Assets						$1,536	$1,459	0.79%
See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

March 31, 2018 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Unfunded Commitments
Air Freight and Logistics
Raymond Express International, LLC, Revolver*	N/A	0.50%	0.50%	On Demand	175	$—	$—	—%
						—	—	—

Building Products
Global Integrated Flooring Systems Inc. (Camino Systems, Inc.), Revolver⁽⁷⁾	N/A	0.75%	0.75%	2/15/2023	50	—	(1)	—
						—	(1)	—

Commercial Services and Supplies
Del Mar Recovery Solutions, Inc., Revolver	N/A	0.75%	0.75%	6/27/2021	990	(11)	—	—
						(11)	—	—

Healthcare Equipment and Services
Aurora Diagnostics, LLC, Delayed Draw Term Loan D	N/A	3.00%	3.00%	7/31/2019	506	(12)	—	—
Aurora Diagnostics, LLC, Revolver*	N/A	0.38%	0.38%	7/31/2019	306	(3)	—	—
Maxor Acquisition, Inc., Revolver*⁽⁷⁾	N/A	0.50%	0.50%	11/22/2022	512	(5)	(5)	—
						(20)	(5)	—

Internet Software and Services
Emtec Global Services Holdings, LLC, Revolver	N/A	0.00%	0.00%	11/30/2020	218	(11)	—	—
Newscycle Solutions, Inc., Revolver⁽⁷⁾	N/A	0.50%	0.50%	12/29/2022	685	(13)	(13)	(0.01)
						(24)	(13)	(0.01)

Pharmaceuticals
RiteDose Holdings I, Inc., Revolver*⁽⁷⁾	N/A	0.50%	0.50%	9/13/2023	251	(7)	(3)	—
						(7)	(3)	—

Textiles, Apparel and Luxury Goods
League Collegiate Holdings, LLC, Revolver	N/A	0.75%	0.75%	6/28/2021	2,200	(21)	—	—
						(21)	—	—

Total Unfunded Commitments						$(83)	$(22)	(0.01)%

Total Non-Control/Non-Affiliate Investments						$396,045	$392,777	212.07%

Total Investments - United States						$396,045	$392,777	212.07%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

March 31, 2018 (unaudited)

($ in thousands, except share amounts)

*	Denotes that all or a portion of the investment is held as collateral by Garrison Funding 2016-2 Ltd.
**	Denotes that all or a portion of the loan is held by Garrison Capital SBIC LP.
***	Denotes that all or a portion of the loan is held as collateral by both Garrison Funding 2016-2 Ltd. and Garrison Capital SBIC LP.

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

(1)

Not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”).  Under the 1940 Act, Garrison Capital Inc. (the “Company”) may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2018, 93.9% of the Company’s assets were qualifying assets.

(2)	Net of a profits interest payable to a third party upon any subsequent sales of Prosper Marketplace Series B Preferred Stock.
(3)	Interest is payable in cash, and/or payment-in-kind (“PIK”), or a combination thereof.
(4)

In addition to the interest earned on the stated base rate and spread of this investment, the Company received additional interest during the three months ended March 31, 2018 due to an arrangement between the Company and certain other lenders to the portfolio company. The additional interest received during the quarter has been annualized and included in the spread disclosed for this investment.

(5)	Investment is currently not income producing and placed on non-accrual status.
(6)

GLC Trust 2013-2 includes 461 small balance consumer loans with an average par of $3,331, a weighted average rate of 16.13% and a weighted average maturity of March 1, 2019. See Note 3 for additional information. See Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 for detail on underlying loans.

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

All debt investments were income producing as of March 31, 2018, unless otherwise noted. Common and preferred equity investments are non income-producing unless otherwise noted.

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
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Unfunded Commitments
Air Freight and Logistics
Raymond Express International, LLC, Revolver*	N/A	0.50%	0.50%	2/28/2018	175	$—	$—	—%
						—	—	—

Commercial Services and Supplies
Del Mar Recovery Solutions, Inc., Revolver	N/A	0.75%	0.75%	6/27/2021	990	(12)	—	—
						(12)	—	—

Healthcare Equipment and Services
Aurora Diagnostics, LLC, Delayed Draw Term Loan C*	N/A	2.25%	2.25%	7/31/2019	446	(16)	—	—
Aurora Diagnostics, LLC, Delayed Draw Term Loan D	N/A	3.00%	3.00%	12/12/2018	677	(16)	—	—
Aurora Diagnostics, LLC, Revolver*	N/A	0.38%	0.38%	7/31/2019	476	(3)	—	—
Maxor Acquisition, Inc., Revolver*⁽⁷⁾	N/A	0.50%	0.50%	11/22/2022	519	(6)	(5)	—
						(41)	(5)	—

Internet Software and Services
Emtec Global Services Holdings, LLC, Revolver	N/A	0.00%	0.00%	11/30/2020	219	(4)	—	—
Newscycle Solutions, Inc., Delayed Draw Term Loan⁽⁷⁾	N/A	2.00%	2.00%	12/29/2022	822	—	(16)	(0.01)
Newscycle Solutions, Inc., Revolver⁽⁷⁾	N/A	0.50%	0.50%	12/29/2022	685	(14)	(14)	(0.01)
						(18)	(30)	(0.02)

Oil, Gas and Consumable Fuels
Diversified Gas & Oil Corporation, Term Loan*⁽⁷⁾	N/A	3.00%	3.00%	6/30/2020	792	(92)	(7)	—
Morrison Well Services, LLC, Revolver	N/A	0.00%	0.00%	1/31/2018	198	—	—	—
						(92)	(7)	—

Pharmaceuticals
RiteDose Holdings I, Inc., Revolver*⁽⁷⁾	N/A	0.50%	0.50%	9/13/2023	537	(8)	(8)	—
						(8)	(8)	—

Textiles, Apparel and Luxury Goods
League Collegiate Holdings, LLC, Revolver*⁽⁷⁾	N/A	0.75%	0.75%	6/28/2021	2,200	(23)	(25)	(0.01)
						(23)	(25)	(0.01)

Total Unfunded Commitments						$(194)	$(75)	(0.03)%

Total Non-Control/Non-Affiliate Investments						$395,683	$394,730	210.37%

Total Investments - United States						$395,683	$394,730	210.37%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2017

($ in thousands, except share amounts)

*	Denotes that all or a portion of the investment is held as collateral by Garrison Funding 2016-2 Ltd.
**	Denotes that all or a portion of the loan is held by Garrison Capital SBIC LP.
***	Denotes that all or a portion of the investment is held as collateral by both Garrison Funding 2016-2 Ltd. and Garrison Capital SBIC LP.

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
(4)

In addition to the interest earned on the stated base rate and spread of this investment, the Company received additional interest for the year ended December 31, 2017 due to an arrangement between the Company and certain other lenders to the portfolio company. The additional interest received during the quarter has been annualized and included in the spread disclosed for this investment.

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

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

($ in thousands, except share and per share amounts)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Investment income
Interest income
Non-control/non-affiliate investments	$8,360	$8,155
Non-control/affiliate investments	—	148
Payment-in-kind	1,219	273
Other income	642	418
Total investment income	10,221	8,994

Expenses
Interest expense	2,554	2,110
Management fee	1,492	1,611
Incentive fee	—	—
Professional fees	294	319
Directors' fees	77	82
Administrator expenses	298	224
Other expenses	586	674
Total expenses	5,301	5,020
Management fee waived	—	(230)
Net expenses	5,301	4,790
Net investment income before excise taxes	4,920	4,204
Excise tax expense/(benefit)	6	17
Net investment income	4,914	4,187

Realized and unrealized gain/(loss) on investments
Net realized (loss)/gain on investments
Non-control/non-affiliate investments	(577)	204
Non-control/affiliate investments	—	—
Net change in unrealized loss on investments
Non-control/non-affiliate investments	(2,312)	(5,110)
Non-control/affiliate investments	—	(3,269)
Net realized and unrealized loss on investments	(2,889)	(8,175)

Net increase/(decrease) in net assets resulting from operations	$2,025	$(3,988)

Net investment income per common share	$0.31	$0.26
Net increase/(decrease) in net assets resulting from operations per common share	$0.13	$(0.24)
Basic weighted average common shares outstanding	16,049,352	16,049,352

Dividends and distributions declared per common share	$0.28	$0.28

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

($ in thousands, except share and per share amounts)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Increase/(decrease) in net assets from operations:
Net investment income	$4,914	$4,187
Net realized (loss)/gain on investments	(577)	204
Net change in unrealized loss on investments	(2,312)	(8,379)
Net increase/(decrease) in net assets resulting from operations	2,025	(3,988)

Dividends and distributions to stockholders:
From net investment income	(4,494)	(4,495)
Total dividends and distributions to stockholders	(4,494)	(4,495)

Total decrease in net assets	(2,469)	(8,483)
Net assets at beginning of period	187,658	199,408
Net assets at end of period	$185,189	$190,925
Net asset value per share	$11.54	$11.90
Shares of common stock outstanding at end of period	16,049,352	16,049,352

Underdistributed net investment income included in net assets	$4,728	$4,857

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

($ in thousands, except share and per share amounts)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities
Net increase/(decrease) in net assets resulting from operations	$2,025	$(3,988)
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by operating activities:
Net accretion of discounts on investments	(339)	(377)
Net realized loss/(gain) on investments	577	(204)
Amortization of deferred debt issuance costs and discounts on notes payable	90	127
Net change in unrealized loss on investments	2,312	8,379
Payment-in-kind interest	(938)	(273)
Purchases of investments	(35,811)	(28,326)
Paydowns of investments	34,758	38,757
Sales of investments	1,395	—
Changes in operating assets and liabilities:
(Increase)/decrease in due from counterparties	(378)	1,247
Decrease in due from affiliates	509	—
Decrease in accrued interest receivable	41	1,022
Decrease in other assets	267	260
(Decrease)/increase in due to counterparties	(1,921)	—
Increase in payables to affiliates	1,474	1,381
Decrease in accrued interest payable	(262)	(262)
Decrease in accrued expenses and other payables	(204)	(35)
Net cash provided by operating activities	3,595	17,708

Cash flows from financing activities
Distributions paid to stockholders	(4,494)	(4,495)
Payments for financing costs	(247)	—
Repayment of senior secured revolving note	(8,000)	—
Repayment of GLC Trust 2013-2 Class A note	—	(1,942)
Proceeds from Garrison SBIC borrowings	10,200	—
Net cash used in financing activities	(2,541)	(6,437)

Net increase in cash and restricted cash	1,054	11,271
Cash and restricted cash at beginning of period	19,516	22,946
Cash and restricted cash at end of period	$20,570	$34,217

Supplemental disclosure of cash flow information
Cash paid for interest expense	$2,956	$2,245
Supplemental disclosure of non-cash activities
Restructuring of portfolio investment	$4,112	$—

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation, including, but not limited to, the presentation of PIK interest.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

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

As a result, GARS has consolidated the results of Garrison Funding 2016-2 Ltd. (“GF 2016-2”), Garrison Capital SBIC LP (“Garrison SBIC”), GLC Trust 2013-2 (“GLC Trust 2013-2”), Garrison Capital PL Holdings LLC, GIG Rooster Holdings I LLC and a series of limited liability companies that GARS created primarily to provide specific tax treatment for the minority equity and other investments held in these limited liability companies.

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

Cash and Cash Equivalents

As of March 31, 2018 and December 31, 2017, cash held in designated bank accounts with Deutsche Bank Trust Company Americas (the “Custodian”) was $11.4 million and $13.8 million, respectively. Cash held in designated bank accounts with other major financial institutions was $1.4 million and $1.1 million as of March 31, 2018 and December 31, 2017, respectively. At times, these balances may exceed federally insured limits and this potentially subjects the Company to a concentration of credit risk. The Company believes it is not exposed to any significant credit risk associated with the Custodian.

The Company defines cash equivalents as highly liquid financial instruments with original maturities of three months or less, including those held in overnight sweep bank deposit accounts. As of both March 31, 2018 and December 31, 2017, the Company held no cash equivalents.

Cash and Cash Equivalents, Restricted

Restricted cash as of March 31, 2018 and December 31, 2017 included cash of $7.8 million and $4.6 million, respectively, held by GF 2016-2 in designated bank accounts with the Custodian. GF 2016-2 is required to use a portion of these amounts to pay interest expense, reduce borrowings at the end of the investment period and to pay other amounts in accordance with the terms of the indenture governing the 2016-2 CLO, as defined in Note 4. Funds held by GF 2016-2 are not available for general use by the Company.

As of both March 31, 2018 and December 31, 2017, the Company held no restricted cash equivalents.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

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

The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. As of both March 31, 2018 and December 31, 2017, the Company had one investment that was on non-accrual status.

Any original issue discounts, as well as any other purchase discounts or premiums on debt investments, are accreted or amortized and included in interest income over the maturity periods of the investments. If a loan is placed on non-accrual status, the Company will cease recognizing amortization of original issue discount and other purchase discount until all principal and interest is current through payment or until a restructuring occurs, such that the income is deemed to be collectible.

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

Origination fees received by the Company are initially deferred and reduced from the cost basis of the investment and subsequently accreted into interest income over the stated term of the loan. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded into income.

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

March 31, 2018

2. Significant Accounting Policies and Recent Updates  – (continued)

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

Fair Value Measurements

The Company values its investments in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC Topic 820’s definition of fair value focuses on exit price in the principal, or most advantageous, market and prioritizes the use of market-based inputs over entity-specific inputs within a measurement of fair value.

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

March 31, 2018

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

March 31, 2018

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

However, the Board does not, and does not intend to, have de minimis investments of less than 0.5% of the Company’s total assets (up to an aggregate of 10.0% of the Company’s total assets) independently reviewed.

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

March 31, 2018

2. Significant Accounting Policies and Recent Updates  – (continued)

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium. The amortization period will be shortened for the premium to the earliest call date. This new guidance is effective for annual and interim periods beginning on or after December 15, 2018 and for interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2017-08 in the first quarter of 2018 and it did not have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the accounting guidance for revenue recognition from contracts with customers. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASU 2014-09 in the first quarter of 2018, and applied the guidance retrospectively to our prior period consolidated financial statements. The application of this guidance did not have a material impact on our consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

3. Investments

As of March 31, 2018, we held investments in 62 portfolio companies with a fair value of $392.8 million, a weighted average yield on debt investments measured at current fair value of 9.9% and a weighted average contractual maturity of 38 months. Weighted average yield measured at current fair value is calculated based on the interest expected to be received using the current all-in interest rate, contractual maturity date and the current fair value of the investment as of the balance sheet date.

The composition of the Company’s portfolio by industry at fair value as of March 31, 2018 and December 31, 2017 was as follows:

	Fair Value of Investments
Industry ($ in thousands)	As of March 31, 2018		As of December 31, 2017
Internet Software and Services	$53,205	13.5%	$53,510	13.5%
Healthcare Equipment and Services	50,872	13.0	44,362	11.2
Household Products and Durables	40,989	10.4	41,018	10.4
Hotels, Restaurants and Leisure	22,217	5.7	16,407	4.2
Food Products	21,525	5.5	21,520	5.5
Leisure Products	21,018	5.4	21,661	5.5
Air Freight and Logistics	20,107	5.1	19,432	4.9
Commercial Services and Supplies	19,191	4.9	19,257	4.9
Building Products	18,823	4.8	10,229	2.6
Textiles, Apparel and Luxury Goods	17,609	4.5	7,208	1.8
Auto Components	16,938	4.3	17,179	4.4
Chemicals	13,923	3.5	17,957	4.5
Transportation Services	12,959	3.3	10,739	2.7
Construction and Engineering	9,025	2.3	9,128	2.3
Diversified Telecommunication Services	8,662	2.2	8,246	2.1
Technology Hardware, Storage and Peripherals	8,340	2.1	9,097	2.3
Pharmaceuticals	8,205	2.1	7,933	2.0
Aerospace and Defense	8,156	2.1	8,203	2.1
Media	7,416	1.9	8,569	2.2
Trading Companies and Distributors	4,418	1.1	4,359	1.1
Oil, Gas and Consumable Fuels	4,112	1.0	9,840	2.5
Diversified Financial Services	3,159	0.8	3,745	0.9
Professional Services	1,908	0.5	1,889	0.5
Retailing	-	-	9,000	2.3
Machinery	-	-	8,200	2.1
Metals and Mining	-	-	6,042	1.5
	$392,777	100.0%	$394,730	100.0%

Refer to the consolidated schedules of investments for a detailed disaggregation of the Company’s investments.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

3. Investments – (continued)

The following tables summarize the valuation of the Company’s investments measured at fair value based on the fair value hierarchy, as detailed in Note 2, as of both March 31, 2018 and December 31, 2017:

	As of March 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Investments(1)	$—	$—	$381,982	$381,982
Preferred Equity Investments	—	—	640	640
Common Equity Investments	—	—	8,696	8,696
Financial Assets	—	—	1,459	1,459
	$—	$—	$392,777	$392,777

(1)	Included in senior secured loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.

	As of December 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Investments(1)(2)	$—	$—	$387,480	$387,480
Preferred Equity Investments	—	—	640	640
Common Equity Investments	—	—	4,584	4,584
Financial Assets	—	—	2,026	2,026
	$—	$—	$394,730	$394,730

(1)	Includes unfunded commitments with a negative fair value of $0.1 million.
(2)	Included in senior secured loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.

The net change in unrealized loss attributable to the Company’s Level 3 assets for the three months ended March 31, 2018 and March 31, 2017 included in the net change in unrealized loss on investments in the Company’s consolidated statements of operations was $2.3 million and $8.4 million, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

3. Investments – (continued)

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
	Senior Secured	Preferred Equity	Common Equity	Financial
($ in thousands)	Investments	Investments	Investments	Assets	Total
Fair value, beginning of period	$387,480	$640	$4,584	$2,026	$394,730
Total net realized and unrealized (loss)/gain on investments(1)	(2,881)	—	—	(8)	(2,889)
Total net accretion of discounts on investments	339	—	—	—	339
Purchases/issuances(2)	32,637	—	4,112	—	36,749
Sales	(1,395)	—	—	—	(1,395)
Paydowns(2)	(34,198)	—	—	(559)	(34,757)
Fair value, end of period	$381,982	$640	$8,696	$1,459	$392,777

(1)

Net change in unrealized loss on investments attributable to our Level 3 assets still held at March 31, 2018 totaled $2.8 million, consisting of the following: Senior Secured Investments of $2.9 million, offset by unrealized gains on Financial Assets of $0.1 million.

(2)	Includes non-cash restructurings of portfolio investments of $4.1 million. There were no transfers of investments between levels for the three months ended March 31, 2018.

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
	Senior Secured	Preferred Equity	Common Equity	Financial
($ in thousands)	Investments	Investments	Investments	Assets	Total
Fair value, beginning of period	$363,960	$2,086	$3,902	$6,756	$376,704
Total net realized and unrealized (loss)/gain on investments(1)	(7,662)	(558)	315	(270)	(8,175)
Total net accretion of discounts on investments	377	—	—	—	377
Purchases/issuances(2)	28,599	—	—	—	28,599
Sales	—	—	—	—	—
Paydowns(2)	(37,030)	—	—	(1,727)	(38,757)
Fair value, end of period	$348,244	$1,528	$4,217	$4,759	$358,748

(1)

Net change in unrealized loss on investments attributable to our Level 3 assets still held at March 31, 2017 totaled $8.2 million, consisting of the following: Senior Secured Investments of $7.8 million, Preferred Equity Investments of $0.6 million and Financial Assets of $0.1 million, offset by unrealized gains on Common Equity Investments of $0.3 million.

(2)	There were no non-cash restructuring of portfolio investments or transfers of investments between levels for the three months ended March 31, 2017.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

3. Investments – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at March 31, 2018:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range				Weighted
($ in thousands)	March 31, 2018	Technique	Input	Low		High		Average
Senior Secured Investments	$381,982	Comparable yield approach	Market rate(1)	5.9%		23.7%		9.7%
		Market comparable companies	EBITDA multiple(4)	2.0	x	13.8	x	6.9	x

Equity Investments(2)	9,336	Market comparable companies	EBITDA multiple	5.5	x	6.5	x	5.6	x
			Origination fees multiple	4.0	x	4.0	x	4.0	x
		Discounted cash flows	Discount rate	10.0%		10.0%		10.0%

Financial Assets(3)	1,459	Discounted cash flows	Interest rate	9.8%		31.0%		16.1%
			Conditional prepayment rate	0.0%		16.7%		15.6%
			Cumulative default rate	0.0%		18.9%		13.8%
			Discount rate	7.0%		7.0%		7.0%
Total	$392,777

(1)

Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

(2)	Includes preferred and common equity.
(3)

Financial Assets are valued by the level of risk associated with the underlying loan measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, the borrower’s credit score obtained from an official credit reporting agency at origination, debt-to-income ratios at origination, information from the borrower’s credit report at origination, as well as the borrower’s self-reported income range, occupation and employment status at origination. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of March 31, 2018, 10.9%, 38.6%, 39.4%, 9.1%, 2.0% and 0.0% of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively. See Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 for detail on the underlying loans.

(4)

Excludes non-operating portfolio companies, which we define as those loans collateralized by proved developed producing (“PDP”) value, real estate or other hard assets. PDPs are proven revenues that can be produced with existing wells. As of March 31, 2018, non-operating portfolio companies with an aggregate of $2.9 million of par value and $2.9 million of fair value were excluded.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

3. Investments – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at December 31, 2017:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range				Weighted
($ in thousands)	December 31, 2017	Technique	Input	Low		High		Average
Senior Secured Investments(1)	$387,480	Comparable yield approach	Market rate(2)	6.1%		18.1%		9.8%
		Market comparable companies	EBITDA multiple(5)	2.0	x	13.8	x	7.2	x

Equity Investments(3)	5,224	Market comparable companies	EBITDA multiple	6.0	x	6.5	x	6.1	x
			Origination fees multiple	3.6	x	3.6	x	3.6	x

Financial Assets(4)	2,026	Discounted cash flows	Interest rate	9.8%		31.0%		16.2%
			Conditional prepayment rate	0.0%		16.7%		15.6%
			Cumulative default rate	0.0%		19.1%		13.8%
			Discount rate	7.0%		7.0%		7.0%
Total	$394,730

(1)	Includes total unfunded commitments with a negative fair value of $0.1 million.
(2)

Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

(3)	Includes preferred and common equity.
(4)

Financial Assets are valued by the level of risk associated with the underlying loan measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, the borrower’s credit score obtained from an official credit reporting agency at origination, debt-to-income ratios at origination, information from the borrower’s credit report at origination, as well as the borrower’s self-reported income range, occupation and employment status at origination. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of December 31, 2017, 11.9%, 38.1%, 38.6%, 9.4%, 2.0% and 0.0%, of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively. See Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for detail on the underlying loans.

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

March 31, 2018

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

The terms of the Debt Investments may provide for us to extend to a borrower additional credit or provide funding for any unfunded portion of such Debt Investments at the request of the borrower. This exposes us to potential liabilities that are not reflected on the consolidated statements of financial condition. As of March 31, 2018 and December 31, 2017, the Company had $5.9 million and $8.7 million of unfunded commitments.

4. Financing

As of March 31, 2018, the total carrying value of the Company’s aggregate debt outstanding was $234.5 million with a weighted average effective interest rate of 4.5%. The Company’s debt outstanding as of March 31, 2018 was comprised of notes issued by GF 2016-2 and Garrison SBIC borrowings.

The table below provides details of the Company’s outstanding debt including the weighted average interest rates and the weighted average effective interest rates, inclusive of the effects of deferred debt issuance costs as of March 31, 2018:

March 31, 2018 ($ in thousands)	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate	Effective Interest Rate	Rating(1)	Stated Maturity
GF 2016-2 Secured Notes:
Class A-1R Notes	$11,700	$11,700	LIBOR + 2.20%(2)	4.17%	AAA(sf)	9/29/2027
Class A-1F Notes	24,728	25,000	3.41%	3.55%	AAA(sf)	9/29/2027
Class A-1T Notes	87,069	88,150	LIBOR + 2.20%	4.24%	AAA(sf)	9/29/2027
Class A-2 Notes	20,376	20,700	LIBOR + 3.15%	5.25%	AA(sf)	9/29/2027
Class B Notes	20,961	21,450	LIBOR + 4.00%	6.20%	A (sf)	9/29/2027
Class C Notes	11,428	11,700	LIBOR + 6.00%	8.24%	BBB(sf)	9/29/2027
Total /weighted average	176,262	178,700	4.57%	4.75%
Garrison SBIC Borrowings:
SBIC 2018-10 A	22,225	23,000	3.53%(3)	3.95%	N/A	3/1/2028
SBIC 2017-10 A	6,771	6,980	3.47%(3)	3.87%	N/A	3/1/2027
SBIC 2016-10 B	3,222	3,320	2.79%(3)	3.19%	N/A	9/1/2026
SBIC 2016-10 A	12,352	12,700	3.25%(3)	3.65%	N/A	3/1/2026
SBIC 2015-10 B	13,640	14,000	3.57%(3)	3.97%	N/A	9/1/2025
Total /weighted average	58,210	60,000	3.43%	3.84%

Total /weighted average	$234,472	$238,700	4.28%	4.52%

(1)	Represents an S&P rating as of the closing of the 2016-2 CLO, as defined below.
(2)	May bear interest at either the CP Rate (as defined in the governing indenture) or LIBOR.
(3)	Represents the stated interest rate and annual charge of our debentures guaranteed by the U.S. Small Business Administration (the “SBA”).

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

4. Financing  – (continued)

The table below provides details of the Company’s outstanding debt including the weighted average interest rates and the weighted average effective interest rates, inclusive of the effects of deferred debt issuance costs as of December 31, 2017:

December 31, 2017 ($ in thousands)	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate	Effective Interest Rate	Rating(1)	Stated Maturity
GF 2016-2 Secured Notes:
Class A-1R Notes	$19,700	$19,700	LIBOR + 2.20%(2)	3.73%	AAA(sf)	9/29/2027
Class A-1F Notes	24,722	25,000	3.41%	3.55%	AAA(sf)	9/29/2027
Class A-1T Notes	87,046	88,150	LIBOR + 2.20%	3.79%	AAA(sf)	9/29/2027
Class A-2 Notes	20,369	20,700	LIBOR + 3.15%	4.79%	AA(sf)	9/29/2027
Class B Notes	20,951	21,450	LIBOR + 4.00%	5.75%	A (sf)	9/29/2027
Class C Notes	11,423	11,700	LIBOR + 6.00%	7.78%	BBB(sf)	9/29/2027
Total /weighted average	184,211	186,700	4.16%	4.34%
Garrison SBIC Borrowings:
SBIC 2017-10 A	6,766	6,980	3.47%(3)	3.87%	N/A	3/1/2027
SBIC 2016-10 B	3,220	3,320	2.79%(3)	3.19%	N/A	9/1/2026
SBIC 2016-10 A	12,343	12,700	3.25%(3)	3.65%	N/A	3/1/2026
SBIC 2015-10 B	13,629	14,000	3.57%(3)	3.97%	N/A	9/1/2025
SBIC Interim Financing	12,362	12,800	LIBOR + 0.65%(4)	2.74%	N/A	3/21/2018
Total /weighted average	48,320	49,800	3.10%	3.51%

Total /weighted average	$232,531	$236,500	3.93%	4.16%

(1)	Represents an S&P rating as of the closing of the 2016-2 CLO.
(2)	May bear interest at either the CP Rate (as defined in the governing indenture) or LIBOR.
(3)	Represents the stated interest rate and annual charge of our SBA-guaranteed debentures.
(4)

These interim financings bore an interest rate of three month LIBOR + 0.65%, which was comprised of a weighted average annual charge of 0.35% and a spread of 0.30%. These interim financings had a maturity date of March 21, 2018, upon which they were pooled into ten year SBA-guaranteed debentures.

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing (other than the SBA debentures of Garrison SBIC, as permitted by exemptive relief which has been granted by the Securities and Exchange Commission (the “SEC”)). As of March 31, 2018 and December 31, 2017, the Company’s asset coverage for borrowed amounts was 203.6% and 200.5%, respectively.

On March 28, 2018, the Board approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act, to the Company. As a result, effective as of March 28, 2019, subject to compliance with certain disclosure requirements, the asset coverage requirements applicable to the Company under the 1940 Act will be reduced to 150%.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

4. Financing  – (continued)

Garrison Funding 2016-2 Secured Notes

On September 29, 2016, GF 2016-2 completed a $300.0 million collateralized loan obligation (the “2016-2 CLO”), the proceeds of which were utilized, along with cash on hand, to refinance notes issued under a previous collateralized loan obligation. The notes offered in the 2016-2 CLO (the “2016-2 Notes”) were issued by GF 2016-2 through a private placement and were comprised of: (i) $25.00 million of AAA(sf) Class A-1R Senior Secured Revolving Floating Rate Notes (“Class A-1R Notes”); (ii) $88.15 million of AAA(sf) Class A-1T Senior Secured Floating Rate Notes (“Class A-1T Notes”); (iii) $25.00 million of AAA(sf) Class A-1F Senior Secured Fixed Rate Notes (“Class A-1F Notes”); (iv) $20.70 million of AA(sf) Class A-2 Senior Secured Floating Rate Notes (“Class A-2 Notes” and collectively with the Class A-1R Notes, the Class A-1T Notes and the Class A-2F Notes, the “Class A Notes”); (v) $21.45 million of A(sf) Class B Secured Deferrable Floating Rate Notes (“Class B Notes”); (vi) $11.70 million of BBB(sf) Class C Secured Deferrable Floating Rate Notes (“Class C Notes” and collectively, the Class A Notes, Class B Notes and Class C Notes are referred to as the “Secured Notes”); and (vii) $108.00 million of subordinated notes (“Subordinated Notes”), which do not have a stated interest rate, are not rated and were retained by GARS. The 2016-2 Notes are scheduled to mature on September 29, 2027.

Subject to the 200% asset coverage limitations, currently applicable to the Company under the 1940 Act, as of March 31, 2018 and December 31, 2017, the Company had $6.5 million and $1.0 million, respectively, of available leverage capacity in the Class A-1R Notes under the 2016-2 CLO. The fair value of the 2016-2 Notes approximated their carrying values on the consolidated statements of financial condition as of March 31, 2018 and December 31, 2017.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

4. Financing  – (continued)

Furthermore, if under the second coverage test the aggregate principal amount of the collateral loans equals 125.0% or less of the aggregate outstanding principal amount on the Class A-1T Notes and Class A-1R Notes, taken together, and remains so for ten business days, an event of default will be deemed to have occurred. As of March 31, 2018 and December 31, 2017, the trustee for the 2016-2 CLO has asserted that all of the coverage tests were met.

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

As of March 31, 2018, Garrison SBIC had regulatory capital of $36.1 million and total SBIC borrowings outstanding of $60.0 million. The fair value of the SBIC borrowings approximated the carrying value on the consolidated statements of financial condition as of March 31, 2018 and December 31, 2017. As of March 31, 2018, the Company had $10.0 million of available SBIC leverage capacity.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

4. Financing  – (continued)

GLC Trust 2013-2 Notes

On July 18, 2014, the Company completed a $39.2 million term debt securitization and the notes offered thereby (the “GLC Trust 2013-2 Notes”) collateralized by the GLC Trust 2013-2 consumer loan portfolio. GLC Trust 2013-2 Notes consisted of $36.9 million of Class A Notes (“GLC Trust 2013-2 Class A Notes”) and $2.3 million of Class B Notes (“GLC Trust 2013-2 Class B Notes”). The GLC Trust 2013-2 Class A Notes bore interest at a rate of 3.00%. The GLC Trust 2013-2 Class A Notes and GLC Trust 2013-2 Class B Notes were fully paid down as of December 31, 2017.

Deferred Debt Issuance Costs and Other Fees

In connection with the issuance of our various debt instruments, the Company incurred aggregate fees in the amount of $6.2 million which consisted of facility fees, rating agency fees, legal fees and other costs. Costs incurred in connection with the issuance of the Company’s debt instruments are included as a reduction to the carrying amount of the related liability on the consolidated statements of financial condition and will be amortized over the stated maturity of the respective loans, with $4.5 million and $4.4 million of deferred debt issuance costs and discounts on notes payable remaining as of March 31, 2018 and December 31, 2017, respectively.

In the ordinary course of operations, the Company incurs fees and costs as part of the execution and refinancing of our various debt instruments. These costs typically represent facility fees, rating agency fees and other legal costs incurred in connection to our 2016-2 CLO and consist of a 1.00% fee on commitments received, as well as a 2.00% leverage fee, a 0.375% underwriting fee and a 0.05% administrative fee on our SBA-guaranteed debentures. Deferred debt issuance costs are included on the consolidated statements of financial condition as a reduction to the carrying amount of the related liability with the exception of those costs associated with our revolving credit facilities, which are included within other assets on our consolidated statement of financial condition. The deferred debt issuance costs will be amortized over the stated maturity of the debt liability to which they relate. As of March 31, 2018, $4.5 million of deferred debt issuance costs and discounts on notes payable remained on our consolidated statement of financial condition and was comprised of $2.6 million of costs related to the 2016-2 CLO and $1.9 million of costs related to our SBA-guaranteed debentures. As of December 31, 2017, $4.4 million of deferred debt issuance costs and discounts on notes payable remained on our consolidated statement of financial condition and was comprised of $2.7 million of costs related to the 2016-2 CLO and $1.7 million of costs related to our SBA-guaranteed debentures.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

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

March 31, 2018

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

The following table details our management fee expenses for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended March 31,
Management Fees ($ in thousands)	2018	2017
Management fee	$1,492	$1,611
Management fee waived	—	(230)
Total management fees, net of waived fees	$1,492	$1,381

Management fees in the amount of $1.5 million and $0.1 million were payable as of March 31, 2018 and December 31, 2017, respectively, and are included in management fee payable on the consolidated statements of financial condition.

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

March 31, 2018

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

In addition, under U.S. GAAP, we are required to accrue a capital gains incentive fee based upon the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital gain and loss on investments held at the end of each period. If such amount is positive at the end of a period, then the Company will record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. There were no accrued capital gains incentive fees as of March 31, 2018 and December 31, 2017.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

5. Related Party Transactions and Other Agreements – (continued)

The following table provides a breakdown of our incentive fees for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended March 31,
Incentive Fees ($ in thousands)	2018	2017
Income-based incentive fees	$983	$200
Capital gains-based incentive fees	—	—
Incentive fees subject to cap & deferral mechanism(1)	(983)	(200)
Total incentive fees	$—	$—

(1)

As of March 31, 2018, we had cumulative net realized and unrealized capital losses in excess of our Pre-Incentive Fee Net Investment Income, resulting in zero Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period. As a result, as of March 31, 2018, no aggregate incentive fees were payable to the Investment Adviser during the Incentive Fee Look-back Period. As of March 31, 2018, an aggregate of $2.9 million had been paid to the Investment Adviser during the Incentive Fee Look-back Period.

Due to the fact that there is no clawback of amounts previously paid to the Investment Adviser in accordance with the Investment Advisory Agreement, the Company has not recorded a receivable for the $2.9 million difference between amounts paid under the Investment Advisory Agreement in prior quarters and the Incentive Fee Cap based on the Company’s Cumulative Pre-Incentive Fee Net Return as of March 31, 2018.

The $2.9 million difference may be used to reduce future amounts earned by the Investment Adviser. However, as noted above, no incentive fee will be paid to the Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to our Investment Adviser for the Incentive Fee Look-back Period would exceed 20% of our Cumulative Pre-Incentive Fee Net Return during the applicable Incentive Fee Look-back Period. To the extent unrealized capital losses incurred as of March 31, 2018 are reversed within the applicable Incentive Fee Look-back Period, the corresponding increase in our Cumulative Pre-Incentive Fee Net Return may result in the Investment Adviser earning and being paid up to $9.9 million of income-based incentive fees which are currently subject to the Incentive Fee Cap.

Realized and unrealized capital gains and losses and pre-incentive net investment income earned during the three months ended March 31, 2018 will cease to impact the Incentive Fee Cap and Deferral after March 31, 2021.

The Investment Adviser earned aggregate incentive fees of $1.0 million and $0.2 million for the three months ended March 31, 2018 and March 31, 2017, respectively. However, none of the incentive fees earned were payable on the consolidated statements of financial condition as of March 31, 2018 and December 31, 2017 due to the Incentive Fee Cap.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

5. Related Party Transactions and Other Agreements – (continued)

Administration Agreement

GARS entered into an administrative agreement, which was effective as of October 9, 2012 (the “Administration Agreement”), with GARS Administrator. Under the Administration Agreement, the GARS Administrator provides the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as the GARS Administrator, subject to review by the Board, from time to time determines to be necessary or useful to perform its obligations under the Administration Agreement. The GARS Administrator is responsible for the financial and other records that the Company is required to maintain and prepares reports to stockholders, and reports and other materials filed with the SEC. The GARS Administrator provides on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance. No managerial assistance was provided to any portfolio companies during the three months ended March 31, 2018 and March 31, 2017.

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

Administrator charges were $0.3 million and $0.2 million for the three months ended March 31, 2018 and March 31, 2017, respectively. No charges were waived by the GARS Administrator for the three months ended March 31, 2018 and March 31, 2017. As of March 31, 2018, $0.1 million of administration fees were payable to the GARS Administrator. No administration fees were payable to the GARS Administrator as of December 31, 2017.

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

For the three months ended March 31, 2018 and March 31, 2017, independent directors earned Directors’ Fees of $0.1 million and $0.1 million, respectively. No Directors’ Fees were payable as of March 31, 2018 and December 31, 2017.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

5. Related Party Transactions and Other Agreements – (continued)

Affiliated Stockholders

As of both March 31, 2018 and December 31, 2017, Garrison Capital Fairchild I Ltd., Garrison Capital Fairchild II Ltd. and Garrison Capital Adviser Holdings MM LLC owned an aggregate of 789,910, or 4.9%, of the total outstanding shares of GARS common stock. As of March 31, 2018 and December 31, 2017, the officers and directors of the Company owned an aggregate of approximately 238,250, or 1.5%, of the total outstanding shares of GARS common stock.

Other Agreements

Garrison Loan Agency Services LLC acts as the administrative and collateral agent for certain loans held by the Company. No fees were paid by the Company to Garrison Loan Agency Services LLC during the three months ended March 31, 2018 and March 31, 2017.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

6. Financial Highlights

The following table represents financial highlights for the Company for the three months ended March 31, 2018 and March 31, 2017:

Per share data ($ in thousands, except share and per share amounts)	March 31, 2018	March 31, 2017
Net asset value per common share at beginning of period	$11.69	$12.42
Increase/(decrease) in net assets from operations:
Net investment income	0.31	0.26
Net realized (loss)/gain on investments	(0.04)	0.01
Net unrealized loss on investments	(0.14)	(0.51)
Net increase/(decrease) in net assets resulting from operations	0.13	(0.24)
Stockholder transactions
Distributions from net investment income	(0.28)	(0.28)
Total stockholder transactions	(0.28)	(0.28)
Net asset value per common share at end of period	$11.54	$11.90

Per share market value at beginning of period	$8.11	$9.35
Per share market value at end of period	$8.12	$9.78
Total book return(1)	1.11%	(1.93)%
Total market return(2)	3.55%	7.60%
Common shares outstanding at beginning of period	16,049,352	16,049,352
Common shares outstanding at end of period	16,049,352	16,049,352
Weighted average common shares outstanding	16,049,352	16,049,352
Net assets at beginning of period	$187,658	$199,408
Net assets at end of period	$185,189	$190,925
Average net assets(3)	$188,231	$197,286
Ratio of net expenses to average net assets(4)	11.28%	9.74%
Ratio of net investment income to average net assets(4)	10.44%	8.49%
Ratio of portfolio turnover to average investments at fair value(5)	9.06%	7.66%
Asset coverage ratio(6)	203.63%	212.24%
Average outstanding debt(7)	$235,566	$204,119
Average debt per common share	$14.68	$12.72

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
(4)

During the three months ended March 31, 2018, $1.0 million of income-based incentive fees were capped as a result of the Incentive Fee Cap and Deferral Mechanism. Had these incentive fees been earned, the ratio of net investment income to average net assets and the ratio of net expenses to average net assets would have been 8.35% and 13.36%, respectively.

(5)	Calculated based on monthly average investments at fair value.
(6)

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. Based on the exemptive relief received from the SEC, Garrison SBIC’s SBA-guaranteed debentures are excluded from the Company’s asset coverage test calculation.

(7)	Calculated based on monthly average debt outstanding.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

7. Earnings per Share

The following table sets forth the computation of the net increase/(decrease) in net assets per share resulting from operations, pursuant to FASB ASC 260, Earnings per Share, for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended March 31,
($ in thousands, except per share data)	2018	2017
Net increase/(decrease) in net assets resulting from operations	$2,025	$(3,988)
Basic weighted average common shares outstanding	16,049,352	16,049,352
Basic earnings/(loss) per share	$0.13	$(0.24)

8. Stockholders’ Equity

Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table reflects the cash distributions declared on common stock for the three months ended March 31, 2018 and March 31, 2017:

Record Dates ($ in thousands except per share data)	Date Declared	Payment Date	Distribution Declared	Distribution Declared per Share
Three Months Ended March 31, 2018
March 23, 2018	February 28, 2018	March 29, 2018	$4,494	$0.28
			$4,494	$0.28

Record Dates ($ in thousands except per share data)	Date Declared	Payment Date	Distribution Declared	Distribution Declared per Share
Three Months Ended March 31, 2017
March 23, 2017	February 28, 2017	March 30, 2017	$4,495	$0.28
			$4,495	$0.28

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

Dividend Reinvestment Plan

The Company adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if the Board declares a cash dividend or other distribution, then our stockholders who have not ‘opted out’ of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, which may be newly issued shares or shares acquired by American Stock Transfer & Trust Company, LLC (“AST”), the transfer and dividend paying agent and registrar to GARS, through open-market purchases, rather than receiving the cash distribution. As of March 31, 2018 and December 31, 2017, no new shares were issued pursuant to the dividend reinvestment plan.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2018

9. Commitments and Contingencies

The Company had outstanding commitments to fund investments totaling $5.9 million and $8.7 million under various undrawn revolvers and other credit facilities as of March 31, 2018 and December 31, 2017, respectively.

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

There was no Non-Control/Affiliate activity for the three months ended March 31, 2018. The Non-Control/Affiliate Investments were fully realized as of December 31, 2017.

The following table shows the Non-Control/Affiliate activity for the three months ended March 31, 2017.

	Three Months Ended March 31, 2017
Portfolio Company ($ in thousands)	Fair value at December 31, 2016	Purchases (cost)	Redemptions (cost)	Sales (cost)	Transfer in/ (out) (cost)	Discount accretion	Net unrealized gains	Fair value at March 31, 2017	Net realized gain/(losses)	Interest and fee income	Dividend income
Non-control affiliate investments
Speed Commerce Operating Company LLC(1)	$3,103	$148	$—	$—	$—	$—	$(3,251)	$—	$—	$148	$—
Speed Commerce Investment Partners LLC	—	—	—	—	—	—	—	—	—	—	—
Total non-control affiliate investments	$3,103	$148	$—	$—	$—	$—	$(3,251)	$—	$—	$148	$—

(1)	Comprised of two investments, including the Closing Date Term Loan and Delayed Draw Term Loan.

11. Subsequent Events

There have been no events since March 31, 2018 that require recognition or disclosure in the consolidated financial statements.

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

Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded into income. We record prepayment premiums on loans and debt securities as interest income when we receive such amounts. Facility fees, sometimes referred to as asset management fees, are accrued as a percentage periodic fee on the base amount (either the funded facility amount or the committed principal amount). Commitment fees are based upon the undrawn portion committed by us and are accrued over the life of the loan.

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

Recent Developments

On May 1, 2018 our board of directors, or the Board, declared a distribution in the amount of $4.5 million, or $0.28 a share, which will be paid on June 22, 2018 to stockholders of record as of June 8, 2018.

Consolidated Results of Operations

The results of operations described below may not be indicative of the results we report in future periods. Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized gains and losses. As a result, quarterly comparisons of net income may not be meaningful.

Consolidated operating results for the three months ended March 31, 2018 and March 31, 2017 are as follows:

	Three Months Ended		Three Months
($ in thousands, except per share data)	March 31, 2018	March 31, 2017	Variance
Total investment income	$10,221	$8,994	$1,227
Total expenses	5,307	4,807	500
Net investment income	4,914	4,187	727
Net realized (loss)/gain on investments	(577)	204	(781)
Net change in unrealized loss on investments	(2,312)	(8,379)	6,067
Net increase/(decrease) in net assets resulting from operations	2,025	(3,988)	6,013

Net investment income per common share	0.31	0.26	0.05
Net realized/unrealized loss on investments per share	(0.18)	(0.50)	0.32
Basic earnings/(loss) per share	0.13	(0.24)	0.37
Dividends and distributions declared per common share	0.28	0.28	—
Net asset value per share	11.54	11.90	(0.36)

Net Investment Income

Net investment income for the three months ended March 31, 2018 and March 31, 2017 was $4.9 million and $4.2 million, respectively. As described below under “Investment Income” and “Expenses”, net investment income increased by $0.7 million for the three months ended March 31, 2018 from the three months ended March 31, 2017.

Investment Income

Investment income for the three months ended March 31, 2018 and March 31, 2017 was $10.2 million and $9.0 million, respectively. Investment income increased by $1.2 million for the three months ended March 31, 2018 from the three months ended March 31, 2017 due to an increase in interest income and other income in the amounts of $1.0 million and $0.2 million, respectively. The increase in interest income was largely driven by a larger average portfolio size during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase in other income was primarily driven by an increase in prepayment fees recognized during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Expenses

Total expenses for the three months ended March 31, 2018 and March 31, 2017 were $5.3 million and $4.8 million, respectively.

The following table summarizes our expenses for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended		Three Months
($ in thousands)	March 31, 2018	March 31, 2017	Variance
Interest expense	$2,554	$2,110	$444
Management fee (net of waivers)	1,492	1,381	111
Incentive fees	—	—	—
Professional fees	294	319	(25)
Directors' fees	77	82	(5)
Administrator expenses	298	224	74
Other expenses	592	691	(99)
Total expenses	$5,307	$4,807	$500

Interest expense increased $0.4 million for the three months ended March 31, 2018 from the three months ended March 31, 2017, primarily due to a higher total carrying value of the Company’s aggregate debt outstanding coupled with a higher weighted average effective interest rate on debt outstanding.

Management fees increased by $0.1 million for the three months ended March 31, 2018 from the three months ended March 31, 2017, primarily due to higher average gross assets during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Net Realized (Loss)/Gain and Unrealized (Loss)/Gain on Investments

There was a net realized loss on investments of $0.6 million and a net gain on investments of $0.2 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

The net realized loss on investments for the three months ended March 31, 2018 was primarily driven by a $0.9 million loss in connection with the restructuring of our investment in Rooster Energy Ltd.. This was offset by $0.3 million of realized gains from repayments and sales of other portfolio investments.

The net realized gain on investments for the three months ended March 31, 2017 was primarily driven by $0.4 million of gains from the partial and full repayments of portfolio investments. This was offset by $0.2 million of realized losses from charge-offs in the GLC Trust 2013-2’s consumer loan portfolio.

For the three months ended March 31, 2018 and March 31, 2017, the net change in unrealized loss on investments was $2.3 million and $8.4 million, respectively.

The net change in unrealized loss on investments for the three months ended March 31, 2018 of $ 2.3 million was driven primarily by a $4.0 million negative credit-related adjustment on Profusion Industries, LLC. This was offset by a $0.9 million reversal of an unrealized loss in connection with the restructuring of our investment in Rooster Energy Ltd. and $0.8 million of positive market-related fair value adjustments primarily on our syndicated loan investments.

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

Net Increase/(Decrease) in Net Assets Resulting from Operations

We had a net asset value per common share outstanding on March 31, 2018 and December 31, 2017 of $11.54 and $11.69, respectively.

Based on basic weighted average shares outstanding of 16,049,352, the net increase in net assets from operations per share for the three months ended March 31, 2018 was $0.13 per share. This increase was driven by net investment income of $0.31 per share offset by net realized and unrealized losses of $0.18 per share incurred during the three months ended March 31, 2018.

Based on basic weighted average shares outstanding of 16,049,352, the net decrease in net assets from operations per share for the three months ended March 31, 2017 was $0.24 per share. This decrease was driven by net investment income of $0.26 per share offset by net realized and unrealized losses of $0.50 per share incurred during the three months ended March 31, 2017.

Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders and will have an ongoing need to raise additional capital for investment purposes. We generate cash primarily from offerings of our equity securities and the issuance of debt securities including the notes, or the 2016-2 Notes, issued in connection with the $300.0 million collateralized loan obligation that we completed in September 2016, or the 2016-2 CLO, the Small Business Administration, or SBA, guaranteed debentures issued by Garrison Capital SBIC LP, or Garrison SBIC, our small business investment company, or SBIC, subsidiary and any repayments of portfolio investments. In addition, our cash flows from operations, including interest earned from the temporary investment of cash in U.S. government securities and other high-quality debt investments that mature in one year or less also provide liquidity.

As of March 31, 2018 and December 31, 2017, we had cash of $12.8 million and $14.9 million, respectively. Also, as of March 31, 2018 and December 31, 2017, we had restricted cash of $7.8 million and $4.6 million, respectively.

In addition to proceeds from public and private offerings of our debt and equity securities, we have identified nine portfolio companies with a total par value of $24.5 million and a fair value of $24.2 million which we view as transitory investments. Transitory investments are generally those investments that we view as an additional source of liquidity that we are able to sell in order to fund investments that fit our core investment strategy. These transitory investments are generally at the lower end of our target portfolio yield range.

Our primary use of funds from operations includes investments in portfolio companies, cash distributions to holders of our common stock, payments of interest on our debt, and payments of fees and other operating expenses we incur. We believe that our existing cash and cash equivalents, available borrowings and our transitory portfolio as of March 31, 2018 will be sufficient to fund our anticipated funding requirements through at least March 31, 2019. In addition, we may, from time to time, amend or refinance our leverage facilities and borrowings, including the 2016-2 Notes, in order to, among other things, modify covenants or the interest rates payable and extend the reinvestment period or maturity date. In addition to capital not being available, it may not be available on favorable terms. To the extent we are not able to raise additional capital, or otherwise generate sufficient liquidity or are at or near target leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under the Investment Adviser’s allocation policy.

On February 28, 2018 the Board approved a distribution in the amount of $4.5 million, or $0.28 a share, which was paid on March 29, 2018 to stockholders of record as of March 23, 2018.

During the three months ended March 31, 2018, cash and restricted cash increased by $1.1 million as a result of net cash provided by operating activities of $3.7 million, offset by net cash used in financing activities in the amount of $2.6 million.

During the three months ended March 31, 2018, cash provided by operating activities resulted mainly from repayments and sales of investments in the amount of $36.2 million and net realized and unrealized loss on investments in the amount of $2.9 million, offset by purchases of investments in the amount of $35.8 million. Net cash used in financing activities resulted from cash distributions in the amount of $4.5 million and repayment of the senior secured revolving notes of the 2016-2 CLO in the amount of $8.0 million, offset by proceeds from the issuance of SBA-guaranteed debentures by Garrison SBIC in the amount of $10.2 million.

During the three months ended March 31, 2017, cash and restricted cash increased by $11.3 million as a result of net cash provided by operating activities of $17.7 million, offset by net cash used in financing activities in the amount of $6.4 million.

During the three months ended March 31, 2017, cash provided by operating activities resulted mainly from repayments of investments in the amount of $38.8 million and net realized and unrealized loss on investments in the amount of $8.2 million, offset by purchases of investments in the amount of $28.3 million. Net cash used in financing activities resulted from cash distributions in the amount of $4.5 million and repayment of the GLC Trust 2013-2 Class A notes in the amount of $2.0 million.

As of March 31, 2018 and December 31, 2017, we had $5.9 million and $8.7 million, respectively, of unfunded commitments. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2018 and December 31, 2017, respectively, subject to the terms of each loan’s respective credit agreement.

Subject to leverage and borrowing base restrictions, as of March 31, 2018, we had approximately $6.5 million available for additional borrowings under our senior secured revolving notes of the 2016-2 CLO and $10.0 million of available SBIC leverage. As of December 31, 2017, we had approximately $1.0 million available for additional borrowings under our senior secured revolving notes of the 2016-2 CLO and $20.2 million of available SBIC leverage subject to leverage and borrowing base restrictions.

Portfolio Composition and Select Portfolio Information

As of March 31, 2018, we held investments in 62 portfolio companies with a fair value of $392.8 million. As of March 31, 2018, our portfolio had an average investment size of approximately $5.7 million, a weighted average yield on debt investments measured at amortized cost and current fair value of 10.0% and 9.9%, respectively, and a weighted average contractual maturity of 38 months.

The following table shows select information of our portfolio for the periods from March 31, 2018 to March 31, 2017.

Portfolio characteristics ($ in millions, % based on fair value)*	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total fair value	$392.8	$394.7	$359.1	$359.9	$358.7
Number of portfolio companies	62	62	61	62	62
Average investment size(1)	$5.7	$6.0	$5.7	$5.7	$5.7
Weighted average yield measured at fair value(2)(3)	9.9%	10.0%	10.4%	10.2%	10.8%
Weighted average price(1)	98.1	98.6	92.3	92.2	92.9
First lien senior secured	97.2%	98.2%	97.8%	97.4%	97.1%
Equity, consumer loans and other	2.8%	1.8%	2.2%	2.6%	2.9%
Core	93.7%	94.5%	94.4%	91.8%	93.5%
Transitory	6.3%	5.5%	5.6%	8.2%	6.5%
Originated(4)	43.8%	45.1%	48.6%	47.6%	52.6%
Club(5)	23.6%	24.3%	20.0%	21.0%	18.8%
Purchased	32.6%	30.6%	31.4%	31.4%	28.6%
Floating(1)	99.4%	99.3%	99.1%	99.0%	98.9%
Fixed(1)	0.6%	0.7%	0.9%	1.0%	1.1%
Performing(1)	98.8%	98.9%	96.7%	96.7%	97.1%
Non-accrual(1)	1.2%	1.1%	3.3%	3.3%	2.9%
Weighted average debt/EBITDA(1)(3)(6)	3.8	x	3.7	x	3.8	x	3.8	x	3.7	x
Weighted average risk rating(1)	2.3	2.4	2.6	2.7	2.6

(1)	Excludes consumer loans and equity investments.
(2)

Weighted average yield measured at fair value are calculated based on the interest expected to be received using the current all-in interest rate, contractual maturity date and the current fair value of the investment as of the balance sheet date.

(3)	Excludes investments with a risk rating of 4, unfunded revolvers, non-accrual investments and equity investments.
(4)	Originated positions include investments where we have sourced and led the execution of the deal.
(5)	Club positions include investments where we provide direct lending to a borrower with one or two other lenders but did not lead the deal.
(6)

Excludes non-operating portfolio companies, which we define as those investments collateralized by real estate, proved developed producing value, or PDP, or other hard assets. PDPs are proven revenues that can be produced with existing wells. As of March 31, 2018, $2.9 million of par value and $2.9 million of fair value was excluded.

*	Table excludes positions with a fair value of zero, except for number of portfolio companies.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2018 and December 31, 2017, we had $5.9 million and $8.7 million of outstanding commitments to fund such investments, respectively. As of March 31, 2018 and December 31, 2017, we had $20.6 million and $19.5 million, respectively, of cash and restricted cash.

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

The following table shows the distribution of our investments on the 1 to 4 investment risk scale at fair value, excluding our interest in GLC Trust 2013-2 and equity investments, as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018		As of December 31, 2017
($ in thousands)	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Risk Rating 1	$50,241	13.2%	$33,643	8.7%
Risk Rating 2	174,190	45.6	164,242	42.4
Risk Rating 3	152,916	40.0	185,484	47.8
Risk Rating 4	4,635	1.2	4,111	1.1
	$381,982	100.0%	$387,480	100.0%

The weighted average risk rating of the portfolio decreased to 2.3 as of March 31, 2018 from 2.4 as of December 31, 2017 as a result of ordinary course portfolio activity.

 Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2018 is as follows:

	Payments Due by Period
($ in thousands)	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
2016-2 CLO	$—	$—	$—	$178,700	$178,700
SBIC Borrowings	—	—	—	60,000	60,000
Total contractual obligations	$—	$—	$—	$238,700	$238,700

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

•

Under the Staffing Agreement, Garrison Investment Group provides the Investment Adviser with the resources necessary to fulfill these obligations. The Staffing Agreement provides that Garrison Investment Group will make available to the Investment Advisers experienced investment professionals and access to the senior investment personnel of Garrison Investment Group for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. The Staffing Agreement also includes a commitment that the members of the Investment Advisers’ investment committee serve in such capacity. The Staffing Agreement remains in effect until terminated and may be terminated by either party without penalty upon 60 days’ written notice to the other party. Services under the Staffing Agreement are provided to the Investment Adviser on a direct cost reimbursement basis, and such fees are not our obligation.

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

As a result, GARS has consolidated the results of Garrison Funding 2016-2 Ltd., Garrison SBIC, GLC Trust 2013-2, Garrison Capital PL Holdings LLC, GIG Rooster Holdings I LLC and a series of limited liability companies that GARS created primarily to provide specific tax treatment for the minority equity and other investments held in these limited liability companies.

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

We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. As of both March 31, 2018 and December 31, 2017, the Company had one investment that was on non-accrual status.

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

Origination fees received by the Company are initially deferred and reduced from the cost basis of the investment and subsequently accreted into interest income over the remaining stated term of the loan. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded into income.

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

Assuming that the interim and unaudited consolidated statement of financial condition as of March 31, 2018 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	(Decrease)/increase	(Decrease)/increase	Net (decrease)/increase
Change in interest rates ($ in thousands)	in interest income	in interest expense	in investment income
Down 50 basis points	$(1,859)	$(769)	$(1,090)
Down 25 basis points	(931)	(384)	(547)
Up 25 basis points	944	384	560
Up 50 basis points	1,888	769	1,119
Up 100 basis points	3,777	1,537	2,240
Up 200 basis points	7,398	3,074	4,324

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

Item 1A: Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors set forth below as well as in “Part 1. Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 6, 2018, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Regulations governing our operation as a business development company, including those related to the issuance of senior securities, will affect our ability to, and the way in which we, raise additional debt or equity capital.

We expect that we will require a substantial amount of additional capital in order to grow our business. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the current provisions of the 1940 Act, we are permitted as a business development company to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, immediately after each issuance of senior securities (other than the SBA-guaranteed debentures of Garrison SBIC, as permitted by exemptive relief we have been granted by the SEC) equals at least 200% through March 27, 2019 and 150% thereafter. If the value of our assets declines, we may be unable to satisfy this requirement. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness.

The Board may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a business development company, we are not generally able to issue and sell our common stock at a price below current net asset value per share. We may, however, issue or sell our common stock at a price below the current net asset value of the common stock, or sell warrants, options or rights to acquire such common stock at a price below the current net asset value of the common stock if the Board determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of the Board, closely approximates the market value of such securities (less any distributing commission or discount). We also may conduct rights offerings at prices per share less than the net asset value per share, subject to the requirements of the 1940 Act. If we raise additional funds by issuing additional common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and our stockholders may experience dilution.

Our strategy involves a high degree of leverage. We intend to continue to finance our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us. The risks of investment in a highly leverage fund include volatility and possible distribution restrictions.

Our strategy involves a high degree of leverage. The use of leverage, including through the issuance of senior securities, magnifies the potential for gain or loss on amounts invested. We have incurred leverage in the past and currently incur leverage through the 2016-2 CLO and the SBA-guaranteed debentures issued by Garrison SBIC and, from time to time, intend to incur additional leverage to the extent permitted under the 1940 Act. In the future, we may borrow from, and issue senior securities, to banks, insurance companies and other lenders. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The risks of investing in a highly leveraged fund include volatility and possible distribution restrictions. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments into which we may enter. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses.

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

Through March 27, 2019, we are not permitted to issue senior securities unless, immediately after each such issuance (other than SBA-guaranteed debentures issued by Garrison SBIC, as permitted by exemptive relief we have been granted by the SEC), we have an asset coverage, as defined in the 1940 Act, of at least 200%. If our asset coverage ratio declines below 200% before March 28, 2019 (other than SBA-guaranteed debentures issued by Garrison SBIC, as permitted by exemptive relief we have been granted by the SEC), we cannot incur additional debt and could be required to sell a portion of our investments to repay certain types of debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions to our stockholders.  As of March 31, 2018, our total outstanding indebtedness was $238.7 and our asset coverage, computed in accordance with the 1940 Act, was 203.6%.

The Small Business Credit Availability Act, which was signed into law in March 2018, modifies the applicable section of the 1940 Act and decreases the asset coverage requirements applicable to business development companies from 200% to 150% (subject to either stockholder approval or approval of both a majority of the board of directors and a majority of directors who are not interested persons).  On March 28, 2018, the Board approved the application of these reduced asset coverage requirements to us.  As a result, effective on March 28, 2019, subject to compliance with certain disclosure requirements, the asset coverage requirements applicable to us will be reduced from 200% to 150%. As of such date, we will be able to incur additional leverage and, therefore, the risk of an investment in us may increase.

The amount of leverage that we employ will depend on our Investment Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage.

In addition, the terms governing the 2016-2 CLO and any indebtedness that we incur in the future could impose financial and operating covenants that restrict our business activities, including limitations that may hinder our ability to finance additional loans and investments or make the distributions required to maintain our status as a RIC under the Code.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of March 31, 2018 and (2) 150% at various annual returns, net of expenses, as of March 31, 2018. The assumed return on our portfolio is required by regulation of the SEC to assist investors in understanding the effects of leverage and is not a prediction of, and does not represent, our projected or actual performance. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder assuming actual asset coverage as of March 31, 2018(1)	-28.66%	-17.25%	-5.83%	5.58%	17.00%
Corresponding return to common stockholder assuming 150% asset coverage(2)	-43.76%	-27.06%	-10.36%	6.35%	23.05%

(1)

Assumes $427.0 million in total assets, $178.7 million of debt outstanding under the 2016-2 CLO, $60.0 million of debt outstanding under Garrison SBIC, $185.2 million in net assets as of March 31, 2018 and an average cost of funds of 4.52%, which is the weighted average effective interest rate of the 2016-2 CLO and debentures issued by Garrison SBIC, for the three months ended March 31, 2018, and includes the effects of the amortization of deferred debt issuance costs.

(2)

Assumes $618.7 million in total assets, $423.9 million of total debt outstanding, $185.2 million in net assets as of March 31, 2018 and an average cost of funds of 4.52%, which is the weighted average effective interest rate of the 2016-2 CLO and debentures issued by Garrison SBIC, for the three months ended March 31, 2018, and includes the effects of the amortization of deferred debt issuance costs.

Based on our outstanding indebtedness of $238.7 million as of March 31, 2018 and an average cost of funds of 4.52% as of that date, our investment portfolio must experience an annual return of at least 2.55% to cover annual interest payments on the 2016-2 Notes and the SBA-guaranteed debentures of Garrison SBIC.

Based on an outstanding indebtedness of $423.9 million on an assumed 150% asset coverage ratio and an average cost of funds of 4.52%, our investment portfolio must experience an annual return of at least 3.10% to cover annual interest payments on the total debt outstanding.

On March 29, 2018, we announced that on March 28, 2018 our Board approved the reduction in the asset coverage requirements applicable to us to 150%. We will determine how, and to what extent, to implement a lower asset coverage ratio in consultation with the Board after we complete our evaluation of the various alternatives.

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

Garrison Capital Inc.

Dated: May 8, 2018	By	/s/ Joseph Tansey

Joseph Tansey
Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2018	By	/s/ Brian Chase

Brian Chase
Chief Financial Officer
(Principal Financial and Accounting Officer)