Form 10-Q
period 2018-06-30
Garrison Capital Inc.
filed 2018-08-07
CIK 1509892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of August 3, 2018 the Registrant had 16,049,352 shares of common stock, $0.001 par value, outstanding.

i

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Financial Condition

($ in thousands, except share and per share amounts)

Part I. Financial Information

Item 1. Financial Statements

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Cash	$21,989	$14,895
Restricted cash	11,854	4,621
Due from counterparties	455	4,560
Due from affiliates	—	509
Investments, at fair value
Non-control/non-affiliate investments (amortized cost of $402,893 and $395,683, respectively)	399,175	394,730
Non-control/affiliate investments (amortized cost of $4,112 and $0, respectively)	2,698	—
Accrued interest receivable	2,773	3,492
Other assets	5,240	1,389
Total assets	$444,184	$424,196

Liabilities
Due to counterparties	$20,647	$1,921
Management fee payable (Note 5)	769	100
Administrator fee payable (Note 5)	153	—
Senior secured revolving note (Note 4)	14,000	19,700
Senior secured term notes (Note 4)	164,615	164,511
SBIC borrowings (Note 4)	58,253	48,320
GLC Trust 2013-2 Class A note (Note 4)	—	—
Accrued interest payable	1,634	1,308
Accrued expenses and other payables	571	678
Total liabilities	$260,642	$236,538

Commitments and contingencies (Note 9)

Net assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 16,758,779 shares issued and 16,049,352 shares outstanding as of both June 30, 2018 and December 31, 2017	$17	$17
Paid-in-capital in excess of par	249,124	249,124
Underdistributed net investment income	4,618	4,307
Accumulated net realized loss from investments	(65,080)	(64,821)
Net unrealized loss from investments	(5,137)	(969)
Total net assets	183,542	187,658
Total liabilities and net assets	$444,184	$424,196

Shares of common stock outstanding	16,049,352	16,049,352
Net asset value per share	$11.44	$11.69

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2018 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Common Equity
Building Products
Valterra Products Holdings, LLC, Class A	N/A	N/A	N/A	N/A	185,847	$186	$864	0.47%
Valterra Products Holdings, LLC, Class B	N/A	N/A	N/A	N/A	20,650	21	96	0.05
						207	960	0.52

Commercial Services and Supplies
Faraday Holdings, LLC, Common	N/A	N/A	N/A	N/A	2,752	140	610	0.33
						140	610	0.33

Healthcare Equipment and Services
Juniper TGX Investment Partners, LLC, Common	N/A	N/A	N/A	N/A	3,146	671	1,394	0.76
						671	1,394	0.76

Household Products and Durables
Oneida Group Inc., Common	N/A	N/A	N/A	N/A	242,035	2,714	1,997	1.09
						2,714	1,997	1.09

Transportation Services
EZE Trucking, LLC, Common	N/A	N/A	N/A	N/A	2,898	268	—	—
						268	—	—

Total Common Equity						$4,000	$4,961	2.70%

Preferred Equity
Diversified Financial Services
Prosper Marketplace Series B Preferred Stock⁽¹⁾⁽²⁾	N/A	N/A	N/A	N/A	912,865	$551	$640	0.35%
						551	640	0.35

Total Preferred Equity						$551	$640	0.35%

Debt Investments
Aerospace and Defense
Novetta Solutions, Term Loan*	2.10%	5.00%	7.10%	10/16/2022	1,995	$1,946	$1,930	1.05%
Vertex Aerospace Services Corp., Term Loan*	2.09%	4.75%	6.84%	6/29/2025	1,829	1,820	1,839	1.00
						3,766	3,769	2.05

Air Freight and Logistics
Gruden Acquisition, Inc., Term Loan (First Lien)*	2.33%	5.50%	7.83%	8/18/2022	1,950	1,926	1,959	1.07
						1,926	1,959	1.07

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2018 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Auto Components
Challenge Mfg. Company, LLC, Term Loan B*	2.10%	6.50%	8.60%	4/20/2022	8,109	$8,030	$8,027	4.37%
FRAM Group Holdings Inc. (Autoparts Holdings), Term Loan*	2.09%	6.75%	8.84%	12/23/2021	7,697	7,590	7,755	4.23
						15,620	15,782	8.60

Building Products
Global Integrated Flooring Systems Inc. (Camino Systems, Inc.), Revolver	2.02%	8.25%	10.27%	2/15/2023	43	43	42	0.02
Global Integrated Flooring Systems Inc. (Camino Systems, Inc.), Term Loan**	1.99%	8.25%	10.24%	2/15/2023	8,775	8,613	8,610	4.69
						8,656	8,652	4.71

Chemicals
Aristech Surfaces LLC, Term Loan B*	2.06%	7.00%	9.06%	10/17/2019	9,097	9,056	9,046	4.93
Profusion Industries, LLC, Term Loan*⁽⁵⁾	2.00%	12.25%	14.25%	6/19/2020	9,270	9,188	4,635	2.53
						18,244	13,681	7.46

Commercial Services and Supplies
Del Mar Recovery Solutions, Inc., Term Loan**	2.10%	8.50%	10.60%	6/27/2021	7,726	7,645	7,572	4.13
DMT Solutions Global Corporation (Pitney Bowes), Term Loan*	2.09%	7.00%	9.09%	7/2/2024	7,293	7,075	7,074	3.85
Interior Logic Group, Term Loan*	2.09%	4.00%	6.09%	5/31/2025	6,527	6,495	6,527	3.56
Staples, Inc., Term Loan*	2.36%	4.00%	6.36%	9/12/2024	2,000	1,947	1,972	1.07
USAGM Holdco, LLC, Initial Term Loan (First Lien)*	2.09%	3.75%	5.84%	7/28/2022	997	988	981	0.53
VIP Cinema Holdings, Inc., Term Loan*	2.34%	6.00%	8.34%	3/1/2023	1,484	1,479	1,494	0.81
						25,629	25,620	13.95

Construction and Engineering
QualTek USA, LLC, Term Loan**	1.99%	8.00%	9.99%	11/30/2020	9,054	8,927	9,054	4.93
						8,927	9,054	4.93

Containers and Packaging
Klockner Pentaplast of America, Inc., Term Loan*	2.09%	4.25%	6.34%	6/30/2022	997	971	953	0.52
						971	953	0.52

Diversified Financial Services
PlanMember Financial Corporation, Term Loan*⁽¹⁾	3.00%	5.00%	8.00%	12/31/2020	1,041	1,033	1,030	0.56
						1,033	1,030	0.56

Diversified Telecommunication Services
Fusion Connect, Inc., Term Loan B*⁽¹⁾	2.36%	7.50%	9.86%	5/4/2023	7,423	7,136	7,108	3.87
Onvoy, LLC, Term Loan*	2.33%	4.50%	6.83%	2/10/2024	2,999	2,990	2,891	1.58
U.S. Telepacific Corp., Term Loan B*	2.33%	5.00%	7.33%	5/2/2023	7,731	7,672	7,591	4.14
						17,798	17,590	9.59

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2018 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Electrical Equipment
Luminii LLC, Term Loan*	2.34%	6.25%	8.59%	4/11/2023	7,299	$7,227	$7,227	3.94%
						7,227	7,227	3.94

Food Products
Diamond Crystal Brands, Inc., Term Loan**	2.34%	9.75%	12.09%	7/29/2021	5,460	5,425	5,460	2.97
Gold Coast Bakeries, LLC, Term Loan**	2.09%	5.75%	7.84%	9/27/2022	9,430	9,330	8,958	4.88
Gold Coast Bakeries, LLC, Revolver*	2.33%	5.75%	8.08%	9/27/2022	594	594	594	0.32
Specialty Bakers LLC, Term Loan*⁽⁴⁾	1.99%	7.72%	9.71%	8/7/2019	9,346	9,301	9,342	5.09
						24,650	24,354	13.26

Healthcare Equipment and Services
AC Merger Sub, Inc. (Analogic), Term Loan*	2.08%	6.00%	8.08%	6/22/2024	8,582	8,497	8,497	4.63
ActivStyle, Inc., Term Loan***	2.31%	7.50%	9.81%	7/9/2020	10,474	10,397	10,474	5.71
Aurora Diagnostics, LLC, Delayed Draw Term Loan*	2.36%	7.13%	9.49%	7/31/2019	850	849	850	0.46
Aurora Diagnostics, LLC, Delayed Draw Term Loan B*	2.36%	7.13%	9.49%	7/31/2019	598	597	598	0.33
Aurora Diagnostics, LLC, Delayed Draw Term Loan C*	2.36%	7.13%	9.49%	7/31/2019	1,056	1,045	1,056	0.58
Aurora Diagnostics, LLC, Delayed Draw Term Loan D	2.35%	7.13%	9.48%	7/31/2019	173	172	173	0.09
Aurora Diagnostics, LLC, Revolver*	2.36%	7.13%	9.49%	7/31/2019	799	799	799	0.44
Aurora Diagnostics, LLC, Term Loan*	2.36%	7.13%	9.49%	7/31/2019	5,328	5,316	5,328	2.90
Community Care Health Network, LLC, Term Loan*	2.17%	4.75%	6.92%	2/16/2025	1,400	1,396	1,406	0.77
LifeScan Global Corp., Term Loan*	2.32%	6.00%	8.32%	9/1/2025	1,954	1,910	1,890	1.03
Maxor Acquisition, Inc., Term Loan*	2.33%	6.00%	8.33%	11/22/2023	8,990	8,909	8,907	4.85
RCS Management Corporation (SMS), Term Loan B**	2.07%	10.50%	12.57%	7/29/2018	9,500	9,493	9,500	5.18
Theragenics Corporation, Term Loan**	2.34%	12.00%	14.34%	12/23/2020	10,357	10,239	10,357	5.64
						59,619	59,835	32.61

Hotels, Restaurants and Leisure
AP Gaming I, LLC, Term Loan B*	2.09%	4.25%	6.34%	2/15/2024	9,900	9,879	9,954	5.42
Bravo Brio Restaurant Group, Inc., Term Loan*⁽⁴⁾	2.10%	6.55%	8.65%	5/24/2023	8,302	8,180	8,180	4.46
CircusTrix Holdings, LLC, Term Loan B*	2.09%	5.50%	7.59%	12/16/2021	6,016	5,961	5,961	3.25
HRI Holding Corp. (Houlihans Restaurants), Term Loan*	2.10%	6.25%	8.35%	12/17/2020	6,438	6,372	6,117	3.33
						30,392	30,212	16.46

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2018 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Household Products and Durables
Brown Jordan International Inc., Term Loan*	2.33%	5.00%	7.33%	1/31/2023	5,786	$5,751	$5,772	3.14%
CR Brands, Inc., Term Loan*⁽³⁾	1.99%	9.25% Cash + 2.00% PIK	13.24%	7/31/2018	9,825	9,837	9,825	5.35
Innocor, Inc. (Comfort Holding, LLC), Term Loan*	2.06%	4.75%	6.81%	2/3/2024	997	977	954	0.52
Lexmark Carpet Mills, Inc., Term Loan*⁽³⁾	2.31%	10.00% Cash + 1.00% PIK	13.31%	12/19/2019	8,479	8,418	8,479	4.62
NBG Acquisition Inc., Term Loan*	2.45%	5.50%	7.95%	4/26/2024	5,258	5,189	5,231	2.85
University Furnishings, L.P., Term Loan***⁽⁴⁾	1.90%	7.50%	9.40%	10/13/2022	9,500	9,392	9,500	5.18
						39,564	39,761	21.66

Internet Software and Services
Aptos, Inc., Term Loan B*	2.09%	6.75%	8.84%	9/1/2022	8,843	8,720	8,843	4.82
Corel Corporation, Term Loan*⁽¹⁾	2.32%	5.00%	7.32%	6/4/2024	5,470	5,416	5,483	2.99
Dodge Data & Analytics LLC, Term Loan*	2.31%	8.75%	11.06%	10/31/2019	8,367	8,322	8,322	4.53
Emtec Global Services Holdings, LLC, Revolver⁽³⁾	1.98%	14.25%	16.23% PIK	11/30/2020	402	410	402	0.22
Emtec Global Services Holdings, LLC, Term Loan**⁽³⁾	1.98%	14.25%	16.23% PIK	11/30/2020	3,365	3,347	3,365	1.83
Exela Intermediate LLC, Term Loan*⁽¹⁾	2.33%	7.50%	9.83%	7/12/2023	5,458	5,374	5,450	2.97
LANDesk Group, Inc., Term Loan*	2.10%	4.25%	6.35%	1/20/2024	2,713	2,700	2,684	1.46
Lionbridge Technologies, Inc., Term Loan*	2.09%	5.50%	7.59%	2/28/2024	3,236	3,235	3,228	1.76
Newscycle Solutions, Inc., Delayed Draw Term Loan	1.98%	7.00%	8.98%	12/29/2022	812	812	797	0.43
Newscycle Solutions, Inc., Revolver	2.10%	7.00%	9.10%	12/29/2022	219	219	216	0.12
Newscycle Solutions, Inc., Term Loan*	2.09%	7.00%	9.09%	12/29/2022	8,880	8,720	8,717	4.75
RA Outdoors LLC (Active Network), Term Loan*	2.09%	4.75%	6.84%	9/11/2024	7,923	7,850	7,849	4.28
Vero Parent, Inc. (fka Syncsort Incorporated), Initial Term Loan (First Lien)*	2.09%	5.00%	7.09%	8/16/2024	8,933	8,828	8,938	4.87
						63,953	64,294	35.03

Leisure Products
Bass Pro Group, LLC, Initial Term Loan*	2.09%	5.00%	7.09%	9/25/2024	5,707	5,672	5,710	3.11
Confluence Outdoor, LLC, Delayed Draw Term Loan*	2.00%	8.75%	10.75%	4/18/2019	955	952	860	0.47
Confluence Outdoor, LLC, Term Loan*	2.00%	8.75%	10.75%	4/18/2019	6,368	6,350	5,731	3.12
Playpower, Inc., Initial Term Loan (First Lien)*	2.33%	4.75%	7.08%	6/23/2021	952	949	952	0.52
						13,923	13,253	7.22

Media
Project Sunshine IV Pty Ltd, 2017 Incremental Term Loan*⁽¹⁾	2.09%	7.00%	9.09%	8/22/2022	5,508	5,440	5,508	3.00
						5,440	5,508	3.00

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2018 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Pharmaceuticals
Akorn, Inc., Loan*⁽¹⁾	2.13%	4.75%	6.88%	4/16/2021	2,000	$1,961	$1,955	1.07%
RiteDose Holdings I, Inc., Term Loan*	2.31%	6.50%	8.81%	9/13/2023	8,017	7,913	7,910	4.31
						9,874	9,865	5.38

Professional Services
Censeo Health LLC (Chloe Ox Parent, LLC), Term Loan*	2.33%	4.50%	6.83%	12/21/2024	1,885	1,867	1,885	1.03
						1,867	1,885	1.03

Technology Hardware, Storage and Peripherals
Elo Touch Solutions, Inc., Term Loan B*	2.13%	6.00%	8.13%	10/31/2023	5,172	5,126	5,211	2.84
Table Top Media, LLC, Lease**	N/A	10.00%	10.00%	10/15/2019	2,015	2,010	2,014	1.10
						7,136	7,225	3.94

Textiles, Apparel and Luxury Goods
Camuto Group LLC, Revolver*	4.75%	2.50%	7.25%	4/20/2019	8,900	8,644	8,642	4.71
Triangle Home Fashions, LLC, Term Loan**⁽⁴⁾	2.10%	6.83%	8.93%	3/9/2023	10,500	10,328	10,326	5.63
						18,972	18,968	10.34

Trading Companies and Distributors
Sprint Industrial Holdings, LLC, Term Loan (First Lien)*	2.33%	5.75%	8.08%	5/14/2019	4,700	4,695	4,535	2.47
						4,695	4,535	2.47

Transportation Services
PS Holdco, LLC, Term Loan*	2.05%	5.25%	7.30%	3/13/2025	2,220	2,209	2,231	1.22
Sirva Worldwide, Term Loan*	2.33%	6.50%	8.83%	11/22/2022	5,421	5,322	5,421	2.95
						7,531	7,652	4.17

Total Debt Investments						$397,413	$392,664	213.95%

Financial Assets
Diversified Financial Services
GLC Trust 2013-2 Consumer Loan Pool⁽¹⁾⁽⁶⁾	N/A	N/A	N/A	N/A	987	$987	$939	0.51%
						987	939	0.51

Total Financial Assets						$987	$939	0.51%
See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2018 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Unfunded Commitments
Building Products
Global Integrated Flooring Systems Inc. (Camino Systems, Inc.), Revolver	N/A	0.75%	0.75%	2/15/2023	7	$—	$—	—%
						—	—	—

Commercial Services and Supplies
Del Mar Recovery Solutions, Inc., Revolver	N/A	0.75%	0.75%	6/27/2021	990	(10)	—	—
						(10)	—	—

Electrical Equipment
Luminii LLC, Revolver*⁽⁷⁾	N/A	0.50%	0.50%	4/11/2023	515	—	(5)	—
						—	(5)	—

Food Products
Gold Coast Bakeries, LLC, Revolver*	N/A	0.50%	0.50%	9/27/2022	990	—	—	—
						—	—	—

Healthcare Equipment and Services
AC Merger Sub, Inc. (Analogic), Revolver*⁽⁷⁾	N/A	0.50%	0.50%	6/22/2024	318	—	(3)	—
Aurora Diagnostics, LLC, Delayed Draw Term Loan D	N/A	3.00%	3.00%	7/31/2019	504	(11)	—	—
Aurora Diagnostics, LLC, Revolver*	N/A	0.38%	0.38%	7/31/2019	221	(2)	—	—
Maxor Acquisition, Inc., Revolver*⁽⁷⁾	N/A	0.50%	0.50%	11/22/2022	585	(5)	(5)	—
						(18)	(8)	—

Internet Software and Services
Emtec Global Services Holdings, LLC, Revolver	N/A	0.00%	0.00%	11/30/2020	194	(11)	—	—
Newscycle Solutions, Inc., Revolver⁽⁷⁾	N/A	0.50%	0.50%	12/29/2022	466	(12)	(9)	—
						(23)	(9)	—

Pharmaceuticals
RiteDose Holdings I, Inc., Revolver*⁽⁷⁾	N/A	0.50%	0.50%	9/13/2023	537	(7)	(7)	—
						(7)	(7)	—

Total Unfunded Commitments						$(58)	$(29)	0.00%

Total Non-Control/Non-Affiliate Investments						$402,893	$399,175	217.51%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2018 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Affiliate Investments
Investments - United States
Common Equity
Oil, Gas and Consumable Fuels
Cochon – MWS Holdings LLC (fka Rooster Energy Ltd.), Common	N/A	N/A	N/A	N/A	99	$4,112	$2,698	1.47%
						4,112	2,698	1.47

Total Common Equity						$4,112	$2,698	1.47%

Total Non-Control/Affiliate Investments						$4,112	$2,698	1.47%

Total Investments - United States						$407,005	$401,873	218.98%

*	Denotes that all or a portion of the investment is held as collateral by Garrison Funding 2016-2 Ltd.
**	Denotes that all or a portion of the loan is held by Garrison Capital SBIC LP.
***	Denotes that all or a portion of the loan is held as collateral by both Garrison Funding 2016-2 Ltd. and Garrison Capital SBIC LP.

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

(1)

Not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”).  Under the 1940 Act, Garrison Capital Inc. (the “Company”) may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2018, 93.7% of the Company’s assets were qualifying assets.

(2)	Net of a profits interest payable to a third party upon any subsequent sales of Prosper Marketplace Series B Preferred Stock.
(3)	Interest is payable in cash, and/or payment-in-kind (“PIK”), or a combination thereof.
(4)

In addition to the interest earned on the stated base rate and spread of this investment, the Company received additional interest during the six months ended June 30, 2018 due to an arrangement between the Company and certain other lenders to the portfolio company. The additional interest received during the quarter has been annualized and included in the spread disclosed for this investment.

(5)	Investment is currently not income producing and placed on non-accrual status.
(6)

GLC Trust 2013-2 includes 366 small balance consumer loans with an average par of $2,697, a weighted average rate of 15.96% and a weighted average maturity of March 17, 2019. See Note 3 for additional information. See Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 for detail on underlying loans.

(7)	The negative fair value is the result of the unfunded commitments being valued below par. These amounts may or may not be funded to the borrowing party currently or in the future.

See accompanying notes to consolidated financial statements.

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

All debt investments were income producing as of June 30, 2018, unless otherwise noted. Common and preferred equity investments are not income-producing unless otherwise noted.

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

All debt investments were income producing as of December 31, 2017, unless otherwise noted. Common and preferred equity investments are not income-producing unless otherwise noted.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

($ in thousands, except share and per share amounts)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Investment income
Interest income
Non-control/non-affiliate investments	$8,832	$8,130	$17,192	$16,285
Non-control/affiliate investments	—	—	—	148
Payment-in-kind	80	423	1,299	696
Other income	776	481	1,418	899
Total investment income	9,688	9,034	19,909	18,028

Expenses
Interest expense	2,750	2,152	5,304	4,262
Management fee	1,519	1,438	3,011	3,049
Incentive fee	—	—	—	—
Professional fees	298	22	592	342
Directors' fees	77	77	153	159
Administrator expenses	293	365	591	589
Other expenses	360	456	946	1,129
Total expenses	5,297	4,510	10,597	9,530
Management fee waived	—	(80)	-	(310)
Net expenses	5,297	4,430	10,597	9,220
Net investment income before excise taxes	4,391	4,604	9,312	8,808
Excise tax expense/(benefit)	7	17	13	34
Net investment income	4,384	4,587	9,299	8,774

Realized and unrealized gain/(loss) on investments
Net realized gain on investments
Non-control/non-affiliate investments	317	399	(259)	603
Non-control/affiliate investments	—	—	—	—
Net change in unrealized loss on investments
Non-control/non-affiliate investments	(444)	(2,929)	(2,755)	(8,040)
Non-control/affiliate investments	(1,413)	18	(1,413)	(3,251)
Net realized and unrealized loss on investments	(1,540)	(2,512)	(4,427)	(10,688)

Net increase/(decrease) in net assets resulting from operations	$2,844	$2,075	$4,872	$(1,914)

Net investment income per common share	$0.27	$0.29	$0.58	$0.55
Net increase/(decrease) in net assets resulting from operations per common share	$0.18	$0.13	$0.31	$(0.11)
Basic weighted average common shares outstanding	16,049,352	16,049,352	16,049,352	16,049,352

Dividends and distributions declared per common share	$0.28	$0.28	$0.56	$0.56

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

($ in thousands, except share and per share amounts)

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017

Increase/(decrease) in net assets from operations:
Net investment income	$9,299	$8,774
Net realized (loss)/gain on investments	(259)	603
Net change in unrealized loss on investments	(4,168)	(11,291)
Net increase/(decrease) in net assets resulting from operations	4,872	(1,914)

Dividends and distributions to stockholders:
From net investment income	(8,988)	(8,987)
Total dividends and distributions to stockholders	(8,988)	(8,987)

Total decrease in net assets	(4,116)	(10,901)
Net assets at beginning of period	187,658	199,408
Net assets at end of period	$183,542	$188,507
Net asset value per share	$11.44	$11.75
Shares of common stock outstanding at end of period	16,049,352	16,049,352

Underdistributed net investment income included in net assets	$4,618	$4,952

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

($ in thousands, except share and per share amounts)

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities
Net increase/(decrease) in net assets resulting from operations	$4,872	$(1,914)
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by operating activities:
Net accretion of discounts on investments	(625)	(672)
Net realized loss/(gain) on investments	259	(603)
Amortization of deferred debt issuance costs and discounts on notes payable	220	205
Net change in unrealized loss on investments	4,168	11,291
Payment-in-kind interest	(564)	(696)
Purchases of investments	(121,912)	(72,790)
Paydowns of investments	110,136	79,814
Sales of investments	1,395	419
Changes in operating assets and liabilities:
(Increase)/decrease in due from counterparties	(266)	2,083
Decrease in due from affiliates	509	—
Decrease in accrued interest receivable	719	1,297
Decrease in other assets	384	223
Increase in due to counterparties	18,726	5,061
Increase in payables to affiliates	822	1,415
Increase in accrued interest payable	326	83
Decrease in accrued expenses and other payables	(107)	(374)
Net cash provided by operating activities	19,062	24,842

Cash flows from financing activities
Distributions paid to stockholders	(8,988)	(8,987)
Payments for financing costs	(247)	—
Repayment of senior secured revolving note	(5,700)	—
Repayment of GLC Trust 2013-2 Class A note	—	(3,255)
Proceeds from Garrison SBIC borrowings	10,200	—
Net cash used in financing activities	(4,735)	(12,242)

Net increase in cash and restricted cash	14,327	12,600
Cash and restricted cash at beginning of period	19,516	22,946
Cash and restricted cash at end of period	$33,843	$35,546

Supplemental disclosure of cash flow information
Cash paid for interest expense	$5,005	$3,953
Supplemental disclosure of non-cash activities
Restructuring of portfolio investment	$4,112	$—

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

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

2. Significant Accounting Policies and Recent Updates

Basis of Presentation

The Company is an investment company as defined in the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services —  Investment Companies (“ASC Topic 946”).

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

June 30, 2018

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

Cash and Cash Equivalents

As of June 30, 2018 and December 31, 2017, cash held in designated bank accounts with Deutsche Bank Trust Company Americas (the “Custodian”) was $21.4 million and $13.8 million, respectively. Cash held in designated bank accounts with other major financial institutions was $0.6 million and $1.1 million as of June 30, 2018 and December 31, 2017, respectively. At times, these balances may exceed federally insured limits and this potentially subjects the Company to a concentration of credit risk. The Company believes it is not exposed to any significant credit risk associated with the Custodian.

The Company defines cash equivalents as highly liquid financial instruments with original maturities of three months or less, including those held in overnight sweep bank deposit accounts. As of both June 30, 2018 and December 31, 2017, the Company held no cash equivalents.

Cash and Cash Equivalents, Restricted

As of both June 30, 2018 and December 31, 2017, restricted cash was held by GF 2016-2 in designated bank accounts with the Custodian. GF 2016-2 is required to use a portion of its cash to pay interest expense, reduce borrowings at the end of the investment period and to pay other amounts in accordance with the terms of the indenture governing the 2016-2 CLO, as defined in Note 4. As a result, funds held by GF 2016-2 are not available for general use by the Company.

As of both June 30, 2018 and December 31, 2017, the Company held no restricted cash equivalents.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

2. Significant Accounting Policies and Recent Updates  – (continued)

Investment Transactions and Related Investment Income and Expense

The Company records its investment transactions on a trade date basis, which is the date when management has determined that all material legal terms have been contractually defined for the transactions. These transactions may settle on a subsequent date depending on the transaction type. Any amounts related to purchase, sale and principal paydowns that have traded, but not settled, are reflected as either a due to counterparty or due from counterparty on our consolidated statements of financial condition. All related revenue and expenses attributable to these transactions are reflected on the consolidated statements of operations commencing on the trade date unless otherwise specified by the transaction documents. Realized gains and losses on investment transactions are recorded using the specific identification method.

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

The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. As of both June 30, 2018 and December 31, 2017, the Company had one investment that was on non-accrual status.

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

June 30, 2018

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

June 30, 2018

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

June 30, 2018

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

June 30, 2018

2. Significant Accounting Policies and Recent Updates  – (continued)

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017 08”). ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium. The amortization period will be shortened for the premium to the earliest call date. This new guidance is effective for annual and interim periods beginning on or after December 15, 2018 and for interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2017-08 in the first quarter of 2018 and it did not have a material impact on our consolidated financial statements.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

3. Investments

As of June 30, 2018, we held investments in 71 portfolio companies with a fair value of $401.9 million, a weighted average yield on debt investments measured at current fair value of 9.7% and a weighted average contractual maturity of 45 months. Weighted average yield measured at current fair value is calculated based on the interest expected to be received using the current all-in interest rate, contractual maturity date and the current fair value of the investment as of the balance sheet date.

The composition of the Company’s portfolio by industry at fair value as of June 30, 2018 and December 31, 2017 was as follows:

	Fair Value of Investments
Industry ($ in thousands)	As of June 30, 2018		As of December 31, 2017
Internet Software and Services	$64,285	16.0%	$53,510	13.5%
Healthcare Equipment and Services	61,221	15.2	44,362	11.2
Household Products and Durables	41,758	10.4	41,018	10.4
Hotels, Restaurants and Leisure	30,212	7.5	16,407	4.2
Commercial Services and Supplies	26,230	6.5	19,257	4.9
Food Products	24,354	6.1	21,520	5.5
Textiles, Apparel and Luxury Goods	18,968	4.7	7,208	1.8
Diversified Telecommunication Services	17,590	4.4	8,246	2.1
Auto Components	15,782	3.9	17,179	4.4
Chemicals	13,681	3.4	17,957	4.5
Leisure Products	13,253	3.3	21,661	5.5
Pharmaceuticals	9,858	2.5	7,933	2.0
Building Products	9,612	2.4	10,229	2.6
Construction and Engineering	9,054	2.3	9,128	2.3
Transportation Services	7,652	1.9	10,739	2.7
Technology Hardware, Storage and Peripherals	7,225	1.8	9,097	2.3
Electrical Equipment	7,222	1.8	-	-
Media	5,508	1.4	8,569	2.2
Trading Companies and Distributors	4,535	1.1	4,359	1.1
Aerospace and Defense	3,769	0.9	8,203	2.1
Oil, Gas and Consumable Fuels	2,698	0.7	9,840	2.5
Diversified Financial Services	2,609	0.6	3,745	0.9
Air Freight and Logistics	1,959	0.5	19,432	4.9
Professional Services	1,885	0.5	1,889	0.5
Containers and Packaging	953	0.2	-	-
Retailing	-	-	9,000	2.3
Machinery	-	-	8,200	2.1
Metals and Mining	-	-	6,042	1.5
	$401,873	100.0%	$394,730	100.0%

Refer to the consolidated schedules of investments for a detailed disaggregation of the Company’s investments by industry.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

3. Investments – (continued)

The following tables summarize the valuation of the Company’s investments measured at fair value based on the fair value hierarchy, as detailed in Note 2, as of both June 30, 2018 and December 31, 2017:

	As of June 30, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Investments(1)	$—	$—	$392,635	$392,635
Preferred Equity Investment	—	—	640	640
Common Equity Investments	—	—	7,659	7,659
Financial Assets	—	—	939	939
	$—	$—	$401,873	$401,873

(1)	Included in senior secured investments are loans structured as first lien, last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.

	As of December 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Investments(1)	$—	$—	$387,480	$387,480
Preferred Equity Investment	—	—	640	640
Common Equity Investments	—	—	4,584	4,584
Financial Assets	—	—	2,026	2,026
	$—	$—	$394,730	$394,730

(1)	Included in senior secured investments are loans structured as first lien, last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.

The net change in unrealized loss attributable to the Company’s Level 3 assets for the six months ended June 30, 2018 included in the net change in unrealized loss on investments in the Company’s consolidated statement of operations was $4.2 million. The net change in unrealized loss attributable to the Company’s Level 3 assets for the six months ended June 30, 2017 included in the net change in unrealized gain on investments in the Company’s consolidated statement of operations was $11.3 million.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

3. Investments – (continued)

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the six months ended June 30, 2018:

	Six Months Ended June 30, 2018
	Senior Secured	Preferred Equity	Common Equity	Financial
($ in thousands)	Investments	Investments	Investments	Assets	Total
Fair value, beginning of period	$387,480	$640	$4,584	$2,026	$394,730
Total net realized and unrealized (loss)/gain on investments(1)	(3,386)	—	(1,037)	(4)	(4,427)
Total net accretion of discounts on investments	625	—	—	—	625
Purchases/issuances(2)	118,364	—	4,112	—	122,476
Sales	(1,395)	—	—	—	(1,395)
Paydowns(2)	(109,053)	—	—	(1,083)	(110,136)
Fair value, end of period	$392,635	$640	$7,659	$939	$401,873

(1)

Net change in unrealized loss on investments attributable to our Level 3 assets still held as of June 30, 2018 totaled $4.4 million and consisted of the following: Net unrealized losses on Senior Secured Investments and Common Equity Investments of $3.5 million and $1.0 million, respectively. These were offset by unrealized gains of $0.1 million on our portfolio of Financial Assets.

(2)	Includes non-cash restructurings of portfolio investments of $4.1 million. There were no transfers of investments between levels for the six months ended June 30, 2018.

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the six months ended June 30, 2017:

	Six Months Ended June 30, 2017
	Senior Secured	Preferred Equity	Common Equity	Financial
($ in thousands)	Investments	Investments	Investments	Assets	Total
Fair value, beginning of period	$363,960	$2,086	$3,902	$6,756	$376,704
Total net realized and unrealized (loss)/gain on investments(1)	(10,144)	(864)	483	(163)	(10,688)
Total net accretion of discounts on investments	672	—	—	—	672
Purchases/issuances(2)	73,486	—	—	—	73,486
Sales	(419)	—	—	—	(419)
Paydowns(2)	(76,920)	—	—	(2,894)	(79,814)
Fair value, end of period	$350,635	$1,222	$4,385	$3,699	$359,941

(1)

Net change in unrealized loss on investments attributable to our Level 3 assets still held at June 30, 2017 totaled $10.8 million, consisting of the following: Senior Secured Investments of $10.5 million, Preferred Equity Investments of $0.9 million, offset by unrealized gains on Common Equity Investments of $0.5 million and Financial Assets of $0.1 million.

(2)	There were no non-cash restructuring of portfolio investments or transfers of investments between levels for the six months ended June 30, 2017.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

3. Investments – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at June 30, 2018:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range				Weighted
($ in thousands)	June 30, 2018	Technique	Input	Low		High		Average
Senior Secured Investments	$392,635	Comparable yield approach	Market rate(1)	6.1%		24.9%		9.5%
		Market comparable companies	EBITDA multiple(4)	2.0	x	13.8	x	6.4	x

Equity Investments(2)	8,299	Market comparable companies	EBITDA multiple	6.0	x	9.0	x	6.5	x
			Origination fees multiple	3.4	x	3.4	x	3.4	x
			Recovery Rate	60.9%		84.7%		66.8%
		Discounted cash flows	Discount rate	10.0%		15.0%		12.1%

Financial Assets(3)	939	Discounted cash flows	Interest rate	9.8%		29.7%		16.0%
			Conditional prepayment rate	0.0%		16.7%		15.7%
			Cumulative default rate	0.0%		19.0%		13.9%
			Discount rate	7.0%		7.0%		7.0%
Total	$401,873

(1)

Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

(2)	Includes preferred and common equity.
(3)

Financial Assets are valued by the level of risk associated with the underlying loans measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, the borrower’s credit score obtained from an official credit reporting agency at origination, debt-to-income ratios at origination, information from the borrower’s credit report at origination, as well as the borrower’s self-reported income range, occupation and employment status at origination. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of June 30, 2018, 10.0%, 40.5%, 38.1%, 9.7%, 1.7% and 0.0% of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively. See Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 for detail on the underlying loans.

(4)

Excludes non-operating portfolio companies, which we define as being collateralized by proved developed producing (“PDP”) value, real estate or other hard assets. PDPs are proven commodity revenues that can be produced with existing wells. As of June 30, 2018, our portfolio included non-operating portfolio companies of $48.6 million and $48.4 million of par value and fair value, respectively, which were excluded.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

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
(4)

Financial Assets are valued by the level of risk associated with the underlying loans measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, the borrower’s credit score obtained from an official credit reporting agency at origination, debt-to-income ratios at origination, information from the borrower’s credit report at origination, as well as the borrower’s self-reported income range, occupation and employment status at origination. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of December 31, 2017, 11.9%, 38.1%, 38.6%, 9.4%, 2.0% and 0.0%, of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively. See Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for detail on the underlying loans.

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

June 30, 2018

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

The terms of the Debt Investments may provide for us to extend to a borrower additional credit or provide funding for any unfunded portion of such Debt Investments at the request of the borrower. This exposes us to potential liabilities that are not reflected on the consolidated statements of financial condition. As of June 30, 2018 and December 31, 2017, the Company had $5.3 million and $8.7 million of unfunded commitments, respectively.

4. Financing

As of June 30, 2018, the total carrying value of the Company’s aggregate debt outstanding was $236.9 million with a weighted average effective interest rate of 4.8% and a weighted average stated maturity date of July 19, 2027. The Company’s debt outstanding as of June 30, 2018 was comprised of notes issued by GF 2016-2 and Garrison SBIC borrowings.

The table below provides additional details of the Company’s outstanding debt by type and tranche of debt, including the weighted average interest rates and the weighted average effective interest rates, inclusive of the effects of deferred debt issuance costs, as of June 30, 2018:

June 30, 2018 ($ in thousands)	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate	Effective Interest Rate	Rating(1)	Stated Maturity(4)
2016-2 CLO Secured Notes:
Class A-1R Notes	$14,000	$14,000	LIBOR + 2.20%(2)	4.62%	AAA(sf)	9/29/2027
Class A-1F Notes	24,734	25,000	3.41%	3.55%	AAA(sf)	9/29/2027
Class A-1T Notes	87,094	88,150	LIBOR + 2.20%	4.69%	AAA(sf)	9/29/2027
Class A-2 Notes	20,383	20,700	LIBOR + 3.15%	5.70%	AA(sf)	9/29/2027
Class B Notes	20,971	21,450	LIBOR + 4.00%	6.66%	A (sf)	9/29/2027
Class C Notes	11,433	11,700	LIBOR + 6.00%	8.69%	BBB(sf)	9/29/2027
Subtotals / weighted averages	178,615	181,000	4.94%	5.13%		9/29/2027
Garrison SBIC Borrowings:
SBIC 2018-10 A	22,241	23,000	3.53%(3)	3.95%	N/A	3/1/2028
SBIC 2017-10 A	6,776	6,980	3.47%(3)	3.87%	N/A	3/1/2027
SBIC 2016-10 B	3,225	3,320	2.79%(3)	3.19%	N/A	9/1/2026
SBIC 2016-10 A	12,361	12,700	3.25%(3)	3.65%	N/A	3/1/2026
SBIC 2015-10 B	13,650	14,000	3.57%(3)	3.97%	N/A	9/1/2025
Subtotals / weighted averages	58,253	60,000	3.43%	3.84%		12/16/2026

Totals / weighted averages	$236,868	$241,000	4.57%	4.81%		7/19/2027

(1)	Represents an S&P rating as of the closing of GF 2016-2’s $300.0 million collateralized loan obligation (the “2016-2 CLO”).
(2)	May bear interest at either the CP Rate (as defined in the governing indenture) or LIBOR.
(3)	Represents the stated interest rate and annual charge of our debentures guaranteed by the U.S. Small Business Administration (the “SBA”).
(4)

The indenture governing the 2016-2 CLO permits the repricing or refinancing of the secured notes issued as part of the 2016-2 CLO which may result in the actual maturity of the existing notes occurring prior to their stated maturity.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

4. Financing  – (continued)

The table below provides additional details of the Company’s outstanding debt by type and tranche of debt, including the weighted average interest rates and the weighted average effective interest rates, inclusive of the effects of deferred debt issuance costs, as of December 31, 2017:

December 31, 2017 ($ in thousands)	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate	Effective Interest Rate	Rating(1)	Stated Maturity
2016-2 CLO Secured Notes:
Class A-1R Notes	$19,700	$19,700	LIBOR + 2.20%(2)	3.73%	AAA(sf)	9/29/2027
Class A-1F Notes	24,722	25,000	3.41%	3.55%	AAA(sf)	9/29/2027
Class A-1T Notes	87,046	88,150	LIBOR + 2.20%	3.79%	AAA(sf)	9/29/2027
Class A-2 Notes	20,369	20,700	LIBOR + 3.15%	4.79%	AA(sf)	9/29/2027
Class B Notes	20,951	21,450	LIBOR + 4.00%	5.75%	A (sf)	9/29/2027
Class C Notes	11,423	11,700	LIBOR + 6.00%	7.78%	BBB(sf)	9/29/2027
Subtotals / weighted averages	184,211	186,700	4.16%	4.34%		9/29/2027
Garrison SBIC Borrowings:
SBIC 2017-10 A	6,766	6,980	3.47%(3)	3.87%	N/A	3/1/2027
SBIC 2016-10 B	3,220	3,320	2.79%(3)	3.19%	N/A	9/1/2026
SBIC 2016-10 A	12,343	12,700	3.25%(3)	3.65%	N/A	3/1/2026
SBIC 2015-10 B	13,629	14,000	3.57%(3)	3.97%	N/A	9/1/2025
SBIC Interim Financing	12,362	12,800	LIBOR + 0.65%(4)	2.74%	N/A	3/21/2018
Subtotals / weighted averages	48,320	49,800	3.10%	3.51%		2/26/2024

Totals / weighted averages	$232,531	$236,500	3.93%	4.16%		12/27/2026

(1)	Represents an S&P rating as of the closing of the 2016-2 CLO.
(2)	May bear interest at either the CP Rate (as defined in the governing indenture) or LIBOR.
(3)	Represents the stated interest rate and annual charge of our SBA-guaranteed debentures.
(4)

These interim financings bore an interest rate of three month LIBOR + 0.65%, which was comprised of a weighted average annual charge of 0.35% and a spread of 0.30%. These interim financings had a maturity date of March 21, 2018, upon which they were pooled into ten year SBA-guaranteed debentures.

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing (other than the SBA debentures of Garrison SBIC, as permitted by exemptive relief which has been granted by the Securities and Exchange Commission (the “SEC”)). As of June 30, 2018 and December 31, 2017, the Company’s asset coverage for borrowed amounts was 201.4% and 200.5%, respectively. As a result of the aforementioned asset coverage requirement, the Company’s total leverage capacity of the Class A-1R Notes under the 2016-2 CLO has been reduced from $25.0 million to $16.5 million and $20.7 million as of June 30, 2018 and December 31, 2017, respectively.

On March 28, 2018, the Board, including a “required majority” as defined in the 1940 Act, approved the application of the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act, to the Company. As a result, effective as of March 28, 2019, subject to compliance with certain disclosure requirements and provided such approval is not later rescinded, the asset coverage requirements applicable to the Company under the 1940 Act will be reduced to 150%.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

4. Financing  – (continued)

On June 25, 2018, the Board also provided its unanimous consent and recommendation that the stockholders vote in favor of the application of the reduced asset coverage requirements contained in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act, to the Company. As a result, subject to stockholder approval, the Company would be permitted reduce the asset coverage requirement from 200% to 150% (without giving effect to any exemptive relief with respect to SBIC debentures) commencing on the first day after such approval, rather than March 28, 2019.

Collateralized Loan Obligation Financings

On September 29, 2016, GF 2016-2 completed the 2016-2 CLO, the proceeds of which were utilized, along with cash on hand, to refinance notes issued under a previous collateralized loan obligation. The notes offered in the 2016-2 CLO (the “2016-2 Notes”) were issued by GF 2016-2 through a private placement and were comprised of: (i) $25.00 million of AAA(sf) Class A-1R Senior Secured Revolving Floating Rate Notes (“Class A-1R Notes”); (ii) $88.15 million of AAA(sf) Class A-1T Senior Secured Floating Rate Notes (“Class A-1T Notes”); (iii) $25.00 million of AAA(sf) Class A-1F Senior Secured Fixed Rate Notes (“Class A-1F Notes”); (iv) $20.70 million of AA(sf) Class A-2 Senior Secured Floating Rate Notes (“Class A-2 Notes” and collectively with the Class A-1R Notes, the Class A-1T Notes and the Class A-2F Notes, the “Class A Notes”); (v) $21.45 million of A(sf) Class B Secured Deferrable Floating Rate Notes (“Class B Notes”); (vi) $11.70 million of BBB(sf) Class C Secured Deferrable Floating Rate Notes (“Class C Notes” and collectively, the Class A Notes, Class B Notes and Class C Notes are referred to as the “Secured Notes”); and (vii) $108.00 million of subordinated notes (“Subordinated Notes”), which do not have a stated interest rate, are not rated and were retained by GARS. The 2016-2 Notes are scheduled to mature on September 29, 2027, but may be called for redemption at any time after September 29, 2018.

As noted above, subject to the 200% asset coverage limitations currently applicable to the Company under the 1940 Act, the Company had $2.5 million and $1.0 million of available leverage capacity in the Class A-1R Notes under the 2016-2 CLO as of June 30, 2018 and December 31, 2017, respectively. The fair value of the 2016-2 Notes approximated their carrying values on the consolidated statements of financial condition as of June 30, 2018 and December 31, 2017.

The indenture governing the 2016-2 Notes provides that, to the extent cash is available from cash collections, the holders of the 2016-2 Notes are to receive quarterly interest payments on the 20th day or, if not a business day, the next succeeding business day of February, May, August and November of each year until the stated maturity.

Collateralized Loan Obligation Financing Covenants

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

4. Financing  – (continued)

Collateralized Loan Obligation Financings (continued)

Collateralized Loan Obligation Financing Covenants (continued)

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

Furthermore, if under the second coverage test the aggregate principal amount of the collateral loans equals 125.0% or less of the aggregate outstanding principal amount on the Class A-1T Notes and Class A-1R Notes, taken together, and remains so for ten business days, an event of default will be deemed to have occurred. As of June 30, 2018 and December 31, 2017, the trustee for the 2016-2 CLO has asserted that all of the coverage tests were met.

Garrison SBIC Borrowings

On May 29, 2014, Garrison SBIC, which has an investment objective substantially similar to GARS, was formed in accordance with small business investment company (“SBIC”) regulations. Garrison SBIC received a license from the SBA on May 26, 2015. The SBIC license allows Garrison SBIC to obtain SBA-guaranteed debentures in an amount equal to twice its equity capitalization up to $150.0 million of leverage, subject to the issuance of a capital commitments by the SBA and other customary procedures. On June 16, 2015, the SBA issued Garrison SBIC a commitment to provide $35.0 million of leverage and on October 24, 2016 issued a second commitment to provide an additional $35.0 million of leverage.

These SBA-guaranteed debentures are issued bi-annually on pooling dates in March and September of each year. The debentures are non-recourse, interest-only debentures with a 10 year stated maturity, but may be prepaid at any time without penalty. To the extent the debentures are prepaid, they are permanently extinguished and the Company can no longer access those debentures. The interest rate of the debentures is fixed at the time of issuance on each respective pooling date and is based on a coupon rate that equates to a spread over the ten year treasury rate based on market rates at the time of issuance. Interest on the debentures is payable on a semi-annual basis. The SBA issues interim financings to SBICs on non-pooling dates that carry a lower interest rate than the debentures and which mature on the next pooling date to be replaced by new SBA-guaranteed debentures.

The SBA, as a creditor, will have a priority claim to Garrison SBIC’s assets ahead of GARS’ stockholders to the extent Garrison SBIC were to be liquidated, or if the SBA exercises its remedies under the SBA-guaranteed debentures issued to Garrison SBIC, upon an event of default.

As of June 30, 2018, Garrison SBIC had regulatory capital of $36.1 million and total SBIC borrowings outstanding of $60.0 million. The fair value of the SBIC borrowings approximated the carrying value on the consolidated statements of financial condition as of both June 30, 2018 and December 31, 2017. As of June 30, 2018, the Company had $10.0 million of remaining SBIC leverage capacity available.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

4. Financing  – (continued)

GLC Trust 2013-2 Notes

On July 18, 2014, the Company completed a $39.2 million term debt securitization and the notes offered thereby (the “GLC Trust 2013-2 Notes”) were collateralized by a consumer loan portfolio (the “Financial Assets”). The GLC Trust 2013-2 Notes consisted of $36.9 million of Class A Notes (“GLC Trust 2013-2 Class A Notes”) and $2.3 million of Class B Notes (“GLC Trust 2013-2 Class B Notes”). The GLC Trust 2013-2 Class A Notes bore interest at a rate of 3.00%. The Company retained the GLC Trust 2013-2 Class B Notes. The GLC Trust 2013-2 Notes were fully paid down in November 2017, and the GLC Trust entity was dissolved in June 2018.

Deferred Debt Issuance Costs and Original Issue Discounts

In connection with executing or refinancing its various debt facilities, the Company may incur debt issuance costs or issue debt at a price below par, referred to as an original issue discount.  These debt issuance costs and discounts are generally included as a reduction to the carrying amount of the corresponding liability on the consolidated statements of financial condition. However, based on the nature of the debt facilities, costs associated with revolving credit facilities are recorded within the other assets line item on our consolidated statements of financial condition. The costs and discounts are then generally amortized over the stated maturity of the liability.

As of both June 30, 2018 and December 31, 2017, the Company’s debt issuance costs and original issue discounts were generally incurred as a result of the 2016-2 CLO and the Company’s SBIC borrowings. The 2016-2 CLO costs typically represented facility fees, rating agency fees and other legal costs incurred when we refinanced a previous CLO. The SBIC borrowings carry fees that consist of a 1.00% fee on the total commitments received and a 2.00% leverage fee, 0.375% underwriting fee and a 0.05% administrative fee on any SBA borrowings that are drawn.

As of June 30, 2018, $4.4 million of deferred debt issuance costs and discounts on our notes payable remained on our consolidated statements of financial condition and was comprised of $2.5 million related to the 2016-2 CLO and $1.9 million related to the Company’s SBIC borrowings. As of December 31, 2017, $4.4 million of deferred debt issuance costs and discounts on our notes payable remained on our consolidated statements of financial condition and was comprised of $2.7 million related to the 2016-2 CLO and $1.7 million related to the Company’s SBIC borrowings. During both the six months ending June 30, 2018 and 2017, interest expense on our consolidated statements of operations included $0.2 million of amortization related to the debt issuance costs and original issue discounts on our liabilities.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

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

June 30, 2018

5. Related Party Transactions and Other Agreements – (continued)

Management Fee

Under the Investment Advisory Agreement, effective May 3, 2017, the Investment Adviser is entitled to a management fee for its services calculated at an annual rate of 1.50% of gross assets, excluding cash and cash equivalents, and cash and cash equivalents, restricted, but including assets purchased with borrowed funds. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper maturing within 270 days of purchase. The management fee is calculated based on the average carrying value of our gross assets at the end of the two most recently completed quarters. Prior to May 3, 2017, the management fee was calculated at an annual rate of 1.75% of gross assets, excluding cash and cash equivalents, and cash equivalents, restricted, but including assets purchased with borrowed funds.

The following table details our management fee expenses for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
Management Fees ($ in thousands)	2018	2017	2018	2017
Management fee	$1,519	$1,438	$3,011	$3,049
Management fee waived	—	(80)	—	(310)
Total management fees, net of waived fees	$1,519	$1,358	$3,011	$2,739

Management fees in the amount of $0.8 million and $0.1 million were payable as of June 30, 2018 and December 31, 2017, respectively, and are included in management fee payable on the consolidated statements of financial condition.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

5. Related Party Transactions and Other Agreements – (continued)

Incentive Fee Overview (continued)

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

In addition, under U.S. GAAP, we are required to accrue a capital gains incentive fee based upon the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital gain and loss on investments held at the end of each period. If such amount is positive at the end of a period, then the Company will record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. There were no accrued capital gains incentive fees as of June 30, 2018 and December 31, 2017.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

5. Related Party Transactions and Other Agreements – (continued)

The following table provides a breakdown of our incentive fees for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
Incentive Fees ($ in thousands)	2018	2017	2018	2017
Income-based incentive fees	$877	$918	$1,860	$1,118
Capital gains-based incentive fees	—	—	—	—
Incentive fees subject to cap & deferral mechanism(1)	(877)	(918)	(1,860)	(1,118)
Total incentive fees	$—	$—	$—	$—

(1)

As of June 30, 2018, we had cumulative net realized and unrealized capital losses in excess of our Pre-Incentive Fee Net Investment Income, resulting in zero Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period. As a result, as of June 30, 2018, no aggregate incentive fees were payable to the Investment Adviser during the Incentive Fee Look-back Period. As of June 30, 2018, an aggregate of $1.3 million had been paid to the Investment Adviser during the Incentive Fee Look-back Period.

Due to the fact that there is no clawback of amounts previously paid to the Investment Adviser in accordance with the Investment Advisory Agreement, the Company has not recorded a receivable for the $1.3 million difference between amounts paid under the Investment Advisory Agreement in prior quarters and the Incentive Fee Cap based on the Company’s Cumulative Pre-Incentive Fee Net Return as of June 30, 2018.

The $1.3 million difference may be used to reduce future amounts earned by the Investment Adviser. However, as noted above, no incentive fee will be paid to the Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to our Investment Adviser for the Incentive Fee Look-back Period would exceed 20% of our Cumulative Pre-Incentive Fee Net Return during the applicable Incentive Fee Look-back Period. To the extent unrealized capital losses incurred as of June 30, 2018 are reversed within the applicable Incentive Fee Look-back Period, the corresponding increase in our Cumulative Pre-Incentive Fee Net Return may result in the Investment Adviser earning and being paid up to $10.7 million of income based incentive fees which are currently subject to the Incentive Fee Cap.

Realized and unrealized capital gains and losses and pre-incentive net investment income earned during the three months ended June 30, 2018 will cease to impact the Incentive Fee Cap and Deferral after June 30, 2021.

The Investment Adviser earned aggregate incentive fees of $0.9 million and $1.9 million for the three and six months ended June 30, 2018. The Investment Adviser earned aggregate incentive fees of $0.9 million and $1.1 million for the three and six months ended June 30, 2017. However, none of the incentive fees earned for the three or six months ended June 30, 2018 and June 30, 2017 were payable due to the Incentive Fee Cap. In addition, no incentive fees were payable on the consolidated statements of financial condition as of June 30, 2018 and December 31, 2017 due to the Incentive Fee Cap.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

5. Related Party Transactions and Other Agreements – (continued)

Administration Agreement

GARS entered into an administration agreement, which was effective as of October 9, 2012 (the “Administration Agreement”), with GARS Administrator. Under the Administration Agreement, the GARS Administrator provides the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as the GARS Administrator, subject to review by the Board, from time to time determines to be necessary or useful to perform its obligations under the Administration Agreement. The GARS Administrator is responsible for the financial and other records that the Company is required to maintain and prepares reports to stockholders, and reports and other materials filed with the SEC. The GARS Administrator provides on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance. No managerial assistance was provided to any portfolio companies during the three and six months ended June 30, 2018 and June 30, 2017.

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

Administrator charges for the three and six months ended June 30, 2018 were $0.3 million and $0.6 million, respectively. GARS Administrator charges for the three and six months ended June 30, 2017 were $0.4 million and $0.6 million, respectively. No charges were waived by the GARS Administrator for the three and six months ended June 30, 2018 and June 30, 2017. As of June 30, 2018, $0.2 million of administration fees were payable to the GARS Administrator. No administration fees were payable to the GARS Administrator as of December 31, 2017.

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

For the three and six months ended June 30, 2018, independent directors earned Directors’ Fees of $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2017, independent directors earned Directors’ Fees of $0.1 million and $0.2 million, respectively.  No Directors’ Fees were payable as of June 30, 2018 and December 31, 2017.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

5. Related Party Transactions and Other Agreements – (continued)

Affiliated Stockholders

As of both June 30, 2018 and December 31, 2017, Garrison Capital Fairchild I Ltd., Garrison Capital Fairchild II Ltd. and Garrison Capital Adviser Holdings MM LLC owned an aggregate of 789,910, or 4.9%, of the total outstanding shares of GARS common stock. As of June 30, 2018 and December 31, 2017, the officers and directors of the Company owned an aggregate of approximately 238,500, or 1.5%, of the total outstanding shares of GARS common stock.

Other Agreements

Garrison Loan Agency Services LLC acts as the administrative and collateral agent for certain loans held by the Company. No fees were paid by the Company to Garrison Loan Agency Services LLC during the three and six months ended June 30, 2018 and June 30, 2017.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

6. Financial Highlights

The following table represents financial highlights for the Company for the six months ended June 30, 2018 and June 30, 2017:

Per share data ($ in thousands, except share and per share amounts)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net asset value per common share at beginning of period	$11.69	$12.42
Increase/(decrease) in net assets from operations:
Net investment income	0.58	0.55
Net realized (loss)/gain on investments	(0.02)	0.04
Net unrealized loss on investments	(0.25)	(0.70)
Net increase/(decrease) in net assets resulting from operations	0.31	(0.11)
Stockholder transactions
Distributions from net investment income	(0.56)	(0.56)
Total stockholder transactions	(0.56)	(0.56)
Net asset value per common share at end of period	$11.44	$11.75

Per share market value at beginning of period	$8.11	$9.35
Per share market value at end of period	$8.13	$8.26
Total book return(1)	2.65%	(0.89)%
Total market return(2)	7.25%	(6.06)%
Common shares outstanding at beginning of period	16,049,352	16,049,352
Common shares outstanding at end of period	16,049,352	16,049,352
Weighted average common shares outstanding	16,049,352	16,049,352
Net assets at beginning of period	$187,658	$199,408
Net assets at end of period	$183,542	$188,507
Average net assets(3)	$185,207	$193,939
Ratio of net expenses to average net assets(4)	11.46%	9.54%
Ratio of net investment income to average net assets(4)	10.04%	9.05%
Ratio of portfolio turnover to average investments at fair value(5)	28.69%	19.87%
Asset coverage ratio(6)	201.40%	211.68%
Average outstanding debt(7)	$232,024	$203,364
Average debt per common share	$14.46	$12.67

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
(4)

During the six months ended June 30, 2018, $1.9 million of income-based incentive fees were capped as a result of the Incentive Fee Cap and Deferral Mechanism. Had these incentive fees been earned, the ratio of net investment income to average net assets and the ratio of net expenses to average net assets would have been 8.03% and 13.47%, respectively.

(5)	Calculated based on monthly average investments at fair value.
(6)

In accordance with the 1940 Act, with certain limited exceptions, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. Based on the exemptive relief received from the SEC, Garrison SBIC’s SBA guaranteed debentures are excluded from the Company’s asset coverage test calculation.

(7)	Calculated based on monthly average debt outstanding.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

7. Earnings per Share

 The following table sets forth the computation of the net increase/(decrease) in net assets per share resulting from operations, pursuant to FASB ASC 260, Earnings per Share, for the six months ended June 30, 2018 and June 30, 2017:

	Six Months Ended June 30,
($ in thousands, except per share data)	2018	2017
Net increase/(decrease) in net assets resulting from operations	$4,872	$(1,914)
Basic weighted average common shares outstanding	16,049,352	16,049,352
Basic earnings/(loss) per share	$0.31	$(0.11)

8. Stockholders’ Equity

Distributions

 The Company’s dividends and distributions are recorded on the ex-dividend date. The following table reflects the cash distributions declared on common stock for the six months ended June 30, 2018 and June 30, 2017:

Record Dates ($ in thousands except per share data)	Date Declared	Payment Date	Distribution Declared	Distribution Declared per Share
Six Months Ended June 30, 2018
June 8, 2018	May 1, 2018	June 22, 2018	$4,494	$0.28
March 23, 2018	February 28, 2018	March 29, 2018	4,494	0.28
			$8,988	$0.56

Record Dates ($ in thousands except per share data)	Date Declared	Payment Date	Distribution Declared	Distribution Declared per Share
Six Months Ended June 30, 2017
June 9, 2017	May 2, 2017	June 23, 2017	$4,493	$0.28
March 23, 2017	February 28, 2017	March 30, 2017	4,494	0.28
			$8,987	$0.56

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

Dividend Reinvestment Plan

The Company adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if the Board declares a cash dividend or other distribution, then our stockholders who have not ‘opted out’ of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, which may be newly issued shares or shares acquired by American Stock Transfer & Trust Company, LLC (“AST”), the transfer and dividend paying agent and registrar to GARS, through open-market purchases, rather than receiving the cash distribution. As of June 30, 2018 and December 31, 2017, no new shares were issued pursuant to the dividend reinvestment plan.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

9. Commitments and Contingencies

The Company had outstanding commitments to fund investments totaling $5.3 million and $8.7 million under various undrawn revolvers and other credit facilities as of June 30, 2018 and December 31, 2017, respectively.

In the ordinary course of business, the Company may be named as a defendant or a plaintiff in various lawsuits and other legal proceedings. Such proceedings include actions brought against the Company and others with respect to transactions to which the Company may have been a party. The outcomes of such lawsuits are uncertain and, based on these lawsuits, the values of the investments to which they relate could decrease. Management does not believe that as a result of litigation there would be any material impact on the consolidated financial condition of the Company. The Company has had no outstanding litigation proceedings brought against it since the initial public offering on April 2, 2013.

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

June 30, 2018

10. Transactions with Non-Control/Affiliate Investments

As required by the 1940 Act, investments are classified by level of control. “Control Investments” are those investments that we have been deemed to control as defined in the 1940 Act. According to the 1940 Act, control is defined as having an ownership interest of more than 25% of a company’s voting securities. “Affiliate Investments”, according to the 1940 Act, are those investments in affiliate companies that are not Control Investments, but are investments that we have an ownership interest of 5% or more of a company’s voting securities. “Non-Control/Non-Affiliate Investments” are those investments that are neither Control Investments nor Affiliate Investments. Please refer the our consolidated schedule of investments for the disaggregated list of our investments including the type / classification of the investment, the principal and cost amounts, details of the investment’s interest rate and the maturity date.

The following tables show the activity for our non-control/affiliate investments:

	Six Months Ended June 30, 2018
Portfolio Company ($ in thousands)	Fair value at December 31, 2017	Purchases (cost)	Sales (cost)	Transfer in/ (out) (cost)	Net unrealized losses	Fair value at June 30, 2018	Net realized losses	Interest and fee income	Dividend income(1)
Non-control affiliate investments
Cochon – MWS Holdings LLC (fka Rooster Energy Ltd.)	$—	$4,112	$—	$—	$(1,414)	$2,698	$—	$—	$77
Total non-control affiliate investments	$—	$4,112	$—	$—	$(1,414)	$2,698	$—	$—	$77

(1)	Dividend Income is recorded and classified as other income and included in investment income on the consolidated statement of operations.
	Six Months Ended June 30, 2017
Portfolio Company ($ in thousands)	Fair value at December 31, 2016	Purchases (cost)	Sales (cost)	Transfer in/ (out) (cost)	Net unrealized losses	Fair value at June 30, 2017	Net realized losses	Interest and fee income	Dividend income
Non-control affiliate investments
Speed Commerce Operating Company LLC(1)	$3,103	$148	$—	$—	$(3,251)	$—	$—	$148	$—
Total non-control affiliate investments	$3,103	$148	$—	$—	$(3,251)	$—	$—	$148	$—

(1)	Comprised of two investments, including the Closing Date Term Loan and Delayed Draw Term Loan.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2018

11. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the financial statements other than those disclosed below.

On July 12, 2018, the Company filed a definitive proxy statement asking stockholders to approve the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act to the Company, which would permit the Company to double the maximum amount of leverage that it is permitted to incur by reducing the asset coverage requirement applicable to the Company from 200% to 150% (without giving effect to any exemptive relief with respect to SBIC debentures) effect the first day after such approval (as opposed to March 28, 2019).  If this proposal is approved by stockholders, the Company and the Investment Adviser intend to modify the base management fee payable under the Investment Advisory Agreement to an annual rate of 1.50% of the Company's average gross assets, excluding cash or cash equivalents but including assets purchased with borrowed funds, at the end of each of the two most recently completed calendar quarters; provided, however, the base management fee will be calculated at an annual rate of 1.00% of the average value of the Company’s gross assets, excluding cash or cash equivalents but including assets purchased with borrowed funds, that exceeds the product of (i) 200% and (ii) the Company’s average net assets at the end of each of the two most recently completed calendar quarters.  For the avoidance of doubt, the 200% will be calculated in accordance with the 1940 Act and will give effect to the Company’s exemptive relief with respect to SBIC debentures.

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

We use words such as “anticipate,” “believe,” “expect,” “intend,” “may,” “might,” “will,” “should,” “could,” “can,” “would,” “believe,” “estimate,” “predict,” “potential” and similar words to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason, including the factors set forth as “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

Recent Developments

On July 12, 2018, the Company filed a definitive proxy statement asking stockholders to approve the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act to the Company, which would permit the Company to double the maximum amount of leverage that it is permitted to incur by reducing the asset coverage requirement applicable to the Company from 200% to 150% (without giving effect to any exemptive relief with respect to SBIC debentures) effect the first day after such approval (as opposed to March 28, 2019).  If this proposal is approved by stockholders, the Company and the Investment Adviser intend to modify the base management fee payable under the Investment Advisory Agreement to an annual rate of 1.50% of the Company's average gross assets, excluding cash or cash equivalents but including assets purchased with borrowed funds, at the end of each of the two most recently completed calendar quarters; provided, however, the base management fee will be calculated at an annual rate of 1.00% of the average value of the Company’s gross assets, excluding cash or cash equivalents but including assets purchased with borrowed funds, that exceeds the product of (i) 200% and (ii) the Company’s average net assets at the end of each of the two most recently completed calendar quarters.  For the avoidance of doubt, the 200% will be calculated in accordance with the 1940 Act and will give effect to the Company’s exemptive relief with respect to SBIC debentures.

On July 31, 2018 our board of directors, or the Board, declared a distribution in the amount of $4.5 million, or $0.28 a share, which will be paid on September 21, 2018 to stockholders of record as of September 7, 2018.

Revenues

In general, we generate revenue in the form of interest earned on the debt investments that we hold and capital gains and distributions, if any, on the equity interests or warrants held in portfolio companies. Our debt investments, whether in the form of senior secured, unitranche or mezzanine loans, typically have a term of up to seven years and may bear interest at a fixed or floating rate. Interest is generally payable monthly or quarterly, and in some cases, loans may have a payment-in-kind (“PIK”) feature. The principal amount of the debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of loan origination, prepayment, facility, commitment, forbearance and amendment fees. We also may receive structuring or diligence fees, consulting fees and possibly fees for providing managerial assistance. Origination fees received by us are initially deferred and reduced from the cost basis of the investment and subsequently accreted into interest income over the remaining stated term of the loan.

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

Consolidated operating results for the three and six months ended June 30, 2018 and June 30, 2017 are as follows:

	Three Months Ended		Three	Six Months Ended		Six
($ in thousands, except per share data)	June 30, 2018	June 30, 2017	Months Variance	June 30, 2018	June 30, 2017	Months Variance
Total investment income	$9,688	$9,034	$654	$19,909	$18,028	$1,881
Total expenses	5,304	4,447	857	10,610	9,254	1,356
Net investment income	4,384	4,587	(203)	9,299	8,774	525
Net realized (loss)/gain on investments	317	399	(82)	(259)	603	(862)
Net change in unrealized loss on investments	(1,857)	(2,911)	1,054	(4,168)	(11,291)	7,123
Net increase in net assets resulting from operations	2,844	2,075	769	4,872	(1,914)	6,786

Net investment income per common share	0.27	0.29	(0.02)	0.58	0.55	0.03
Net realized/unrealized loss on investments per share	(0.09)	(0.16)	0.07	(0.27)	(0.66)	0.39
Basic earnings per share	0.18	0.13	0.05	0.31	(0.11)	0.42
Dividends and distributions declared per common share	0.28	0.28	—	0.56	0.56	—
Net asset value per share	11.44	11.75	(0.31)	11.44	11.75	(0.31)

Net Investment Income

Net investment income for the three and six months ended June 30, 2018 was $4.4 million and $9.3 million, respectively. Net investment income for the three and six months ended June 30, 2017 was $4.6 million and $8.8 million, respectively. As described below under “Investment Income” and “Expenses”, net investment income decreased by $0.2 million for the three months ended June 30, 2018 from the three months ended June 30, 2017, and increased by $0.5 million for the six months ended June 30, 2018 from the six months ended June 30, 2017, respectively.

Investment Income

Investment income for the three and six months ended June 30, 2018 was $9.7 million and $19.9 million, respectively. Investment income for the three and six months ended June 30, 2017 was $9.0 million and $18.0 million, respectively. Investment income increased by $0.7 million and $1.9 million for the three and six months ended June 30, 2018 from the three and six months ended June 30, 2017, respectively. The increase in interest income was largely driven by the resolution of non-performing assets resulting in a larger interest-bearing portfolio and higher fee income received during the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017.

Expenses

Total expenses for the three and six months ended June 30, 2018 were $5.3 million and $10.6 million, respectively. Total expenses for the three and six months ended June 30, 2017 were $4.4 million and $9.3 million, respectively.

The following table summarizes our expenses for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended		Three	Six Months Ended		Six
($ in thousands)	June 30, 2018	June 30, 2017	Months Variance	June 30, 2018	June 30, 2017	Months Variance
Interest expense	$2,750	$2,152	$598	$5,304	$4,262	$1,042
Management fee (net of waivers)	1,519	1,358	161	3,011	2,739	272
Incentive fees	-	-	-	-	-	-
Professional fees	298	22	276	592	342	250
Directors' fees	77	77	-	153	159	(6)
Administrator expenses	293	365	(72)	591	589	2
Other expenses	367	473	(106)	959	1,163	(204)
Total expenses	$5,304	$4,447	$857	$10,610	$9,254	$1,356

Interest expense increased $0.6 million and $1.0 million for the three and six months ended June 30, 2018, respectively, from the three and six months ended June 30, 2017, primarily due to a higher average aggregate debt balance outstanding combined with an increase in the weighted average effective interest rates on our borrowings.

Management fees increased by $0.2 million and $0.3 million for the three and six months ended June 30, 2018, respectively, from the three and six months ended June 30, 2017, primarily due to higher average gross assets.

Professional fees increased by $0.3 million and $0.3 million for the three and six months ended June 30, 2018, respectively, from the three and six months ended June 30, 2017, primarily due to higher legal and consulting fees.

Other expenses decreased by $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively, from the three and six months ended June 30, 2017, primarily due to higher transaction-related expenses incurred in 2017.

Net Realized (Loss)/Gain and Unrealized (Loss)/Gain on Investments

There was a net realized gain on investments of $0.3 million and a net realized loss on investments of $0.3 million for the three and six months ended June 30, 2018, respectively.

The net realized gain on investments for the three months ended June 30, 2018 was primarily driven by the partial and full repayments of portfolio investments.

The net realized loss on investments for the six months ended June 30, 2018 was primarily driven by a $0.9 million loss in connection with the restructuring of our investment in Rooster Energy Ltd. This was offset by $0.6 million of realized gains from repayments and sales of portfolio investments.

There was a net realized gain on investments of $0.4 million and $0.6 million for the three and six months ended June 30, 2017, respectively.

The net realized gains on investments for the three months ended June 30, 2017 was primarily driven by the partial and full repayments of portfolio investments

The net realized gains on investments for the six months ended June 30, 2017 were primarily driven by $0.8 million of gains from the partial and full repayments of portfolio investments, offset by $0.2 million of charge offs in our consumer loan portfolio.

For the three and six months ended June 30, 2018, the net change in unrealized loss on investments was $1.9 million and $4.2 million, respectively.

The net change in unrealized loss on investments for the three months ended June 30, 2018 was driven primarily by a negative $1.4 million credit-related adjustment on our investment in Cochon-MWS Holdings LLC (fka Rooster Energy Ltd.), the reversal of prior period net unrealized gains across nine investments in the amount of $0.3 million and a net $0.2 million of positive market-related adjustments primarily on seven investments.

The net change in unrealized loss for the six months ended June 30, 2018 was driven primarily by a $5.4 million negative credit-related adjustments on our investments in Profusion Industries, LLC and Cochon-MWS Holdings LLC (fka Rooster Energy Ltd.) in the amount of $4.0 million and $1.4 million, respectively. This was offset by an aggregate net $1.0 million of positive fair value adjustments across various portfolio investments and the reversal of prior period net unrealized losses in the amount of $0.2 million in connection with the partial and full repayments of certain of our portfolio investments, including $0.8 million associated with the restructuring of our investment in Rooster Energy Ltd.

For the three and six months ended June 30, 2017, the net change in unrealized loss on investments was $2.9 million and $11.3 million, respectively.

The net change in unrealized gain for the three months ended June 30, 2017 was primarily driven by a reduction in the expected recoveries on the investments in Badlands Production Company and Walnut Hill Physicians Hospital of $1.7 million and $1.0 million, respectively. In addition, there was $0.2 million of aggregate negative fair value adjustments across various other portfolio investments.

The net change in unrealized loss for the six months ended June 30, 2017 was driven primarily by negative fair value adjustments on the investments in Walnut Hill Physicians Hospital, Speed Commerce Operating Company, Badlands Production Company and Forest Park Medical Center at San Antonio investments in the amounts of $4.4 million, $3.3 million, $2.7 million and $1.0 million, respectively. These fair value adjustments were the result of decreases in our expected recoveries on these investments and were offset by an aggregate $0.1 million of positive fair value adjustments across our remaining portfolio.

Net Increase / (Decrease) in Net Assets Resulting from Operations

We had a net asset value per common share outstanding on June 30, 2018 of $11.44 as compared to a net asset value per common share outstanding on December 31, 2017 of $11.69.

Based on basic weighted average shares outstanding of 16,049,352, the net increase in net assets from operations per share for the six months ended June 30, 2018 was $0.31. This increase was primarily driven by net investment income of $0.58 per share offset by net realized and unrealized losses of $0.27 per share incurred during the six months ended June 30, 2018.

Based on basic weighted average shares outstanding of 16,049,352, the net decrease in net assets from operations per share for the six months ended June 30, 2017 was $0.11. This decrease was primarily driven by net change in unrealized losses on investments during the six months ended June 30, 2017.

Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders and will have an ongoing need to raise additional capital for investment purposes. We originally generated cash primarily from offerings of our debt and equity securities and utilize any repayments of portfolio investments as our current source of cash. In addition we generate liquidity from our cash flows from operations, including interest earned from high-quality transitory debt investments. As of June 30, 2018, we have identified 18 portfolio companies with a total par value of $43.6 million and a fair value of $43.0 million as transitory investments. Transitory investments are generally those investments that we view as an additional source of liquidity that we are able to sell in order to fund investments that fit our core investment strategy. These transitory investments are generally at the lower end of our target portfolio yield range.

As of June 30, 2018 and December 31, 2017, we had cash of $22.0 million and $14.9 million, respectively. Also, as of June 30, 2018 and December 31, 2017, we had restricted cash of $11.9 million and $4.6 million, respectively.

Our primary use of funds from operations includes investments in portfolio companies, cash distributions to holders of our common stock, payments of interest on our debt, and payments of fees and other operating expenses we incur. We believe that our existing cash and cash equivalents, available borrowings and our transitory portfolio as of June 30, 2018 will be sufficient to fund our anticipated funding requirements through at least June 30, 2019. In addition, we may, from time to time, amend or refinance our leverage facilities and borrowings, including the 2016-2 Notes, in order to, among other things, modify covenants or the interest rates payable and extend the reinvestment period or maturity date. In addition to capital not being available, it may not be available on favorable terms. To the extent we are not able to raise additional capital, or otherwise generate sufficient liquidity or are at or near target leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under the Investment Adviser’s allocation policy.

On May 1, 2018 the Board approved a distribution in the amount of $4.5 million, or $0.28 a share, which was paid on June 22, 2018 to stockholders of record as of June 8, 2018.

On July 31, 2018 our board of directors, or the Board, declared a distribution in the amount of $4.5 million, or $0.28 a share, which will be paid on September 21, 2018 to stockholders of record as of September 7, 2018.

During the six months ended June 30, 2018, cash and restricted cash increased by $14.3 million as a result of net cash provided by operating activities of $19.1 million, offset by net cash used in financing activities in the amount of $4.7 million.

During the six months ended June 30, 2018, cash provided by operating activities resulted mainly from purchases of investments of $121.9 million, offset by repayments and sales of investments in the amount of $111.5 million, net realized and unrealized gain on investments in the amount of $4.4 million and a net increase in the due to / from counterparties and affiliates of $19.8 million. Net cash used in financing activities resulted from cash distributions in the amount of $9.0 million and $5.7 million of repayments of the senior secured revolving notes of our $300.0 million collateralized loan obligation, or the 2016-2 CLO, offset by $10.2 million of proceeds from borrowings by Garrison SBIC.

During the six months ended June 30, 2017, cash and restricted cash increased by $12.6 million as a result of net cash used in financing activities in the amount of $12.2 million offset by net cash provided by operating activities of $24.8 million.

During the six months ended June 30, 2017, cash provided by operating activities resulted mainly from purchases of investments of $72.8 million, offset by repayments and sales of investments in the amount of $80.2 million, net realized and unrealized gain on investments in the amount of $10.6 million and an increase in the due to counterparties of $5.1 million. Net cash used in financing activities resulted from cash distributions in the amount of $9.0 million and repayments of the GLC Trust 2013-2 Class A Notes in the amount of $3.3 million.

As of June 30, 2018 and December 31, 2017, we had $5.3 million and $8.7 million, respectively, of unfunded commitments. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2018 and December 31, 2017, respectively, subject to the terms of each loan’s respective credit agreement.

Subject to leverage and borrowing base restrictions, as of June 30, 2018, we had approximately $2.5 million available for additional borrowings under our senior secured revolving notes of the 2016-2 CLO and $10.0 million of available SBIC leverage. As of December 31, 2017, we had approximately $1.0 million available for additional borrowings under our senior secured revolving notes of the 2016-2 CLO and $20.2 million of available SBIC borrowings subject to leverage and borrowing base restrictions.

Portfolio Composition and Select Portfolio Information

As of June 30, 2018, we held investments in 71 portfolio companies with a fair value of $401.9 million. As of June 30, 2018, our portfolio had an average investment size of approximately $5.2 million, a weighted average yield on debt investments measured at amortized cost and current fair value of 9.5% and 9.7%, respectively, and a weighted average contractual maturity of 45 months.

The following table shows select information of our portfolio for the periods from June 30, 2018 to June 30, 2017.

Portfolio characteristics ($ in millions, % based on fair value)*	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Total fair value	$401.9	$392.8	$394.7	$359.1	$359.9
Number of portfolio companies	71	62	62	61	62
Average investment size(1)	$5.2	$5.7	$6.0	$5.7	$5.7
Weighted average yield measured at fair value(2)(3)	9.7%	9.9%	10.0%	10.4%	10.2%
Weighted average price(1)	97.8	98.1	98.6	92.3	92.2
First lien senior secured	97.9%	97.2%	98.2%	97.8%	97.4%
Equity, consumer loans and other	2.1%	2.8%	1.8%	2.2%	2.6%
Core	89.1%	93.7%	94.5%	94.4%	91.8%
Transitory	10.9%	6.3%	5.5%	5.6%	8.2%
Originated(4)	34.9%	43.8%	45.1%	48.6%	47.6%
Club(5)	26.6%	23.6%	24.3%	20.0%	21.0%
Purchased	38.5%	32.6%	30.6%	31.4%	31.4%
Floating(1)	99.5%	99.4%	99.3%	99.1%	99.0%
Fixed(1)	0.5%	0.6%	0.7%	0.9%	1.0%
Performing(1)	98.8%	98.8%	98.9%	96.7%	96.7%
Non-accrual(1)	1.2%	1.2%	1.1%	3.3%	3.3%
Weighted average debt/EBITDA(1)(3)(6)	3.7	x	3.8	x	3.7	x	3.8	x	3.8	x
Weighted average risk rating(1)	2.3	2.3	2.4	2.6	2.7

(1)	Excludes consumer loans and equity investments.
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
(6)

Excludes non-operating portfolio companies, which we define as those investments collateralized by real estate, proved developed producing value, or PDP, or other hard assets. PDPs are proven revenues that can be produced with existing wells. As of June 30, 2018, $48.6 million of par value and $48.4 million of fair value was excluded.

*	Table excludes positions with a fair value of zero, except for number of portfolio companies.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2018 and December 31, 2017, we had $5.3 million and $8.7 million of outstanding commitments to fund such investments, respectively. As of June 30, 2018 and December 31, 2017, we had $33.8 million and $19.5 million, respectively, of cash and restricted cash.

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

The following table shows the distribution of our investments on the 1 to 4 investment risk scale at fair value, excluding our interest in GLC Trust 2013-2 and equity investments, as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018		As of December 31, 2017
($ in thousands)	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Risk Rating 1	$33,409	8.5%	$33,643	8.7%
Risk Rating 2	219,373	55.9	164,242	42.4
Risk Rating 3	135,218	34.4	185,484	47.8
Risk Rating 4	4,635	1.2	4,111	1.1
	$392,635	100.0%	$387,480	100.0%

The weighted average risk rating of the portfolio decreased to 2.3 as of June 30, 2018 from 2.4 as of December 31, 2017 as a result of ordinary course portfolio activity.

Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2018 is as follows:

	Payments Due by Period
($ in thousands)	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
2016-2 CLO	$—	$—	$—	$181,000	$181,000
SBIC Borrowings	—	—	—	60,000	60,000
Total contractual obligations	$—	$—	$—	$241,000	$241,000

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

Principles for Consolidation

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

As a result, we have consolidated the results of Garrison Funding 2016-2 Ltd., Garrison SBIC, GLC Trust 2013-2, Garrison Capital PL Holdings LLC, GIG Rooster Holdings I LLC and a series of limited liability companies that GARS created primarily to provide specific tax treatment for the minority equity and other investments held in these limited liability companies.

Investment Transactions and Related Investment Income and Expense

The Company records its investment transactions on a trade date basis, which is the date when management has determined that all material legal terms have been contractually defined for the transactions. These transactions may settle on a subsequent date depending on the transaction type. Any amounts related to purchase, sale and principal paydowns that have traded, but not settled, are reflected as either a due to counterparty or due from counterparty on our consolidated statement of financial condition. All related revenue and expenses attributable to these transactions are reflected on the consolidated statements of operations commencing on the trade date unless otherwise specified by the transaction documents. Realized gains and losses on investment transactions are recorded using the specific identification method.

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

The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. As of both June 30, 2018 and December 31, 2017, the Company had one investment that was on non-accrual status.

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

Fair Value Measurements

The Company values its investments in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC Topic 820’s definition of fair value focuses on exit price in the principal, or most advantageous, market and prioritizes the use of market-based inputs over entity-specific inputs within a measurement of fair value.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the period covered by our financial statements, the majority of the loans in our portfolio had floating interest rates, and we expect that our loans in the future will also have floating interest rates. These loans usually have floating interest rates based on the London Interbank Offer Rate, or LIBOR, and typically have interest rate re-set provisions that adjust applicable LIBOR under such loans to current market rates on a regular basis. In addition, the 2016-2 CLO has a floating interest rate provision on certain tranches based on a cost of funds that approximates LIBOR and we expect that any other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited consolidated statement of financial condition as of June 30, 2018 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	(Decrease)/increase	(Decrease)/increase	Net (decrease)/increase
Change in interest rates ($ in thousands)	in interest income	in interest expense	in investment income
Down 50 basis points	$(1,895)	$(780)	$(1,115)
Down 25 basis points	(944)	(390)	(554)
Up 25 basis points	976	390	586
Up 50 basis points	1,952	780	1,172
Up 100 basis points	3,904	1,560	2,344
Up 200 basis points	7,808	3,120	4,688

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

Although we have currently not done so, we may in the future hedge against currency and interest rate fluctuations by using standard hedging instruments such as futures, forward contracts, currency options and interest rate swaps, caps, collars and floors, including with respect to the obligations of the 2016-2 CLO, to the extent permitted under the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in currency exchange and interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

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

Item 1A: Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors set forth below as well as in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 6, 2018, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Regulations governing our operation as a business development company, including those related to the issuance of senior securities, will affect our ability to, and the way in which we, raise additional debt or equity capital.

We expect that we will require a substantial amount of additional capital in order to grow our business. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the current provisions of the 1940 Act, we are permitted as a business development company to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, immediately after each issuance of senior securities (other than the SBA-guaranteed debentures of Garrison SBIC, as permitted by exemptive relief we have been granted by the SEC) equals at least 200% through March 27, 2019 (or, if earlier, the date on which our stockholders approve the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act to us) and 150% thereafter. If the value of our assets declines, we may be unable to satisfy this requirement. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness.

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

We are not permitted to issue senior securities unless, immediately after each such issuance (other than SBA-guaranteed debentures issued by Garrison SBIC, as permitted by exemptive relief we have been granted by the SEC), we have an asset coverage, as defined in the 1940 Act, of at least 200% through March 27, 2019 (or, if earlier, the date on which our stockholders approve the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act to us) and at least 150% thereafter. If our asset coverage ratio declines below 200% (other than SBA-guaranteed debentures issued by Garrison SBIC, as permitted by exemptive relief we have been granted by the SEC) before March 28, 2019 or 150% thereafter, we cannot incur additional debt and could be required to sell a portion of our investments to repay certain types of debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions to our stockholders.  As of June 30, 2018, our total outstanding indebtedness was $241.0 million and our asset coverage, computed in accordance with the 1940 Act, was 201.4%.

The Small Business Credit Availability Act, which was signed into law in March 2018, modifies the applicable section of the 1940 Act and decreases the asset coverage requirements applicable to business development companies from 200% to 150% (subject to either stockholder approval or approval of both a majority of the board of directors and a majority of directors who are not interested persons).  On March 28, 2018, the Board approved the application of these reduced asset coverage requirements to us.  Our Board subsequently recommended that our stockholders approve a proposal to have the reduced asset coverage requirements apply to us at a special meeting of our stockholders to be held on August 14, 2018.  As a result, effective on March 28, 2019 (or, if earlier, the day immediately following stockholder approval of such proposal), subject to compliance with certain disclosure requirements, the asset coverage requirements applicable to us will be reduced from 200% to 150%. As of such date, we will be able to incur additional leverage and, therefore, the risk of an investment in us may increase.

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

The following table is intended to assist stockholders in understanding the effect of leverage on returns from an investment in our common stock assuming that we employ leverage such that our asset coverage equals (1) our actual asset coverage as of June 30, 2018 (201.4%), (2) 200% (excluding our SBIC debentures as permitted by our exemptive relief) and (3) 150% at various annual returns, net of expenses, as of June 30, 2018. The assumed returns on our portfolio are required by regulation to assist investors in understanding the effects of leverage and is not a prediction of, and does not represent, our projected or actual performance. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

Assumed Return on Our Portfolio (Net of Expenses)	-10.00%	-5.00%	0.00%	5.00%	10.00%
Corresponding return to common stockholder assuming actual asset coverage as of June 30, 2018 (201.4% asset coverage)(1)	-30.52%	-18.42%	-6.32%	5.78%	17.88%
Corresponding return to common stockholder assuming 200% asset coverage(2)	-30.94%	-18.66%	-6.38%	5.90%	18.18%
Corresponding return to common stockholder assuming 150% asset coverage(3)	-45.41%	-28.12%	-10.84%	6.44%	23.72%

(1)

Assumes $424.5 million in total assets, $241.0 million of debt outstanding (including the Company’s SBIC debentures), $183.5 million in net assets as of June 30, 2018 and an average cost of funds of 4.8%, which is the weighted average effective interest rate of the Company’s debt for the three months ended June 30, 2018, and includes the effects of the amortization of deferred debt issuance costs.

(2)

Assumes $427.0 million in total assets, $243.5 million of total debt outstanding (including the Company’s SBIC debentures), $183.5 million in net assets as of June 30, 2018 and an average cost of funds of 4.8%, which is the weighted average effective interest rate of the Company’s debt for the three months ended June 30, 2018, and includes the effects of the amortization of deferred debt issuance costs.

(3)

Assumes $608.0 million in total assets, $424.5 million of total debt outstanding (including the Company’s SBIC debentures), $183.5 million in net assets as of June 30, 2018 and an average cost of funds of 4.8%, which is the weighted average effective interest rate of the Company’s debt for the three months ended June 30, 2018, and includes the effects of the amortization of deferred debt issuance costs.

Based on our outstanding indebtedness of $241.0 million as of June 30, 2018 and an average cost of funds of 4.8% as of that date, our investment portfolio must experience an annual return of at least 2.6% to cover annual interest payments on outstanding debt.  Based on assumed outstanding indebtedness of $243.5 million on an assumed 200% asset coverage ratio and an average cost of funds of 4.8%, our investment portfolio must experience an annual return of at least 2.6% to cover annual interest payments on the total debt outstanding.  Based on assumed outstanding indebtedness of $424.5 million on an assumed 150% asset coverage ratio and an average cost of funds of 4.8%, our investment portfolio must experience an annual return of at least 3.1% to cover annual interest payments on the total debt outstanding.

On March 29, 2018, we announced that on March 28, 2018 our Board, including a “required majority” as defined in the 1940 Act, approved the reduction in the asset coverage requirements applicable to us to 150%, effective March 28, 2018.  On July 12, 2018 we filed a definitive proxy statement asking shareholders to approve such reduced asset coverage requirements which would be effective the first day after such approval. We will determine how, and to what extent, to implement a lower asset coverage ratio in consultation with the Board after we complete our evaluation of the various alternatives.

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

Garrison Capital Inc.

Dated: August 7, 2018	By	/s/ Joseph Tansey

Joseph Tansey
Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2018	By	/s/ Brian Chase

Brian Chase
Chief Financial Officer
(Principal Financial and Accounting Officer)