Form 10-Q
period 2018-09-30
Garrison Capital Inc.
filed 2018-11-06
CIK 1509892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒

As of November 2, 2018 the Registrant had 16,049,352 shares of common stock, $0.001 par value, outstanding.

i

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Financial Condition

($ in thousands, except share and per share amounts)

Part I. Financial Information

Item 1. Financial Statements

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Cash	$29,370	$14,895
Restricted cash	25,651	4,621
Due from counterparties	1,337	4,560
Due from affiliates	—	509
Investments, at fair value
Non-control/non-affiliate investments (amortized cost of $386,202 and $395,683, respectively)	380,268	394,730
Non-control/affiliate investments (amortized cost of $4,112 and $0, respectively)	2,698	—
Accrued interest receivable	2,127	3,492
Other assets	1,331	1,389
Total assets	$442,782	$424,196

Liabilities
Due to counterparties	$15,041	$1,921
Management fee payable (Note 5)	1,504	100
Administrator fee payable (Note 5)	245	—
Senior secured revolving note (Note 4)	20,500	19,700
Senior secured term notes (Note 4)	164,668	164,511
SBIC borrowings (Note 4)	58,297	48,320
GLC Trust 2013-2 Class A note (Note 4)	—	—
Accrued interest payable	1,231	1,308
Accrued expenses and other payables	761	678
Total liabilities	$262,247	$236,538

Commitments and contingencies (Note 9)

Net assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 16,758,779 shares issued and 16,049,352 shares outstanding as of both September 30, 2018 and December 31, 2017	$17	$17
Paid-in-capital in excess of par	249,124	249,124
Underdistributed net investment income	3,857	4,307
Accumulated net realized loss from investments	(65,107)	(64,821)
Net unrealized loss from investments	(7,356)	(969)
Total net assets	180,535	187,658
Total liabilities and net assets	$442,782	$424,196

Shares of common stock outstanding	16,049,352	16,049,352
Net asset value per share	$11.25	$11.69

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

September 30, 2018 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Common Equity
Building Products
Valterra Products Holdings, LLC, Class A	N/A	N/A	N/A	N/A	185,847	$186	$864	0.48%
Valterra Products Holdings, LLC, Class B	N/A	N/A	N/A	N/A	20,650	21	96	0.05
						207	960	0.53

Commercial Services and Supplies
Faraday Holdings, LLC, Common	N/A	N/A	N/A	N/A	2,752	140	734	0.41
						140	734	0.41

Healthcare Equipment and Services
Juniper TGX Investment Partners, LLC, Common	N/A	N/A	N/A	N/A	3,146	671	1,477	0.82
						671	1,477	0.82

Household Products and Durables
Oneida Group Inc., Common	N/A	N/A	N/A	N/A	844,557	3,919	2,948	1.63
						3,919	2,948	1.63

Transportation Services
EZE Trucking, LLC, Common	N/A	N/A	N/A	N/A	2,898	268	—	—
						268	—	—

Total Common Equity						$5,205	$6,119	3.39%

Preferred Equity
Diversified Financial Services
Prosper Marketplace Series B Preferred Stock⁽¹⁾⁽²⁾	N/A	N/A	N/A	N/A	912,865	$551	$640	0.35%
						551	640	0.35

Total Preferred Equity						$551	$640	0.35%

Debt Investments
Aerospace and Defense
Constellis Holdings, LLC, Term Loan*	2.39%	5.00%	7.39%	4/21/2024	997	$995	$985	0.55%
Novetta Solutions, Term Loan*	2.25%	5.00%	7.25%	10/16/2022	1,990	1,944	1,920	1.06
Vertex Aerospace Services Corp., Term Loan*	2.24%	4.75%	6.99%	6/29/2025	1,825	1,816	1,841	1.02
						4,755	4,746	2.63

Air Freight and Logistics
Gruden Acquisition, Inc., Term Loan (First Lien)*	2.39%	5.50%	7.89%	8/18/2022	2,471	2,448	2,487	1.38
						2,448	2,487	1.38

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

September 30, 2018 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Auto Components
Challenge Mfg. Company, LLC, Term Loan B*	2.25%	6.50%	8.75%	4/20/2022	8,001	$7,929	$7,925	4.39%
FRAM Group Holdings Inc. (Autoparts Holdings), Term Loan*	2.24%	6.75%	8.99%	12/23/2021	7,333	7,239	7,370	4.08
						15,168	15,295	8.47

Building Products
Global Integrated Flooring Systems Inc. (Camino Systems, Inc.), Revolver	2.08%	8.25%	10.33%	2/15/2023	29	29	29	0.02
Global Integrated Flooring Systems Inc. (Camino Systems, Inc.), Term Loan**	2.08%	8.25%	10.33%	2/15/2023	7,377	7,248	7,082	3.92
						7,277	7,111	3.94

Chemicals
Aristech Surfaces LLC, Term Loan B*	2.13%	7.00%	9.13%	10/17/2019	9,038	9,005	8,997	4.98
Profusion Industries, LLC, Term Loan*⁽⁵⁾	2.44%	12.25%	14.69%	6/19/2020	9,270	9,188	2,781	1.54
						18,193	11,778	6.52

Commercial Services and Supplies
Del Mar Recovery Solutions, Inc., Term Loan**	2.25%	8.50%	10.75%	6/27/2021	7,726	7,652	7,572	4.19
DMT Solutions Global Corporation (Pitney Bowes), Term Loan*	2.53%	7.00%	9.53%	7/2/2024	7,202	6,995	7,112	3.94
Interior Logic Group, Term Loan*	2.34%	4.00%	6.34%	5/31/2025	6,527	6,496	6,519	3.61
Staples, Inc., Term Loan*	2.34%	4.00%	6.34%	9/12/2024	2,995	2,944	2,995	1.66
USAGM Holdco, LLC, Initial Term Loan (First Lien)*	2.39%	3.75%	6.14%	7/28/2022	995	986	979	0.54
VIP Cinema Holdings, Inc., Term Loan*	2.25%	6.00%	8.25%	3/1/2023	1,465	1,459	1,468	0.81
						26,532	26,645	14.75

Construction and Engineering
QualTek USA, LLC, Term Loan*	2.24%	5.75%	7.99%	7/18/2025	4,516	4,438	4,449	2.46
						4,438	4,449	2.46

Containers and Packaging
Ball Metalpack Finco LLC, Term Loan*	2.24%	4.50%	6.74%	7/31/2025	550	547	555	0.31
Klockner Pentaplast of America, Inc., Term Loan*⁽¹⁾	2.24%	4.25%	6.49%	6/30/2022	2,641	2,566	2,563	1.42
						3,113	3,118	1.73

Diversified Financial Services
AIS Holdco, LLC, Term Loan*	2.31%	5.00%	7.31%	8/15/2025	2,715	2,702	2,701	1.50
Financial & Risk US Holdings, Inc. (Refinitiv), Term Loan*	2.26%	3.75%	6.01%	9/18/2025	2,205	2,200	2,199	1.22
PlanMember Financial Corporation, Term Loan*⁽¹⁾	3.00%	5.00%	8.00%	12/31/2020	1,607	1,594	1,598	0.89
						6,496	6,498	3.61

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

September 30, 2018 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Diversified Telecommunication Services
Fusion Connect, Inc., Tranche B Term Loan (First Lien)*⁽¹⁾	2.34%	7.50%	9.84%	5/4/2023	7,331	$7,062	$6,946	3.85%
Onvoy, LLC, Term Loan*	2.39%	4.50%	6.89%	2/10/2024	2,992	2,983	2,924	1.62
U.S. Telepacific Corp., Term Loan B*	2.39%	5.00%	7.39%	5/2/2023	7,190	7,138	7,058	3.91
						17,183	16,928	9.38

Electrical Equipment
Luminii LLC, Term Loan*	2.34%	6.25%	8.59%	4/11/2023	7,299	7,231	7,230	4.00
						7,231	7,230	4.00

Energy Equipment and Services
NGS US FinCo, LLC, Term Loan*	2.21%	4.25%	6.46%	8/24/2025	2,715	2,702	2,728	1.51
						2,702	2,728	1.51

Food Products
Diamond Crystal Brands, Inc., Term Loan**⁽⁴⁾	2.39%	9.75%	12.14%	7/29/2021	5,460	5,428	5,378	2.98
Gold Coast Bakeries, LLC, Revolver*	2.24%	5.75%	7.99%	9/27/2022	1,188	1,188	1,188	0.66
Gold Coast Bakeries, LLC, Term Loan**	2.24%	5.75%	7.99%	9/27/2022	9,402	9,309	8,932	4.95
Mother's Market & Kitchen, Inc, Term Loan**⁽⁴⁾	2.25%	5.83%	8.08%	7/26/2023	7,814	7,701	7,700	4.27
						23,626	23,198	12.86

Healthcare Equipment and Services
AC Merger Sub, Inc. (Analogic), Term Loan*	2.21%	6.00%	8.21%	6/22/2024	8,582	8,500	8,499	4.71
ActivStyle, Inc., Term Loan***	2.38%	7.50%	9.88%	7/9/2020	10,447	10,380	10,447	5.79
Aurora Diagnostics, LLC, Delayed Draw Term Loan*	2.34%	7.13%	9.47%	7/31/2019	850	849	850	0.47
Aurora Diagnostics, LLC, Delayed Draw Term Loan B*	2.35%	7.13%	9.48%	7/31/2019	598	597	598	0.33
Aurora Diagnostics, LLC, Delayed Draw Term Loan C*	2.34%	7.13%	9.47%	7/31/2019	1,056	1,047	1,056	0.58
Aurora Diagnostics, LLC, Delayed Draw Term Loan D	2.34%	7.13%	9.47%	7/31/2019	173	173	173	0.10
Aurora Diagnostics, LLC, Revolver*	2.34%	7.13%	9.47%	7/31/2019	935	935	935	0.52
Aurora Diagnostics, LLC, Term Loan*	2.35%	7.13%	9.48%	7/31/2019	5,286	5,276	5,286	2.93
Community Care Health Network, LLC, Term Loan*	2.29%	4.75%	7.04%	2/16/2025	1,396	1,393	1,402	0.78
LifeScan Global Corp., Term Loan*	2.40%	6.00%	8.40%	10/1/2024	1,954	1,912	1,930	1.07
Maxor Acquisition, Inc., Term Loan*	2.37%	6.00%	8.37%	11/22/2023	8,967	8,890	8,888	4.92
Theragenics Corporation, Term Loan**	2.39%	12.00%	14.39%	12/23/2020	10,071	9,969	10,071	5.58
						49,921	50,135	27.78

Hotels, Restaurants and Leisure
AP Gaming I, LLC, Term Loan B*	2.24%	4.25%	6.49%	2/15/2024	9,875	9,855	9,924	5.50
Bravo Brio Restaurant Group, Inc., Term Loan*⁽⁴⁾	2.25%	6.50%	8.75%	5/24/2023	8,302	8,187	8,185	4.53
CircusTrix Holdings, LLC, Term Loan B*	2.24%	5.50%	7.74%	12/16/2021	6,001	5,950	5,949	3.30
HRI Holding Corp. (Houlihans Restaurants), Term Loan*	2.39%	6.25%	8.64%	12/17/2020	6,343	6,284	6,026	3.34
						30,276	30,084	16.67

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

September 30, 2018 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Household Products and Durables
Brown Jordan International Inc., Term Loan*	2.24%	5.00%	7.24%	1/31/2023	5,772	$5,739	$5,750	3.19%
CR Brands, Inc., Term Loan*⁽³⁾	2.11%	11.25%	13.36% PIK	12/31/2018	6,331	6,331	6,331	3.51
Innocor, Inc. (Comfort Holding, LLC), Term Loan*	2.24%	4.75%	6.99%	2/3/2024	1,992	1,938	1,918	1.06
NBG Acquisition Inc., Term Loan*	2.59%	5.50%	8.09%	4/26/2024	5,224	5,159	5,250	2.91
University Furnishings, L.P., Term Loan***⁽⁴⁾	2.08%	7.46%	9.54%	10/13/2022	9,500	9,396	9,500	5.26
						28,563	28,749	15.93

Internet Software and Services
Aptos, Inc., Term Loan*	2.24%	5.50%	7.74%	7/23/2025	7,814	7,738	7,765	4.30
Corel Corporation, Term Loan*⁽¹⁾⁽⁴⁾	2.31%	5.00%	7.31%	6/4/2024	5,470	5,418	5,497	3.04
Emtec Global Services Holdings, LLC, Revolver⁽³⁾	2.07%	16.25%	18.32% PIK	11/30/2020	429	429	429	0.24
Emtec Global Services Holdings, LLC, Term Loan**⁽³⁾	2.07%	16.25%	18.32% PIK	11/30/2020	3,592	3,575	3,592	1.99
Exela Intermediate LLC, Term Loan*⁽¹⁾	2.33%	6.50%	8.83%	7/12/2023	5,424	5,344	5,488	3.04
Intermedia Holdings, Inc., Term Loan*	2.36%	6.00%	8.36%	7/19/2025	2,750	2,728	2,757	1.53
LANDesk Group, Inc., Term Loan*	2.08%	4.25%	6.33%	1/20/2024	2,707	2,694	2,726	1.51
Lionbridge Technologies, Inc., Term Loan*	2.24%	5.50%	7.74%	2/28/2024	3,228	3,227	3,230	1.79
Newscycle Solutions, Inc., Delayed Draw Term Loan	2.10%	7.00%	9.10%	12/29/2022	802	802	788	0.44
Newscycle Solutions, Inc., Revolver	2.23%	7.00%	9.23%	12/29/2022	329	329	323	0.18
Newscycle Solutions, Inc., Term Loan*	2.24%	7.00%	9.24%	12/29/2022	8,767	8,619	8,614	4.77
RA Outdoors LLC (Active Network), Term Loan*	2.17%	4.75%	6.92%	9/11/2024	7,903	7,833	7,832	4.34
Vero Parent, Inc. (fka Syncsort Incorporated), Initial Term Loan (First Lien)*	2.24%	5.00%	7.24%	8/16/2024	8,910	8,810	8,906	4.93
						57,546	57,947	32.10

Leisure Products
Bass Pro Group, LLC, Initial Term Loan*	2.24%	5.00%	7.24%	9/25/2024	5,693	5,659	5,747	3.18
Confluence Outdoor, LLC, Delayed Draw Term Loan⁽³⁾	2.11%	10.75%	12.86% PIK	4/18/2019	968	967	872	0.48
Confluence Outdoor, LLC, Supplemental Loan⁽³⁾	2.12%	10.75%	12.87% PIK	11/29/2018	333	333	300	0.17
Confluence Outdoor, LLC, Term Loan⁽³⁾	2.11%	10.75%	12.86% PIK	4/18/2019	6,456	6,444	5,810	3.22
Playpower, Inc., Initial Term Loan (First Lien)*	2.39%	4.75%	7.14%	6/23/2021	1,392	1,389	1,399	0.77
						14,792	14,128	7.82

Media
Project Sunshine IV Pty Ltd, 2017 Incremental Term Loan*⁽¹⁾	2.24%	7.00%	9.24%	8/22/2022	5,328	5,267	5,328	2.95
						5,267	5,328	2.95

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

September 30, 2018 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Pharmaceuticals
Akorn, Inc., Loan*	2.25%	4.75%	7.00%	4/16/2021	2,000	$1,965	$1,935	1.07%
RiteDose Holdings I, Inc., Term Loan*	2.34%	6.75%	9.09%	9/13/2023	7,997	7,898	7,894	4.37
						9,863	9,829	5.44

Professional Services
Censeo Health LLC (Chloe Ox Parent, LLC), Term Loan*	2.39%	4.50%	6.89%	12/21/2024	1,880	1,863	1,882	1.04
						1,863	1,882	1.04

Semiconductors and Semiconductor Equipment
Ultra Clean Holdings, Inc., Term Loan*⁽¹⁾	2.24%	4.50%	6.74%	8/27/2025	2,715	2,674	2,678	1.48
						2,674	2,678	1.48

Technology Hardware, Storage and Peripherals
Elo Touch Solutions, Inc., Term Loan B*	2.25%	6.00%	8.25%	10/31/2023	4,328	4,291	4,355	2.41
Table Top Media, LLC, Lease**	N/A	10.00%	10.00%	10/15/2019	1,590	1,586	1,589	0.88
						5,877	5,944	3.29

Textiles, Apparel and Luxury Goods
Camuto Group LLC, Revolver*	5.00%	2.50%	7.50%	4/20/2019	8,900	8,724	8,945	4.95
Keeco Holdings, LLC, Term Loan*	2.17%	7.00%	9.17%	9/19/2023	4,385	4,342	4,342	2.41
Triangle Home Fashions, LLC, Term Loan**⁽⁴⁾	2.25%	6.75%	9.00%	3/9/2023	10,500	10,337	10,333	5.72
						23,403	23,620	13.08

Trading Companies and Distributors
Sprint Industrial Holdings, LLC, Term Loan (First Lien)*	2.39%	5.75%	8.14%	5/14/2019	4,688	4,684	4,512	2.50
						4,684	4,512	2.50

Transportation Services
Airxcel, Inc., Term Loan*	2.24%	4.50%	6.74%	4/27/2025	998	995	990	0.55
PS Holdco, LLC, Term Loan*	2.24%	4.75%	6.99%	3/13/2025	2,405	2,395	2,408	1.33
Sirva Worldwide, Term Loan*	2.24%	5.50%	7.74%	8/1/2025	2,654	2,635	2,654	1.47
						6,025	6,052	3.35

Total Debt Investments						$379,916	$373,099	206.67%

Financial Assets
Diversified Financial Services
GLC Trust 2013-2 Consumer Loan Pool⁽¹⁾⁽⁶⁾	N/A	N/A	N/A	N/A	577	$577	$536	0.30%
						577	536	0.30

Total Financial Assets						$577	$536	0.30%
See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

September 30, 2018 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Unfunded Commitments
Building Products
Global Integrated Flooring Systems Inc. (Camino Systems, Inc.), Revolver	N/A	0.75%	0.75%	2/15/2023	21	$—	$—	—%
						—	—	—

Commercial Services and Supplies
Del Mar Recovery Solutions, Inc., Revolver	N/A	0.75%	0.75%	6/27/2021	990	(9)	—	—
						(9)	—	—

Electrical Equipment
Luminii LLC, Revolver*⁽⁷⁾	N/A	0.50%	0.50%	4/11/2023	515	—	(5)	—
						—	(5)	—

Food Products
Gold Coast Bakeries, LLC, Revolver*	N/A	0.50%	0.50%	9/27/2022	396	—	—	—
						—	—	—

Healthcare Equipment and Services
AC Merger Sub, Inc. (Analogic), Revolver*⁽⁷⁾	N/A	0.50%	0.50%	6/22/2024	318	—	(3)	—
Aurora Diagnostics, LLC, Delayed Draw Term Loan D	N/A	3.00%	3.00%	7/31/2019	504	(9)	—	—
Aurora Diagnostics, LLC, Revolver*	N/A	0.38%	0.38%	7/31/2019	85	(2)	—	—
Maxor Acquisition, Inc., Revolver*⁽⁷⁾	N/A	0.50%	0.50%	11/22/2022	585	(5)	(5)	—
						(16)	(8)	—

Internet Software and Services
Emtec Global Services Holdings, LLC, Revolver	N/A	0.00%	0.00%	11/30/2020	179	(3)	—	—
Newscycle Solutions, Inc., Revolver⁽⁷⁾	N/A	0.50%	0.50%	12/29/2022	356	(12)	(6)	—
						(15)	(6)	—

Leisure Products
Confluence Outdoor, LLC, Supplemental Loan⁽⁷⁾	N/A	0.00%	0.00%	11/29/2018	999	—	(100)	(0.06)
						—	(100)	(0.06)

Pharmaceuticals
RiteDose Holdings I, Inc., Revolver*⁽⁷⁾	N/A	0.50%	0.50%	9/13/2023	537	(7)	(7)	—
						(7)	(7)	—

Total Unfunded Commitments						$(47)	$(126)	(0.06%)

Total Non-Control/Non-Affiliate Investments						$386,202	$380,268	210.65%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

September 30, 2018 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Affiliate Investments
Investments - United States
Common Equity
Oil, Gas and Consumable Fuels
Cochon – MWS Holdings LLC (fka Rooster Energy Ltd.), Common	N/A	N/A	N/A	N/A	99	$4,112	$2,698	1.49%
						4,112	2,698	1.49

Total Common Equity						$4,112	$2,698	1.49%

Total Non-Control/Affiliate Investments						$4,112	$2,698	1.49%

Total Investments - United States						$390,314	$382,966	212.14%

*	Denotes that all or a portion of the investment is held as collateral by Garrison Funding 2016-2 Ltd.
**	Denotes that all or a portion of the loan is held by Garrison Capital SBIC LP.
***	Denotes that all or a portion of the loan is held as collateral by both Garrison Funding 2016-2 Ltd. and Garrison Capital SBIC LP.

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

(1)

Not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”).  Under the 1940 Act, Garrison Capital Inc. (the “Company”) may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2018, 92.5% of the Company’s assets were qualifying assets.

(2)	Net of a profits interest payable to a third party upon any subsequent sales of Prosper Marketplace Series B Preferred Stock.
(3)	Interest is payable in cash, and/or payment-in-kind (“PIK”), or a combination thereof.
(4)

Investment is structured as a unitranche loan where we hold the last out component. As a result, in addition to the interest earned on the stated base rate and spread of this investment, the Company may have received additional interest during the nine months ended September 30, 2018 due to an arrangement between the Company and certain other lenders to the portfolio company. The additional interest received during the quarter has been annualized and included in the spread disclosed for this investment.

(5)	Investment is currently not income producing and placed on non-accrual status.
(6)

GLC Trust 2013-2 includes 280 small balance consumer loans with an average par of $2,062, a weighted average rate of 15.88% and a weighted average maturity of March 30, 2019. See Note 3 for additional information. See Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 for detail on underlying loans.

(7)	The negative fair value is the result of the unfunded commitments being valued below par. These amounts may or may not be funded to the borrowing party currently or in the future.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

September 30, 2018 (unaudited)

($ in thousands, except share amounts)

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

All debt investments were income producing as of September 30, 2018, unless otherwise noted. Common and preferred equity investments are not income-producing unless otherwise noted.

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
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Food Products
Diamond Crystal Brands, Inc., Term Loan**⁽⁴⁾	1.70%	7.75%	9.45%	7/29/2021	5,460	$5,419	$5,460	2.91%
Gold Coast Bakeries, LLC, Term Loan**⁽⁴⁾	1.57%	6.02%	7.59%	9/27/2022	6,729	6,618	6,617	3.53
Specialty Bakers LLC, Term Loan*⁽⁴⁾	1.37%	7.88%	9.25%	8/7/2019	9,539	9,473	9,443	5.03
						21,510	21,520	11.47

Healthcare Equipment and Services
ActivStyle, Inc., Term Loan**	1.38%	9.00%	10.38%	7/9/2020	8,311	8,237	8,311	4.43
Aurora Diagnostics, LLC, Delayed Draw Term Loan*	1.39%	7.13%	8.52%	7/31/2019	850	848	850	0.45
Aurora Diagnostics, LLC, Delayed Draw Term Loan B*	1.39%	7.13%	8.52%	7/31/2019	598	596	598	0.32
Aurora Diagnostics, LLC, Delayed Draw Term Loan C*	1.47%	7.13%	8.60%	7/31/2019	610	610	610	0.33
Aurora Diagnostics, LLC, Revolver*	1.66%	7.13%	8.79%	7/31/2019	544	543	544	0.29
Aurora Diagnostics, LLC, Term Loan*	1.39%	7.13%	8.52%	7/31/2019	5,387	5,369	5,387	2.87
Maxor Acquisition, Inc., Revolver*	1.59%	6.00%	7.59%	11/22/2022	66	66	65	0.03
Maxor Acquisition, Inc., Term Loan*	1.66%	6.00%	7.66%	11/22/2023	9,035	8,946	8,946	4.77
RCS Management Corporation (SMS), Term Loan B**	1.49%	10.50%	11.99%	7/29/2018	9,500	9,446	9,445	5.03
Theragenics Corporation, Term Loan**	1.70%	12.00%	13.70%	12/23/2020	8,217	8,122	8,217	4.38
						42,783	42,973	22.90

Hotels, Restaurants and Leisure
AP Gaming I, LLC, Term Loan B*	1.57%	5.50%	7.07%	2/15/2024	9,950	9,928	10,018	5.34
HRI Holding Corp. (Houlihans Restaurants), Term Loan*⁽⁴⁾	1.70%	7.54%	9.24%	12/17/2020	6,725	6,642	6,389	3.40
						16,570	16,407	8.74

Household Products and Durables
Brown Jordan International Inc., Term Loan*	1.69%	5.00%	6.69%	1/31/2023	5,893	5,853	5,893	3.14
CR Brands, Inc., Term Loan*⁽³⁾	1.37%	11.25%	12.62% PIK	6/30/2018	9,635	9,635	9,634	5.13
Lexmark Carpet Mills, Inc., Term Loan*⁽³⁾	1.34%	10.00% Cash + 1.00% PIK	12.34%	12/19/2019	8,714	8,629	8,629	4.60
NBG Acquisition Inc., Term Loan*	1.69%	5.50%	7.19%	4/26/2024	5,325	5,249	5,365	2.86
University Furnishings, L.P., Term Loan***⁽⁴⁾	1.36%	7.70%	9.06%	10/13/2022	9,500	9,377	9,500	5.06
						38,743	39,021	20.79

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2017

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Internet Software and Services
Aptos, Inc., Term Loan B*⁽⁴⁾	1.69%	6.75%	8.44%	9/1/2022	8,854	$8,716	$8,721	4.65%
ASG Technologies Group, Inc., Term Loan*	1.57%	4.75%	6.32%	7/31/2024	1,392	1,385	1,406	0.75
Dodge Data & Analytics LLC, Term Loan*	1.38%	8.75%	10.13%	10/31/2019	8,629	8,570	8,566	4.56
Emtec Global Services Holdings, LLC, Revolver⁽³⁾	1.35%	8.25% Cash + 4.00% PIK	13.60%	11/30/2020	353	353	353	0.19
Emtec Global Services Holdings, LLC, Term Loan**⁽³⁾	1.35%	8.25% Cash + 4.00% PIK	13.60%	11/30/2020	2,954	2,932	2,659	1.42
Exela Intermediate LLC, Term Loan*⁽¹⁾	1.36%	7.50%	8.86%	7/12/2023	5,132	5,038	4,972	2.65
Lionbridge Technologies, Inc., Term Loan*	1.57%	5.50%	7.07%	2/28/2024	1,419	1,412	1,414	0.75
Newscycle Solutions, Inc., Term Loan*	1.57%	7.00%	8.57%	12/29/2022	8,992	8,813	8,812	4.70
RA Outdoors LLC (Active Network), Term Loan*	1.46%	4.75%	6.21%	9/11/2024	7,963	7,883	7,884	4.20
Vero Parent, Inc. (fka Syncsort Incorporated), Initial Term Loan (First Lien)*	1.69%	5.00%	6.69%	8/16/2024	8,978	8,863	8,753	4.66
						53,965	53,540	28.53

Leisure Products
Bass Pro Group, LLC, Initial Term Loan*	1.57%	5.00%	6.57%	9/25/2024	5,736	5,699	5,714	3.04
Confluence Outdoor, LLC, Delayed Draw Term Loan*	1.36%	8.75%	10.11%	4/18/2019	999	994	989	0.53
Confluence Outdoor, LLC, Term Loan*	1.36%	8.75%	10.11%	4/18/2019	6,657	6,627	6,590	3.51
Kranos Acquisition Corp., Term Loan*	1.38%	10.00%	11.38%	4/30/2018	7,506	7,525	7,408	3.95
Playpower, Inc., Initial Term Loan (First Lien)*	1.69%	4.75%	6.44%	6/23/2021	957	963	960	0.51
						21,808	21,661	11.54

Machinery
Texas Hydraulics Holding, Inc., Term Loan**⁽⁴⁾	1.57%	9.34%	10.91%	2/17/2021	8,200	8,097	8,200	4.37
						8,097	8,200	4.37

Media
Project Sunshine IV Pty Ltd, 2017 Incremental Term Loan*⁽¹⁾	1.57%	7.00%	8.57%	8/22/2022	8,568	8,469	8,569	4.57
						8,469	8,569	4.57

Metals and Mining
Metal Services LLC (Phoenix), New Term Loans*	1.69%	7.50%	9.19%	6/30/2019	6,019	5,978	6,042	3.22
						5,978	6,042	3.22

Retailing
Western Convenience Stores, Inc., Term Loan*	1.38%	11.00%	12.38%	9/1/2019	9,000	8,850	9,000	4.80
						8,850	9,000	4.80
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
(4)

Investment is structured as a unitranche loan where we hold the last out component. As a result, in addition to the interest earned on the stated base rate and spread of this investment, the Company may have received additional interest for the year ended December 31, 2017 due to an arrangement between the Company and certain other lenders to the portfolio company. The additional interest received during the quarter has been annualized and included in the spread disclosed for this investment.

(5)	Investment is currently not income producing and placed on non-accrual status.
(6)

GLC Trust 2013-2 includes 516 small balance consumer loans with an average par of $4,196, a weighted average rate of 16.17% and a weighted average maturity of February 19, 2019. See Note 3 for additional information. See Exhibit 99.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 for detail on underlying loans.

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

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

($ in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Investment income
Interest income
Non-control/non-affiliate investments	$8,184	$7,835	$25,377	$24,120
Non-control/affiliate investments	—	—	—	148
Payment-in-kind	678	975	1,977	1,671
Other income	450	93	1,868	992
Total investment income	9,312	8,903	29,222	26,931

Expenses
Interest expense	2,981	2,220	8,285	6,483
Management fee	1,504	1,374	4,516	4,423
Incentive fee	—	—	—	—
Professional fees	326	255	918	596
Directors' fees	76	77	229	236
Administrator expenses	341	305	932	893
Other expenses	363	482	1,310	1,612
Total expenses	5,591	4,713	16,190	14,243
Management fee waived	—	—	—	(310)
Net expenses	5,591	4,713	16,190	13,933
Net investment income before excise taxes	3,721	4,190	13,032	12,998
Excise tax (benefit)/expense	(13)	5	—	39
Net investment income	3,734	4,185	13,032	12,959

Realized and unrealized (loss)/gain on investments
Net realized (loss)/gain on investments
Non-control/non-affiliate investments	(27)	(30)	(286)	573
Non-control/affiliate investments	—	—	—	—
Net change in unrealized (loss)/gain on investments
Non-control/non-affiliate investments	(2,218)	267	(4,973)	(7,772)
Non-control/affiliate investments	—	—	(1,414)	(3,251)
Net realized and unrealized (loss)/gain on investments	(2,245)	237	(6,673)	(10,450)

Net increase in net assets resulting from operations	$1,489	$4,422	$6,359	$2,509

Net investment income per common share	$0.23	$0.26	$0.81	$0.81
Net increase in net assets resulting from operations per common share	$0.09	$0.27	$0.40	$0.16
Basic weighted average common shares outstanding	16,049,352	16,049,352	16,049,352	16,049,352

Dividends and distributions declared per common share	$0.28	$0.28	$0.84	$0.84

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

($ in thousands, except share and per share amounts)

	Nine Months Ended
	September 30, 2018	September 30, 2017

Increase/(decrease) in net assets from operations:
Net investment income	$13,032	$12,959
Net realized (loss)/gain on investments	(286)	573
Net change in unrealized loss on investments	(6,387)	(11,023)
Net increase in net assets resulting from operations	6,359	2,509

Dividends and distributions to stockholders:
From net investment income	(13,482)	(13,482)
Total dividends and distributions to stockholders	(13,482)	(13,482)

Total decrease in net assets	(7,123)	(10,973)
Net assets at beginning of period	187,658	199,408
Net assets at end of period	$180,535	$188,435
Net asset value per share	$11.25	$11.74
Shares of common stock outstanding at end of period	16,049,352	16,049,352

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

($ in thousands, except share and per share amounts)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities
Net increase in net assets resulting from operations	$6,359	$2,509
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net accretion of discounts on investments	(975)	(981)
Net realized loss/(gain) on investments	286	(573)
Amortization of deferred debt issuance costs and discounts on notes payable	336	298
Net change in unrealized loss on investments	6,387	11,023
Payment-in-kind interest	(1,051)	(1,671)
Purchases of investments	(172,581)	(105,053)
Paydowns of investments	178,873	114,392
Sales of investments	825	419
Changes in operating assets and liabilities:
Decrease in due from counterparties	3,223	1,988
Decrease in due from affiliates	509	—
Decrease in accrued interest receivable	1,365	651
Increase in other assets	(96)	(77)
Increase in due to counterparties	13,120	—
Increase in payables to affiliates	1,649	1,546
Decrease in accrued interest payable	(77)	(174)
Increase/(decrease) in accrued expenses and other payables	82	(268)
Net cash provided by operating activities	38,234	24,029

Cash flows from financing activities
Distributions paid to stockholders	(13,482)	(13,482)
Payments for financing costs	(247)	—
Net proceeds from senior secured revolving note	800	—
Repayment of GLC Trust 2013-2 Class A note	—	(4,219)
Proceeds from Garrison SBIC borrowings	10,200	—
Net cash used in financing activities	(2,729)	(17,701)

Net increase in cash and restricted cash	35,505	6,328
Cash and restricted cash at beginning of period	19,516	22,946
Cash and restricted cash at end of period	$55,021	$29,274

Supplemental disclosure of cash flow information
Cash paid for interest expense	$8,274	$6,310
Supplemental disclosure of non-cash activities
Restructuring of portfolio investment	$4,112	$—

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications, which consist solely of normal accruals, necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

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

As a result, as of September 30, 2018 GARS has consolidated the results of Garrison Funding 2016-2 Ltd. (“GF 2016-2”), Garrison Capital SBIC, LP (“Garrison SBIC”), GLC Trust 2013-2 (“GLC Trust 2013-2”), Garrison Capital PL Holdings LLC, GIG Rooster Holdings I LLC and a series of limited liability companies that GARS created primarily to provide specific tax treatment for the minority equity and other investments held in these limited liability companies.

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

Cash and Cash Equivalents

As of September 30, 2018 and December 31, 2017, cash held in designated bank accounts with Deutsche Bank Trust Company Americas (the “Custodian”) was $28.8 million and $13.8 million, respectively. Cash held in designated bank accounts with other major financial institutions was $0.6 million and $1.1 million as of September 30, 2018 and December 31, 2017, respectively. At times, these balances may exceed federally insured limits and this potentially subjects the Company to a concentration of credit risk. The Company believes it is not exposed to any significant credit risk associated with the Custodian.

The Company defines cash equivalents as highly liquid financial instruments with original maturities of three months or less, including those held in overnight sweep bank deposit accounts. As of both September 30, 2018 and December 31, 2017, the Company held no cash equivalents.

Cash and Cash Equivalents, Restricted

As of both September 30, 2018 and December 31, 2017, restricted cash was held by GF 2016-2 in designated bank accounts with the Custodian. GF 2016-2 is required to use a portion of its cash to pay interest expense, reduce borrowings at the end of the investment period and to pay other amounts in accordance with the terms of the indenture governing the 2016-2 CLO, as defined in Note 4. As a result, funds held by GF 2016-2 are not available for general use by the Company.

As of both September 30, 2018 and December 31, 2017, the Company held no restricted cash equivalents.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

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

The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. As of both September 30, 2018 and December 31, 2017, the Company had one investment that was on non-accrual status.

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

September 30, 2018

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

September 30, 2018

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

September 30, 2018

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

September 30, 2018

2. Significant Accounting Policies and Recent Updates  – (continued)

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 will modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted. The Company is currently evaluating the impact ASU 2018-13 will have on the Company’s consolidated financial statements and disclosures.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

3. Investments

As of September 30, 2018, we held 98 investments across 77 portfolio companies with a fair value of $383.0 million.

The composition of the Company’s portfolio by industry at fair value as of September 30, 2018 and December 31, 2017 was as follows:

	Fair Value of Investments
Industry ($ in thousands)	As of September 30, 2018		As of December 31, 2017
Internet Software and Services	$57,941	14.9%	$53,510	13.5%
Healthcare Equipment and Services	51,604	13.5	44,362	11.2
Household Products and Durables	31,697	8.3	41,018	10.4
Hotels, Restaurants and Leisure	30,084	7.9	16,407	4.2
Commercial Services and Supplies	27,379	7.1	19,257	4.9
Textiles, Apparel and Luxury Goods	23,620	6.2	7,208	1.8
Food Products	23,198	6.1	21,520	5.5
Diversified Telecommunication Services	16,928	4.4	8,246	2.1
Auto Components	15,295	4.0	17,179	4.4
Leisure Products	14,028	3.7	21,661	5.5
Chemicals	11,778	3.1	17,957	4.5
Pharmaceuticals	9,822	2.6	7,933	2.0
Building Products	8,071	2.1	10,229	2.6
Diversified Financial Services	7,674	2.0	3,745	0.9
Electrical Equipment	7,225	1.9	-	-
Transportation Services	6,052	1.6	10,739	2.7
Technology Hardware, Storage and Peripherals	5,944	1.6	9,097	2.3
Media	5,328	1.4	8,569	2.2
Aerospace and Defense	4,746	1.2	8,203	2.1
Trading Companies and Distributors	4,512	1.2	4,359	1.1
Construction and Engineering	4,449	1.2	9,128	2.3
Containers and Packaging	3,118	0.8	-	-
Energy Equipment and Services	2,728	0.7	-	-
Oil, Gas and Consumable Fuels	2,698	0.7	9,840	2.5
Semiconductors and Semiconductor Equipment	2,678	0.7	-	-
Air Freight and Logistics	2,487	0.6	19,432	4.9
Professional Services	1,882	0.5	1,889	0.5
Retailing	-	-	9,000	2.3
Machinery	-	-	8,200	2.1
Metals and Mining	-	-	6,042	1.5
	$382,966	100.0%	$394,730	100.0%

Refer to the consolidated schedules of investments for a detailed disaggregation of the Company’s investments by industry.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

3. Investments – (continued)

The following tables summarize the valuation of the Company’s investments measured at fair value based on the fair value hierarchy, as detailed in Note 2, as of both September 30, 2018 and December 31, 2017:

	As of September 30, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Investments(1)	$—	$—	$372,973	$372,973
Preferred Equity Investment	—	—	640	640
Common Equity Investments	—	—	8,817	8,817
Financial Assets	—	—	536	536
	$—	$—	$382,966	$382,966

(1)	Included in senior secured investments are loans structured as first lien, last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.

	As of December 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Investments(1)	$—	$—	$387,480	$387,480
Preferred Equity Investment	—	—	640	640
Common Equity Investments	—	—	4,584	4,584
Financial Assets	—	—	2,026	2,026
	$—	$—	$394,730	$394,730

(1)	Included in senior secured investments are loans structured as first lien, last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.

The net change in unrealized loss attributable to the Company’s Level 3 assets for the nine months ended September 30, 2018 included in the net change in unrealized loss on investments in the Company’s consolidated statement of operations was $6.4 million. The net change in unrealized loss attributable to the Company’s Level 3 assets for the nine months ended September 30, 2017 included in the net change in unrealized loss on investments in the Company’s consolidated statement of operations was $11.0 million.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

3. Investments – (continued)

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the nine months ended September 30, 2018:

	Nine Months Ended September 30, 2018
	Senior Secured	Preferred Equity	Common Equity	Financial
($ in thousands)	Investments	Investments	Investments	Assets	Total
Fair value, beginning of period	$387,480	$640	$4,584	$2,026	$394,730
Total net realized and unrealized (loss)/gain on investments(1)	(5,057)	—	(1,084)	38	(6,103)
Total net accretion of discounts on investments	975	—	—	—	975
Purchases/issuances(2)	168,315	—	5,317	—	173,632
Sales	(1,395)	—	—	—	(1,395)
Paydowns(2)	(177,345)	—	—	(1,528)	(178,873)
Fair value, end of period	$372,973	$640	$8,817	$536	$382,966

(1)

Net change in unrealized loss on investments attributable to our Level 3 assets still held as of September 30, 2018 totaled $6.6 million and consisted of the following: Net unrealized losses on Senior Secured Investments and Common Equity Investments of $5.6 million and $1.1 million, respectively. These were offset by unrealized gains of $0.1 million on our portfolio of Financial Assets.

(2)	Includes non-cash restructurings of portfolio investments of $4.1 million. There were no transfers of investments between levels for the nine months ended September 30, 2018.

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the nine months ended September 30, 2017:

	Nine Months Ended September 30, 2017
	Senior Secured	Preferred Equity	Common Equity	Financial
($ in thousands)	Investments	Investments	Investments	Assets	Total
Fair value, beginning of period	$363,960	$2,086	$3,902	$6,756	$376,704
Total net realized and unrealized (loss)/gain on investments(1)	(9,198)	(1,446)	558	(170)	(10,256)
Total net accretion of discounts on investments	981	—	—	—	981
Purchases/issuances(2)	106,724	—	—	—	106,724
Sales	(419)	—	—	—	(419)
Paydowns(2)	(110,776)	—	—	(3,819)	(114,595)
Fair value, end of period	$351,272	$640	$4,460	$2,767	$359,139

(1)

Net change in unrealized loss on investments attributable to our Level 3 assets still held at September 30, 2017 totaled $10.5 million, consisting of the following: Senior Secured Investments of $9.8 million, Preferred Equity Investments of $1.4 million, offset by unrealized gains on Common Equity Investments of $0.6 million and Financial Assets of $0.1 million.

(2)	There were no non-cash restructuring of portfolio investments or transfers of investments between levels for the nine months ended September 30, 2017.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

3. Investments – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at September 30, 2018:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range				Weighted
($ in thousands)	September 30, 2018	Technique	Input	Low		High		Average
Senior Secured Investments	$372,973	Comparable yield approach	Market rate(1)	6.1%		33.5%		9.3%
		Market comparable companies	EBITDA multiple(4)	2.0	x	19.9	x	7.1	x

Equity Investments(2)	9,457	Market comparable companies	EBITDA multiple	6.0	x	10.0	x	7.3	x
			Origination fees multiple	3.0	x	3.0	x	3.0	x
			Recovery Rate	61.3%		84.7%		67.1%
		Discounted cash flows	Discount rate	10.0%		15.0%		12.1%

Financial Assets(3)	536	Discounted cash flows	Interest rate	9.8%		27.7%		15.9%
			Conditional prepayment rate	0.0%		16.7%		15.7%
			Cumulative default rate	0.0%		18.9%		13.9%
			Discount rate	7.0%		7.0%		7.0%
Total	$382,966

(1)

Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

(2)	Includes preferred and common equity.
(3)

Financial Assets are valued by the level of risk associated with the underlying loans measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, the borrower’s credit score obtained from an official credit reporting agency at origination, debt-to-income ratios at origination, information from the borrower’s credit report at origination, as well as the borrower’s self-reported income range, occupation and employment status at origination. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of September 30, 2018, 10.8%, 40.1%, 37.7%, 10.3%, 1.1% and 0.0% of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively. See Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 for detail on the underlying loans.

(4)

Excludes non-operating portfolio companies, which we define as being collateralized by proved developed producing (“PDP”) value, real estate or other hard assets. PDPs are proven commodity revenues that can be produced with existing wells. As of September 30, 2018, our portfolio included non-operating portfolio companies of $16.8 million and $16.9 million of par value and fair value, respectively, which were excluded.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

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
(4)

Financial Assets are valued by the level of risk associated with the underlying loans measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, the borrower’s credit score obtained from an official credit reporting agency at origination, debt-to-income ratios at origination, information from the borrower’s credit report at origination, as well as the borrower’s self-reported income range, occupation and employment status at origination. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of December 31, 2017, 11.9%, 38.1%, 38.6%, 9.4%, 2.0% and 0.0%, of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively. See Exhibit 99.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 for detail on the underlying loans.

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

September 30, 2018

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

The terms of the Debt Investments may provide for us to extend to a borrower additional credit or provide funding for any unfunded portion of such Debt Investments at the request of the borrower. This exposes us to potential liabilities that are not reflected on the consolidated statements of financial condition. As of September 30, 2018 and December 31, 2017, the Company had $5.5 million and $8.7 million of unfunded commitments, respectively.

4. Financing

As of September 30, 2018, the total carrying value of the Company’s aggregate debt outstanding was $243.5 million with a weighted average effective interest rate of 4.8% and a weighted average stated maturity date of July 22, 2027.

The table below provides additional details of the Company’s outstanding debt by type and tranche of debt, including the weighted average interest rates and the weighted average effective interest rates, inclusive of the effects of deferred debt issuance costs, as of September 30, 2018:

September 30, 2018 ($ in thousands)	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate	Effective Interest Rate	Rating(1)	Stated Maturity(4)
2016-2 CLO Secured Notes:
Class A-1R Notes	$20,500	$20,500	LIBOR + 2.20%(2)	4.60%	AAA(sf)	9/29/2027
Class A-1F Notes	24,740	25,000	3.41%	3.55%	AAA(sf)	9/29/2027
Class A-1T Notes	87,119	88,150	LIBOR + 2.20%	4.68%	AAA(sf)	9/29/2027
Class A-2 Notes	20,390	20,700	LIBOR + 3.15%	5.69%	AA(sf)	9/29/2027
Class B Notes	20,981	21,450	LIBOR + 4.00%	6.65%	A (sf)	9/29/2027
Class C Notes	11,438	11,700	LIBOR + 6.00%	8.68%	BBB(sf)	9/29/2027
Subtotals / weighted averages	185,168	187,500	4.92%	5.11%		9/29/2027
Garrison SBIC Borrowings:
SBIC 2018-10 A	22,257	23,000	3.53%(3)	3.95%	N/A	3/1/2028
SBIC 2017-10 A	6,781	6,980	3.47%(3)	3.87%	N/A	3/1/2027
SBIC 2016-10 B	3,227	3,320	2.79%(3)	3.19%	N/A	9/1/2026
SBIC 2016-10 A	12,371	12,700	3.25%(3)	3.65%	N/A	3/1/2026
SBIC 2015-10 B	13,661	14,000	3.57%(3)	3.97%	N/A	9/1/2025
Subtotals / weighted averages	58,297	60,000	3.43%	3.84%		12/16/2026

Totals / weighted averages	$243,465	$247,500	4.56%	4.80%		7/22/2027

(1)	Represents an S&P rating as of the closing of GF 2016-2’s $300.0 million collateralized loan obligation (the “2016-2 CLO”).
(2)	May bear interest at either the CP Rate (as defined in the governing indenture) or LIBOR.
(3)	Represents the stated interest rate and annual charge of our debentures guaranteed by the U.S. Small Business Administration (the “SBA”).
(4)

The indenture governing the 2016-2 CLO permits the repricing or refinancing of the secured notes issued as part of the 2016-2 CLO which may result in the actual maturity of the existing notes occurring prior to their stated maturity.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

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

In accordance with the 1940 Act, with certain limited exceptions, prior to August 14, 2018 the Company was allowed to borrow up to amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing excluding SBA Debentures of Garrison SBIC per the Company’s exemptive relief from the Securities and Exchange Commission (the “SEC”). Effective August 14, 2018, the asset coverage requirements applicable to the Company under the 1940 Act were reduced to 150%. As of September 30, 2018 and December 31, 2017, the Company’s asset coverage for borrowed amounts was 196.3% and 200.5%, respectively. As of September 30, 2018, the Company’s total leverage capacity of the Class A-1R Notes under the 2016-2 CLO was $25.0 million.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

4. Financing  – (continued)

Collateralized Loan Obligation Financings

On September 29, 2016, GF 2016-2 completed the 2016-2 CLO, the proceeds of which were utilized, along with cash on hand, to refinance notes issued under a previous collateralized loan obligation. The notes offered in the 2016-2 CLO (the “2016-2 Notes”) were issued by GF 2016-2 through a private placement and were comprised of: (i) $25.00 million of AAA(sf) Class A-1R Senior Secured Revolving Floating Rate Notes (“Class A-1R Notes”); (ii) $88.15 million of AAA(sf) Class A-1T Senior Secured Floating Rate Notes (“Class A-1T Notes”); (iii) $25.00 million of AAA(sf) Class A-1F Senior Secured Fixed Rate Notes (“Class A-1F Notes”); (iv) $20.70 million of AA(sf) Class A-2 Senior Secured Floating Rate Notes (“Class A-2 Notes” and collectively with the Class A-1R Notes, the Class A-1T Notes and the Class A-2F Notes, the “Class A Notes”); (v) $21.45 million of A(sf) Class B Secured Deferrable Floating Rate Notes (“Class B Notes”); (vi) $11.70 million of BBB(sf) Class C Secured Deferrable Floating Rate Notes (“Class C Notes” and collectively, the Class A Notes, Class B Notes and Class C Notes are referred to as the “Secured Notes”); and (vii) $108.00 million of subordinated notes (“Subordinated Notes”), which do not have a stated interest rate, are not rated and were retained by GARS. The 2016-2 Notes were scheduled to mature on September 29, 2027. The 2016-2 Notes were refinanced on October 18, 2018. See Note 11 – “Subsequent Events”.

As noted above, subject to the asset coverage limitations applicable to the Company under the 1940 Act, the Company had $4.5 million and $1.0 million of available leverage capacity in the Class A-1R Notes under the 2016-2 CLO as of September 30, 2018 and December 31, 2017, respectively. The fair value of the 2016-2 Notes approximated their carrying values on the consolidated statements of financial condition as of September 30, 2018 and December 31, 2017.

The indenture governing the 2016-2 Notes provided that, to the extent cash was available from cash collections, the holders of the 2016-2 Notes were to receive quarterly interest payments on the 20th day or, if not a business day, the next succeeding business day of February, May, August and November of each year until the stated maturity.

Collateralized Loan Obligation Financing Covenants

Under the documents governing the 2016-2 CLO, there were two coverage tests applicable to the Secured Notes as of September 30, 2018. The first test compared the amount of interest received on the collateral loans held by GF 2016-2 to the amount of interest payable on the Secured Notes under the 2016-2 CLO in respect of the amounts drawn and certain expenses. To meet this first test, at any time, the aggregate amount of interest received on the collateral loans must equal, after the payment of certain fees and expenses, at least 135.0% of the aggregate amount of interest payable on the Class A Notes, 125.0% of the interest payable on the Class A Notes and Class B Notes, taken together, and 115% of the interest payable on the Class A Notes, Class B Notes and Class C Notes, taken together.

The second test compared the aggregate principal amount of the collateral loans, as calculated in accordance with the indenture, to the aggregate outstanding principal amount of the Secured Notes in respect of the amounts drawn. To meet this second test at any time, the aggregate principal amount of the collateral loans must equal at least 173.4% of the aggregate outstanding principal amount of the Class A Notes, 156.1% of the aggregate principal amount of the Class A Notes and Class B Notes, taken together, and 148.1% of the aggregate outstanding principal amount of the Class A Notes, Class B Notes and Class C Notes, taken together.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

4. Financing  – (continued)

Collateralized Loan Obligation Financings (continued)

Collateralized Loan Obligation Financing Covenants (continued)

If the coverage tests were not satisfied with respect to a quarterly payment date, GF 2016-2 was required to apply available amounts to the repayment of interest on and principal of the 2016-2 Notes to the extent necessary to satisfy the applicable coverage tests and, as a result, there may be reduced funds available for GF 2016-2 to make additional investments or to make distributions on the Subordinated Notes held by the Company. Additionally, compliance was measured on each day collateral loans are purchased, originated or sold and in connection with monthly reporting to the note holders.

Furthermore, if under the second coverage test the aggregated principal amount of the collateral loans equaled 125.0% or less of the aggregate outstanding principal amount on the Class A-1T Notes and Class A-1R Notes, taken together, and remained so for ten business days, an event of default would be deemed to have occurred. As of September 30, 2018 and December 31, 2017, the trustee for the 2016-2 CLO has asserted that all of the coverage tests were met.

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

As of September 30, 2018, Garrison SBIC had regulatory capital of $36.1 million and total SBIC borrowings outstanding of $60.0 million. The fair value of the SBIC borrowings approximated the carrying value on the consolidated statements of financial condition as of both September 30, 2018 and December 31, 2017. As of September 30, 2018, the Company had $10.0 million of remaining SBIC leverage capacity available.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

4. Financing  – (continued)

GLC Trust 2013-2 Notes

On July 18, 2014, the Company completed a $39.2 million term debt securitization, and the notes offered thereby (the “GLC Trust 2013-2 Notes”) were collateralized by a consumer loan portfolio (the “Financial Assets”). The GLC Trust 2013-2 Notes consisted of $36.9 million of Class A Notes (“GLC Trust 2013-2 Class A Notes”) and $2.3 million of Class B Notes (“GLC Trust 2013-2 Class B Notes”). The GLC Trust 2013-2 Class A Notes bore interest at a rate of 3.00%. The Company retained the GLC Trust 2013-2 Class B Notes. The GLC Trust 2013-2 Notes were fully paid down in November 2017, and the GLC Trust entity was dissolved in June 2018.

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

As of both September 30, 2018 and December 31, 2017, the Company’s debt issuance costs and original issue discounts were generally incurred as a result of the 2016-2 CLO and the Company’s SBIC borrowings. The 2016-2 CLO costs typically represented facility fees, rating agency fees and other legal costs incurred when we refinanced a previous CLO. The SBIC borrowings carry fees that consist of a 1.00% fee on the total commitments received and a 2.00% leverage fee, 0.375% underwriting fee and a 0.05% administrative fee on any SBA borrowings that are drawn.

As of September 30, 2018, $4.3 million of deferred debt issuance costs and discounts on our notes payable remained on our consolidated statements of financial condition and was comprised of $2.5 million related to the 2016-2 CLO and $1.8 million related to the Company’s SBIC borrowings. As of December 31, 2017, $4.4 million of deferred debt issuance costs and discounts on our notes payable remained on our consolidated statements of financial condition and was comprised of $2.7 million related to the 2016-2 CLO and $1.7 million related to the Company’s SBIC borrowings. During both the nine months ended September 30, 2018 and 2017, interest expense on our consolidated statements of operations included $0.3 million of amortization related to the debt issuance costs and original issue discounts on our liabilities.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

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

GARS entered into an investment advisory agreement with the Investment Adviser, most recently amended and restated on August 14, 2018 (the “Fifth Amended and Restated Investment Advisory Agreement”), which entitles the Investment Adviser to a management fee and an incentive fee, both of which are described further below.

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

September 30, 2018

5. Related Party Transactions and Other Agreements – (continued)

Management Fee

The Fifth Amended and Restated Investment Advisory Agreement, which is effective as of August 14, 2018, modifies the base management fee payable to the Adviser to an annual rate of 1.50% of the Company's average gross assets, excluding cash or cash equivalents but including assets purchased with borrowed funds, at the end of each of the two most recently completed calendar quarters; provided, however, the base management fee will be calculated at an annual rate of 1.00% of the average value of the Company’s gross assets, excluding cash or cash equivalents but including assets purchased with borrowed funds, that exceeds the product of (i) 200% and (ii) the Company’s average net assets at the end of each of the two most recently completed calendar quarters.  For the avoidance of doubt, the 200% will be calculated in accordance with the 1940 Act and will give effect to the Company’s exemptive relief with respect to SBIC debentures.

From May 3, 2017 until August 13, 2018, the base management fee was calculated at an annual rate of 1.50% of the Company’s gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds, and was payable quarterly in arrears. Prior to May 3, 2017, the management fee was calculated at an annual rate of 1.75% of gross assets, excluding cash and cash equivalents, and cash equivalents, restricted, but including assets purchased with borrowed funds.

The following table details our management fee expenses for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended		Nine Months Ended
Management Fees ($ in thousands)	September 30,2018	September 30,2017	September 30,2018	September 30,2017
Management fee	$1,504	$1,374	$4,516	$4,423
Management fee waived	—	—	—	(310)
Total management fees, net of waived fees	$1,504	$1,374	$4,516	$4,113

Management fees in the amount of $1.5 million and $0.1 million were payable as of September 30, 2018 and December 31, 2017, respectively, and are included in management fee payable on the consolidated statements of financial condition.

Incentive Fee Overview

Under the Fifth Amended and Restated Investment Advisory Agreement, the Investment Adviser is entitled to an incentive fee consisting of two components and a cap and deferral mechanism. The two components are independent of each other, and may result in one component being payable even if the other is not. There were no changes made to the calculation of the incentive fee in conjunction with executing the Fifth Amended and Restated Investment Advisory Agreement, effective August 14, 2018.

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

September 30, 2018

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

The second component, which is capital gains-based, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Fifth Amended and Restated Investment Advisory Agreement, as of the termination date) and equals 20% of the Company’s cumulative aggregate realized capital gains through the end of such year, computed net of the Company’s aggregate cumulative realized capital losses and aggregate cumulative unrealized capital loss through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees and subject to the Incentive Fee Cap and Deferral Mechanism described below. The capital-gains component of the incentive fee excludes any portion of realized gains/(losses) that are associated with the reversal of any portion of unrealized gain/(loss) attributable to periods prior to April 1, 2013. The capital gains component of the incentive fee is not subject to any minimum return to stockholders.

In addition, under U.S. GAAP, we are required to accrue a capital gains incentive fee based upon the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital gain and loss on investments held at the end of each period. If such amount is positive at the end of a period, then the Company will record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. There were no accrued capital gains incentive fees as of September 30, 2018 and December 31, 2017.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

5. Related Party Transactions and Other Agreements – (continued)

The Fifth Amended and Restated Investment Advisory Agreement does not permit unrealized capital gains for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital gains, if any, will not be paid to the Investment Adviser until realized under the terms of the Fifth Amended and Restated Investment Advisory Agreement (as described above).

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

The following table provides a breakdown of our incentive fees for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended		Nine Months Ended
Incentive Fees ($ in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Income-based incentive fees	$522	$837	$2,382	$1,955
Capital gains-based incentive fees	—	—	—	—
Incentive fees subject to cap & deferral mechanism(1)	(522)	(837)	(2,382)	(1,955)
Total incentive fees	$—	$—	$—	$—

(1)

As of September 30, 2018, we had cumulative net realized and unrealized capital losses in excess of our Pre-Incentive Fee Net Investment Income, resulting in zero Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period. As a result, as of September 30, 2018, no aggregate incentive fees were payable to the Investment Adviser during the Incentive Fee Look-back Period. As of September 30, 2018, no incentive fees had been paid to the Investment Adviser during the Incentive Fee Look-back Period.

However, as noted above, no incentive fee will be paid to the Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to our Investment Adviser for the Incentive Fee Look-back Period would exceed 20% of our Cumulative Pre-Incentive Fee Net Return during the applicable Incentive Fee Look-back Period. To the extent unrealized capital losses incurred as of September 30, 2018 are reversed within the applicable Incentive Fee Look-back Period, the corresponding increase in our Cumulative Pre-Incentive Fee Net Return may result in the Investment Adviser earning and being paid up to $9.9 million of income based incentive fees which are currently subject to the Incentive Fee Cap.

Realized and unrealized capital gains and losses and pre-incentive net investment income earned during the three months ended September 30, 2018 will cease to impact the Incentive Fee Cap and Deferral after September 30, 2021.

The Investment Adviser earned aggregate incentive fees of $0.5 million and $2.4 million for the three and nine months ended September 30, 2018. The Investment Adviser earned aggregate incentive fees of $0.8 million and $2.0 million for the three and nine months ended September 30, 2017. However, none of the incentive fees earned for the three and nine months ended September 30, 2018 and September 30, 2017 were payable due to the Incentive Fee Cap. In addition, no incentive fees were payable on the consolidated statements of financial condition as of September 30, 2018 and December 31, 2017 due to the Incentive Fee Cap.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

5. Related Party Transactions and Other Agreements – (continued)

Administration Agreement

GARS entered into an administration agreement, which was effective as of October 9, 2012 (the “Administration Agreement”), with GARS Administrator. Under the Administration Agreement, the GARS Administrator provides the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as the GARS Administrator, subject to review by the Board, from time to time determines to be necessary or useful to perform its obligations under the Administration Agreement. The GARS Administrator is responsible for the financial and other records that the Company is required to maintain and prepares reports to stockholders, and reports and other materials filed with the SEC. The GARS Administrator provides on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance. No managerial assistance was provided to any portfolio companies during the three and nine months ended September 30, 2018 and September 30, 2017.

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

Administrator charges for the three and nine months ended September 30, 2018 were $0.3 million and $0.9 million, respectively. GARS Administrator charges for the three and nine months ended September 30, 2017 were $0.3 million and $0.9 million, respectively. No charges were waived by the GARS Administrator for the three and nine months ended September 30, 2018 and September 30, 2017. As of September 30, 2018, $0.2 million of administration fees were payable to the GARS Administrator. No administration fees were payable to the GARS Administrator as of December 31, 2017.

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

For the three and nine months ended September 30, 2018, independent directors earned Directors’ Fees of $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2017, independent directors earned Directors’ Fees of $0.1 million and $0.2 million, respectively.  No Directors’ Fees were payable as of September 30, 2018 and December 31, 2017.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

5. Related Party Transactions and Other Agreements – (continued)

Affiliated Stockholders

As of both September 30, 2018 and December 31, 2017, Garrison Capital Fairchild I Ltd., Garrison Capital Fairchild II Ltd. and Garrison Capital Adviser Holdings MM LLC owned an aggregate of 789,910, or 4.9%, of the total outstanding shares of GARS common stock. As of September 30, 2018 and December 31, 2017, the officers and directors of the Company owned an aggregate of approximately 238,500, or 1.5%, of the total outstanding shares of GARS common stock.

Other Agreements

Garrison Loan Agency Services LLC acts as the administrative and collateral agent for certain loans held by the Company. No fees were paid by the Company to Garrison Loan Agency Services LLC for its services during the three and nine months ended September 30, 2018 and September 30, 2017.

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

GARS entered into a custody agreement with Deutsche Bank Trust Company Americas to act as custodian for GARS. The Custodian was also the trustee of the 2016-2 CLO and is the custodian for Garrison SBIC.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

6. Financial Highlights

The following table represents financial highlights for the Company for the nine months ended September 30, 2018 and September 30, 2017:

	Nine Months Ended
Per share data ($ in thousands, except share and per share amounts)	September 30, 2018	September 30, 2017
Net asset value per common share at beginning of period	$11.69	$12.42
Increase in net assets from operations:
Net investment income	0.81	0.81
Net realized (loss)/gain on investments	(0.02)	0.04
Net unrealized loss on investments	(0.39)	(0.69)
Net increase in net assets resulting from operations	0.40	0.16
Stockholder transactions
Distributions from net investment income	(0.84)	(0.84)
Total stockholder transactions	(0.84)	(0.84)
Net asset value per common share at end of period	$11.25	$11.74

Per share market value at beginning of period	$8.11	$9.35
Per share market value at end of period	$8.28	$8.43
Total book return(1)	3.42%	1.29%
Total market return(2)	12.88%	(0.93)%
Common shares outstanding at beginning of period	16,049,352	16,049,352
Common shares outstanding at end of period	16,049,352	16,049,352
Weighted average common shares outstanding	16,049,352	16,049,352
Net assets at beginning of period	$187,658	$199,408
Net assets at end of period	$180,535	$188,435
Average net assets(3)	$184,556	$191,194
Ratio of net expenses to average net assets(4)	11.70%	9.74%
Ratio of net investment income to average net assets(4)	9.41%	9.04%
Ratio of portfolio turnover to average investments at fair value(5)	44.71%	28.92%
Asset coverage ratio(6)	196.29%	212.28%
Average outstanding debt(7)	$235,316	$202,790
Average debt per common share	$14.66	$12.64

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
(4)

During the nine months ended September 30, 2018, $2.4 million of income-based incentive fees were capped as a result of the Incentive Fee Cap and Deferral Mechanism. Had these incentive fees been earned, the ratio of net investment income to average net assets and the ratio of net expenses to average net assets would have been 7.69% and 13.42%, respectively.

(5)	Calculated based on monthly average investments at fair value.
(6)

Effective as of August 14, 2018, in accordance with the 1940 Act, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowings. Prior to August 14, 2018, the Company was allowed to borrow amounts such that its asset coverage is at least 200% after such borrowing. Based on the exemptive relief received from the SEC in 2015, Garrison SBIC’s SBA guaranteed debentures are excluded from the Company’s asset coverage test calculation.

(7)	Calculated based on monthly average debt outstanding.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

7. Earnings per Share

 The following table sets forth the computation of the net increase/(decrease) in net assets per share resulting from operations, pursuant to FASB ASC 260, Earnings per Share, for the nine months ended September 30, 2018 and September 30, 2017:

	Nine Months Ended
($ in thousands, except per share data)	September 30, 2018	September 30, 2017
Net increase in net assets resulting from operations	$6,359	$2,509
Basic weighted average common shares outstanding	16,049,352	16,049,352
Basic earnings per share	$0.40	$0.16

8. Stockholders’ Equity

Distributions

 The Company’s dividends and distributions are recorded on the ex-dividend date. The following table reflects the cash distributions declared on common stock for the nine months ended September 30, 2018 and September 30, 2017:

Record Dates ($ in thousands except per share data)	Date Declared	Payment Date	Distribution Declared	Distribution Declared per Share
Nine Months Ended September 30, 2018
September 7, 2018	July 31, 2018	September 21, 2018	$4,494	$0.28
June 8, 2018	May 1, 2018	June 22, 2018	4,494	0.28
March 23, 2018	February 28, 2018	March 29, 2018	4,494	0.28
			$13,482	$0.84

Record Dates ($ in thousands except per share data)	Date Declared	Payment Date	Distribution Declared	Distribution Declared per Share
Nine Months Ended September 30, 2017
September 8, 2017	August 1, 2017	September 22, 2017	$4,494	$0.28
June 9, 2017	May 2, 2017	June 23, 2017	4,494	0.28
March 23, 2017	February 28, 2017	March 30, 2017	4,494	0.28
			$13,482	$0.84

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

8. Stockholders’ Equity – (continued)

Dividend Reinvestment Plan

The Company adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if the Board declares a cash dividend or other distribution, then our stockholders who have not ‘opted out’ of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, which may be newly issued shares or shares acquired by American Stock Transfer & Trust Company, LLC (“AST”), the transfer and dividend paying agent and registrar to GARS, through open-market purchases, rather than receiving the cash distribution. As of September 30, 2018 and December 31, 2017, no new shares were issued pursuant to the dividend reinvestment plan.

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

9. Commitments and Contingencies

The Company had outstanding commitments to fund investments totaling $5.5 million and $8.7 million under various undrawn revolvers and other credit facilities as of September 30, 2018 and December 31, 2017, respectively.

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

September 30, 2018

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

The following tables show the activity for our non-control/affiliate investments:

	Nine Months Ended September 30, 2018
Portfolio Company ($ in thousands)	Fair value at December 31, 2017	Purchases (cost)	Sales (cost)	Transfer in/ (out) (cost)	Net unrealized losses	Fair value at September 30, 2018	Net realized losses	Interest and fee income	Dividend income(1)
Non-control affiliate investments
Cochon – MWS Holdings LLC (fka Rooster Energy Ltd.)	$—	$4,112	$—	$—	$(1,414)	$2,698	$—	$—	$84
Total non-control affiliate investments	$—	$4,112	$—	$—	$(1,414)	$2,698	$—	$—	$84

(1)	Dividend Income is recorded and classified as other income and included in investment income on the consolidated statement of operations.
	Nine Months Ended September 30, 2017
Portfolio Company ($ in thousands)	Fair value at December 31, 2016	Purchases (cost)	Sales (cost)	Transfer in/ (out) (cost)	Net unrealized losses	Fair value at September 30, 2017	Net realized losses	Interest and fee income	Dividend income
Non-control affiliate investments
Speed Commerce Operating Company LLC(1)	$3,103	$148	$—	$—	$(3,251)	$—	$—	$148	$—
Total non-control affiliate investments	$3,103	$148	$—	$—	$(3,251)	$—	$—	$148	$—

(1)	Comprised of two investments, including the Closing Date Term Loan and Delayed Draw Term Loan.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2018

11. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these financial statements. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

CLO Refinancing

On October 18, 2018, the Company completed a $420.0 million collateralized loan obligation transaction. The notes offered in the collateralized loan obligation (the “2018-2 Notes”) were issued by Garrison Funding 2018-2 Ltd., formerly, GF 2016-2 (the “Issuer”), and Garrison Funding 2018-2 LLC, formerly, Garrison Funding 2016-2 LLC (together with the Issuer, the “Co-Issuers”), and are backed by a diversified portfolio of primarily senior secured loans.  The transaction was executed through a private placement and was structured as follows:

As of the Closing Date: October 18, 2018 ($ in thousands)	Commitment Amount	Outstanding Principal at Par	Interest Rate(1)	Issue Price	Rating(2)	Stated Maturity(3)
2018-2 CLO Notes
2018-2 Class A-1R Notes(4)	$50,000	$—	LIBOR + 1.58%	100.00%	AAA(sf)	11/29/2029
2018-2 Class A-1T Notes	170,400	170,400	LIBOR + 1.58%	100.00%	AAA(sf)	11/29/2029
2018-2 Class A-2 Notes	55,100	55,100	LIBOR + 2.45%	100.00%	AA(sf)	11/29/2029
2018-2 Class B Notes(5)	36,500	18,250	LIBOR + 3.17%	99.50%	A (sf)	11/29/2029

Totals / weighted averages	$312,000	$243,750	LIBOR + 1.74%	99.94%		11/29/2029

(1)

The 2018-2 Class A-1R Notes may bear interest at either 1) the CP Rate (as defined in the governing indenture) or LIBOR for the portion of notes that are funded or 2) 1.00% for the portion of the notes that are unfunded. The Weighted Average Interest Rate of LIBOR + 1.74% is based on the aggregated amount of notes outstanding as of the 2018-2 CLO closing date and would be LIBOR + 1.92% on a fully funded basis.

(2)

Represents S&P and DBRS ratings for the 2018-2 Class A-1R Notes and the 2018-2 Class A-1T Notes and S&P-only ratings for the 2018-2 Class A-2 Notes and 2018-2 Class B Notes as of the 2018-2 CLO closing date.

(3)	Represents the stated maturity date of the notes, however the 2018-2 Notes may be redeemed by the Co-Issuers on any business day after November 20, 2020.
(4)

No later than July 18, 2019, $25.00 million of the aggregate $50.00 million 2018-2 Class A-1R Notes, which are revolving notes, will convert to Term Notes with the remaining aggregate amount outstanding converting on or before November 20, 2022.

(5)	The Company has initially retained $18.25 million of the 2018-2 Class B Notes which may be sold at a later date.

The Company has also retained the $108.00 million of subordinated notes (the “2018-2 Subordinated Notes”) that were issued in the transaction and that are entitled to receive distributions to the extent funds are available for such purpose.  As a result of the Company retaining the 2018-2 Subordinated Notes, it expects to consolidate the accounts of the Co-Issuers into its financial statements. As a result of this consolidation, the amounts outstanding under the collateralized loan obligation will be treated as the Company’s indebtedness. As a result of the refinancing transaction, the Company will incur a non-recurring charge that is expected to be recognized in the financial results for the quarter ending December 31, 2018.  In connection with the issuance and sale of the 2018-2 Notes, the Co-Issuers made customary representations, warranties and covenants in the note purchase agreement, the indenture, dated September 29, 2016, and the supplemental indenture dated October 18, 2018 (collectively, the “Indenture”) that govern the 2018-2 Notes and the related transaction documents, and the Indenture includes customary covenants and events of default.

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

Recent Developments

On October 30, 2018 our board of directors, or the Board, declared a distribution in the amount of $3.7 million, or $0.23 a share, which will be paid on December 21, 2018 to stockholders of record as of December 7, 2018.

On October 18, 2018, the Company refinanced and upsized its collateralized loan obligation financing vehicle. As a result of the refinancing, the Company unlocked additional debt capacity of $120.0 million, reduced the weighted average effective cost of the vehicle of approximately 75 basis points as of the closing date and extended the reinvestment period to November 2022. In addition, the Company expects to recognize a non-recurring charge of approximately $2.2 million, or $0.14 per share, in the financial results of the fourth quarter of 2018.

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

Consolidated operating results for the three and nine months ended September 30, 2018 and September 30, 2017 are as follows:

	Three Months Ended		Three	Nine Months Ended		Nine
($ in thousands, except per share data)	September 30, 2018	September 30, 2017	Months Variance	September 30, 2018	September 30, 2017	Months Variance
Total investment income	$9,312	$8,903	$409	$29,222	$26,931	$2,291
Total expenses	5,578	4,718	860	16,190	13,972	2,218
Net investment income	3,734	4,185	(451)	13,032	12,959	73
Net realized (loss)/gain on investments	(27)	(30)	3	(286)	573	(859)
Net change in unrealized (loss)/gain on investments	(2,218)	267	(2,485)	(6,387)	(11,023)	4,636
Net increase in net assets resulting from operations	1,489	4,422	(2,933)	6,359	2,509	3,850

Net investment income per common share	0.23	0.26	(0.03)	0.81	0.81	—
Net realized/unrealized (loss)/gain on investments per share	(0.14)	0.01	(0.15)	(0.41)	(0.65)	0.24
Basic earnings per share	0.09	0.27	(0.18)	0.40	0.16	0.24
Dividends and distributions declared per common share	0.28	0.28	—	0.84	0.84	—
Net asset value per share	11.25	11.74	(0.49)	11.25	11.74	(0.49)

Net Investment Income

Net investment income for the three and nine months ended September 30, 2018 was $3.7 million and $13.0 million, respectively. Net investment income for the three and nine months ended September 30, 2017 was $4.2 million and $13.0 million, respectively. As described below under “Investment Income” and “Expenses”, net investment income decreased by $0.5 million for the three months ended September 30, 2018 from the three months ended September 30, 2017, and remained unchanged at $13.0 million for the nine months ended September 30, 2018 and 2017.

Investment Income

Investment income for the three and nine months ended September 30, 2018 was $9.3 million and $29.2 million, respectively. Investment income for the three and nine months ended September 30, 2017 was $8.9 million and $26.9 million, respectively. Investment income increased by $0.4 million and $2.3 million for the three and nine months ended September 30, 2018 from the three and nine months ended September 30, 2017, respectively. The increase in interest income was largely driven by the resolution of non-performing assets resulting in a larger interest-bearing portfolio and higher fee income received during the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017.

Expenses

Total expenses for the three and nine months ended September 30, 2018 were $5.6 million and $16.2 million, respectively. Total expenses for the three and nine months ended September 30, 2017 were $4.7 million and $14.0 million, respectively.

The following table summarizes our expenses for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended		Three	Nine Months Ended		Nine
($ in thousands)	September 30, 2018	September 30, 2017	Months Variance	September 30, 2018	September 30, 2017	Months Variance
Interest expense	$2,981	$2,220	$761	$8,285	$6,483	$1,802
Management fee (net of waivers)	1,504	1,374	130	4,516	4,113	403
Incentive fees	—	—	—	—	—	—
Professional fees	326	255	71	918	596	322
Directors' fees	76	77	(1)	229	236	(7)
Administrator expenses	341	305	36	932	893	39
Other expenses	350	487	(137)	1,310	1,651	(341)
Total expenses	$5,578	$4,718	$860	$16,190	$13,972	$2,218

Interest expense increased $0.8 million and $1.8 million for the three and nine months ended September 30, 2018, respectively, from the three and nine months ended September 30, 2017, primarily due to a higher average aggregate debt balance outstanding combined with an increase in the weighted average effective interest rates on our borrowings.

Management fees increased by $0.1 million and $0.4 million for the three and nine months ended September 30, 2018, respectively, from the three and nine months ended September 30, 2017, primarily due to higher average gross assets.

Professional fees increased by $0.1 million and $0.3 million for the three and nine months ended September 30, 2018, respectively, from the three and nine months ended September 30, 2017, primarily due to higher legal and consulting fees.

Other expenses decreased by $0.1 million and $0.3 million for the three and nine months ended September 30, 2018, respectively, from the three and nine months ended September 30, 2017, primarily due to higher transaction-related and insurance expenses incurred in 2017.

Net Realized (Loss)/Gain and Unrealized (Loss)/Gain on Investments

There were no material realized gains or losses for the three months ended September 30, 2018. There was a net realized loss on investments of $0.3 million for the nine months ended September 30, 2018.

The net realized loss on investments for the nine months ended September 30, 2018 was primarily driven by a $0.8 million loss in connection with the restructuring of our investment in Rooster Energy Ltd. This was offset by $0.5 million of realized gains from repayments and sales of various other portfolio investments.

There were no material realized gains or losses for the three months ended September 30, 2017. There was a net realized gain on investments of $0.6 million for the nine months ended September 30, 2017.

For the three and nine months ended September 30, 2018, the net change in unrealized loss on investments was $2.2 million and $6.4 million, respectively.

The net change in unrealized loss on investments for the three months ended September 30, 2018 was driven primarily by a $1.9 million negative credit-related adjustment on our investment in Profusion Industries, LLC and the reversal of prior period gains on various portfolio investments in the amount of $0.5 million. This was offset by $0.2 million of net positive market-related fair value adjustments on the remaining portfolio.

The net change in unrealized loss on investments for the nine months ended September 30, 2018 was driven primarily by negative credit-related adjustments on our investments in Profusion Industries, LLC and Cochon-MWS Holdings LLC (fka Rooster Energy Ltd.) in the amounts of $5.8 million and $1.4 million, respectively. This was offset by $0.8 million associated with the restructuring of our investment in Rooster Energy Ltd.

For the three months ended September 30, 2017, the net change in unrealized gain on investments was $0.3 million. For the nine months ended September 30, 2017, the net change in unrealized loss on investments was $11.0 million.

The net change in unrealized gain on investments for the three months ended September 30, 2017 was primarily driven by a positive fair value adjustment on our investment in Sprint Industrial Holdings of $0.5 million and the reversal of an unrealized loss of $0.3 million on our investment in Raymond Express International.  This was offset by a negative fair value adjustment on our preferred equity investment in Prosper Marketplace of $0.6 million.

The net change in unrealized loss on investments for the nine months ended September 30, 2017 was driven primarily by negative fair value adjustments on the investments in Walnut Hill Physicians Hospital, Speed Commerce Operating Company, Badlands Production Company and Prosper Marketplace investments in the amounts of $4.4 million, $3.3 million, $2.7 million and $1.4 million, respectively. These fair value adjustments were the result of decreases in our expected recoveries on these investments and were offset by an aggregate $0.8 million of positive fair value adjustments across our remaining portfolio.

Net Increase/(Decrease) in Net Assets Resulting from Operations

We had a net asset value per common share outstanding on September 30, 2018 of $11.25 as compared to a net asset value per common share outstanding on December 31, 2017 of $11.69.

Based on basic weighted average shares outstanding of 16,049,352, the net increase in net assets from operations per share for the nine months ended September 30, 2018 was $0.40. This increase was primarily driven by net investment income of $0.81 per share offset by net realized and unrealized losses of $0.41 per share incurred during the nine months ended September 30, 2018.

Based on basic weighted average shares outstanding of 16,049,352, the net decrease in net assets from operations per share for the nine months ended September 30, 2017 was $0.16. This decrease was primarily driven by net change in unrealized losses on investments during the nine months ended September 30, 2017.

Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders and will have an ongoing need to raise additional capital for investment purposes. We originally generated cash primarily from offerings of our debt and equity securities and utilize any repayments of portfolio investments as our current source of cash. In addition we generate liquidity from our cash flows from operations.

As of September 30, 2018 and December 31, 2017, we had cash of $29.4 million and $14.9 million, respectively. Also, as of September 30, 2018 and December 31, 2017, we had restricted cash of $25.7 million and $4.6 million, respectively.

Our primary use of funds from operations includes investments in portfolio companies, cash distributions to holders of our common stock, payments of interest on our debt, and payments of fees and other operating expenses we incur. We believe that our existing cash and cash equivalents and available borrowings as of September 30, 2018 will be sufficient to fund our anticipated funding requirements through at least September 30, 2019. In addition, we may, from time to time, amend or refinance our leverage facilities and borrowings, in order to, among other things, modify covenants or the interest rates payable and extend the reinvestment period or maturity date. In addition to capital not being available, it may not be available on favorable terms. To the extent we are not able to raise additional capital, or otherwise generate sufficient liquidity or are at or near target leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under the Investment Adviser’s allocation policy.

On July 31, 2018 the Board approved a distribution in the amount of $4.5 million, or $0.28 a share, which was paid on September 21, 2018 to stockholders of record as of September 7, 2018.

On October 30, 2018 the Board declared a distribution in the amount of $3.7 million, or $0.23 a share, which will be paid on December 21, 2018 to stockholders of record as of December 7, 2018.

During the nine months ended September 30, 2018, cash and restricted cash increased by $35.5 million as a result of net cash provided by operating activities of $38.2 million, offset by net cash used in financing activities in the amount of $2.7 million.

During the nine months ended September 30, 2018, cash provided by operating activities resulted mainly from purchases of investments of $172.6 million, offset by repayments and sales of investments in the amount of $179.7 million, net realized and unrealized loss on investments in the amount of $6.7 million and a net increase in the due to/from counterparties and affiliates of $16.9 million. Net cash used in financing activities resulted from cash distributions in the amount of $13.5 million, offset by $10.2 million of proceeds from borrowings by Garrison SBIC and $0.8 million of net proceeds from the senior secured revolving notes of our $300.0 million collateralized loan obligation, or the 2016-2 CLO.

During the nine months ended September 30, 2017, cash and restricted cash increased by $6.3 million as a result of net cash used in financing activities in the amount of $17.7 million offset by net cash provided by operating activities of $24.0 million.

During the nine months ended September 30, 2017, cash provided by operating activities resulted mainly from purchases of investments of $105.1 million, offset by repayments and sales of investments in the amount of $114.8 million, net realized and unrealized gain on investments in the amount of $10.5 million and a decrease in the due from counterparties of $2.0 million. Net cash used in financing activities resulted from cash distributions in the amount of $13.5 million and repayments of the GLC Trust 2013-2 Class A Notes in the amount of $4.2 million.

As of September 30, 2018 and December 31, 2017, we had $5.5 million and $8.7 million, respectively, of unfunded commitments. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of September 30, 2018 and December 31, 2017, respectively, subject to the terms of each loan’s respective credit agreement.

Subject to leverage and borrowing base restrictions, as of September 30, 2018, we had approximately $4.5 million available for additional borrowings under our senior secured revolving notes of the 2016-2 CLO and $10.0 million of available SBIC leverage. As of December 31, 2017, we had approximately $1.0 million available for additional borrowings under our senior secured revolving notes of the 2016-2 CLO and $20.2 million of available SBIC borrowings subject to leverage and borrowing base restrictions.

Subsequent to September 30, 2018, we refinanced the 2016-2 CLO. See “Note 11 – Subsequent Events” to our consolidated financial statements for the quarter ended September 30, 2018.

Portfolio Composition and Select Portfolio Information

As of September 30, 2018, we held investments in 77 portfolio companies with a fair value of $383.0 million. As of September 30, 2018, our portfolio had an average investment size of approximately $4.6 million, a weighted average yield on debt investments and on the total portfolio measured at current fair value of 9.6% and 9.1%, respectively, and a weighted average contractual maturity of 49 months. The following table shows select information of our portfolio for the periods from September 30, 2018 to September 30, 2017.

Portfolio characteristics ($ in millions, % based on fair value)*	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Total portfolio fair value	$383.0	$401.9	$392.8	$394.7	$359.1
Total number of portfolio companies	77	71	62	62	61
Average size of debt investments	$4.6	$5.2	$5.7	$6.0	$5.7
Weighted average yield on debt investments at amortized cost(1)(2)	9.2%	9.5%	10.0%	9.9%	9.3%
Weighted average yield on total portfolio at amortized cost(1)(2)	8.7%	9.1%	9.5%	9.7%	8.9%
Weighted average price of debt investments	97.2	97.8	98.1	98.6	92.3
First lien senior secured debt investments	97.6%	97.9%	97.2%	98.2%	97.8%
Equity and other investments	2.4%	2.1%	2.8%	1.8%	2.2%
Originated(3)	29.9%	34.9%	43.8%	45.1%	48.6%
Club(4)	26.4%	26.6%	23.6%	24.3%	20.0%
Purchased(5)	43.7%	38.5%	32.6%	30.6%	31.4%
Floating rate debt investments	99.6%	99.5%	99.4%	99.3%	99.1%
Fixed rate debt investments	0.4%	0.5%	0.6%	0.7%	0.9%
Performing debt investments	99.3%	98.8%	98.8%	98.9%	96.7%
Non-accrual debt investments	0.7%	1.2%	1.2%	1.1%	3.3%
Weighted average debt/EBITDA of our portfolio companies(6)	3.7	x	3.7	x	3.8	x	3.7	x	3.8	x
Weighted average risk rating of our debt investments	2.3	2.3	2.3	2.4	2.6

(1)

Weighted average yield is calculated based on the return from the all-in interest rate plus the annualized accretion income from any original issue or market discount or premium as of the balance sheet date to par at the investments contractual maturity date, excluding the effect of any scheduled principal amortization payments. For those investments valued based on an estimated recovery rate, the weighted average yield calculation is based on redeeming the investment at the current expected recovery rate rather than at par.

(2)	Calculation excludes consumer loan portfolio investment, unfunded revolvers, debt investments placed on non-accrual and equity investments.
(3)	Originated positions include investments where we have sourced and led the execution of the deal.
(4)	Club positions include investments where we provide direct lending to a borrower with a small number of other lenders but did not lead the deal.
(5)

Purchased positions include investments sourced from a loan syndication or the secondary market. Purchased deals include investments that were both broadly syndicated and those that were syndicated by a club partner to a smaller group of lenders.

(6)

Excludes consumer loan portfolio investment, unfunded revolvers, debt investments placed on non-accrual, equity investments and non-operating portfolio companies, which we define as those investments collateralized by real estate, commodity reserves or other hard assets. As of September 30, 2018, $16.8 million of par value and $16.9 million of fair value was excluded.

*

Table as of each respective quarter end and excludes investments with a fair value of zero from all figures except for the total number of portfolio companies and total number of investments. Debt investments in the table above exclude our investment in the consumer loan portfolio and all equity investments.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2018 and December 31, 2017, we had $5.5 million and $8.7 million of outstanding commitments to fund such investments, respectively. As of September 30, 2018 and December 31, 2017, we had $55.0 million and $19.5 million, respectively, of cash and restricted cash.

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

The following table shows the distribution of our investments on the 1 to 4 investment risk scale at fair value, excluding our interest in GLC Trust 2013-2 and equity investments, as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018		As of December 31, 2017
($ in thousands)	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Risk Rating 1	$24,197	6.5%	$33,643	8.7%
Risk Rating 2	227,338	61.0	164,242	42.4
Risk Rating 3	118,657	31.8	185,484	47.8
Risk Rating 4	2,781	0.7	4,111	1.1
	$372,973	100.0%	$387,480	100.0%

The weighted average risk rating of the portfolio decreased to 2.3 as of September 30, 2018 from 2.4 as of December 31, 2017 as a result of ordinary course portfolio activity.

Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2018 is as follows:

	Payments Due by Period
($ in thousands)	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
2016-2 CLO	$—	$—	$—	$187,500	$187,500
SBIC Borrowings	—	—	—	60,000	60,000
Total contractual obligations	$—	$—	$—	$247,500	$247,500

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

•

From October 1, 2016 through May 2, 2017, the Investment Adviser, in consultation with our board of directors agreed to irrevocably waive any fees payable to the Investment Adviser under the Investment Advisory Agreement with respect to a calendar quarter in excess of the sum of (i) 0.375% per quarter (1.50% annualized) of our gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds, calculated based on the average carrying value of our gross assets at the end of the two most recently completed calendar quarters, (ii) 20% of Pre-Incentive Fee Net Investment Income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, in excess of a “hurdle rate” of 1.75% per quarter (7.00% annualized) and (iii) in the case of the final calendar quarter of each year, the capital gains incentive fee.

•

From May 3, 2017 until August 13, 2018, the base management fee was calculated at an annual rate of 1.50% of the Company’s gross assets, excluding cash and cash equivalents but including the assets purchased with borrowed funds, and was payable quarterly in arrears.

On August 14, 2018, Garrison Capital Inc. (the “Company”) entered into the fifth amended and restated investment advisory agreement (the “Fifth Amended and Restated Investment Advisory Agreement”) with Garrison Capital Advisers LLC (the “Adviser”), as investment adviser. The Fifth Amended and Restated Investment Advisory Agreement, which is effective as of August 14, 2018, modifies the base management fee payable to the Adviser to an annual rate of 1.50% of the Company's average gross assets, excluding cash or cash equivalents but including assets purchased with borrowed funds, at the end of each of the two most recently completed calendar quarters; provided, however, the base management fee will be calculated at an annual rate of 1.00% of the average value of the Company’s gross assets, excluding cash or cash equivalents but including assets purchased with borrowed funds, that exceeds the product of (i) 200% and (ii) the Company’s average net assets at the end of each of the two most recently completed calendar quarters.  For the avoidance of doubt, the 200% will be calculated in accordance with the 1940 Act and will give effect to the Company’s exemptive relief with respect to SBIC debentures.

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

The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. As of both September 30, 2018 and December 31, 2017, the Company had one investment that was on non-accrual status.

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

Assuming that the interim and unaudited consolidated statement of financial condition as of September 30, 2018 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	(Decrease)/increase	(Decrease)/increase	Net (decrease)/increase
Change in interest rates ($ in thousands)	in interest income	in interest expense	in investment income
Down 50 basis points	$(1,857)	$(813)	$(1,044)
Down 25 basis points	(928)	(406)	(522)
Up 25 basis points	928	406	522
Up 50 basis points	1,857	813	1,044
Up 100 basis points	3,730	1,625	2,105
Up 200 basis points	7,460	3,250	4,210

Although management believes that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including indebtedness under our collateralized loan obligation, Garrison SBIC borrowings or additional borrowings, that could affect our net increase in net assets resulting from operations, or net income. Accordingly, we cannot assure you that actual results would not differ materially from the statement above.

Although we have currently not done so, we may in the future hedge against currency and interest rate fluctuations by using standard hedging instruments such as futures, forward contracts, currency options and interest rate swaps, caps, collars and floors, including with respect to the obligations of our collateralized loan obligation, to the extent permitted under the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in currency exchange and interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

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

Item 1A: Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors set forth below as well as in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 6, 2018 and “Part II. Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q filed with the SEC on August 7, 2018, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

EXHIBIT INDEX

Number	Description

10.1

Fifth Amended and Restated Investment Advisory Agreement, dated as of August 14, 2018, by and between Garrison Capital Inc. and Garrison Capital Advisers LLC (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on 8-K (File No. 814-00878), filed on August 14, 2018).

31.1*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	GLC Trust 2013-2 Schedule of Investments as of September 30, 2018.

99.2

GLC Trust 2013-2 Schedule of Investments as of December 31, 2017 (Incorporated by reference to Exhibit 99.1 to the Registrant's Annual Report on Form 10-K (File No. 814-00878), filed on March 6, 2018).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Garrison Capital Inc.

Dated: November 6, 2018	By	/s/ Joseph Tansey

Joseph Tansey
Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2018	By	/s/ Brian Chase

Brian Chase
Chief Financial Officer
(Principal Financial and Accounting Officer)