Form 10-K
period 2018-12-31
Garrison Capital Inc.
filed 2019-03-05
CIK 1509892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2018 based on the closing price on June 30, 2018 of $8.13 on the Nasdaq Global Select Market was approximately $122.1 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 16,049,352 shares of the registrant’s common stock outstanding as of March 1, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2018.

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
•

“2018-2 CLO” refers to the $420.0 million collateralized loan obligation completed on October 18, 2018 by Garrison Funding 2018-2 Ltd., an exempted company incorporated with limited liability under the laws of the Cayman Islands, formerly known as Garrison Funding 2016-2 Ltd., and Garrison Funding 2018-2 LLC, a Delaware limited liability company, formerly known as Garrison Funding 2016-2 LLC, and wholly-owned subsidiary of Garrison Funding 2018-2 Ltd., which we refer to collectively as “GF 2018-2”, and the notes issued as part of the 2018-2 CLO, the “2018-2 Notes”;

•	“2016-2 CLO” refers to the $300.0 million collateralized loan obligation completed on September 29, 2016, for which the notes were redeemed in full on October 18, 2018;
•	“the CLOs” refers to the 2018-2 CLO and 2016-2 CLO collectively;
•	“GLC Trust 2013-2” refers to GLC Trust 2013-2, a Delaware statutory trust;
•

“GARS Equity Holdings Entities”, “GIG Rooster Holdings I LLC”, “Walnut Hill II LLC”, “Forest Park II LLC” and “Garrison Capital PL Holdings LLC” refer to limited liability companies formed for the purpose of holding minority equity investments, an equity investment in an oil, gas and consumable fuels company, a senior secured equipment loan, a first lien equipment loan and our consumer loan portfolio, respectively;

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

Item 1. Business

GENERAL

Our Company

We are an externally managed, non-diversified, closed-end management investment company that has elected to be treated as a business development company under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, for tax purposes we have elected to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code, and intend to qualify annually for such treatment. Our shares are currently listed on The Nasdaq Global Select Market under the symbol “GARS”. We are organized as a holding company and conduct our business primarily through our various subsidiaries. We comply with the provisions of the 1940 Act applicable to business development companies, including those governing investment policies, capital structure, leverage, affiliated transactions and the custody of assets, on a consolidated basis with our subsidiaries, including the CLOs. Furthermore, while we are classified as a non-diversified investment company within the meaning of the 1940 Act, we also have the ability to operate as a diversified company to the extent our portfolio meets the definition of diversified as defined in the 1940 Act.

Our investment objective is to generate current income and capital gains through direct loans and debt investments in U.S. based middle-market companies.

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

Garrison Capital Advisers is an affiliate of Garrison Investment Group. Garrison Capital Advisers has entered into a staffing agreement, or the Staffing Agreement, with Garrison Investment Group. See “Business — Staffing Agreement” for a discussion of the Staffing Agreement. We believe that the Staffing Agreement provides our Investment Adviser with access to investment opportunities, which we refer to in the aggregate as deal flow, generated by Garrison Investment Group in the ordinary course of its business and commits certain Garrison Investment Group employees to serve as members of our investment committee. Garrison Investment Group has conducted due diligence on more than 1,000 middle-market companies since July 2007.

An affiliate of Garrison Capital Advisers, the Administrator, provides the administrative services necessary for us to operate. See “Business — Administration Agreement” for a discussion of the fees and expenses we are required to reimburse to the Administrator.

Garrison Investment Group

Garrison Investment Group is an alternative investment and asset management firm founded in March 2007. As of December 31, 2018, Garrison Investment Group had approximately $3.5 billion of committed and invested capital under management and a team of 65 employees, including 34 investment professionals. Garrison Investment Group is headquartered in New York, New York. Garrison Investment Group opportunistically invests in debt and equity, primarily in the areas of corporate finance, real estate finance and structured finance.

Mr. Joseph Tansey, our chief executive officer and a member of the investment committee of our Investment Adviser, and his team of investment professionals have significant experience being investors and lenders to middle-market companies across a broad range of industries and types of debt over the course of several economic cycles.

Prior to forming Garrison Investment Group, Mr. Tansey was a Managing Director at Fortress Investment Group LLC, or Fortress, and was also a partner of the Drawbridge Special Opportunities Fund, or Drawbridge, one of Fortress’ hybrid hedge funds, from its inception in August 2002 to March 2007. Drawbridge focused primarily on investments in opportunistic debt and equity securities and asset-based transactions. His responsibilities included sourcing, evaluating, structuring, managing and monitoring corporate, structured finance and real estate investments, including both debt and equity. Mr. Tansey has 24 years of investment experience.

Our Investment Committee

All new investments are required to be reviewed by the investment committee of our Investment Adviser, which currently consists of the following members: Joseph Tansey, Brian Chase, Mitch Drucker, Susan George, Robert Chimenti, Joshua Brandt, Allison Adornato and Daniel Hahn. As our Investment Adviser adds senior professionals, our Investment Adviser may add them to its investment committee. The members of the investment committee are employees or partners of Garrison Investment Group and receive no direct compensation from us or our Investment Adviser.

Our Investment Strategy

Our investment objective is to generate current income and capital gains by generally making investments up to $10.0 million primarily in direct loans and debt securities of U.S. based middle-market companies. We may also selectively make investments in amounts larger than $10.0 million across certain portfolio companies. We generally expect that the size of our individual investments will vary based on, among other things, our capital base, the composition of our portfolio, the investment’s risk and other general economic factors. The companies to which we typically extend credit to are moderately leveraged and have been rated below investment grade by national rating agencies. For companies that have not been rated, we believe that they would typically receive a rating below investment grade. In addition, our investments typically range in maturity from one to seven years. However, we may make investments in securities with any maturity or duration.

We invest opportunistically in middle-market loans and debt securities that we believe have attractive risk adjusted returns. We also, to a lesser extent, may make select minority equity investments (usually in conjunction with a concurrent debt investment) in non-investment grade companies and have acquired a pool of consumer loans. We organize these lending opportunities into three categories. We generally expect the majority of our focus to be on traditional direct lending and purchasing debt investments in the secondary market, which purchases we refer to as capital markets activities. We may also extend credit for certain restructuring of financially troubled companies, which we refer to as special situations. The proportion of these types of investments will change over time given our views on, among other things, the current state of the economic and credit environment.

Traditional Direct Lending.   We focus on direct origination of first lien senior secured loans (including "unitranche" loans, which are loans that combine the characteristics of both senior and subordinated debt, generally in a first lien position). We also may, to a lesser extent, invest in subordinated and mezzanine debt. Our lending opportunities are identified through the extensive origination network to which we have access and serve as either sole lender or as a partner with like-minded creditors. We expect that we will typically extend or participate in floating-rate, first lien secured term loans, the proceeds of which may be used to refinance existing indebtedness or support acquisitions, growth initiatives, general corporate liquidity or operational turnarounds.

Capital Markets Activities.   We also acquire loans in the secondary market, which in certain instances maybe at favorable discounts, or seek to refinance outstanding loans through anchoring or co-anchoring a new issuance of debt. We believe the experience of the investment professionals to whom our Investment Adviser has access allows us to react quickly in executing acquisitions of loans in the secondary market on favorable terms and permits us to refinance loans on a streamlined basis.

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

We expect that, from time to time, and to the extent permissible under the 1940 Act, our investments may include certain non-qualifying assets, including assets of non-U.S. companies, certain publicly traded companies and, to a lesser extent and subject to certain limits under the 1940 Act, registered or unregistered investment companies. See “Risk Factors — Risks Relating to Our Business and Structure — The constraints imposed on us as a business development company and RIC may hinder the achievement of our investment objectives, and any failure to maintain our status as a business development company or RIC may adversely affect us.” and “Regulation — Qualifying Assets.”

Our Investment Criteria/Guidelines

Our target businesses typically exhibit some or all of the following characteristics:

•	annual earnings before interest, taxes, depreciation and amortization, or EBITDA, ranging from $5.0 million to over $50.0 million;
•	annual revenue ranging from $75.0 million to over $400.0 million;

•	a U.S. base of operations;
•	an experienced management team executing a long-term growth strategy;
•	discernable downside protection through recurring revenue or strong tangible asset coverage;
•	defensible niche product/service;
•	products and services with distinctive competitive advantages or other barriers to entry;
•	stable and predictable free cash flows;
•	existing indebtedness that may be refinanced on attractive terms;
•	low technology and market risk;
•	strong customer relationships; and
•	low to moderate capital expenditure requirements.

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

Our due diligence typically includes some of the following elements (although not all elements will necessarily form part of each due diligence review):

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

We structure our investments as follows:

Secured Loans.   We typically structure these loans, which include unitranche loans, with either a first or second lien security interest in the portfolio company’s assets that will support the repayment of such loans. Our secured loans generally provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity, but in all cases amortization will be based on the free cash flows generated by the portfolio company and available for debt service. Unitranche loans may also allow the borrower to make a large lump sum payment of principal at the end of the loan term. There is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In these cases, maturity extension or restructuring may be necessary to preserve collateral and enterprise value. Secured loans may include a payment-in-kind, or PIK, interest feature, although we typically structure loans so that a majority of the interest will be paid in cash.

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

We tailor the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages risk while creating incentives for the portfolio company to achieve its business plan and improve its operating results. We typically seek to limit the downside potential of our investments by:

•	generally limiting investments to less than $10.0 million per transaction;
•	maintaining an emphasis on capital preservation;
•	targeting an unlevered annual effective yield on cost between 7% and 11%, excluding any warrants or other equity interests received by us as part of an investment;
•	making investments which afford us a significant capital cushion in the form of junior capital and/or asset coverage as well as adequate lender protections in loan documentation; and
•	selecting investments that our Investment Adviser believes have a low probability of loss.

We expect to hold most of our direct lending investments to maturity or repayment but may sell some investments earlier if liquidity events occur, such as a sale, recapitalization or worsening of the credit quality of the portfolio company.

Our Investment Portfolio

The table below details overall statistics of our investment portfolio.

			Debt Investments(1)		Total Portfolio
		Number of	Weighted Average Yield(2) at		Weighted Average Yield(2) at
	Par ($ in millions)	Companies	Amortized Cost	Fair Value	Amortized Cost	Fair Value
As of December 31, 2017	$398.6	62	9.9%	10.1%	9.7%	9.9%
Total portfolio additions	288.7	51	8.7%	9.0%	8.6%	8.9%
Total portfolio repayments/sales	(212.0)	(20)	11.0%	10.6%	11.0%	10.6%
As of December 31, 2018	$475.3	93	9.1%	10.2%	8.5%	9.9%

(1)	Calculation excludes consumer loan portfolio investment, unfunded revolvers, debt investments placed on non-accrual and equity investments.
(2)

Weighted average yield represents the portfolio’s return from the all-in interest rate plus the annualized accretion income from (i) any original issue discount or premium when calculating weighted average yield at amortized cost and (ii) any market discount or premium when calculating weighted average yield at fair value as of the balance sheet date to par at each investments contractual maturity date, excluding the effect of any scheduled principal amortization payments. For those investments valued based on an estimated recovery rate, the weighted average yield calculation is based on redeeming the investment at the current expected recovery rate rather than at par.

The charts below detail industry concentrations as a percentage of our total investments at fair value and the amount of annual adjusted EBITDA of our underlying portfolio investments, as of December 31, 2018.

Industry Concentrations (1) Various(2)27.4% Healthcare Equipment and Services16.4% Commercial Services and Supplies 11.6% Household Products and Durables7.8% Hotels, Restaurants and Leisure7.2% Textiles, Apparel and Luxury Goods5.8% Diversified Telecommunication Services5.6% Auto Components5.4% Food Products5.3% Leisure Products3.9% Electrical Equipment3.6% Trailing Twelve Month Adjusted EBITDA Ranges Of Portfolio Companies(3) 27.7% 25.4% 37.2% 9.7% < $10.0 million   $10.1 - $50.0 million   $50.1 - $100.0 million   > $100.0 million

(1)	Refer to Note 3 of our consolidated financial statements for the full list of our investments by industry.
(2)	Various classification includes 19 different industries where each industry represents less than 3.1% of the total portfolio.
(3)

Excludes consumer loan portfolio investment, debt investments placed on non-accrual, equity investments and non-operating portfolio companies, which we define as those investments collateralized by real estate, commodity reserves or other hard assets. As of December 31, 2018, $7.7 million of par value and $7.7 million of fair value was excluded.

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

Administration

We do not have any direct employees, and our day-to-day operations are managed by our Investment Adviser. Our officers include a chief executive officer, chief operating officer, chief financial officer, and chief compliance officer. Our officers are employees of Garrison Investment Group, an affiliate of our Investment Adviser, and our allocable portion of the cost of our chief financial officer and chief compliance officer and their respective staffs are paid by us pursuant to an administration agreement with the Administrator, or the Administration Agreement. Our executive officers are also officers of Garrison Capital Advisers. See “Business — Administration Agreement.”

Investment Advisory Agreement

Garrison Capital Advisers is a Delaware limited liability company that is registered as an investment adviser under the Advisers Act. The principal executive offices of Garrison Capital Advisers are located at 1290 Avenue of the Americas, Suite 914, New York, New York 10104.

Garrison Capital Advisers serves as our investment adviser in accordance with the terms of the Investment Advisory Agreement. Subject to the overall supervision of our board of directors, the Investment Adviser manages our day-to-day operations and provides investment management services to us. Under the terms of the Investment Advisory Agreement, Garrison Capital Advisers:

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

Garrison Capital Advisers’ services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. Under the Investment Advisory Agreement, which was most recently amended and restated on August 14, 2018, we pay Garrison Capital Advisers a fee for investment management services consisting of a management fee and an incentive fee, both of which are described further below.

Management Fee

Under the Investment Advisory Agreement, the Investment Adviser is entitled to a management fee for its services calculated at an annual rate of 1.50% of the average gross assets, excluding cash and cash equivalents, but including assets purchased with borrowed funds, at the end of each of the two most recently completed calendar quarters; provided, however, the management fee is calculated at an annual rate of 1.00% of the average value of the Company’s gross assets, excluding cash or cash equivalents but including assets purchased with borrowed funds, that exceeds the product of (i) 200% and (ii) the Company’s average net assets at the end of each of the two most recently completed calendar quarters.  For the avoidance of doubt, the 200% is calculated in accordance with the 1940 Act and gives effect to the Company’s exemptive relief with respect to SBIC debentures. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper maturing within 270 days of purchase. From May 3, 2017 until August 13, 2018, the management fee was calculated at an annual rate of 1.50% of the Company’s gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds, and was payable quarterly in arrears. Prior to May 3, 2017, the management fee was calculated at an annual rate of 1.75% of gross assets, excluding cash and cash equivalents, but including assets purchased with borrowed funds.

We made management fee payments to the Investment Adviser of $6.0 million and $5.5 million, respectively, for the years ended December 31, 2018 and 2017. For the years ended December 31, 2018 and 2017, the Investment Adviser earned management fees under the Investment Advisory Agreement of $6.1 million and $5.9 million, respectively, of which $0.1 million and $0.1 million remained payable as of December 31, 2018 and 2017, respectively.

Incentive Fee

The incentive fee consists of two components, the income-based incentive fee and the capital gains-based incentive fee, which are independent of each other (except as provided in the Incentive Fee Cap and Deferral Mechanism described below), with the result that one component may be payable even if the other is not.

Income-Based Incentive Fee.   The first component of the incentive fee, which is income-based, is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter, subject to a catch-up feature and the Incentive Fee Cap and Deferral Mechanism. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, distribution income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the management fee, expenses payable under the Administration Agreement, any interest expense and any distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). “Pre-Incentive Fee Net Investment Income” includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest or original issue discount and zero coupon securities), accrued income that we have not yet received in cash. “Pre Incentive Fee Net Investment Income” does not include any realized capital gains or realized capital losses or unrealized capital gains or losses.

Beginning May 3, 2017, the operation of the first component of the incentive fee for each quarter is as follows:

•

no incentive fee is payable to our Investment Adviser in any calendar quarter in which our Pre-Incentive Fee Net Investment Income does not exceed a hurdle rate of 1.75% (7.00% annualized), or the “Hurdle Rate”;

•

100% of our Pre-Incentive Fee Net Investment Income with respect to that portion of our Pre-Incentive Fee Net Investment Income, if any, that exceeds the Hurdle Rate but is less than 2.1875% in any calendar quarter (8.75% annualized) is payable to our Investment Adviser. We refer to this portion of our Pre-Incentive Fee Net Investment Income (which exceeds the Hurdle Rate but is less than 2.1875%) as the “catch-up.” The effect of the “catch-up” provision is that, if our Pre-Incentive Fee Net Investment Income exceeds 2.1875% in any calendar quarter, our Investment Adviser will receive 20% of Pre-Incentive Fee Net Investment Income as if the Hurdle Rate did not apply; and

•

20% of the amount of our Pre-Incentive Fee Net Investment Income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized) is payable to our Investment Adviser (once the Hurdle Rate is reached and the catch-up is achieved).

Prior to May 3, 2017, the first component of the incentive fee equaled 20.00% of the amount, if any, that our Pre-Incentive Fee Net Investment Income exceeded a 2.00% quarterly (8.00% annualized) hurdle rate, subject to a “catch-up” provision measured at the end of each calendar quarter.

From October 1, 2016 through May 2, 2017, the Investment Adviser, in consultation with our board of directors, irrevocably waived any fees payable to the Investment Adviser under the third amended and restated investment advisory agreement, dated August 5, 2016, with respect to a calendar quarter in excess of the sum of (i) 0.375% per quarter (1.50% annualized) of the gross assets of the Company, excluding cash and cash equivalents but including assets purchased with borrowed funds, calculated based on the average carrying value of the gross assets of the Company at the end of the two most recently completed calendar quarters, (ii) 20% of pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, in excess of a “hurdle rate” of 1.75% per quarter (7.00% annualized) and (iii) in the case of the final calendar quarter of each year, the capital gains incentive fee.

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

Our net investment income used to calculate this component of the incentive fee is also included in the amount of our gross assets used to calculate the management fee. These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the applicable quarter.

The following is a graphical representation of the calculation of the income-based component of the incentive fee:

Quarterly Incentive Fee based on Pre-Incentive Fee Net Investment Income
(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income allocated to first component of incentive fee

Capital Gains-Based Incentive Fee.   The second, capital gains component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and equals 20% of our cumulative aggregate realized capital gains from April 1, 2013 through the end of each calendar year, computed net of our aggregate cumulative realized and unrealized capital losses through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees and subject to the Incentive Fee Cap and Deferral Mechanism. If such amount is negative, then no capital gains incentive fee is payable for such year. Additionally, if the Investment Advisory Agreement is terminated as of a date that is not a calendar year end, the termination date is treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee. The capital gains component of the incentive fee is not subject to any minimum return to stockholders. We accrue the capital gains incentive fee if, on a cumulative basis, the sum of net realized gains/(losses) plus net unrealized gains/(losses) is positive.

Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss. For example, if we receive Pre-Incentive Fee Net Investment Income in excess of the Hurdle Rate, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses.

Under U.S. generally accepted accounting principles, or U.S. GAAP, we are required to accrue a capital gains incentive fee based upon the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital gains and losses on investments held at the end of each period. If such amount is positive at the end of a period, then we will record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. The Investment Advisory Agreement does not permit unrealized capital gains for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital gains, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement (as described above).

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

“Cumulative Pre-Incentive Fee Net Return” refers to the sum of (a) Pre-Incentive Fee Net Investment Income (as defined below) for each period during the Incentive Fee Look-back Period and (b) the sum of cumulative realized capital gains, cumulative realized capital losses, cumulative unrealized capital losses and cumulative unrealized capital gains during the applicable Incentive Fee Look-back Period

Examples of Quarterly Incentive Fee Calculation

The following are examples of the calculation of the income-based component of the incentive fee under the Investment Advisory Agreement.

Example 1: Pre-incentive Fee Net Investment Income does not exceed 1.75% Hurdle Rate

Assumptions

•	Investment income (including interest, distributions, fees, etc.) = 1.25%
•	Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.25%
•	Hurdle Rate: 1.75%
•	Management fee = 0.375%
•	Pre-Incentive Fee Net Investment Income (investment income – (management fee + other expenses)) = 1.25% – (0.375%+ 0.25%) = 0.625%

Pre-Incentive Fee Net Investment Income does not exceed the hurdle rate, therefore there is no incentive fee on income.

Example 2: Pre-incentive Fee Net Investment Income exceeds 1.75% Hurdle Rate but does not exceed 2.1875% “Catch up”

Assumptions

•	Investment income (including interest, distributions, fees, etc.) = 2.50%
•	Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.25%
•	Hurdle Rate: 1.75%
•	Management fee = 0.375%
•	Pre-Incentive Fee Net Investment Income (investment income – (management fee + other expenses)) = 2.50%– (0.375%+ 0.25%) = 1.875%

Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, therefore there is an incentive fee on income.

Incentive fee= (100% × “Catch-Up”) + (the greater of 0% AND (20% × (Pre-Incentive Fee Net Investment Income – 2.1875%)))

Incentive fee= (100.0% x (Pre-Incentive Fee Net Investment Income – 1.75%)) + 0%

Incentive fee= 100.0% x (1.875% - 1.75%)

Incentive fee= 100.0% x 0.125%

Incentive fee= 0.125%

Example 3: Pre-incentive Fee Net Investment Income exceeds the Hurdle Rate and Quarterly Catch up

Assumptions

•	Investment income (including interest, distributions, fees, etc.) = 3.00%
•	Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.25%
•	Hurdle Rate: 1.75%
•	Management fee = 0.375%
•	Pre-Incentive Fee Net Investment Income (investment income – (management fee + other expenses)) = 3.00%– (0.375%+ 0.25%) = 2.375%

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

Incentive fee = (100% × “Catch-Up”) + (the greater of 0% AND (20% × (Pre-Incentive Fee Net Investment Income – 2.1875%)))

Incentive fee = (100.0% × “Catch-Up”) + 20% × (Pre-Incentive Fee Net Investment Income – 2.1875%)
Incentive fee = 100.0% × (2.1875%– 1.75%) + 20% × (2.375%– 2.1875%)
Incentive fee = 100.0% × 0.4375% + 20% × 0.1875
Incentive fee = 0.475%

Example of the Capital Gains Portion of Incentive Fee:

Example 1:

Assumptions

Year 1:	$20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)
Year 2:	Investment A sold for $50 million and fair market value, or FMV, of Investment B determined to be $32 million
Year 3:	FMV of Investment B determined to be $25 million
Year 4:	Investment B sold for $31 million

The capital gains portion of the incentive fee would be:

Year 1:	None
Year 2:	Capital gains incentive fee of $6.0 million ($30 million realized capital gains on sale of Investment A multiplied by 20.0%)
Year 3:	None; $5.0 million (20.0% multiplied by ($30 million cumulative capital gains less $5 million cumulative capital loss)) less $6.0 million (previous capital gains fee paid in Year 2)
Year 4:	Capital gains incentive fee of $200,000; $6.2 million ($31 million cumulative realized capital gains multiplied by 20.0%) less $6.0 million (capital gains fee paid in Year 2)

Example 2:

Assumptions

Year 1:	$20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)
Year 2:	Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million
Year 3:	FMV of Investment B determined to be $27 million and Investment C sold for $30 million
Year 4:	FMV of Investment B determined to be $35 million
Year 5:	Investment B sold for $20 million

The capital gains portion of the incentive fee would be:

Year 1:	None

Year 2:	Capital gains incentive fee of $5.0 million; 20.0% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital loss on Investment B)
Year 3:

Capital gains incentive fee of $1.4 million; $6.4 million (20.0% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital loss on Investment B)) less $5.0 million (capital gains fee received in Year 2)

Year 4:	None
Year 5:

None; $5.0 million of capital gains incentive fee (20.0% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million (cumulative capital gains fee paid in Year 2 and Year 3)(1)

(1)

The cumulative aggregate capital gains fee received by Garrison Capital Advisers in this hypothetical example ($6.4 million) may be effectively greater than 20.0% of cumulative aggregate realized capital gains less net realized capital losses and aggregate cumulative net unrealized capital loss ($5.0 million).

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

•	In each year preceding Year 1, we did not generate realized or unrealized capital gains or losses, no capital gain-related incentive fee was paid and there was no deferral of incentive fees.
Year 1:	We did not generate realized or unrealized capital gains or losses
Year 2:	We realized a $30.0 million capital gain and did not otherwise generate realized or unrealized capital gains or losses
Year 3:	We recognized a $5.0 million unrealized capital loss and did not otherwise generate realized or unrealized capital gains or losses
Year 4:	We realized a $6.0 million capital gain and did not otherwise generate realized or unrealized capital gains or losses

	Income Related Incentive Fee Accrued Before Application of Incentive Fee Cap and Deferral Mechanism	Capital Gains Related Incentive Fee Accrued Before Application of Incentive Fee Cap and Deferral Mechanism	Incentive Fee Cap	Incentive Fees Paid and Deferred
Year 1	$8.0 million ($40.0 million multiplied by 20%)	None	$8.0 million (20% of Cumulative Pre-Incentive Fee Net Return during Incentive Fee Look-back Period of $120.0 million less $16.0 million of cumulative incentive fees paid)	Incentive fees of $8.0 million paid; no incentive fees deferred
Year 2	$8.0 million ($40.0 million multiplied by 20%)	$6.0 million (20% of $30.0 million)

$14.0 million (20% of Cumulative Pre-Incentive Fee Net Return during Incentive Fee Look-back Period of $150.0 million ($120.0 million plus $30.0 million) less $16.0 million of cumulative incentive fees paid)

Incentive fees of $14.0 million paid; no incentive fees deferred

Year 3	$8.0 million ($40.0 million multiplied by 20%)

None
(20% of cumulative net capital gains of $25.0 million ($30.0 million in cumulative realized gains less $5.0 million in cumulative unrealized capital loss) less $6.0 million of capital gains fee paid in Year 2)

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

$0.2 million
(20% of cumulative net capital gains of $31.0 million ($36.0 million cumulative realized capital gains less $5.0 million cumulative unrealized capital loss) less $6.0 million of capital gains fee paid in Year 2)

$9.2 million (20% of Cumulative Pre-Incentive Fee Net Return during Incentive Fee Look-back Period of $151.0 million ($120.0 million plus $31.0 million) less $21.0 million of cumulative incentive fees paid)

Incentive fees of $9.2 million paid ($8.2 million of incentive fees accrued in Year 4 plus $1.0 million of deferred incentive fees); no incentive fees

As of December 31, 2018, without giving effect to the Incentive Fee Cap and Deferral Mechanism, the Investment Adviser had calculated an aggregate of $10.9 million of income-based incentive fees since January 1, 2016 (the Incentive Fee Look-back Period), of which zero has been paid as of December 31, 2018. However, the Cumulative Pre-Incentive Fee Net Return has been decreased by the aggregate cumulative net realized and unrealized capital losses, as calculated under U.S. GAAP, experienced through the Incentive Fee Look-back Period. Furthermore, no incentive fee will be paid to the Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to our Investment Adviser for the Incentive Fee Look-back Period would exceed 20% of our Cumulative Pre-Incentive Fee Net Return during the applicable Incentive Fee Look-back Period. As a result, as of December 31, 2018, aggregate incentive fees payable to the Investment Adviser during the Incentive Fee Look-back Period were capped by the Incentive Fee Cap and Deferral Mechanism at $0.1 million (i.e., 20% of Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period).

To the extent unrealized capital losses incurred as of December 31, 2018 are reversed or cease to impact the Incentive Fee Cap within the applicable Incentive Fee Look-back Period, the corresponding increase in our Cumulative Pre-Incentive Fee Net Return may result in the Investment Adviser earning and being paid up to $10.8 million of income based incentive fees which are currently subject to the Incentive Fee Cap.

Realized and unrealized capital gains and losses and Pre-Incentive Net Investment Income earned during the three months ended December 31, 2018 will cease to impact the Incentive Fee Cap and Deferral after December 31, 2021.

The Investment Adviser earned aggregate incentive fees of $2.7 million, $2.8 million and $3.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, $0.1 million of the incentive fees earned were payable on the consolidated statements of financial condition as a result of, and subject to, the Incentive Fee Cap. None of the incentive fees earned were payable on the consolidated statements of financial condition as of December 31, 2017 as a result of the Incentive Fee Cap.

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

Board of Directors Approval of the Investment Advisory Agreement

Our board of directors determined at a meeting held in February 2019 to approve the renewal of the Investment Advisory Agreement. In its consideration of the Investment Advisory Agreement, the board of directors focused on information it had received relating to, among other things:

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

Administration Agreement

Pursuant to the Administration Agreement, most recently approved by our board of directors in February 2018, Garrison Capital Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. In addition, the Administrator also provides managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our chief compliance officer and chief financial officer and their respective staffs. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. The Administrator may retain third parties to assist in providing administrative services to us. To the extent that our Administrator outsources any of its functions we pay the fees associated with such functions on a direct basis without any profit to the Administrator.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Prior to August 15, 2018, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, was at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratio at the time of the distribution or repurchase. We consolidate our financial results with those of the CLOs, GLC Trust 2013-2, the GARS Equity Holdings Entities, Walnut Hill II LLC, Forest Park II LLC, Garrison Capital PL Holdings LLC and Garrison SBIC for financial reporting purposes and measure our compliance with the leverage test applicable to business development companies under the 1940 Act on a consolidated basis. On September 30, 2014, we received exemptive relief from the SEC to permit us to exclude the debt of Garrison SBIC subsidiary from our asset coverage test under the 1940 Act. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 150%. This provides us with increased investment flexibility but also increases our risks related to leverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a business development company, including those related to the issuance of senior securities, will affect our ability to, and the way in which we, raise additional debt or equity capital.”

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
•

pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm; and

•

pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Currently, the maximum amount of combined leverage for affiliated SBIC funds is $350.0 million, with a single SBIC using up to $175.0 million in leverage.

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

then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and our “net capital gain” (which is our net long-term capital gains in excess of net short-term capital losses) that we distribute to stockholders. If we don’t distribute all of our investment company taxable income and net capital gains, we will be subject to U.S. federal tax at the regular corporate tax rates on the net income or net capital gain not distributed (or deemed distributed) to our stockholders, and may also be subject to a 4% excise tax on such amounts, as described below. We may choose to retain our net capital gains or any investment company taxable income, and pay the associated U.S. federal corporate income tax, including the U.S. federal excise tax described below.

We will be subject to a 4% nondeductible U.S. federal excise tax on our undistributed net capital gains and net income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year, less certain over-distributions in prior years, or the Excise Tax Avoidance Requirement. For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax in the taxable year ending within the relevant calendar year will be treated as distributed.

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

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC and are unable to cure the failure, for example, by disposing of certain investments quickly or raising additional capital to prevent the loss of RIC status, we would be subject to tax on all of our taxable income at the regular corporate rate. The Code provides some relief from RIC disqualification due to failures of the source of income and asset diversification requirements, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.

Should failure occur not only would all our taxable income be subject to tax at regular corporate rates (and subject to any applicable state or local corporate income taxes), we would not be able to deduct distributions to stockholders, nor would distributions be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate stockholders would be eligible to claim a dividends received deduction with respect to such dividends, and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we were to fail to meet the RIC requirements for more than two consecutive years and then seek to requalify as a RIC, we would be required to recognize gain to the extent of any unrealized appreciation in our assets unless we make a special election to pay corporate level tax on the unrealized appreciation recognized during the succeeding five-year period.

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

The global and U.S. capital markets have in the past and may in the future experience periods of disruption and extreme volatility. Signs of deteriorating sovereign debt conditions in Europe and elsewhere, increasing budget deficits, concerns related to economic slowdown in China, volatile energy prices and the United Kingdom’s referendum decision to leave the European Union (commonly referred to as “Brexit”), which is currently scheduled to occur on March 29, 2019, and other nationalist movements and policies create uncertainty that could lead to future disruptions in the capital markets.

Interest rates have remained low despite recent increases. Because longer-term inflationary pressure is likely to result from the U.S. government’s fiscal policies and challenges during this time, we have experienced rising interest rates over the past two years and future increases are possible. A prolonged period of market illiquidity or uncertainty regarding U.S. government deficit and spending levels, including negotiation of federal spending cuts, and implementation of global fiscal austerity measures may lead to a general decline in economic conditions, which could materially and adversely affect the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and to financial firms in particular. This may cause our lenders to attempt to accelerate our indebtedness and, to the extent that we wish to incur additional indebtedness to fund new investments, to renew or refinance existing indebtedness, to obtain other lines of credit or to issue senior securities during such unfavorable economic conditions, including future recessions, the debt capital that will be available to us, if any, may be at a higher cost or on terms and conditions that may be less favorable than we expect, which could negatively affect our financial performance and results. In addition, further downgrades to the U.S. government’s sovereign credit rating or perceived creditworthiness of the United States or other large global economies or U.S. federal government shutdowns could adversely affect global financial markets and economic conditions.

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

In addition, a decline in prices of the debt securities in the overall market due to rising market interest rates or market yields not reflected in the debt investments we own could adversely affect the trading price of our common stock and our net asset value. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the market value of our common stock.

In July 2017, the head of the United Kingdom Financial Conduct Authority, or the FCA, announced that it will no longer persuade or compel banks to submit rates for the calculation of the London Interbank Offered Rate, or LIBOR, after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities. At this time, it is not possible to predict the effect of the FCA’s announcement, other regulatory changes or announcements, any establishment of alternative reference rates or any other reforms to LIBOR that may be enacted in the United Kingdom, the United States or elsewhere. As such, the potential effect of any such event on our net investment income cannot yet be determined.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to regulation at the local, state and federal level. We are also subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions, as well as interpretations or directives from the U.S. presidential administration and others in the executive branch, that affect our operations, including maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure proceedings and other trade practices. If these laws, regulations or decisions change, or if we expand our business into additional jurisdictions, we may have to incur significant expenses in order to comply or we might have to restrict our operations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. In addition, uncertainty regarding legislation and regulations affecting the financial services industry or taxation could also adversely impact our business or the business of our portfolio companies.

In particular, the scope of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, impacts many aspects of the financial services industry, and it requires the development and adoption of many implementing regulations over the next several years. The effects of the Dodd-Frank Act on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. The U.S. presidential administration and certain members of Congress have indicated an intent to amend or repeal portions of the Dodd-Frank Act, which may create regulatory uncertainty in the near term, and in May 2018 a bill was passed that eased financial regulations and reduced oversight for certain entities. While the impact of the Dodd-Frank Act on us and our portfolio companies is subject to continuing uncertainty, the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, and potential repeals thereof, along with other legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

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

Our Investment Adviser is an affiliate of Garrison Investment Group and, in turn, depends upon access to the investment professionals and other resources of Garrison Investment Group and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. Our Investment Adviser also depends upon Garrison Investment Group to obtain access to deal flow generated by the professionals of Garrison Investment Group. Under the Staffing Agreement, Garrison Investment Group has agreed to provide our Investment Adviser with the resources necessary to fulfill these obligations. The Staffing Agreement provides that Garrison Investment Group will make available to our Investment Adviser experienced investment professionals and access to the senior investment personnel of Garrison Investment Group for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. We are not a party to the Staffing Agreement and cannot assure you that Garrison Investment Group will fulfill its obligations under the agreement. If Garrison Investment Group fails to perform, we cannot assure you that our Investment Adviser will enforce the Staffing Agreement, that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of Garrison Investment Group and its affiliates or their market knowledge and deal flow.

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

Additionally, as competition for investment opportunities increases, alternative investment vehicles, such as hedge funds, credit funds and collateralized loan obligations, may invest in middle-market companies. As a result of these new entrants, competition for investment opportunities in middle-market companies could further intensify. Many of our potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we cannot assure you that we will be able to identify and make investments that are consistent with our investment objective.

Participants in our industry compete on several factors, including price, flexibility in transaction structuring, customer service, reputation, market knowledge and speed in decision-making. We do not intend to compete primarily based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that are lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may reduce our net investment income and increase our risk of credit loss.

We have elected to be treated as a RIC and intend to qualify annually for such treatment. If we are unable to qualify as a RIC, we will be subject to corporate-level income tax.

We have elected to be treated as a RIC under the Code and intend to qualify annually for such treatment. To qualify as a RIC under the Code and obtain RIC tax benefits, we must meet certain income source, asset diversification and annual distribution requirements. The Annual Distribution Requirement is satisfied if we distribute at least 90% of our ordinary income and realized net short term capital gains in excess of realized net short term capital losses, if any, to our stockholders on an annual basis. To the extent we use preferred stock or debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants that could, under certain circumstances, restrict us from making distributions necessary to qualify for RIC tax benefits. If we fail to make sufficient distributions, as a result of contractual restrictions or otherwise, we may fail to qualify for such benefits and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in the debt of relatively illiquid middle-market private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on us and our stockholders.

Our returns will be reduced by any U.S. corporate income tax that our subsidiaries pay.

Some of the income and fees that we recognize will not satisfy the 90% Income Test. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test or for other reasons, we may be required to recognize certain income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. corporate income tax on their earnings, which ultimately will reduce our return on such income and fees. In addition, we may invest in partnerships, including qualified publicly traded partnerships and limited liability companies treated as partnerships for tax purposes, which may result in our being subject to state, local or foreign income, franchise or withholding liabilities.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as accretion of original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment assets, and increases in loan balances as a result of PIK interest will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash. Our investments with a deferred interest feature, such as PIK interest, may represent a higher credit risk than loans for which interest must be paid in full in cash on a regular basis. For example, even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is scheduled to occur upon maturity of the obligation.

In certain cases we may recognize income before or without receiving cash representing such income, which may cause us difficulties in meeting the Annual Distribution Requirement. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate level income tax.

Regulations governing our operation as a business development company, including those related to the issuance of senior securities, will affect our ability to, and the way in which we, raise additional debt or equity capital.

We expect that we will require a substantial amount of additional capital in order to grow our business. We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the 1940 Act, we are currently permitted to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC). If the value of our assets declines, we may be unable to satisfy this requirement. If that happens, we may be required to sell a portion of our investments at a time when such sales may be disadvantageous and, depending on the nature of our leverage, repay a portion of our indebtedness.

If we issue preferred stock, which is another form of leverage, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in the best interest of our common stockholders. Holders of our common stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. In addition, any interests of preferred stockholders may not necessarily align with the interests of holders of our common stock and the rights of holders of shares of preferred stock to receive distributions would be senior to those of holders of shares of our common stock.

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

Our strategy involves a high degree of leverage. The use of leverage, including through the issuance of senior securities, magnifies the potential for gain or loss on amounts invested. We have incurred leverage in the past and currently incur leverage through the 2018-2 CLO and Garrison SBIC and, from time to time, intend to incur additional leverage to the extent permitted under the 1940 Act. In the future, we may borrow from, and issue senior securities, to banks, insurance companies and other lenders. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The risks of investing in a highly leveraged fund include volatility and possible distribution restrictions. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments into which we may enter. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses.

If the value of our assets decreases, leverage would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. To the extent we incur additional leverage, these effects would be further magnified, increasing the risk of investing in us. Such a decline would also negatively affect our ability to make distributions on our common stock or preferred stock. Our ability to service our debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. In addition, our common stockholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management fee payable to our Investment Adviser.

We are not permitted to issue senior securities unless, immediately after each such issuance (other than SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC), we have an asset coverage, as defined in the 1940 Act, of at least 150%.  If our asset coverage ratio declines below 150% (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC), we cannot incur additional debt and could be required to sell a portion of our investments to repay certain types of debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. As of December 31, 2018, our total outstanding indebtedness was $311.8 million and our asset coverage, computed in accordance with the 1940 Act, was 167.1%.

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

In addition, the terms governing the 2018-2 CLO and any indebtedness that we incur in the future could impose financial and operating covenants that restrict our business activities, including limitations that may hinder our ability to finance additional loans and investments or make the distributions required to maintain our status as a RIC under the Code.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses, as of December 31, 2018. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder (1)	-37.94%	-23.03%	-8.11%	6.81%	21.73%

(1)

Assumes $504.0 million in total assets, $251.8 million of debt outstanding under the 2018-2 CLO, $60.0 million of debt outstanding under Garrison SBIC, $168.9 million in net assets as of December 31, 2018 and an average cost of funds of 4.23%, 4.22%, 5.08%, 5.08%, 5.81% and 3.84%, which is the weighted average effective interest rates of the Class A-1R-R Notes, Class A-1T-R Notes, Class A-2-R Notes and Class B-R Notes issued as a part of our 2018-2 CLO and the debentures issued by Garrison SBIC, respectively, for the year ended December 31, 2018, and includes the effects of the amortization of deferred debt issuance costs. The weighted average effective interest rate for our total outstanding debt was 4.4% as of December 31, 2018.

Based on our outstanding indebtedness of $311.8 million as of December 31, 2018 and an average cost of funds of 4.2% as of that date, our investment portfolio must experience an annual return of at least 2.7% to cover annual interest payments on the 2018-2 Notes and the SBA debentures of Garrison SBIC.

In addition to issuing securities to raise capital as described above, we have securitized a large portion of our loans to generate cash for funding new investments and may seek to securitize additional loans in the future to the extent permissible under applicable law. To securitize additional loans in the future, we may create a wholly-owned subsidiary and contribute a pool of loans to the subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools, and we would retain a portion of the equity in any such securitized pool of loans. An inability to securitize part of our loan portfolio could limit our ability to grow our business, fully execute our business strategy and increase our earnings. Moreover, certain types of securitization transactions may expose us to greater risk of loss.

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

The 1940 Act and the Code impose numerous constraints on the operations of business development companies and RICs. For example, business development companies are required to invest at least 70% of their total assets in qualifying assets, including U.S. private or thinly-traded public companies, cash, cash equivalents, U.S. government securities and other high-quality debt instruments that mature in one year or less from the date of investment. Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a common equity market capitalization that is less than $250.0 million at the time of such investment. Moreover, qualification for taxation as a RIC requires satisfaction of source-of-income, asset diversification and distribution requirements. Any failure to operate in compliance with these constraints could subject us to enforcement action by the SEC, cause us to fail to satisfy the requirements associated with RIC status, cause us to fail the 70% test described above or otherwise have a material adverse effect on our business, financial condition or results of operations.

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

We are subject to risks associated with the 2018-2 CLO.

The 2018-2 CLO involves a number of significant risks, including those set forth below.

The 2018-2 Subordinated Notes and any Class B-R Notes that we may hold are subordinated obligations of the 2018-2 CLO.

We directly own all of the subordinated notes issued as part of the 2018-2 CLO, or the 2018-2 Subordinated Notes. We consolidate the financial statements of the 2018-2 CLO in our consolidated financial statements and treat the Class A-1R-R Notes, Class A-1T-R Notes, Class A-2-R Notes and Class B-R Notes issued as a part of our 2018-2 CLO, or collectively the 2018-2 Secured Notes (other than any Class B-R Notes held by us) as leverage.

The 2018-2 Subordinated Notes are the most junior class of securities issued under the indenture governing the 2018-2 CLO. They are subordinated in priority of payment to certain administrative expenses of the 2018-2 CLO and every other class of notes issued by the 2018-2 CLO and are subject to certain payment restrictions set forth in the indenture governing the 2018-2 Notes. In addition, the 2018-2 Subordinated Notes generally have only limited voting rights and generally do not benefit from any creditors’ rights or ability to exercise remedies under the indenture governing 2018-2 Notes. The 2018-2 Subordinated Notes that we hold are not treated as outstanding in certain votes related to certain matters relating to the collateral management agreement. The 2018-2 Subordinated Notes are not guaranteed by another party.

The 2018-2 Subordinated Notes do not bear a stated rate of interest. We receive cash distributions on the 2018-2 Subordinated Notes only if 2018-2 CLO has made all required cash interest payments on all of the 2018-2 Secured Notes it has issued and each of the applicable coverage tests is satisfied and certain other conditions are met. The 2018-2 Subordinated Notes represent an equity investment in the 2018-2 CLO, and we cannot assure you that distributions on the assets held by the 2018-2 CLO will be sufficient to make any distributions to us or that the yield on the 2018-2 Subordinated Notes will meet our expectations.

The 2018-2 Subordinated Notes are unsecured and rank behind all of the secured creditors, known or unknown, of the 2018-2 CLO, including the holders of the 2018-2 Secured Notes. In addition, any Class B-R Notes that we may hold are subordinated to and rank behind holders of all other classes of 2018-2 Secured Notes. Consequently, to the extent that the value of the 2018-2 CLO’s portfolio of loan investments has been reduced as a result of conditions in the credit markets, defaulted loans, losses on the underlying assets, prepayment or changes in interest rates, the value of the 2018-2 Subordinated Notes or any Class B-R Notes that we may hold realized at their redemption could be reduced. Accordingly, the 2018-2 Subordinated Notes or any Class B-R Notes that we may hold may not be paid in full and may be subject to up to 100% loss.

The 2018-2 Subordinated Notes are a highly leveraged investment.

As of December 31, 2018, the 2018-2 CLO owed approximately $251.8 million under the 2018-2 Secured Notes, and the fair value of the investments held by the 2018-2 CLO was $355.3 million. The leveraged nature of the 2018-2 Subordinated Notes may magnify the adverse impact on the 2018-2 Subordinated Notes of changes in the market value of the investments held by the 2018-2 CLO, changes in the distributions on those investments, defaults and recoveries on those investments, capital gains and losses on those investments, prepayments on those investments and availability, prices and interest rates of those investments. We are prepared to hold the 2018-2 Subordinated Notes until their stated maturity.

The interests of investors in certain of the 2018-2 Secured Notes may not be aligned with our interests, and we may have no control over remedies.

Generally, institutional investors hold the 2018-2 Secured Notes. These securities rank senior in right of payment to the 2018-2 Subordinated Notes. There are circumstances in which the interests of investors in a class of notes may not be aligned with the interests of holders of the other classes of notes issued by the 2018-2 CLO. For example, under the terms of the indenture, investors in the Class A-1R-R Notes and Class A-1T-R Notes, which we refer to collectively as the Class A-1 Notes, have the right to receive payments of principal and interest prior to investors in all other classes of notes.

As the holder of the 2018 Subordinated Notes, we are generally not entitled to exercise remedies under the indenture governing the notes issued by the 2018-2 CLO. For example, for as long as the Class A-1 Notes remain outstanding, investors in the Class A-1 Notes comprise the most senior class of notes of the 2018-2 CLO then outstanding, or the Controlling Class, under the 2018-2 CLO. Upon repayment of the Class A-1 Notes, investors in the Class A-2-R Notes will become the Controlling Class and so on. The Controlling Class has the right to act in certain circumstances with respect to the portfolio loans in ways that may benefit their interests but not in the interests of other investors in more junior classes of notes, including by exercising remedies, waiving events of default or rescinding declaration of acceleration of the notes under the indenture governing the notes issued by the 2018-2 CLO. The Controlling Class has no obligation to consider any possible adverse effect on any other class of notes. For example, upon the occurrence and during the continuance of an event of default with respect to the notes issued by the 2018-2 CLO, the trustee, Deutsche Bank Trust Company Americas, holders of a majority of the Controlling Class or holders of a majority of each class of 2018-2 Secured Notes may declare the principal of all the 2018-2 Secured Notes and all other amounts payable by the 2018-2 CLO to be immediately due and payable. This would have the effect of accelerating the principal on such notes and triggering a repayment obligation on the part of the 2018-2 CLO. The 2018-2 CLO may not have sufficient proceeds available to enable the trustee under the indenture to repay the obligations to us. The Controlling Class may be less likely to waive an event of default or rescind declaration of acceleration of outstanding amounts than lenders under traditional senior secured credit facilities.

We cannot assure you that any remedies pursued by the Controlling Class will be in our best interests or that we will receive any payments or distributions upon an acceleration of the notes. Any failure of the 2018-2 CLO to make distributions on the 2018-2 Subordinated Notes or any Class B-R Notes that we may hold, whether as a result of an event of default or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result our inability to make distributions sufficient to allow our qualification as a RIC.

The 2018-2 CLO may fail to meet certain asset coverage tests, which would have an adverse effect on the time of payments to us.

Under the documents governing the 2018-2 CLO, there are coverage tests applicable to each class of the 2018-2 Secured Notes. The first test compares the amount of interest received on the collateral loans held by the 2018-2 CLO (net of certain fees and expenses) to the amount of interest payable in respect of the 2018-2 Secured Notes. To meet this first test, the aggregate amount of interest received on the portfolio loans must equal, after the payment of certain fees and expenses, at least 135% of the interest payable in respect of the Class A-1 Notes and Class A-2-R Notes, which we refer to collectively as the Class A Notes, and 125% of the interest payable on the Class A Notes and the Class B-R Notes, taken together. The second test compares the aggregate principal amount of the collateral loans (which in certain cases may be less than the actual par amount of such collateral loan), as calculated in accordance with the indenture, to the aggregate outstanding principal amount of the 2018-2 Secured Notes. To meet this second test at any time, the aggregate principal amount of the collateral loans (subject to potential adjustments as indicated above) must equal at least 128.0% of the aggregate outstanding principal amount of the Class A Notes and 118.2% of the aggregate outstanding principal amount of the Class A Notes and the Class B-R Notes, taken together. If any coverage test is not satisfied with respect to a quarterly payment date, the 2018-2 CLO is required to apply available amounts to the repayment of interest on and principal of the Class A Notes and then the Class B-R Notes to the extent necessary to satisfy the applicable coverage tests. In addition, if the aggregate principal amount of the collateral loans (subject to potential adjustments as indicated above) to the aggregate outstanding principal amount of the Class A-1 Notes is less than or equal to 125% as of any measurement date and remains below 125% for at least ten business days, a majority of each class of 2018-2 Secured Notes may direct the sale and liquidation of assets held by the 2018-2 CLO, which could have a material adverse effect on our business, financial condition and results of operations.

Restructurings of investments held by the 2018-2 CLO may decrease their value and reduce amounts payable on the 2018-2 Subordinated Notes.

Under a collateral management agreement, we serve as collateral manager of the 2018-2 CLO. In addition, we have entered into a sub-collateral management agreement with our Investment Adviser, whereby we delegated certain of our obligations and duties under the collateral management agreement to our Investment Adviser.

As a result of these arrangements, our Investment Adviser indirectly has broad authority to direct and supervise the investment and reinvestment of the investments held by the 2018-2 CLO, which may include exercising or enforcing, or refraining from exercising or enforcing, any or all of the 2018-2 CLO’s rights in connection with the execution of amendments, waivers, modifications and other changes to the investment documentation in accordance with the collateral management agreement, and subject to the right of the Controlling Class to consent to certain amendments and certain other restrictions contained in the indenture. During periods of economic uncertainty and recession, the incidence of amendments, waivers, modifications and restructurings of investments may increase. Such amendments, waivers, modifications and other restructurings will change the terms of the investments and in some cases may result in the 2018-2 CLO holding assets not meeting its criteria for investments. This could adversely impact the coverage tests under the indenture governing the notes issued by the 2018-2 CLO. Any amendment, waiver, modification or other restructuring that reduces the 2018-2 CLO’s compliance with certain financial tests will make it more likely that the 2018-2 CLO will need to utilize cash to pay down the unpaid principal amount of the 2018-2 Secured Notes to cure any breach in such test instead of making payments on the 2018-2 Subordinated Notes. Any such use of cash would reduce distributions available and delay the timing of payments to us.

We may not receive cash from the 2018-2 CLO.

We receive cash from the 2018-2 CLO only to the extent that we receive payments on the 2018-2 Subordinated Notes and any Class B-R Notes that we may hold. The 2018-2 CLO may make payments on such notes only to the extent permitted by certain payment priority provisions of the indenture governing the 2018-2 CLO, which generally provide that principal payments on the 2018-2 Subordinated Notes may not be made on any payment date unless all other amounts owing are paid in full, and principal payments the Class B-R Notes may not be made on any payment date unless all amounts owing on the Class A Notes are paid in full. In addition, if the 2018-2 CLO does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the 2018-2 CLO, cash would be diverted from the ordinary priority of payments to first make payments on the Class A Notes and then the Class B-R Notes in amounts sufficient to cause such tests to be satisfied. In the event that we fail to receive cash from the 2018-2 CLO, we could be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies or the notes that we own at less than their fair value in order to continue making such distributions.

Our ability to transfer the 2018-2 Subordinated Notes and Class B-R Notes is limited.

The notes issued by the 2018-2 CLO are illiquid investments and subject to extensive transfer restrictions, and no party is under any obligation to make a market for the notes. In addition, we are subject to significant transfer restrictions with respect to the 2018-2 Subordinated Notes and any Class B-R Notes that we hold and cannot transfer the 2018-2 Subordinated Notes except in limited circumstances. There is no market for the notes, and we may not be able to sell or otherwise transfer the 2018-2 Subordinated Notes at their fair value, or at all, in the event that we determine to sell them. During economic downturns, notes issued in securitization transactions may experience high volatility and significant fluctuations in market value. Additionally, some potential buyers of such notes may view securitization products as an inappropriate investment, thereby reducing the number of potential buyers and/or potentially affecting liquidity in the secondary market.

The holders of the Class A-1R-R Notes may fail to advance funds to us as required.

If a holder of a Class A-1R-R Note should fail to advance funds to us in a timely manner, as required under the documents governing the 2018-2 CLO, we may be forced to obtain alternative sources of liquidity, including by selling assets or seeking new financing arrangements. If we are unable to find such sources of liquidity, we may be unable to fund obligations to our portfolio companies or be forced to break trades that have been entered into but not yet settled, either of which could adversely affect our reputation, cause portfolio companies to seek recourse against us, including litigation, and otherwise have a material adverse effect on our business, financial condition and results of operations.

The 2018-2 CLO may be required to redeem the 2018-2 Secured Notes upon the occurrence of certain tax events.

In certain circumstances, we or a majority of the holders of any class of the 2018-2 Secured Notes that has not received 100% of the principal and interest that would otherwise be due and payable to such class on any quarterly payment date can require the 2018-2 CLO to redeem such notes in whole in the event that any change in or adoption of U.S. or foreign tax statute or treaty requires, among other items, (1) withholding of 5% or more of the scheduled payments by the 2018-2 CLO on any date or (2) any jurisdiction imposes a net income, profits or similar tax on the 2018-2 CLO, in each case, in an aggregate amount in excess of $1.0 million in any quarter or any 12-month period. This could cause the 2018-2 CLO to sell all or a portion of its investments in order to fund the necessary redemption, including on unfavorable terms, which could have a material adverse effect on our business, financial condition and results of operations.

Failure of a court to enforce certain non-petition obligations may adversely affect us.

Each holder of 2018-2 Secured Notes has agreed, and each beneficial owner of the 2018-2 Secured Notes will be deemed to agree, that it will not cause the filing of a petition in bankruptcy against, or present a winding up action petition in respect of, the 2018-2 CLO for at least 366 days after payment in full of such notes. If such provision is determined to be unenforceable under applicable bankruptcy laws or is violated by one or more holders of 2018-2 Secured Notes, then the applicable court could liquidate the 2018-2 CLO’s assets without regard to the voting instructions of the Controlling Class. Any such liquidation of the 2018-2 CLO’s assets could have a material adverse effect on our business, financial condition and results of operations.

The 2018-2 CLO is subject to various conflicts of interest involving Deutsche Bank Trust Company Americas.

Deutsche Bank Trust Company Americas is the trustee and custodian with respect to the indenture governing the notes issued by the 2018-2 CLO. Various potential and actual conflicts of interest may arise as a result of the investment banking, commercial banking, asset management, financing and financial advisory services and products provided by affiliates of Deutsche Bank Trust Company Americas, or, collectively, the Deutsche Bank Companies, to us and the 2018-2 CLO. When acting in service capacities with respect to investments held by the 2018-2 CLO, the Deutsche Bank Companies are entitled to fees and expenses senior in priority to payments to the distributions on our equity interests in the 2018-2 CLO. In addition, the Deutsche Bank Companies may act as trustee for other classes of securities issued by one of our portfolio companies or make or administer loans to such portfolio companies and would owe fiduciary duties to the holders of such other classes of securities, which classes of securities may have differing interests from us, and may take actions that are adverse to us, including restructuring a loan, exercising remedies under a loan, foreclosing on collateral, requiring additional collateral, charging significant fees or placing the obligor in bankruptcy. The Deutsche Bank Companies might act as a counterparty under swaps or any other derivative agreements for transactions involving issuers of investments held by the 2018-2 CLO and could take actions adverse to the interests of the 2018-2 CLO, including demanding collateralization of its exposure under such agreements (if provided for thereunder) or terminating such swaps or agreements in accordance with the terms thereof. As a result of all such transactions or arrangements between the Deutsche Bank Companies and issuers of investments held by the 2018-2 CLO or their respective affiliates, the Deutsche Bank Companies may have interests that are contrary to the interests of the 2018-2 CLO.

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

We expect to make many portfolio investments in the form of securities that are not publicly traded. As a result, our board of directors determines the fair value of these securities in good faith under our valuation policies and procedures. In connection with that determination, investment professionals from our Investment Adviser provide our board of directors with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, Messrs. Chase and Tansey have direct and indirect pecuniary interests in our Investment Adviser. The participation of our Investment Adviser’s investment professionals in our valuation process, and the pecuniary interest in our Investment Adviser by certain members of our board of directors, could result in a conflict of interest as the management fee paid to our Investment Adviser is based, in part, on our gross assets.

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

The Investment Advisory Agreement with our Investment Adviser, the Administration Agreement with Garrison Capital Administrator and the sub-collateral management agreement with our Investment Adviser were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third party.

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

We, Garrison Investment Group and our Investment Adviser have received exemptive relief from the SEC that permits greater flexibility to negotiate the terms of co-investments if our board of directors determines that it would be advantageous for us to co-invest with other accounts sponsored or managed by our Investment Adviser or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions, as well as regulatory requirements and other relevant factors. We cannot assure you, however, that we will continue to develop opportunities that comply with such limitations.

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

Our Investment Adviser is entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of our Pre-Incentive Fee Net Investment Income, subject to the Hurdle Rate, a catch-up provision and the Incentive Fee Cap and Deferral Mechanism. Our Pre-Incentive Fee Net Investment Income excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss for that quarter. Thus, we may be required to pay our Investment Adviser incentive compensation for a fiscal quarter even if we incur a net loss. In addition, if we pay the capital gains portion of the incentive fee and thereafter experience additional realized capital losses or unrealized capital losses, we will not be able to recover any portion of the incentive fee previously paid.

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

We adjust quarterly the valuation of our portfolio to reflect our board of directors’ determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statements of operations as net change in unrealized gains or losses.

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

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized loss.

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

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized loss. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized loss in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized loss in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We are highly dependent on the communications and information systems of our Investment Adviser and its affiliates as well as certain third-party service providers. As these systems become more important to our business, the risks posed to these communications and information systems have continued to increase.  Any failure or interruption in these systems, including due to cyber-attacks, electrical or telecommunication outages or natural disasters, could cause disruptions in our activities, including because we do not maintain such systems of our own.  In addition, these systems are subject to potential attacks, including through adverse events that threaten the confidentiality, integrity or availability of our information resources.  These attacks, which may include cyber incidents, may involve a third party gaining unauthorized access to our communications or information systems for purposes of misappropriating assets, stealing confidential information related to our operations or our portfolio companies, corrupting data or causing operational disruption.  Any such attack could result in disruption to our business, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships, any of which could have a material adverse effect on our operating results, the market price of our securities and our ability to pay dividends and other distributions to our security holders.

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

Under current SEC rules, we are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and related rules and regulations of the SEC and our independent registered public accounting firm must audit this report. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting.

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

We invest primarily in (1) first lien senior secured loans, (2) second lien senior secured loans, (3) “one-stop” senior secured or “unitranche” loans, (4) subordinated or mezzanine loans, and (5) minority equity investments.

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

Minority Equity Investments. We may make selected equity investments. In addition, when we invest in first lien, second lien, unitranche or mezzanine loans, we may acquire warrants to purchase equity securities. Our goal is ultimately to dispose of these equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code and the requirements under the documents governing 2018-2 CLO, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.

Our portfolio may be concentrated in a limited number of portfolio companies and industries, which would subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

Our portfolio may be concentrated in a limited number of portfolio companies and industries. As a result, the aggregate returns we realize may be significantly and adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize. As of December 31, 2018, the largest industry concentrations in our portfolio were Internet Software and Services, Healthcare Equipment and Services and Commercial Services and Supplies, which represented 16.5%, 11.6% and 7.8%, respectively, of our portfolio at fair value.

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

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions, including as a result of temporary market dislocations, may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results, which could have an adverse effect on our financial condition.

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

We have the discretion to make any follow-on investments, subject to the availability of capital resources, the limitations of the 1940 Act and the requirements associated with our status as a RIC. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful portfolio company. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we do not want to increase our exposure to the portfolio company, because we prefer other opportunities or because we are inhibited by compliance with business development company requirements or the desire to maintain our status as a RIC.

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

We may be exposed to higher risks with respect to our investments that include original issue discount or PIK interest.

Our investments may include original issue discount and contractual PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent original issue discount or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•	original issue discount and PIK instruments may have higher yields, which reflect the payment deferral and credit risk associated with these instruments;
•

original issue discount and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral; and

•	original issue discount and PIK instruments may represent a higher credit risk than coupon loans.

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

In addition, any investments that we make that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital gains, and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that we will, in fact, hedge currency risk, or, that if we do, such strategies will be effective.

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

•	changes in, or uncertainty regarding, regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and business development companies;
•	loss of our qualification as a RIC or business development company;
•	changes in earnings or variations in operating results;
•	changes in the value of our portfolio investments;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	departure of our Investment Adviser’s or any of its affiliates’ key personnel;
•	operating performance of companies comparable to us;
•	general economic trends and other external factors; and
•	loss of a major funding source.

Our stockholders could experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.

All distributions declared in cash payable to stockholders that are participants in our dividend reinvestment plan are automatically reinvested in shares of our common stock. As a result, our stockholders that do not participate in our dividend reinvestment plan could experience dilution in their ownership percentage of our common stock over time if we issue additional shares of our common stock. Stockholders who participate in our dividend reinvestment plan will nevertheless be subject to U.S. federal income tax as though they had received the amount reinvested in cash.

Our stockholders may receive shares of our common stock as dividends, which could result in adverse tax consequences to them.

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

Certain provisions of the General Corporation Law of the State of Delaware and our certificate of incorporation and bylaws could deter takeover attempts and have an adverse effect on the price of our common stock and the rights of our common stockholders.

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

The last reported price for our common stock on March 1, 2019 was $7.40 per share. As of March 1, 2019, we had 11 stockholders of record. This does not include the number of stockholders that hold shares through banks or broker-dealers.

Dividend Reinvestment Plan

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

Stock Performance Graph

This graph compares the stockholder return on our common stock from January 1, 2014 to December 31, 2018 with that of the Nasdaq Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on January 1, 2014, $100 was invested in our common stock, the Nasdaq Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash dividend distributions prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Item 6. Selected Financial Data

The following selected consolidated financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 are derived from the consolidated financial statements that have been audited by RSM US LLP (formerly McGladrey LLP through October 25, 2015), an independent registered public accounting firm. The audited Consolidated Statements of Financial Condition as of December 31, 2018 and 2017 and the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016 are included elsewhere in this Form 10-K. The audited Consolidated Statements of Financial Condition as of December 31, 2016, 2015 and 2014 and the Consolidated Statements of Operations for the years ended December 31, 2015 and 2014 are not included in this Form 10-K. Historical results are not necessarily indicative of results for any future period.

The selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K:

	Year Ended December 31,
($ in thousands except per share amounts)	2018	2017	2016	2015	2014
Statement of operations data:
Total investment income(1)	$38,782	$36,620	$42,951	$51,317	$50,459
Interest expense	11,725	8,803	9,859	7,428	7,157
Management fees (net of waived fees)	6,058	5,565	6,972	7,755	8,065
Incentive fees (net of waived fees)	271	—	—	1,135	8,409
Other expenses	4,536	5,025	5,207	5,055	4,819
Net investment income	16,192	17,227	20,913	29,944	22,009
Net realized (loss)/gain on investments(2)	(273)	(25,388)	(30,591)	(11,685)	10,702
Net change in unrealized (loss)/gain on investments(2)	(15,274)	14,388	6,696	(21,919)	(2,227)
Loss on refinancing of debt	(2,218)	—	(1,828)	—	—
Net (decrease)/increase in net assets resulting from operations	(1,573)	6,227	(4,810)	(3,660)	30,484
Basic weighted average common shares outstanding	16,049,352	16,049,352	16,149,866	16,742,531	16,758,779
Basic (loss)/earnings per share	(0.10)	0.39	(0.30)	(0.22)	1.82
Dividends and distributions declared per common share	1.07	1.12	1.33	1.40	1.40

Other data:
Weighted average yield on debt investments at fair value(3)	10.2%	10.1%	11.1%	10.8%	10.5%
Weighted average yield on total portfolio at fair value(4)	9.9%	9.9%	11.9%	11.8%	10.8%
Number of portfolio companies at period end	93	62	57	66	57

	Year Ended December 31,
($ in thousands except per share amounts)	2018	2017	2016	2015	2014
Statement of financial condition data:
Investments, at fair value(5)	$453,977	$394,730	$376,704	$415,001	$467,769
Cash	30,138	14,895	10,378	24,985	13,651
Restricted cash	15,584	4,621	12,568	11,833	14,260
Total assets	503,966	424,196	406,547	460,301	505,842
Debt outstanding	307,492	232,531	205,112	225,649	240,259
Net assets	168,912	187,658	199,408	230,710	261,103
Shares of common stock outstanding	16,049,352	16,049,352	16,049,352	16,507,594	16,758,779
Per share data:
Net asset value per share	$10.52	$11.69	$12.42	$13.98	$15.58

(1)

Includes income from affiliate investments of $0.1 million, $0.2 million and $0.8 million for the years ended, December 31, 2017, 2016 and 2014, respectively. There was not any income from affiliate investments for the years ended December 31, 2018 and 2015.

(2)

Includes net realized loss from affiliate investments of $5.0 million and net realized gain from affiliate investments of $8.5 million for the years ended December 31, 2017 and 2014, respectively. Includes net change in unrealized gain from affiliate investments of $1.7 million for the year ended December 31, 2017. Includes net change in unrealized loss from affiliate investments of $2.1 million, $1.7 million and $1.8 million for the years ended December 31, 2018, 2016 and 2014, respectively.

(3)

Weighted average yield on debt investments measured at fair value is calculated based on the interest expected to be received using the current all-in interest rate, contractual maturity date and the current fair value of the investment as of the balance sheet date. This excludes investments placed on non-accrual, unfunded revolvers and equity investments.

(4)

Weighted average yield on total portfolio measured at fair value is calculated based on the interest expected to be received using the current all-in interest rate, contractual maturity date and the current fair value of the investment as of the balance sheet date.

(5)	Includes affiliate investments of $1.7 million and $3.1 million as of December 31, 2018 and 2016, respectively. There were no affiliated investments as of December 31, 2017, 2015 or 2014.

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

Our investment objective is to generate current income and capital gains through direct loans and debt investments in U.S. based middle-market companies. Our loans and debt investments are primarily first lien senior secured loans (including "unitranche" loans, which are loans that combine the characteristics of both senior and subordinated debt, generally in a first lien position). We also may, to a lesser extent, invest in subordinated and mezzanine debt and equity investments. Our goal is to generate attractive risk-adjusted returns by assembling a broad portfolio of investments.

Our investment activities are managed by our Investment Adviser. The investment committee of our Investment Adviser is comprised of Joseph Tansey, Brian Chase, Mitch Drucker, Susan George, Robert Chimenti, Joshua Brandt, Allison Adornato and Daniel Hahn. Our Investment Adviser is responsible for sourcing potential investments, conducting research and diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. Under the Investment Advisory Agreement, we pay a management fee and an incentive fee to our Investment Adviser for its services.

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

2018 Highlights and Recent Developments

Operating results:

•	Total net investment income for the year was $16.2 million, or $1.01 per share, and net decrease in net assets resulting from operations was $1.6 million, or $0.10 per share.

•	Declared total dividends of $1.07 per share in 2018, representing a dividend yield of 9.6% based on our average 2018 net asset value.

•	On March 5, 2019, the board of directors, declared a distribution in the amount $3.7 million, or $0.23 a share, which will be paid on March 29, 2019 to stockholders of record as of March 22, 2019.

Portfolio activity:

•	Loan originations, acquisitions and add-ons totaled $288.7 million at par to 51 new portfolio companies during 2018, with a weighted average yield on cost of 8.6%.

•	Loan repayments and sales totaled $212.0 million at par, which includes full repayments and sales of investments in 20 portfolio companies, with a weighted average yield on cost of 11.0%.

•	As of December 31, 2018, our non-accrual assets as a percentage of cost and fair value were reduced to 2.0% and 0.5%, respectively.

Financing activity:

•	We refinanced and upsized our collateralized loan obligation financing vehicle, which resulted in additional debt capacity of $120.0 million and extended the reinvestment period to November 2022.

•	Net borrowings during 2018 totaled $76.6 million, resulting in an aggregate debt outstanding of $307.5 million at par with a weighted average effective interest rate of 4.4%.

•	Debt capacity remaining as of December 31, 2018 totaled $52.0 million, comprised of $42.0 million under the 2018-2 CLO and $10.0 million of available SBIC borrowings.

Other recent developments:

•

On February 26, 2019, the board of directors, amended its valuation process with regard to the retention of independent valuation firms, such that (1) no investment will be reviewed by an independent valuation firm for the first two quarters after its closing and (2) the requirement that 25% of our investments without market quotations be valued by an independent valuation firm each quarter is removed.  Notwithstanding this amendment, we will continue to have all portfolio investments without readily available market quotation independently reviewed at least once during each 12-month period.

•	Appointment of Officers

On March 1, 2019, our board of directors created a new office of the Company, Chief Operating Officer, and appointed Mr. Brian Chase as Chief Operating Officer. In connection with his appointment as Chief Operating Officer, Mr. Chase will no longer serve as Chief Financial Officer and Treasurer. Contemporaneously, following the recommendation of the Audit Committee of our board of directors, our board of directors appointed Mr. Daniel Hahn as Chief Financial Officer and Treasurer. In connection with his appointment as Chief Financial Officer and Treasurer, Mr. Hahn will no longer serve as Controller and Assistant Treasurer. The appointments and transitions in offices described in the foregoing became effective as of March 1, 2019, and Messrs. Chase and Hahn shall serve in their respective offices until their respective successors are chosen and qualify or until their earlier resignation or removal.

Mr. Chase, age 41, has served as our Chief Financial Officer, Treasurer and director since 2011 and is a member of our investment committee. He joined Garrison Investment Group, our affiliate, at its formation in March 2007 and currently serves as its chief operating officer and chief financial officer with responsibility for structuring of funds, financing, operations, tax, accounting and general administration. Prior to joining Garrison Investment Group, from 2005 until March 2007, Mr. Chase was chief financial officer of the Distressed Securities business at The Blackstone Group, where he was responsible for building and overseeing the fund infrastructure and operations. From 2002 until 2005, Mr. Chase was a controller for Fortress Investment Group LLC where he helped develop and oversee the fund’s accounting, tax, financing and operations. Prior to joining Fortress Investment Group, Mr. Chase worked at UBS Alternative Investment Group, a manager of equity and distressed hedge funds, and in the Capital Markets Group at PricewaterhouseCoopers LLP specializing in hedge fund audits. Mr. Chase received a B.S. from the State University of New York at Binghamton and is a Certified Public Accountant (inactive).

Mr. Hahn, age 35, has served as our Controller since May 2017 and Assistant Treasurer since May 2018 and is a member of our investment committee. He joined Garrison Investment Group, our affiliate, in March 2015 and currently serves as a Managing Director with responsibility for the financing, accounting, operations and reporting of the Corporate Credit business. Prior to joining Garrison Investment Group, from June 2013 to March 2015, Mr. Hahn was a Director of Finance at The Blackstone Group, where he was responsible for building and overseeing the fund infrastructure and operations of Blackstone Mortgage Trust, Inc., a publicly-traded mortgage REIT. From January 2010 to June 2013, Mr. Hahn was an Assistant Vice President at Barclays Capital where he worked in the structured capital markets finance group. Prior to joining Barclays Capital, Mr. Hahn worked at PricewaterhouseCoopers LLP where he provided audit and advisory services to financial services clients. Mr. Hahn received a B.S. and a B.A. from the State University of New York at Buffalo and is a CFA charterholder.

Other than Messrs. Chase and Hahn’s direct and indirect pecuniary interest in the Investment Adviser and Messrs. Chase and Hahn’s respective capacities as employees of Garrison Investment Group, as described above, Messrs. Chase and Hahn have not had and will not have any direct or indirect material interest in any transaction or proposed transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K. See “Related Party Transactions” in Part II Item 7 and “Investment Advisory Agreement” and “Administration Agreement” in Part I Item I of this Annual Report for a discussion of our transactions with Garrison Investment Group and our Investment Adviser.

There are no family relationships between Mr. Chase or Mr. Hahn and any director or executive officer of the Company or any person nominated or chosen by the Company to become a director or executive officer. There are no arrangements or understandings between Mr. Chase or Mr. Hahn and any other persons pursuant to which he was selected as Chief Operating Officer or Chief Financial Officer and Treasurer, respectively.

Revenues

In general, we generate revenue in the form of interest earned on the debt investments that we hold and capital gains and distributions, if any, on the equity interests or warrants held in portfolio companies. Our debt investments, whether in the form of senior secured, unitranche or mezzanine loans, typically have a term of up to seven years and may bear interest at a fixed or floating rate. Interest is generally payable monthly or quarterly, and in some cases, loans may have a PIK feature. The principal amount of the debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of loan origination, prepayment, facility, commitment, forbearance and amendment fees. We also may receive structuring or diligence fees, consulting fees and possibly fees for providing managerial assistance. Origination fees received by us are initially deferred and reduced from the cost basis of the investment and subsequently accreted into interest income over the remaining stated term of the loan. Upon the prepayment of a loan or debt security, any unamortized loan origination fees are recorded into income.

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

Consolidated Results of Operations

The results of operations described below may not be indicative of the results we report in future periods. Net investment income can vary substantially from period to period for various reasons, including realized and unrealized gains and losses. As a result, annual comparisons of net investment income may not be meaningful.

Consolidated operating results for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Year Ended
($ in thousands, except per share data)	December 31, 2018	December 31, 2017	December 31, 2016	2018 vs. 2017 Variance	2017 vs. 2016 Variance
Total investment income	$38,782	$36,620	$42,951	$2,162	$(6,331)
Total expenses	22,590	19,393	22,038	3,197	(2,645)
Net investment income	16,192	17,227	20,913	(1,035)	(3,686)
Net realized loss on investments	(273)	(25,388)	(30,591)	25,115	5,203
Net change in unrealized (loss)/gain on investments	(15,274)	14,388	6,696	(29,662)	7,692
Loss on refinancing of debt	(2,218)	-	(1,828)	(2,218)	1,828
Net (decrease)/increase in net assets resulting from operations	(1,573)	6,227	(4,810)	(7,800)	11,037

Net investment income per common share	1.01	1.07	1.29	(0.06)	(0.22)
Net realized/unrealized loss on investments per share	(0.97)	(0.68)	(1.48)	(0.29)	0.80
Loss on refinancing of debt per share	(0.14)	-	(0.11)	(0.14)	0.11
Basic (loss)/earnings per share	(0.10)	0.39	(0.30)	(0.49)	0.69
Dividends and distributions declared per common share	1.07	1.12	1.33	(0.05)	(0.21)
Net asset value per share	10.52	11.69	12.42	(1.17)	(0.73)

Net Investment Income

Net investment income for the years ended December 31, 2018, 2017 and 2016 was $16.2 million, $17.2 million and $20.9 million, respectively. Net investment income decreased by $1.0 million for the year ended December 31, 2018 from the year ended December 31, 2017, and decreased $3.7 million for the year ended December 31, 2017 from the year ended December 31, 2016, as described below under “Investment Income” and “Expenses.”

Investment Income

Investment income for the years ended December 31, 2018, 2017 and 2016 was $38.8 million, $36.6 million and $43.0 million, respectively.

Investment income increased by $2.2 million for the year ended December 31, 2018 from the year ended December 31, 2017 due to an increase in interest income in the amount of $1.6 million and an increase in other income in the amount of $0.6 million. The increase in interest income was largely driven by a higher average portfolio size during the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase in portfolio size was due to an increase in our allowable leverage via a reduction in asset coverage requirements to 150% from 200%. The increase in other income was largely due to higher prepayment fees recognized during 2018 as compared to 2017.

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

Expenses

Total expenses for the years ended December 31, 2018, 2017 and 2016 were $22.6 million, $19.4 million and $22.0 million, respectively. However, the table below excludes $1.5 million of accelerated interest expense related to the refinancing of the $350.0 million collateralized loan obligation completed on September 29, 2016.

The following table summarizes our expenses, excluding the above mentioned non-recurring debt refinancing expenses, for the years ended December 31, 2018, 2017 and 2016.

	Year Ended			2018 vs. 2017	2017 vs. 2016
($ in thousands)	December 31, 2018	December 31, 2017	December 31, 2016	Variance	Variance
Interest expense	$11,725	$8,803	$8,313	$2,922	$490
Management fee (net of waivers)	6,058	5,565	6,972	493	(1,407)
Incentive fees	271	—	—	271	—
Professional fees	1,212	1,087	1,369	125	(282)
Directors' fees	306	312	379	(6)	(67)
Administrator expenses	1,336	1,203	1,260	133	(57)
Other expenses	1,682	2,423	2,199	(741)	224
Total expenses	$22,590	$19,393	$20,492	$3,197	$(1,099)

Interest expense increased $2.9 million for the year ended December 31, 2018 from the year ended December 31, 2017, primarily due to a higher average aggregate debt balance outstanding combined with an increase in the weighted average effective interest rates on our borrowings.

Interest expense increased $0.5 million for the year ended December 31, 2017 from the year ended December 31, 2016, primarily due to an increase in the average effective interest rate on debt outstanding. As of December 31, 2018, 2017 and 2016 the weighted average effective interest rates for total outstanding debt was 4.4%, 4.2% and 3.9%, respectively. The increase in the effective rate was primarily driven by an increase in LIBOR.

Management fees increased $0.5 million for the year ended December 31, 2018 from the year ended December 31, 2017 primarily due to higher average gross assets.

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

Incentive fees increased $0.3 million for the year ended December 31, 2018 from the year ended December 31, 2017 due to income-based incentive fees earned in 2018, comparatively, all incentive fees were subject to the Incentive Fee Cap and Deferral Mechanism during 2017.

Professional fees decreased $0.3 million for the year ended December 31, 2017 from the year ended December 31, 2016 primarily due to lower consulting fees.

Other expenses decreased $0.7 million for the year ended December 31, 2018 from the year ended December 31, 2017 primarily due to higher transaction-related expenses incurred during 2017.

Other expenses increased $0.2 million for the year ended December 31, 2017 from the year ended December 31, 2016 due to higher one-time deal related expenses incurred as part of the workout and ultimate realization of certain of our non-accrual investments.

Net Realized and Unrealized (Losses)/Gains

For the year ended December 31, 2018, we realized a net loss on investments of $0.3 million. These losses were primarily driven by a $0.8 million loss in connection with the restructuring of our investment in Rooster Energy Ltd., offset by $0.5 million of realized gains from repayments and sales of various other portfolio investments.

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

The net change in unrealized loss on investments of $15.3 million for the year ended December 31, 2018 was primarily driven by negative credit-related adjustments on our investments in Profusion Industries, LLC, Confluence Outdoor, LLC and Cochon-MWS Holdings LLC (fka Rooster Energy Ltd.) in the amounts of $6.3 million, $2.3 million and $2.1 million, respectively, and $5.4 million of net negative market-related fair value adjustments on the remaining portfolio. The market-related fair value adjustments were primarily driven by the impact that the volatility in the leveraged loan market had on loan market prices observed at year end 2018. These were offset by $0.8 million in unrealized gain associated with the restructuring of our investment in Rooster Energy Ltd.

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

For the year ended December 31, 2018, we recognized a non-recurring charge of $2.2 million as a result of the refinancing of our collateralized loan obligation.

For the year ended December 31, 2016, we recognized a non-recurring charge of $1.8 million as a result of the refinancing of our collateralized loan obligation.

Net Increase/(Decrease) in Net Assets Resulting from Operations

We had a net asset value per common share outstanding on December 31, 2018, 2017 and 2016 of $10.52, $11.69 and $12.42, respectively.

Based on basic weighted average shares outstanding of 16,049,352, the net decrease in net assets from operations per share for the year ended December 31, 2018 was $0.10. This decrease was driven by net investment income of $1.01 offset by net realized and unrealized losses of $1.11 incurred during the year ended December 31, 2018.

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

Liquidity and Capital Resources

As a business development company, we distribute substantially all of our net income to our stockholders and will have an ongoing need to raise additional capital for investment purposes. We generate cash from offerings of our debt and equity securities from time to time and also utilize any repayments of portfolio investments as an ongoing source of cash. In addition, we generate liquidity from our cash flows from operations.

As of December 31, 2018 and 2017, we had cash of $30.1 million and $14.9 million, respectively. Also, as of December 31, 2018 and 2017, we had restricted cash of $15.6 million and $4.6 million, respectively.

Our primary use of funds from operations includes investments in portfolio companies, cash distributions to holders of our common stock, payments of interest on our debt, and payments of fees and other operating expenses we incur. We believe that our existing cash and cash equivalents and available borrowings as of December 31, 2018 will be sufficient to fund our anticipated funding requirements through at least December 31, 2019. In addition, we may, from time to time, amend or refinance our leverage facilities and borrowings, in order to, among other things, modify covenants or the interest rates payable and extend the reinvestment period or maturity date. In addition to capital not being available, it may not be available on favorable terms. To the extent we are not able to raise additional capital, or otherwise generate sufficient liquidity or are at or near target leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under the Investment Adviser’s allocation policy.

For the fiscal years ended December 31, 2018 and 2017, we distributed $17.2 million, or $1.07 a share, and $18.0 million, or $1.12 a share, respectively, to stockholders. Refer to Note 8 of our consolidated financial statements for the quarterly distribution amounts to stockholders.

During the year ended December 31, 2018, cash and restricted cash increased by $26.2 million as a result of net cash used in operating activities of $28.6 million offset by cash provided by financing activities in the amount of $54.8 million.

During the year ended December 31, 2018, cash provided by operating activities resulted mainly from repayments and sales of investments in the amount of $209.4 million and $4.4 million, respectively, net realized and unrealized loss on investments in the amount of $15.5 million, and a net increase in the due to/from counterparties and affiliates of $26.5 million, offset by purchases of investments in the amount of $285.6 million. Net cash used in financing activities resulted from net proceeds from the borrowing on senior secured term notes of the CLOs in the amount of $76.6 million and proceeds from the Garrison SBIC borrowings in the amount of $10.2 million, offset by cash distributions in the amount of $17.2 million, net proceeds from the borrowing on senior secured revolving notes of the CLOs in the amount of $11.7 million and debt issuance costs of $3.1 million.

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

As of December 31, 2018 and 2017 we had $7.6 million and $8.7 million of unfunded commitments. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2018 and 2017, respectively, subject to the terms of each loan’s respective credit agreement.

Subject to leverage and borrowing base restrictions, as of December 31, 2018, we had $42.0 million available for additional borrowings under the 2018-2 CLO and $10.0 million of available SBIC leverage. We also retained all the 2018-2 Subordinated Notes and have initially retained $18.3 million of the Class B-R Notes. As of December 31, 2017, we had approximately $1.0 million available for additional borrowings under the 2016-2 CLO and $20.2 million of available SBIC borrowings subject to leverage and borrowing base restrictions.

Portfolio Composition and Select Portfolio Information

As of December 31, 2018, we held investments in 93 portfolio companies with a fair value of $454.0 million. As of December 31, 2018, our portfolio had an average investment size of approximately $4.6 million, a weighted average yield on debt investments and on the total portfolio measured at current fair value of 10.2% and 9.9%, respectively, a weighted average yield on debt investments and on the total portfolio measured at amortized cost of 9.1% and 8.5%, respectively, and a weighted average contractual maturity of 52 months.

The following table shows select information of our portfolio as of December 31, 2018 and 2017.

($ in millions, % based on fair value, unless otherwise noted)*	December 31, 2018	December 31, 2017
Portfolio Summary:
Total portfolio, at fair value	$454.0	$394.7
Total number of portfolio companies	93	62
Total number of investments	118	81
Average size of debt investments	$4.6	$6.0
Weighted average price of debt investments	95.7	98.6

Portfolio Yields:(1)
Weighted average yield on debt investments at amortized cost(2)	9.1%	9.9%
Weighted average yield on debt investments at fair value(2)	10.2%	10.1%
Weighted average yield on total portfolio at amortized cost	8.5%	9.7%
Weighted average yield on total portfolio at fair value	9.9%	9.9%

Portfolio Structure:
First lien senior secured debt investments	98.3%	98.2%
Equity and other investments	1.7%	1.8%
Floating rate debt investments	99.7%	99.3%
Fixed rate debt investments	0.3%	0.7%

Portfolio Sourcing:
Originated(3)	25.3%	45.1%
Club(4)	37.8%	29.9%
Purchased(5)	36.9%	25.0%

Portfolio Credit Quality:
Performing debt investments	99.5%	98.9%
Non-accrual debt investments	0.5%	1.1%
Weighted average debt/EBITDA of our portfolio companies(6)	3.8	x	3.7	x
Weighted average risk rating of our debt investments	2.4	2.4

(1)

Weighted average yield represents the portfolio’s return from the all-in interest rate plus the annualized accretion income from (i) any original issue discount or premium when calculating weighted average yield at amortized cost and (ii) any market discount or premium when calculating weighted average yield at fair value as of the balance sheet date to par at each investments contractual maturity date, excluding the effect of any scheduled principal amortization payments. For those investments valued based on an estimated recovery rate, the weighted average yield calculation is based on redeeming the investment at the current expected recovery rate rather than at par.

(2)	Calculation excludes consumer loan portfolio investment, unfunded revolvers, debt investments placed on non-accrual and equity investments.
(3)	Originated positions include investments where we have sourced and led the execution of the deal.
(4)	Club positions include debt investments with a total tranche size less than $250.0 million where we provide direct lending to a borrower with a small number of other lenders but did not lead the deal.
(5)	Purchased positions include debt investments with a total tranche size greater than $250.0 million that was sourced from a bank loan syndication or the secondary market.
(6)

Excludes consumer loan portfolio investment, unfunded revolvers, debt investments placed on non-accrual, equity investments and non-operating portfolio companies, which we define as those investments collateralized by real estate, commodity reserves or other hard assets. As of December 31, 2018, $7.7 million of par value and $7.7 million of fair value was excluded.  As of December 31, 2017, $23.5 million of par value and $22.1 million of fair value was excluded.

*

Table excludes investments with a fair value of zero from all figures except for the total number of portfolio companies and total number of investments. Debt investments in the table above exclude our investment in the consumer loan portfolio and all equity investments.

Inflation

Inflation has not had a significant effect on our results of operations in any of the reporting periods presented in our financial statements. However, from time to time, inflation may impact the operating results of our portfolio companies.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2018 and 2017, we had $7.6 million and $8.7 million of outstanding commitments to fund such investments, respectively.

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

The following table shows the distribution of our investments on the 1 to 4 investment risk scale at fair value, excluding our interest in GLC Trust 2013-2 and equity investments, as of both December 31, 2018 and 2017.

	As of December 31, 2018		As of December 31, 2017
($ in thousands)	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Risk Rating 1	$26,431	5.9%	$33,643	8.7%
Risk Rating 2	260,914	58.6	164,242	42.4
Risk Rating 3	147,463	33.1	185,484	47.8
Risk Rating 4	10,585	2.4	4,111	1.1
	$445,393	100.0%	$387,480	100.0%

The weighted average risk rating of the portfolio was 2.4 as of both December 31, 2018 and 2017.

Contractual Obligations

A summary of our significant contractual payment obligations as of December 31, 2018 is as follows:

	Payments Due by Period
($ in thousands)	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
2018-2 CLO	$—	$—	$—	$251,750	$251,750
SBIC Borrowings	—	—	—	60,000	60,000
Total contractual obligations	$—	$—	$—	$311,750	$311,750

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

Both the Investment Advisory Agreement and the Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•

We are party to the Investment Advisory Agreement with our Investment Adviser, under which it is responsible for sourcing potential investments, conducting research and diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.

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

•

In connection with the CLOs, we retained the Investment Adviser to furnish collateral management sub-management services to us pursuant to a sub-collateral management agreement. The Investment Adviser does not receive a fee for providing such services.

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

Principles for Consolidation

The consolidated financial statements include the accounts of GARS and its wholly owned subsidiaries. The accounts of the subsidiaries are prepared using consistent accounting policies and as of the same reporting period as GARS. Under ASC Topic 946, Financial Services – Investment Companies, or ASC Topic 946, we generally precluded from consolidating any entity other than another investment company. Accordingly, we consolidate any investment company when we own 100% of its equity units or 100% of the economic equity interest. ASC Topic 946 also provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries.

As a result, we have consolidated the results of GF 2018-2, Garrison SBIC, GLC Trust 2013-2, Garrison Capital PL Holdings LLC, GIG Rooster Holdings I LLC and a series of limited liability companies that GARS created primarily to provide specific tax treatment for the minority equity and other investments held in these limited liability companies to the extent such entity was in existence as of December 31, 2018 and 2017, respectively.

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

We may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. As of both December 31, 2018 and December 31, 2017, we had one investment that was on non-accrual status.

Any original issue discounts, as well as any other purchase discounts or premiums on debt investments, are accreted or amortized and included in interest income over the maturity periods of the investments. If a loan is placed on non-accrual status, we will cease recognizing amortization of original issue discount and other purchase discount until all principal and interest is current through payment or until a restructuring occurs, such that the income is deemed to be collectible.

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

Fair Value Measurements

We value our investments in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC Topic 820’s definition of fair value focuses on exit price in the principal, or most advantageous, market and prioritizes the use of market-based inputs over entity-specific inputs within a measurement of fair value.

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

Our investments include debt investments (both funded and unfunded, “Debt Investments”), preferred and minority common equity investments of diversified companies (“Equity”) and a portfolio of unsecured small balance consumer loans (“Financial Assets”). Due to the nature of our strategy, our portfolio is primarily comprised of relatively illiquid investments that are privately held. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. This means that our portfolio valuations are based on unobservable inputs and the Investment Adviser’s own assumptions about how market participants would price the asset or liability in question. Valuations of privately held investments are inherently uncertain and they may fluctuate over short periods of time and may be based on estimates. The determination of fair value by the Board may differ materially from the values that would have been used if a ready market for these investments existed.

Net assets could be materially affected if the determinations regarding the fair value of the investments were materially higher or lower than the values that are ultimately realized upon the disposal of such investments.

Valuation Techniques

The following is a description of the different valuation techniques utilized by us.

Debt Investments

Bid quotations – Certain debt investments of ours are publicly traded instruments for which quoted market prices are not readily available. The fair value of these investments may be determined based on bid quotations from unaffiliated market makers or independent third-party pricing services or the price activity of comparable instruments. We will generally supplement the bid quotations for these investments by also performing a comparable yield approach outlined below.

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

Valuation Process

Our board of directors is responsible for determining, within the meaning of the 1940 Act, the fair value of our assets in good faith using a documented valuation policy and consistently applied valuation process. The valuation process is a multi-step process conducted at the end of each fiscal quarter as described below:

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

•	The Investment Adviser submits these preliminary valuations to the Valuation Committee of our board of directors.
•	Our board of directors discusses valuations and determines, within the meaning of the 1940 Act, the fair value of each investment in our portfolio in good faith.

As noted above, our board of directors has retained several independent valuation firms to review the valuation of each portfolio investment that does not have a readily available market quotation at least once during each 12-month period. To the extent a security is reviewed in a particular quarter, it is reviewed and valued by only one service provider. However, our board of directors does not, and does not intend to, have de minimis investments of less than 0.5% of our total assets (up to an aggregate of 10.0% of our total assets) independently reviewed.

Interest Expense

Interest expense is recorded on an accrual basis and includes the amortization of deferred debt issuance costs and any original issue discounts.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the period covered by our financial statements, the majority of the loans in our portfolio had floating interest rates, and we expect that our loans in the future will also have floating interest rates. As of December 31, 2018 and 2017, 99.7% and 99.3%, respectively, of the outstanding principal amount of our debt investments bore interest at floating rates. These loans usually have floating interest rates based on LIBOR, and typically have interest rate re-set provisions that adjust applicable LIBOR under such loans to current market rates on a regular basis. In addition, the CLOs have a floating interest rate provision based on a cost of funds that approximates LIBOR and we expect that any other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the consolidated statement of financial condition as of December 31, 2018 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	(Decrease)/increase	(Decrease)/increase	Net (decrease)/increase
Change in interest rates ($ in thousands)	in interest income	in interest expense	in investment income
Down 50 basis points	$(2,268)	$(1,259)	$(1,009)
Down 25 basis points	(1,134)	(629)	(505)
Up 25 basis points	1,138	629	509
Up 50 basis points	2,276	1,259	1,017
Up 100 basis points	4,551	2,518	2,033
Up 200 basis points	9,102	5,035	4,067

Although management believes that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including indebtedness under the CLOs, Garrison SBIC borrowings or additional borrowings, that could affect our net increase in net assets resulting from operations or net income. Accordingly, we cannot assure you that actual results would not differ materially from the statement above.

We may in the future hedge against currency and interest rate fluctuations by using standard hedging instruments such as futures, forward contracts, currency options and interest rate swaps, caps, collars and floors, including with respect to the obligations of the CLOs, to the extent permitted under the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in currency exchange and interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. We and our Investment Adviser have not hedged any of the obligations of the CLOs.

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

The management of Garrison Capital Inc. (collectively with its subsidiaries, “we,” “us,” “our” and “Garrison Capital”) is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published consolidated financial statements.

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

Management assessed the effectiveness of Garrison Capital’s internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Garrison Capital Inc. and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited Garrison Capital Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition, including the consolidated schedules of investments, of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018, the Garrison Capital PL Holdings LLC schedule of investments as of December 31, 2018 included as Exhibit 99.1, and the GLC Trust 2013-2 schedule of investments as of December 31, 2017 included as Exhibit 99.2 (not filed herewith) (collectively, the financial statements) and our report dated March 5, 2019 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

New York, New York

March 5, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Garrison Capital Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of Garrison Capital Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018, the Garrison Capital PL Holdings LLC schedule of investments as of December 31, 2018, included as Exhibit 99.1, and the GLC Trust 2013-2 schedule of investments as of December 31, 2017, included as Exhibit 99.2 (not filed herewith) (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, the Garrison Capital PL Holdings LLC schedule of investments as of December 31, 2018, included as Exhibit 99.1, and the GLC Trust 2013-2 schedule of investments as of December 31, 2017, included as Exhibit 99.2 (not filed herewith) in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 5, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2018 and 2017, by correspondence with the custodians, loan agents or management of the underlying investments, as applicable, or by other appropriate auditing procedures where replies from these parties, as applicable, were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2014.

New York, New York

March 5, 2019

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Financial Condition

($ in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
Assets
Cash	$30,138	$14,895
Restricted cash	15,584	4,621
Due from counterparties	58	4,560
Due from affiliates	—	509
Investments, at fair value
Non-control/non-affiliate investments (amortized cost of $466,500 and $395,683, respectively)	452,347	394,730
Non-control/affiliate investments (amortized cost of $3,715 and $0, respectively)	1,630	—
Accrued interest receivable	2,585	3,492
Other assets	1,624	1,389
Total assets	$503,966	$424,196

Liabilities
Due to counterparties	$23,390	$1,921
Management fee payable (Note 5)	49	100
Incentive fee payable (Note 5)	271	—
Senior secured revolving note (Note 4)	8,000	19,700
Senior secured term notes (Note 4)	241,149	164,511
SBIC borrowings (Note 4)	58,343	48,320
Accrued interest payable	3,040	1,308
Accrued expenses and other payables	812	678
Total liabilities	$335,054	$236,538

Commitments and contingencies (Note 10)

Net assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 16,758,779 shares issued and 16,049,352 shares outstanding as of both December 31, 2018 and 2017	$17	$17
Paid-in-capital in excess of par	249,124	249,124
Total distributable earnings/(loss)	(80,229)	(61,483)
Total net assets	168,912	187,658
Total liabilities and net assets	$503,966	$424,196

Shares of common stock outstanding	16,049,352	16,049,352
Net asset value per share	$10.52	$11.69

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2018

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Common Equity
Building Products
Valterra Products Holdings, LLC, Class A	N/A	N/A	N/A	N/A	185,847	$186	$784	0.46%
Valterra Products Holdings, LLC, Class B	N/A	N/A	N/A	N/A	20,650	21	87	0.05
						207	871	0.51

Commercial Services and Supplies
Faraday Holdings, LLC, Common	N/A	N/A	N/A	N/A	2,752	140	742	0.44
						140	742	0.44

Healthcare Equipment and Services
Juniper TGX Investment Partners, LLC, Common	N/A	N/A	N/A	N/A	3,146	671	3,119	1.85
						671	3,119	1.85

Household Products and Durables
Oneida Group Inc., Common	N/A	N/A	N/A	N/A	844,557	3,919	1,350	0.80
						3,919	1,350	0.80

Total Common Equity						$4,937	$6,082	3.60%

Preferred Equity
Diversified Financial Services
Prosper Marketplace Series B Preferred Stock⁽¹⁾⁽²⁾	N/A	N/A	N/A	N/A	912,865	$551	$640	0.38%
						551	640	0.38

Total Preferred Equity						$551	$640	0.38%

Debt Investments
Aerospace and Defense
Constellis Holdings, LLC, Term Loan*	2.52%	5.00%	7.52%	4/22/2024	3,364	$3,312	$3,196	1.89%
Novetta Solutions, Term Loan*	2.53%	5.00%	7.53%	10/17/2022	1,985	1,942	1,920	1.14
Vertex Aerospace Services Corp., Initial Term Loan*	2.52%	4.75%	7.27%	6/30/2025	1,820	1,812	1,798	1.06
						7,066	6,914	4.09

Air Freight and Logistics
Gruden Acquisition, Inc., Term Loan (First Lien)*	2.80%	5.50%	8.30%	8/18/2022	2,465	2,443	2,404	1.42
						2,443	2,404	1.42

Auto Components
BBB Industries LLC (GC EOS Buyer), Term Loan*	2.38%	4.50%	6.88%	8/1/2025	3,491	3,483	3,413	2.02
Challenge Mfg. Company, LLC, Term Loan B*	2.53%	6.50%	9.03%	4/20/2022	7,893	7,826	7,892	4.67
FRAM Group Holdings Inc. (Autoparts Holdings), Term Loan*	2.52%	6.75%	9.27%	12/23/2021	6,844	6,763	6,844	4.05
Shipston Equity Holdings, LLC, Term Loan*⁽⁴⁾	2.39%	6.94%	9.33%	9/28/2023	5,847	5,791	5,791	3.43
						23,863	23,940	14.17

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2018

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Building Products
Global Integrated Flooring Systems Inc. (Camino Systems, Inc.), Revolver	2.35%	8.25%	10.60%	2/15/2023	36	$36	$36	0.02%
Global Integrated Flooring Systems Inc. (Camino Systems, Inc.), Term Loan**	2.35%	8.25%	10.60%	2/15/2023	7,216	7,097	6,927	4.10
						7,133	6,963	4.12

Chemicals
AOC / Aliancys, Term Loan*⁽¹⁾	2.58%	4.25%	6.83%	8/1/2025	1,490	1,490	1,449	0.86
Aristech Surfaces LLC, Term Loan B*	2.38%	7.00%	9.38%	10/17/2019	8,979	8,954	8,790	5.20
Profusion Industries, LLC, Term Loan⁽⁵⁾	2.38%	12.25%	14.63%	6/19/2020	9,270	9,188	2,330	1.38
						19,632	12,569	7.44

Commercial Services and Supplies
Del Mar Recovery Solutions, Inc., Term Loan**	2.50%	8.50%	11.00%	6/28/2021	7,726	7,659	7,649	4.53
DMT Solutions Global Corporation (Pitney Bowes), Term Loan*	2.55%	7.00%	9.55%	7/2/2024	7,111	6,916	6,791	4.02
Interior Logic Group, Term Loan*	2.80%	4.00%	6.80%	5/30/2025	6,510	6,481	6,348	3.76
Staples, Inc., Term Loan*	2.54%	4.00%	6.54%	9/12/2024	5,541	5,487	5,301	3.14
USAGM Holdco, LLC, Incremental Term Loan*	2.52%	4.25%	6.77%	7/28/2022	2,903	2,886	2,765	1.64
USAGM Holdco, LLC, Initial Term Loan (First Lien)*	2.52%	3.75%	6.27%	7/28/2022	992	984	939	0.56
VIP Cinema Holdings, Inc., Term Loan*	2.53%	6.00%	8.53%	3/1/2023	5,077	5,063	4,963	2.94
						35,476	34,756	20.59

Construction and Engineering
Brand Energy & Infrastructure Services, Inc., Term Loan*	2.48%	4.25%	6.73%	6/21/2024	665	642	630	0.37
GeoStabilization International, Term Loan*	2.59%	5.50%	8.09%	12/19/2025	3,349	3,315	3,315	1.96
QualTek USA, LLC, Term Loan*	2.53%	5.75%	8.28%	7/18/2025	5,841	5,735	5,666	3.35
						9,692	9,611	5.68

Containers and Packaging
Ball Metalpack Finco LLC, Term Loan*	2.52%	4.50%	7.02%	7/31/2025	549	546	531	0.31
Klockner Pentaplast of America, Inc., Term Loan*⁽¹⁾	2.52%	4.25%	6.77%	6/30/2022	4,630	4,495	3,981	2.36
						5,041	4,512	2.67

Diversified Financial Services
Acrisure, LLC, Term Loan*	2.52%	4.25%	6.77%	11/22/2023	1,496	1,485	1,447	0.86
AIS Holdco, LLC, Term Loan*	2.80%	5.00%	7.80%	8/15/2025	2,698	2,685	2,631	1.56
Financial & Risk US Holdings, Inc. (Refinitiv), Term Loan*	2.52%	3.75%	6.27%	10/1/2025	2,205	2,200	2,062	1.22
Integrity Marketing Acquisition, LLC, Term Loan*	2.71%	4.25%	6.96%	11/28/2025	5,266	5,240	5,240	3.10
PlanMember Financial Corporation, Term Loan*⁽¹⁾	3.00%	5.00%	8.00%	12/31/2020	1,586	1,572	1,577	0.93
						13,182	12,957	7.67

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2018

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Diversified Telecommunication Services
Fusion Connect, Inc., Tranche B Term Loan (First Lien)*⁽¹⁾	2.59%	7.50%	10.09%	5/4/2023	7,145	$6,897	$6,788	4.02%
KORE Wireless Group Inc., Term Loan*	2.79%	5.50%	8.29%	12/20/2024	8,260	8,178	8,177	4.84
Onvoy, LLC, Term Loan*	2.80%	4.50%	7.30%	2/12/2024	2,984	2,976	2,646	1.57
U.S. Telepacific Corp., Term Loan B*	2.80%	5.00%	7.80%	5/2/2023	7,190	7,141	6,794	4.02
						25,192	24,405	14.45

Electrical Equipment
Electrical Components International, Inc., Term Loan*	2.80%	4.25%	7.05%	6/26/2025	4,987	4,969	4,813	2.85
Luminii LLC, Term Loan*	2.40%	5.75%	8.15%	4/11/2023	7,281	7,217	7,215	4.27
Verifone Systems, Inc., Term Loan*	2.64%	4.00%	6.64%	8/20/2025	2,000	2,000	1,928	1.14
						14,186	13,956	8.26

Energy Equipment and Services
NGS US FinCo, LLC, Term Loan*	2.51%	4.25%	6.76%	10/1/2025	2,715	2,702	2,695	1.60
						2,702	2,695	1.60

Food Products
Gold Coast Bakeries, LLC, Revolver*	2.52%	5.75%	8.27%	9/27/2022	1,583	1,583	1,583	0.94
Gold Coast Bakeries, LLC, Term Loan**	2.52%	5.75%	8.27%	9/27/2022	9,379	9,292	8,441	5.00
Mother's Market & Kitchen, Inc, Term Loan**⁽⁴⁾	2.53%	5.71%	8.24%	7/26/2023	7,814	7,707	7,705	4.56
						18,582	17,729	10.50

Healthcare Equipment and Services
AC Merger Sub, Inc. (Analogic), Term Loan*	2.52%	6.00%	8.52%	6/24/2024	8,561	8,483	8,481	5.02
ActivStyle, Inc., Term Loan***	2.44%	7.50%	9.94%	7/9/2020	10,421	10,364	10,421	6.17
Aurora Diagnostics, LLC, Delayed Draw Term Loan*	2.53%	7.13%	9.66%	7/31/2019	850	849	850	0.50
Aurora Diagnostics, LLC, Delayed Draw Term Loan B*	2.53%	7.13%	9.66%	7/31/2019	598	597	598	0.35
Aurora Diagnostics, LLC, Delayed Draw Term Loan C*	2.46%	7.13%	9.59%	7/31/2019	1,056	1,050	1,056	0.63
Aurora Diagnostics, LLC, Delayed Draw Term Loan D	2.46%	7.13%	9.59%	7/31/2019	173	171	173	0.10
Aurora Diagnostics, LLC, Revolver*	2.48%	7.13%	9.61%	7/31/2019	1,020	1,020	1,020	0.60
Aurora Diagnostics, LLC, Term Loan*	2.53%	7.13%	9.66%	7/31/2019	5,243	5,237	5,243	3.10
Community Care Health Network, LLC, Term Loan*	2.52%	4.75%	7.27%	2/18/2025	1,393	1,390	1,351	0.80
LifeScan Global Corp., Term Loan*	2.40%	6.00%	8.40%	10/1/2024	2,846	2,762	2,683	1.59
Maxor Acquisition, Inc., Term Loan*	2.82%	6.00%	8.82%	11/22/2023	8,945	8,872	8,869	5.25
Theragenics Corporation, Term Loan**	2.53%	12.00%	14.53%	12/23/2020	8,865	8,783	8,865	5.25
						49,578	49,610	29.36

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2018

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Hotels, Restaurants and Leisure
AP Gaming I, LLC, Term Loan B*	2.52%	3.50%	6.02%	2/15/2024	6,637	$6,639	$6,488	3.84%
Bravo Brio Restaurant Group, Inc., Term Loan*⁽⁴⁾	2.53%	6.65%	9.18%	5/24/2023	8,302	8,193	8,190	4.85
CircusTrix Holdings, LLC, Term Loan B*	2.52%	5.50%	8.02%	12/16/2021	5,985	5,939	5,938	3.52
HRI Holding Corp. (Houlihans Restaurants), Term Loan*	2.81%	6.25%	9.06%	12/17/2020	6,247	6,196	5,934	3.51
						26,967	26,550	15.72

Household Products and Durables
Brown Jordan International Inc., Term Loan*	2.52%	5.00%	7.52%	1/31/2023	5,757	5,726	5,556	3.29
CR Brands, Inc., Term Loan*⁽³⁾	2.35%	11.25%	13.60% PIK	3/29/2019	6,547	6,547	6,547	3.88
Innocor, Inc. (Comfort Holding, LLC), Term Loan*	2.52%	4.75%	7.27%	2/5/2024	2,985	2,884	2,795	1.65
NBG Acquisition Inc., Term Loan*	2.59%	5.50%	8.09%	4/26/2024	5,788	5,724	5,586	3.31
University Furnishings, L.P., Term Loan***⁽⁴⁾	2.44%	7.26%	9.70%	10/13/2022	10,830	10,713	10,830	6.41
						31,594	31,314	18.54

Internet Software and Services
Aptos, Inc., Term Loan*	2.52%	5.50%	8.02%	7/23/2025	7,814	7,741	7,726	4.57
BMC Software Finance, Inc., Term Loan*	2.80%	4.25%	7.05%	10/2/2025	3,000	2,975	2,887	1.71
Corel Corporation, Term Loan*⁽¹⁾⁽⁴⁾	2.71%	5.00%	7.71%	6/4/2024	8,652	8,587	8,544	5.06
Emtec Global Services Holdings, LLC, Revolver⁽³⁾	2.34%	16.25%	18.59% PIK	11/30/2020	450	450	450	0.27
Emtec Global Services Holdings, LLC, Term Loan**⁽³⁾	2.34%	16.25%	18.59% PIK	11/30/2020	3,769	3,754	3,769	2.23
Exela Intermediate LLC, Term Loan*⁽¹⁾	2.88%	6.50%	9.38%	7/12/2023	5,389	5,314	5,308	3.14
HDC/HW Intermediate Holdings, LLC, Term Loan*	2.81%	7.50%	10.31%	12/21/2023	6,697	6,564	6,563	3.89
Intermedia Holdings, Inc., Term Loan*	2.52%	6.00%	8.52%	7/21/2025	2,750	2,729	2,740	1.62
LANDesk Group, Inc., Term Loan*	2.35%	4.25%	6.60%	1/22/2024	3,698	3,676	3,522	2.09
Lionbridge Technologies, Inc., Term Loan*	2.52%	5.50%	8.02%	2/28/2024	3,220	3,219	3,192	1.89
Newscycle Solutions, Inc., Delayed Draw Term Loan	2.35%	7.00%	9.35%	12/29/2022	792	792	778	0.46
Newscycle Solutions, Inc., Term Loan*	2.52%	7.00%	9.52%	12/29/2022	8,655	8,517	8,511	5.04
Orbit Purchaser LLC (Orion), Term Loan*	2.67%	4.50%	7.17%	10/21/2024	2,594	2,569	2,568	1.52
Quest Software US Holdings Inc., Term Loan*	2.53%	4.25%	6.78%	5/16/2025	1,203	1,197	1,160	0.69
RA Outdoors LLC (Active Network), Term Loan*	2.52%	4.75%	7.27%	9/11/2024	7,883	7,816	7,815	4.63
Vero Parent, Inc. (fka Syncsort Incorporated), Initial Term Loan (First Lien)*	2.52%	4.50%	7.02%	8/16/2024	8,888	8,792	8,799	5.21
						74,692	74,332	44.02

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2018

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Leisure Products
Bass Pro Group, LLC, Initial Term Loan*	2.52%	5.00%	7.52%	9/25/2024	7,174	$7,135	$6,848	4.05%
Confluence Outdoor, LLC, Delayed Draw Term Loan⁽³⁾	2.35%	10.75%	13.10% PIK	4/18/2019	1,000	996	800	0.47
Confluence Outdoor, LLC, Supplemental Loan⁽³⁾	2.35%	10.75%	13.10% PIK	4/18/2019	2,990	3,050	2,256	1.34
Confluence Outdoor, LLC, Term Loan⁽³⁾	2.35%	10.75%	13.10% PIK	4/18/2019	6,668	6,641	5,334	3.16
Playpower, Inc., Initial Term Loan (First Lien)*	2.80%	4.75%	7.55%	6/23/2021	1,389	1,386	1,389	0.82
						19,208	16,627	9.84

Media
Project Sunshine IV Pty Ltd, 2017 Incremental Term Loan*⁽¹⁾	2.52%	7.00%	9.52%	8/22/2022	4,212	4,167	4,159	2.46
						4,167	4,159	2.46

Metals and Mining
Alchemy US Holdco 1, LLC (Kymera), Term Loan*	2.49%	5.50%	7.99%	10/10/2025	2,205	2,173	2,189	1.30
						2,173	2,189	1.30

Pharmaceuticals
Akorn, Inc., Loan*⁽¹⁾	2.56%	5.50%	8.06%	4/16/2021	2,000	1,968	1,613	0.95
RiteDose Holdings I, Inc., Term Loan*	2.40%	7.25%	9.65%	9/13/2023	7,977	7,883	7,879	4.66
						9,851	9,492	5.61

Professional Services
Signify Health, LLC (fka Chloe Ox Parent, LLC), Term Loan*	2.80%	4.50%	7.30%	12/23/2024	1,875	1,859	1,847	1.09
						1,859	1,847	1.09

Retailing
Sundance Holdings Group, LLC, Term Loan*⁽⁴⁾	2.74%	6.11%	8.85%	5/1/2024	6,717	6,652	6,651	3.94
						6,652	6,651	3.94

Semiconductors and Semiconductor Equipment
Ultra Clean Holdings, Inc., Term Loan*⁽¹⁾	5.50%	3.50%	9.00%	8/27/2025	2,698	2,659	2,550	1.51
						2,659	2,550	1.51

Technology Hardware, Storage and Peripherals
Elo Touch Solutions, Inc., Term B Loan (First Lien)*	2.78%	6.50%	9.28%	12/15/2025	3,125	2,971	2,996	1.77
Table Top Media, LLC, Lease**	N/A	10.00%	10.00%	10/15/2019	1,155	1,152	1,154	0.68
						4,123	4,150	2.45

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2018

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Textiles, Apparel and Luxury Goods
Centric Brands Inc., Term Loan*⁽¹⁾⁽⁴⁾	2.51%	6.00%	8.51%	10/27/2023	7,813	$7,698	$7,697	4.56%
Champ Acquisition Corp., Initial Term Loan (First Lien)*⁽⁴⁾	2.48%	5.50%	7.98%	12/19/2025	3,125	3,032	3,036	1.80
Keeco Holdings, LLC, Term Loan*	2.47%	7.00%	9.47%	9/19/2023	4,358	4,317	4,316	2.56
Triangle Home Fashions, LLC, Term Loan**⁽⁴⁾	2.53%	6.61%	9.14%	3/9/2023	10,500	10,346	10,341	6.12
						25,393	25,390	15.04

Trading Companies and Distributors
Cook & Boardman Group LLC, The, Term Loan*	2.80%	5.75%	8.55%	10/17/2025	3,119	3,088	3,072	1.82
Sprint Industrial Holdings, LLC, Term Loan (First Lien)*	2.80%	5.75%	8.55%	5/14/2019	4,675	4,673	4,488	2.66
						7,761	7,560	4.48

Transportation Services
Airxcel, Inc., Term Loan*	2.52%	4.50%	7.02%	4/28/2025	995	993	935	0.55
PS Holdco, LLC, Term Loan*	2.53%	4.75%	7.28%	3/13/2025	6,416	6,391	6,224	3.68
Sirva Worldwide, Term Loan*	2.56%	5.50%	8.06%	8/4/2025	2,654	2,635	2,594	1.54
						10,019	9,753	5.77

Total Debt Investments						$460,886	$445,585	263.79%

Financial Assets
Diversified Financial Services
Consumer Loan Pool⁽¹⁾⁽⁶⁾	N/A	N/A	N/A	N/A	244	$244	$232	0.14%
						244	232	0.14

Total Financial Assets						$244	$232	0.14%

Unfunded Commitments
Building Products
Global Integrated Flooring Systems Inc. (Camino Systems, Inc.), Revolver	N/A	0.75%	0.75%	2/15/2023	14	$—	$—	—%
						—	—	—

Commercial Services and Supplies
Del Mar Recovery Solutions, Inc., Revolver	N/A	0.75%	0.75%	6/28/2021	990	(8)	—	—
						(8)	—	—

Diversified Financial Services
Integrity Marketing Acquisition, LLC, Delayed Draw Term Loan*⁽⁷⁾	N/A	1.00%	1.00%	11/28/2025	984	(5)	(5)	—
						(5)	(5)	—

Electrical Equipment
Luminii LLC, Revolver*⁽⁷⁾	N/A	0.50%	0.50%	4/11/2023	515	—	(5)	—
						—	(5)	—

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2018

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Unfunded Commitments (continued)
Healthcare Equipment and Services
AC Merger Sub, Inc. (Analogic), Revolver*⁽⁷⁾	N/A	0.50%	0.50%	6/22/2023	318	$—	$(3)	0.00%
Maxor Acquisition, Inc., Revolver*⁽⁷⁾	N/A	0.50%	0.50%	11/22/2022	585	(5)	(5)	—
						(5)	(8)	—

Internet Software and Services
Emtec Global Services Holdings, LLC, Revolver	N/A	0.00%	0.00%	11/30/2020	159	(2)	—	—
HDC/HW Intermediate Holdings, LLC, Revolver*⁽⁷⁾	N/A	1.00%	1.00%	12/21/2023	670	(13)	(13)	(0.01)
Newscycle Solutions, Inc., Revolver⁽⁷⁾	N/A	0.50%	0.50%	12/29/2022	685	(11)	(11)	(0.01)
Orbit Purchaser LLC (Orion), Delayed Draw Term Loan*⁽⁷⁾	N/A	0.00%	0.00%	10/21/2024	758	(7)	(7)	—
						(33)	(31)	(0.02)

Leisure Products
Confluence Outdoor, LLC, Supplemental Loan⁽⁷⁾	N/A	0.00%	0.00%	4/18/2019	1,359	(61)	(136)	(0.08)
						(61)	(136)	(0.08)

Pharmaceuticals
RiteDose Holdings I, Inc., Revolver*⁽⁷⁾	N/A	0.50%	0.50%	9/13/2023	537	(6)	(7)	—
						(6)	(7)	—

Total Unfunded Commitments						$(118)	$(192)	(0.10%)

Total Non-Control/Non-Affiliate Investments						$466,500	$452,347	267.81%

Non-Control/Affiliate Investments
Investments - United States
Common Equity
Oil, Gas and Consumable Fuels
Cochon – MWS Holdings LLC (fka Rooster Energy Ltd.), Common	N/A	N/A	N/A	N/A	99	$3,715	$1,630	0.97%
						3,715	1,630	0.97

Total Common Equity						$3,715	$1,630	0.97%

Total Non-Control/Affiliate Investments						$3,715	$1,630	0.97%

Total Investments - United States						$470,215	$453,977	268.78%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2018

($ in thousands, except share amounts)

*	Denotes that all or a portion of the investment is held as collateral by Garrison Funding 2018-2 Ltd.
**	Denotes that all or a portion of the investment is held by Garrison Capital SBIC LP.
***	Denotes that all or a portion of the investment is held as collateral by both Garrison Funding 2018-2 Ltd. and Garrison Capital SBIC LP.

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

(1)

Not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”).  Under the 1940 Act, Garrison Capital Inc. (the “Company”) may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2018, 91.2% of the Company’s assets were qualifying assets.

(2)	Net of a profits interest payable to a third party upon any subsequent sales of Prosper Marketplace Series B Preferred Stock.
(3)	Interest is payable in cash, and/or payment-in-kind (“PIK”), or a combination thereof.
(4)

Investment is structured as a unitranche loan in which the Company holds the last out component. As a result, in addition to the interest earned on the stated base rate and spread of this investment, the Company received additional interest during the year ended December 31, 2018 due to an arrangement between the Company and certain other lenders to the portfolio company. The additional interest received during the quarter has been annualized and included in the spread disclosed for this investment.

(5)	Investment is currently not income producing and placed on non-accrual status.
(6)

Consumer Loan Pool includes 186 small balance consumer loans, held within Garrison Capital PL Holdings LLC, with an average par of $1,313, a weighted average rate of 15.82% and a weighted average maturity of April 11, 2019. See Note 3 for additional information. See Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for detail on underlying loans.

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

All debt investments were income producing as of December 31, 2018, unless otherwise noted. Common and preferred equity investments are non income-producing unless otherwise noted.

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

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2017

($ in thousands, except share amounts)

*	Denotes that all or a portion of the investment is held as collateral by Garrison Funding 2016-2 Ltd.
**	Denotes that all or a portion of the investment is held by Garrison Capital SBIC LP.
**	Denotes that all or a portion of the investment is held as collateral by both Garrison Funding 2016-2 Ltd. and Garrison Capital SBIC LP.

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

(1)

Not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2017, 95.2% of the Company’s assets were qualifying assets.

(2)	Net of a profits interest payable to a third party upon any subsequent sales of Prosper Marketplace Series B Preferred Stock.
(3)	Interest is payable in cash, and/or PIK, or a combination thereof.
(4)

Investment is structured as a unitranche loan where the Company holds the last out component. As a result, in addition to the interest earned on the stated base rate and spread of this investment, the Company may have received additional interest for the year ended December 31, 2017 due to an arrangement between the Company and certain other lenders to the portfolio company. The additional interest received during the quarter has been annualized and included in the spread disclosed for this investment.

(5)	Investment is currently not income producing and placed on non-accrual status.
(6)

Consumer Loan Pool includes 1,458 small balance consumer loans with an average par of $4,860, a weighted average rate of 16.0% and a weighted average maturity of November 16, 2018. See Note 3 for additional information. See Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for detail on underlying loans.

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

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Operations

($ in thousands, except share and per share amounts)

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Investment income
Interest income
Non-control/non-affiliate investments	$34,258	$32,815	$40,092
Non-control/affiliate investments	—	148	179
Payment-in-kind	2,686	2,394	1,494
Other income	1,838	1,263	1,186
Total investment income	38,782	36,620	42,951

Expenses
Interest expense	11,725	8,803	9,859
Management fee	6,058	5,875	7,221
Incentive fee	271	—	—
Professional fees	1,212	1,087	1,369
Directors' fees	306	312	379
Administrator expenses	1,336	1,203	1,260
Other expenses	1,682	2,400	2,149
Total expenses	22,590	19,680	22,237
Management fee waived	—	(310)	(249)
Net expenses	22,590	19,370	21,988
Net investment income before excise taxes	16,192	17,250	20,963
Excise tax expense	—	23	50
Net investment income	16,192	17,227	20,913

Realized and unrealized (losses)/gains
Net realized loss on investments
Non-control/non-affiliate investments	(273)	(20,443)	(30,591)
Non-control/affiliate investments	—	(4,945)	—
Net change in unrealized (loss)/gain on investments
Non-control/non-affiliate investments	(13,189)	12,694	6,696
Non-control/affiliate investments	(2,085)	1,694	—
Net realized and unrealized loss on investments	(15,547)	(11,000)	(23,895)
Loss on refinancing of debt	(2,218)	—	(1,828)
Net realized and unrealized losses	(17,765)	(11,000)	(25,723)

Net (decrease)/increase in net assets resulting from operations	$(1,573)	$6,227	$(4,810)

Net investment income per common share	$1.01	$1.07	$1.29
Net (decrease)/increase in net assets resulting from operations per common share	$(0.10)	$0.39	$(0.30)
Basic weighted average common shares outstanding	16,049,352	16,049,352	16,149,866

Dividends and distributions declared per common share	$1.07	$1.12	$1.33

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

($ in thousands, except share and per share amounts)

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016

Increase/(decrease) in net assets from operations:
Net investment income	$16,192	$17,227	$20,913
Net realized loss on investments	(273)	(25,388)	(30,591)
Net change in unrealized (loss)/gain on investments	(15,274)	14,388	6,696
Net loss on refinancing of debt	(2,218)	—	(1,828)
Net (decrease)/increase in net assets resulting from operations	(1,573)	6,227	(4,810)

Dividends and distributions to stockholders:
From net investment income	(17,173)	(17,977)	(21,451)
Total dividends and distributions to stockholders	(17,173)	(17,977)	(21,451)

Common share transactions
Repurchase of common stock (Note 9)	—	—	(5,041)
Net (decrease)/increase in net assets from common share transaction	—	—	(5,041)

Total decrease in net assets	(18,746)	(11,750)	(31,302)
Net assets at beginning of period	187,658	199,408	230,710
Net assets at end of period	$168,912	$187,658	$199,408
Net asset value per share	$10.52	$11.69	$12.42
Shares of common stock outstanding at end of period	16,049,352	16,049,352	16,049,352

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands, except share and per share amounts)

	Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Cash flows from operating activities
Net (decrease)/increase in net assets resulting from operations	$(1,573)	$6,227	$(4,810)
Adjustments to reconcile net (decrease)/increase in net assets resulting from operations to net cash used in operating activities:
Net accretion of discounts on investments	(1,289)	(1,274)	(1,536)
Net realized loss on investments	273	25,388	30,591
Loss on refinancing of debt	2,218	—	1,828
Amortization of deferred debt issuance costs and discounts on notes payable	461	404	2,445
Net change in unrealized loss/(gain) on investments	15,274	(14,388)	(6,696)
Payment-in-kind interest	(1,711)	(2,394)	(1,494)
Purchases of investments	(285,620)	(153,725)	(123,887)
Paydowns of investments	209,384	119,826	107,185
Sales of investments	4,442	8,526	34,132
Changes in operating assets and liabilities:
Decrease/(increase) in due from counterparties	4,502	(2,477)	(519)
Decrease/(increase) in due from affiliates	509	(509)	—
Decrease/(increase) in accrued interest receivable	908	(105)	2,532
Decrease/(increase) in other assets	28	54	(99)
Increase/(decrease) in due to counterparties	21,470	1,921	(368)
Increase/(decrease) in payables to affiliates	220	58	(1,786)
Increase in accrued interest payable	1,732	219	282
Increase/(decrease) in accrued expenses and other payables	133	(218)	(40)
Net cash used in operating activities	(28,639)	(12,467)	37,760

Cash flows from financing activities
Repurchase of common stock	—	—	(5,041)
Distributions paid to stockholders	(17,173)	(17,977)	(21,451)
Payments for financing costs	(3,050)	(438)	(2,830)
Net proceeds from senior secured revolving note	(11,700)	19,700	(35,000)
Repayment of GLC Trust 2013-2 Class A note	—	(5,048)	(10,929)
Proceeds from Garrison SBIC borrowings	10,200	12,800	17,660
Net proceeds from borrowing on senior secured term notes	76,568	—	5,959
Net cash provided by financing activities	54,845	9,037	(51,632)

Net increase/(decrease) in cash and restricted cash	26,206	(3,430)	(13,872)
Cash and restricted cash at beginning of period	19,516	22,946	36,818
Cash and restricted cash at end of period	$45,722	$19,516	$22,946

Supplemental disclosure of cash flow information
Cash paid for interest expense	$9,778	$8,550	$7,211
Supplemental disclosure of non-cash activities
Restructuring of portfolio investment	$4,112	$—	$840

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018

1. Organization

Garrison Capital Inc. (“GARS” and, collectively with its subsidiaries, the “Company”, “we”, “us” or “our”) is a Delaware corporation and is an externally managed, closed-end, non-diversified management investment company that has filed an election to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for tax purposes, GARS has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for the period beginning October 9, 2012 and intends to qualify annually thereafter. GARS’ shares trade on the Nasdaq Global Select Market under the symbol “GARS”.

Our investment objective is to generate current income and capital gains through direct loans and debt investments in U.S. based middle-market companies. Our loans and debt investments are primarily first lien senior secured loans (including “unitranche” loans, which are loans that combine the characteristics of both senior and subordinated debt, generally in a first lien position). We also may, to a lesser extent, invest in subordinated and mezzanine debt and equity investments. Our goal is to generate attractive risk-adjusted returns by assembling a broad portfolio of investments.

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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for financial information and pursuant to the requirements for reporting on Form 10-K and Articles 6, 10 and 12 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications, which consist solely of normal accruals, necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation, including the presentation of our net realized and unrealized losses to include the loss on refinancing of debt line.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018

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

As a result, as of December 31, 2018 and 2017, GARS has consolidated the results of Garrison Funding 2018-2 Ltd. (“GF 2018-2” formerly, Garrison Funding 2016-2 Ltd.), Garrison Funding 2018-2 LLC (formerly Garrison Funding 2016-2 LLC), Garrison Capital SBIC, LP (“Garrison SBIC”), GLC Trust 2013-2 (“GLC Trust 2013-2”), Garrison Capital PL Holdings LLC, GIG Rooster Holdings I LLC and a series of limited liability companies that GARS created primarily to provide specific tax treatment for the minority equity and other investments held in these limited liability companies to the extent such entity was in existence as of December 31, 2018 and 2017, respectively.

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

Cash and Cash Equivalents

As of December 31, 2018 and 2017, cash held in designated bank accounts with Deutsche Bank Trust Company Americas (the “Custodian”) was $30.0 million and $13.8 million, respectively. Cash held in designated bank accounts with other major financial institutions was $0.1 million and $1.1 million as of December 31, 2018 and 2017, respectively. At times, these balances may exceed federally insured limits and this potentially subjects the Company to a concentration of credit risk. The Company believes it is not exposed to any significant credit risk associated with the Custodian.

The Company defines cash equivalents as highly liquid financial instruments with original maturities of three months or less, including those held in overnight sweep bank deposit accounts. As of both December 31, 2018 and 2017, the Company held no cash equivalents.

Cash and Cash Equivalents, Restricted

Restricted cash as of December 31, 2018 and 2017 included cash of $15.6 million and $4.6 million, respectively, held by GF 2018-2 in designated bank accounts with the Custodian. The CLOs, as defined in Note 4, are required to use a portion of their cash to pay interest expense, reduce borrowings at the end of the investment period and to pay other amounts in accordance with the terms of the indenture governing the CLOs. As a result, funds held by GF 2018-2 are not available for general use by the Company.

As of both December 31, 2018 and 2017, the Company held no restricted cash equivalents.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018

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

The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. Accrued interest is written off when it becomes probable that the interest will not be collected and the amount of uncollectible interest can be reasonably estimated. For consumer loans, any loan which is 120 days past due is considered defaulted and 100% of the principal is charged off with no expected recovery or sale of defaulted receivables. As of both December 31, 2018 and 2017, the Company had one investment that was on non-accrual status.

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

December 31, 2018

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

December 31, 2018

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

December 31, 2018

2. Significant Accounting Policies and Recent Updates – (continued)

Valuation Process

The Board is responsible for determining, within the meaning of the 1940 Act, in good faith the fair value of the Company’s assets for which market quotations are not readily available, using a documented valuation policy and consistently applied valuation process. The valuation process is a multi-step process conducted at the end of each fiscal quarter as described below:

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
•

The Board discusses valuations and determines, within the meaning of the 1940 Act, the fair value of each investment in the Company’s portfolio for which market quotations are not readily available, in good faith.

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

December 31, 2018

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

In January 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium. The amortization period will be shortened for the premium to the earliest call date. This new guidance is effective for annual and interim periods beginning on or after December 15, 2018 and for interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2017-08 in the first quarter of 2018, and it did not have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the accounting guidance for revenue recognition from contracts with customers. Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We adopted ASU 2014-09 in the first quarter of 2018 and applied the guidance retrospectively to our prior period consolidated financial statements. The application of this guidance did not have a material impact on our consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018

3. Investments

As of December 31, 2018, we held 118 investments across 93 portfolio companies with a fair value of $454.0 million.

The composition of the Company’s portfolio by industry at fair value as of December 31, 2018 and 2017 was as follows:

	Fair Value of Investments
Industry ($ in thousands)	As of December 31, 2018		As of December 31, 2017
Internet Software and Services	$74,301	16.4%	$53,510	13.5%
Healthcare Equipment and Services	52,721	11.6	44,362	11.2
Commercial Services and Supplies	35,498	7.8	19,257	4.9
Household Products and Durables	32,664	7.2	41,018	10.4
Hotels, Restaurants and Leisure	26,550	5.8	16,407	4.2
Textiles, Apparel and Luxury Goods	25,390	5.6	7,208	1.8
Diversified Telecommunication Services	24,405	5.4	8,246	2.1
Auto Components	23,940	5.3	17,179	4.4
Food Products	17,729	3.9	21,520	5.5
Leisure Products	16,491	3.6	21,661	5.5
Electrical Equipment	13,951	3.1	—	—
Diversified Financial Services	13,824	3.0	3,745	0.9
Chemicals	12,569	2.8	17,957	4.5
Transportation Services	9,753	2.1	10,739	2.7
Construction and Engineering	9,611	2.1	9,128	2.3
Pharmaceuticals	9,485	2.1	7,933	2.0
Building Products	7,834	1.7	10,229	2.6
Trading Companies and Distributors	7,560	1.7	4,359	1.1
Aerospace and Defense	6,914	1.5	8,203	2.1
Retailing	6,651	1.5	9,000	2.3
Containers and Packaging	4,512	1.0	—	—
Media	4,159	0.9	8,569	2.2
Technology Hardware, Storage and Peripherals	4,150	0.9	9,097	2.3
Energy Equipment and Services	2,695	0.6	—	—
Semiconductors and Semiconductor Equipment	2,550	0.6	—	—
Air Freight and Logistics	2,404	0.5	19,432	4.9
Metals and Mining	2,189	0.5	6,042	1.5
Professional Services	1,847	0.4	1,889	0.5
Oil, Gas and Consumable Fuels	1,630	0.4	9,840	2.5
Machinery	—	—	8,200	2.1
	$453,977	100.0%	$394,730	100.0%
Refer to the consolidated schedules of investments for a detailed disaggregation of the Company’s investments by industry.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018

3. Investments – (continued)

The following tables summarize the valuation of the Company’s investments measured at fair value based on the fair value hierarchy, as detailed in Note 2, as of December 31, 2018 and 2017:

	As of December 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Investments(1)	$—	$—	$445,393	$445,393
Preferred Equity Investment	—	—	640	640
Common Equity Investments	—	—	7,712	7,712
Financial Assets	—	—	232	232
	$—	$—	$453,977	$453,977

(1)	Included in senior secured loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.

	As of December 31, 2017
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Investments(1)	$—	$—	$387,480	$387,480
Preferred Equity Investment	—	—	640	640
Common Equity Investments	—	—	4,584	4,584
Financial Assets	—	—	2,026	2,026
	$—	$—	$394,730	$394,730

(1)	Included in senior secured loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.

The net change in unrealized loss attributable to the Company’s Level 3 assets for the year ended December 31, 2018 included in the net change in unrealized loss on investments in the Company’s consolidated statement of operations was $15.3 million. The net change in unrealized gain attributable to the Company’s Level 3 assets for the year ended December 31, 2017 included in the net change in unrealized gain on investments in the Company’s consolidated statement of operations was $14.4 million.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018

3. Investments – (continued)

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the year ended December 31, 2018:

	Year Ended December 31, 2018
	Senior Secured	Preferred Equity	Common Equity	Financial
($ in thousands)	Investments	Investments	Investments	Assets	Total
Fair value, beginning of period	$387,480	$640	$4,584	$2,026	$394,730
Total net realized and unrealized (loss)/gain on investments(1)	(13,228)	—	(1,792)	43	(14,977)
Total net accretion of discounts on investments	1,289	—	—	—	1,289
Purchases/issuances(2)	282,015	—	5,316	—	287,331
Sales	(4,616)	—	(396)	—	(5,012)
Paydowns(2)	(207,547)	—	—	(1,837)	(209,384)
Fair value, end of period	$445,393	$640	$7,712	$232	$453,977

(1)

Net change in unrealized loss on investments attributable to our Level 3 assets still held at December 31, 2018 totaled $15.7 million, consisting of the following: Senior Secured Investments of $14.0 million, Common Equity Investments of $1.8 million, offset by unrealized gains on Financial Assets of $0.1 million.

(2)	Includes non-cash restructuring of portfolio investments of $4.1 million. There were no transfers of investments between levels for the year ended December 31, 2018.

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the year ended December 31, 2017:

	December 31, 2017
	Senior Secured	Preferred Equity	Common Equity	Financial
($ in thousands)	Investments	Investments	Investments	Assets	Total
Fair value, beginning of period	$363,960	$2,086	$3,902	$6,756	$376,704
Total net realized and unrealized (loss)/gain on investments(1)	(9,813)	(1,446)	682	(229)	(10,806)
Total net accretion of discounts on investments	1,274	—	—	—	1,274
Purchases/issuances(2)	156,119	—	—	—	156,119
Sales	(8,526)	—	—	—	(8,526)
Paydowns(2)	(115,534)	—	—	(4,501)	(120,035)
Fair value, end of period	$387,480	$640	$4,584	$2,026	$394,730

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018

3. Investments – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at December 31, 2018:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range				Weighted
($ in thousands)	December 31, 2018	Technique	Input	Low		High		Average
Senior Secured Investments	$445,393	Comparable yield approach	Market rate(1)	6.5%		38.1%		10.0%
		Market comparable companies	EBITDA multiple(4)	2.0	x	17.3	x	7.5	x

Equity Investments(2)	8,352	Market comparable companies	EBITDA multiple	6.5	x	9.0	x	8.9	x
			Origination fees multiple	3.4	x	3.4	x	3.4	x
			Recovery Rate	43.9%		43.9%		43.9%
		Discounted cash flows	Discount rate	10.0%		15.0%		13.9%

Financial Assets(3)	232	Discounted cash flows	Recovery Rate	94.8%		94.8%		94.8%
Total	$453,977

(1)

Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

(2)	Includes preferred and common equity.
(3)	See Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for detail on the underlying loans.
(4)

Excludes non-operating portfolio companies, which we define as being collateralized by proved developed producing (“PDP”) value, real estate or other hard assets. PDPs are proven commodity revenues that can be produced with existing wells. As of December 31, 2018, our portfolio included non-operating portfolio companies of $7.7 million and $7.7 million of par value and fair value, respectively, which were excluded.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018

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
(4)

Financial Assets are valued by the level of risk associated with the underlying loan measured by the estimated loss rate. The estimated loss rate is based on the historical performance of loans with similar characteristics, the borrower’s credit score obtained from an official credit reporting agency at origination, debt-to-income ratios at origination, information from the borrower’s credit report at origination, as well as the borrower’s self-reported income range, occupation and employment status at origination. Financial Asset risk ratings are assigned on a scale from A through F, with A having the lowest level of risk and F having the highest level of risk. As of December 31, 2017, 11.9%, 38.1%, 38.6%, 9.4%, 2.0% and 0.0%, of the total fair value of Financial Assets was comprised of A, B, C, D, E and F risk rated loans, respectively. See Exhibit 99.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for detail on the underlying loans.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018

3. Investments  – (continued)

The terms of the Debt Investments may provide for us to extend to a borrower additional credit or provide funding for any unfunded portion of such Debt Investments at the request of the borrower. This exposes us to potential liabilities that are not reflected on the consolidated statements of financial condition. As of December 31, 2018 and 2017, the Company had $7.6 million and $4.8 million of unfunded commitments, respectively.

4. Financing

As of December 31, 2018, the total carrying value of the Company’s aggregate debt outstanding was $307.5 million with a weighted average effective interest rate of 4.4% and a weighted average stated maturity date of May 22, 2029. The weighted average maturity date of May 22, 2029 is calculated based on fully drawn Class A-1R-R Notes with an aggregate par outstanding of $50.0 million.

The table below provides additional details of the Company’s outstanding debt by type and tranche of debt, including the weighted average interest rates and the weighted average effective interest rates, inclusive of the effects of deferred debt issuance costs as of December 31, 2018:

December 31, 2018 ($ in thousands)	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate	Effective Interest Rate	Rating(1)	Stated Maturity(4)
2018-2 CLO Secured Notes:
Class A-1R-R Notes	$8,000	$8,000	LIBOR + 1.58%(2)	4.23%	AAA(sf)	11/20/2029
Class A-1T-R Notes	168,630	170,400	LIBOR + 1.58%	4.22%	AAA(sf)	11/20/2029
Class A-2-R Notes	54,611	55,100	LIBOR + 2.45%	5.08%	AA (sf)	11/20/2029
Class B-R Notes	17,908	18,250	LIBOR + 3.17%	5.81%	A (sf)	11/20/2029
Subtotals / weighted averages	249,149	251,750	4.41%	4.52%		11/20/2029
Garrison SBIC Borrowings:
SBIC 2018-10 A	22,275	23,000	3.53%(3)	3.95%	N/A	3/1/2028
SBIC 2017-10 A	6,786	6,980	3.47%(3)	3.87%	N/A	3/1/2027
SBIC 2016-10 B	3,230	3,320	2.79%(3)	3.19%	N/A	9/1/2026
SBIC 2016-10 A	12,381	12,700	3.25%(3)	3.65%	N/A	3/1/2026
SBIC 2015-10 B	13,671	14,000	3.57%(3)	3.97%	N/A	9/1/2025
Subtotals / weighted averages	58,343	60,000	3.43%	3.84%		12/16/2026

Totals / weighted averages	$307,492	$311,750	4.22%	4.39%		5/22/2029

(1)

Represents ratings from each of S&P and DBRS for the Class A-1R-R Notes and the Class A-1T-R Notes and S&P ratings for the Class A-2-R Notes and Class B-R Notes as of the closing of GF 2018-2’s $420.0 million collateralized loan obligation (the “2018-2 CLO”) on October 18, 2018.

(2)	Interest may be indexed to either the CP Rate (as defined in the governing indenture) or LIBOR.
(3)	Represents the stated interest rate and annual charge of our debentures guaranteed by the U.S. Small Business Administration (the “SBA”).
(4)

The indenture governing the 2018-2 CLO permits the repricing or refinancing of the secured notes issued as part of the 2018-2 CLO after November 20, 2022, which may result in the actual maturity of the existing notes occurring prior to their stated maturity.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018

4. Financing – (continued)

The table below provides details of our outstanding debt as of December 31, 2017:

December 31, 2017 ($ in thousands)	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate	Effective Interest Rate	Rating(1)	Stated Maturity
2016-2 CLO Secured Notes:
Class A-1R Notes	$19,700	$19,700	LIBOR + 2.20%(2)	3.73%	AAA(sf)	9/29/2027
Class A-1F Notes	24,722	25,000	3.41%	3.55%	AAA(sf)	9/29/2027
Class A-1T Notes	87,046	88,150	LIBOR + 2.20%	3.79%	AAA(sf)	9/29/2027
Class A-2 Notes	20,369	20,700	LIBOR + 3.15%	4.79%	AA(sf)	9/29/2027
Class B Notes	20,951	21,450	LIBOR + 4.00%	5.75%	A (sf)	9/29/2027
Class C Notes	11,423	11,700	LIBOR + 6.00%	7.78%	BBB(sf)	9/29/2027
Subtotals / weighted averages	184,211	186,700	4.16%	4.34%		9/29/2027
Garrison SBIC Borrowings:
SBIC 2017-10 A	6,766	6,980	3.47%(3)	3.87%	N/A	3/1/2027
SBIC 2016-10 B	3,220	3,320	2.79%(3)	3.19%	N/A	9/1/2026
SBIC 2016-10 A	12,343	12,700	3.25%(3)	3.65%	N/A	3/1/2026
SBIC 2015-10 B	13,629	14,000	3.57%(3)	3.97%	N/A	9/1/2025
SBIC Interim Financing	12,362	12,800	LIBOR + 0.65%(4)	2.74%	N/A	3/21/2018
Subtotals / weighted averages	48,320	49,800	3.10%	3.51%		2/26/2024

Totals / weighted averages	$232,531	$236,500	3.93%	4.16%		12/27/2026

(1)	Represents an S&P rating as of the closing of GF 2018-2’s $300.0 million collateralized loan obligation (the “2016-2 CLO”) on September 29, 2016.
(2)	Interest may be indexed to either the CP Rate (as defined in the governing indenture) or LIBOR.
(3)	Represents the stated interest rate and annual charge of our SBA-guaranteed debentures.
(4)

These interim financings bore an interest rate of three month LIBOR + 0.65%, which was comprised of a weighted average annual charge of 0.35% and a spread of 0.30%. These interim financings had a maturity date of March 21, 2018, upon which they were pooled into ten year SBA-guaranteed debentures.

In accordance with the 1940 Act, with certain limited exceptions, prior to August 15, 2018 the Company was allowed to borrow up to amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing excluding the SBA-guaranteed debentures of Garrison SBIC per the Company’s exemptive relief from the Securities and Exchange Commission (the “SEC”). Effective August 15, 2018, the asset coverage requirements applicable to the Company under the 1940 Act were reduced to 150%. As of December 31, 2018 and 2017, the Company’s asset coverage for borrowed amounts was 167.1% and 200.5%, respectively. As of December 31, 2018, the Company’s total leverage capacity of the Class A-1R-R Notes under the 2018-2 CLO was $42.0 million.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018

4. Financing – (continued)

Collateralized Loan Obligation Financings

On October 18, 2018, the Company completed the $420.0 million 2018-2 CLO. The notes offered in the 2018-2 CLO, collectively referred to as the “2018-2 Notes” and individually defined above in the table, were issued by GF 2018-2 (the “Issuer”) and Garrison Funding 2018- 2 LLC (together with the Issuer, the “Co- Issuers”) and are backed by a diversified portfolio of primarily senior secured loans.  The proceeds of the 2018-2 CLO were utilized, along with cash on hand, to refinance notes issued under the 2016-2 CLO. The Company also retained $108.00 million of subordinated notes (the “2018-2 Subordinated Notes”) that were issued in the transaction and that are entitled to receive distributions to the extent funds are available for such purpose. As a result of the Company retaining the 2018-2 Subordinated Notes, it consolidates the accounts of the Co-Issuers into its financial statements. As a result of this consolidation, the amounts outstanding under the 2018-2 CLO are treated as the Company’s indebtedness. The Company also initially retained $18.3 million of the Class B-R Notes. The 2018-2 Notes are scheduled to mature on November 20, 2029, however the Notes may be redeemed by the Co- Issuers on any business day after November 20, 2022. On or before July 18, 2019, $25.0 million of the aggregate $50.0 million Class A-1R-R Notes outstanding will convert to term notes with the remaining $25.0 million converting on or before November 20, 2022. The indenture governing the 2018-2 Notes provides that, to the extent cash is available from cash collections, the holders of the 2018-2 Notes are to receive quarterly interest payments on the 20th day or, if not a business day, the next succeeding business day of February, May, August and November of each year until the stated maturity.

On September 29, 2016, the Company completed the $300.0 million 2016-2 CLO.  The notes offered in the collateralized loan obligation, collectively referred to as the “2016-2 Notes” and individually defined above in the table, were issued by the Co-Issuers through a private placement. The proceeds of which were utilized, along with cash on hand, to refinance notes issued under a previous collateralized loan obligation. The Company has also retained $108.00 million of subordinated notes which do not have a stated interest rate and are not rated. The 2016-2 Notes were scheduled to mature on September 29, 2027. The 2016-2 Notes were refinanced on October 18, 2018. The 2018-2 CLO and the 2016-2 CLO are collectively referred to as the CLOs.

As noted above, subject to the asset coverage limitations applicable to the Company under the 1940 Act, the Company had $42.0 million and $1.0 million of available leverage capacity in the Class A-1R-R Notes and Class A-1R Notes, respectively, under the CLOs as of December 31, 2018 and December 31, 2017, respectively. The fair value of the 2018-2 Notes and 2016-2 Notes approximated their carrying values on the consolidated statements of financial condition as of December 31, 2018 and December 31, 2017.

Collateralized Loan Obligation Financing Covenants

Under the documents governing the 2018-2 CLO, there were two coverage tests applicable to the Secured Notes as of December 31, 2018. The first test compared the amount of interest received on the collateral loans held by GF 2018-2 to the amount of interest payable on the Secured Notes under the 2018-2 CLO in respect of the amounts drawn and certain expenses. To meet this first test, at any time, the aggregate amount of interest received on the collateral loans must equal, after the payment of certain fees and expenses, at least 135.0% of the aggregate amount of interest payable on the Class A-1R-R Notes, the Class A-1T-R Notes and the Class A-2-R Notes (collectively the Class A-R Notes), 125.0% of the interest payable on the Class A-R Notes and Class B-R Notes, taken together.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018

4. Financing – (continued)

Collateralized Loan Obligation Financings (continued)

Collateralized Loan Obligation Financing Covenants (continued)

The second test compared the aggregate principal amount of the collateral loans, as calculated in accordance with the indenture, to the aggregate outstanding principal amount of the 2018-2 CLO Secured Notes in respect of the amounts drawn. To meet this second test at any time, the aggregate principal amount of the collateral loans must equal at least 128.0% of the aggregate outstanding principal amount of the Class A-R Notes, 118.2% of the aggregate principal amount of the Class A-R Notes and Class B-R Notes, taken together.

If the coverage tests were not satisfied with respect to a quarterly payment date, the 2018-2 CLO will be required to apply available amounts to the repayment of interest on and principal of the 2018-2 Notes to the extent necessary to satisfy the applicable coverage tests and, as a result, there may be reduced funds available for GF 2018-2 to make additional investments or to make distributions on the 2018-2 Notes held by the Company. Additionally, compliance was measured on each day collateral loans are purchased, originated or sold and in connection with monthly reporting to the note holders.

Furthermore, if under the second coverage test the aggregated principal amount of the collateral loans equaled 125.0% or less of the aggregate outstanding principal amount on the Class A-1R-R and Class A-1T-R Notes, taken together remained so for ten business days, an event of default would be deemed to have occurred. As of December 31, 2018 and 2017, the trustee for the CLOs has asserted that all of the coverage tests were met.

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

As of December 31, 2018, Garrison SBIC had regulatory capital of $35.4 million and total SBIC borrowings outstanding of $60.0 million. The fair value of the SBIC borrowings approximated the carrying value on the consolidated statements of financial condition as of December 31, 2018 and 2017. As of December 31, 2018, the Company had $10.0 million of remaining SBIC leverage capacity available.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018

4. Financing – (continued)

GLC Trust 2013-2 Notes

On July 18, 2014, the Company completed a $39.2 million term debt securitization and the notes offered thereby (the “GLC Trust 2013-2 Notes”) were collateralized by a consumer loan portfolio (“the “Financial Assets”). The GLC Trust 2013-2 Notes consisted of $36.9 million of Class A Notes (“GLC Trust 2013-2 Class A Notes”) and $2.3 million of Class B Notes (“GLC Trust 2013-2 Class B Notes”). The GLC Trust 2013-2 Class A Notes bore interest at a rate of 3.00%. The Company retained the GLC Trust 2013-2 Class B Notes. The GLC Trust 2013-2 Notes were fully paid down in November 2017, and the GLC Trust entity was dissolved in June 2018.

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

As of both December 31, 2018 and 2017, the Company’s debt issuance costs and original issue discounts were generally incurred as a result of the CLOs and the Company’s SBIC borrowings. The CLOs’ costs typically represent facility fees, rating agency fees and other legal costs incurred when we refinance a previous CLO. The SBIC borrowings carry fees that consist of a 1.00% fee on the total commitments received and a 2.00% leverage fee, 0.375% underwriting fee and a 0.05% administrative fee on any SBA borrowings that are drawn.

The refinancing of the $350.0 million collateralized loan obligation completed on September 25, 2013 resulted in financing costs paid and original issue discount in the amount of $3.0 million. The refinancing of the 2016-2 CLO resulted in a $2.2 million loss, due to third party expenses incurred to effect the refinancing which is included in loss on refinancing of debt on our consolidated statements of operations.

As of December 31, 2018, $4.4 million of deferred debt issuance costs and discounts on our notes payable remained on our consolidated statements of financial condition and was comprised of $2.6 million related to the 2018-2 CLO and $1.8 million related to the Company’s SBIC borrowings. As of December 31, 2017, $4.4 million of deferred debt issuance costs and discounts on our notes payable remained on our consolidated statements of financial condition and was comprised of $2.7 million related to the 2016-2 CLO and $1.7 million related to the Company’s SBIC borrowings. During both the years ended December 31, 2018 and 2017, interest expense on our consolidated statements of operations included $0.5 million of amortization related to the debt issuance costs and original issue discounts on our liabilities.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018

5. Related Party Transactions and Other Agreements – (continued)

Investment Advisory Agreement (continued)

GARS entered into an investment advisory agreement with the Investment Adviser, most recently amended and restated on August 14, 2018 (the “Fifth Amended and Restated Investment Advisory Agreement”), which entitles the Investment Adviser to a management fee and an incentive fee, both of which are described further below.

Management Fee

Under the Fifth Amended and Restated Investment Advisory Agreement, the Investment Adviser is entitled to a management fee calculated at an annual rate of 1.50% of the Company's average gross assets, excluding cash or cash equivalents but including assets purchased with borrowed funds, at the end of each of the two most recently completed calendar quarters; provided, however, the management fee is calculated at an annual rate of 1.00% of the average value of the Company’s gross assets, excluding cash or cash equivalents but including assets purchased with borrowed funds, that exceeds the product of (i) 200% and (ii) the Company’s average net assets at the end of each of the two most recently completed calendar quarters.  For the avoidance of doubt, the 200% is calculated in accordance with the 1940 Act and gives effect to the Company’s exemptive relief with respect to SBIC debentures.

From May 3, 2017 until August 13, 2018, the management fee was calculated at an annual rate of 1.50% of the Company’s gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds, and was payable quarterly in arrears. Prior to May 3, 2017, the management fee was calculated at an annual rate of 1.75% of gross assets, excluding cash and cash equivalents, but including assets purchased with borrowed funds.

The following table details our management fee expenses for the years ended December 31, 2018, 2017, and 2016:

	Year Ended
Management Fees ($ in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Management fee	$6,058	$5,875	$7,221
Management fee waived	—	(310)	(249)
Total management fees, net of waived fees	$6,058	$5,565	$6,972

Management fees in the amount of $0.1 million and $0.1 million were payable as of December 31, 2018 and 2017, respectively, and are included in management fee payable on the consolidated statements of financial condition.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018

5. Related Party Transactions and Other Agreements – (continued)

Incentive Fee Overview

Under the Fifth Amended and Restated Investment Advisory Agreement, the Investment Adviser is entitled to an incentive fee consisting of two components and a cap and deferral mechanism. The two components are independent of each other, and may result in one component being payable even if the other is not.

Beginning May 3, 2017, the first component, which is income-based and payable quarterly in arrears, equals 20.00% of the amount, if any, that the Company’s pre-incentive fee net investment income exceeds a 1.75% quarterly (7.00% annualized) hurdle rate (the “Hurdle Rate”), subject to a “catch-up” provision measured at the end of each calendar quarter.

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

December 31, 2018

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

In addition, under U.S. GAAP, we are required to accrue a capital gains incentive fee based upon the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital gain and loss on investments held at the end of each period. If such amount is positive at the end of a period, then the Company will record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period.  There were no accrued capital gains incentive fees as of December 31, 2018 and 2017.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018

5. Related Party Transactions and Other Agreements – (continued)

The following table provides a breakdown of our incentive fees for the years ended December 31, 2018, 2017 and 2016.

	Year Ended
Incentive Fees ($ in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Income-based incentive fees	$2,653	$2,808	$3,234
Capital gains-based incentive fees	—	—	—
Incentive fees subject to cap & deferral mechanism(1)	(2,381)	(2,808)	(3,234)
Total incentive fees	$271	$—	$—

(1)

As of December 31, 2018, without giving effect to the Incentive Fee Cap, the Investment Adviser had calculated an aggregate of $10.9 million of income-based incentive fees, since January 1, 2016 (the Incentive Fee Look-back Period), of which zero has been paid as of December 31, 2018. However, the Cumulative Pre-Incentive Fee Net Return has been decreased by the aggregate cumulative net realized and unrealized capital losses, as calculated under U.S. GAAP, experienced through the Incentive Fee Look-back Period. As a result, as of December 31, 2018, aggregate incentive fees payable to the Investment Adviser during the Incentive Fee Look-back Period were capped by the Incentive Fee Cap and Deferral Mechanism at $0.1 million (i.e., 20% of Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period).

However, as noted above, no incentive fee will be paid to the Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to our Investment Adviser for the Incentive Fee Look-back Period would exceed 20% of our Cumulative Pre-Incentive Fee Net Return during the applicable Incentive Fee Look-back Period. To the extent unrealized capital losses incurred as of December 31, 2018 are reversed or cease to impact the Incentive Fee Cap within the applicable Incentive Fee Look-back Period, the corresponding increase in our Cumulative Pre-Incentive Fee Net Return may result in the Investment Adviser earning and being paid up to $10.8 million of income based incentive fees which are currently subject to the Incentive Fee Cap.

Realized and unrealized capital gains and losses and pre-incentive net investment income earned during the three months ended December 31, 2018 will cease to impact the Incentive Fee Cap and Deferral after December 31, 2021.

The Investment Adviser earned aggregate incentive fees of $2.7 million, $2.8 million and $3.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, $0.3 million of the incentive fees earned during 2018 were payable on the consolidated statements of financial condition as a result of and subject to the Incentive Fee Cap and Deferral Mechanism. None of the incentive fees earned during 2017 were payable on the consolidated statements of financial condition as of December 31, 2017 as a result of and subject to the Incentive Fee Cap and Deferral Mechanism.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018

5. Related Party Transactions and Other Agreements – (continued)

Administration Agreement

GARS entered into an administration agreement, which was effective as of October 9, 2012 (the “Administration Agreement”), with GARS Administrator. Under the Administration Agreement, the GARS Administrator provides the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as the GARS Administrator, subject to review by the Board, from time to time determines to be necessary or useful to perform its obligations under the Administration Agreement. The GARS Administrator is responsible for the financial and other records that the Company is required to maintain and prepares reports to stockholders, and reports and other materials filed with the SEC. The GARS Administrator provides on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance. No managerial assistance was provided to any portfolio companies during the years ended December 31, 2018 and 2017.

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

Administrator charges for the years ended December 31, 2018, 2017 and 2016 were $1.3 million, $1.2 million, and $1.3 million, respectively. No charges were waived by the GARS Administrator for the years ended December 31, 2018, 2017 and 2016. No administration fees were payable to the GARS Administrator as of December 31, 2018 and 2017.

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

Independent directors earned $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. No Directors’ Fees were payable as of December 31, 2018 and 2017.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018

5. Related Party Transactions and Other Agreements – (continued)

Affiliated Stockholders

As of both December 31, 2018 and 2017, Garrison Capital Fairchild I Ltd., Garrison Capital Fairchild II Ltd. and Garrison Capital Adviser Holdings MM LLC owned an aggregate of 789,910, or 4.9%, of the total outstanding shares of GARS common stock. As of December 31, 2018 and December 31, 2017, the officers and directors of the Company owned an aggregate of approximately 238,500, or 1.5%, of the total outstanding shares of GARS common stock.

Other Agreements

Garrison Loan Agency Services LLC acts as the administrative and collateral agent for certain loans held by the Company. No fees were paid by the Company to Garrison Loan Agency Services LLC during the years ended December 31, 2018 and 2017.

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

GARS entered into a custody agreement with Deutsche Bank Trust Company Americas to act as custodian for GARS. The Custodian is also the trustee of the 2018-2 CLO and is the custodian for Garrison SBIC.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018

6. Financial Highlights

The following table represents financial highlights for the Company for the years ended December 31, 2018, 2017 and 2016.

	Year Ended
Per share data ($ in thousands, except share and per share amounts)	December 31, 2018	December 31, 2017	December 31, 2016
Net asset value per common share at beginning of period	$11.69	$12.42	$13.98
(Decrease)/increase in net assets from operations:
Net investment income	1.01	1.07	1.29
Net realized loss on investments	(0.02)	(1.58)	(1.89)
Net unrealized (loss)/gain on investments	(0.95)	0.90	0.41
Net loss on refinancing of debt	(0.14)	-	(0.11)
Net (decrease)/increase in net assets resulting from operations	(0.10)	0.39	(0.30)
Stockholder transactions
Repurchase of common stock	—	—	0.07
Distributions from net investment income	(1.07)	(1.12)	(1.33)
Total stockholder transactions	(1.07)	(1.12)	(1.26)
Net asset value per common share at end of period	$10.52	$11.69	$12.42

Per share market value at beginning of period	$8.11	$9.35	$12.17
Per share market value at end of period	$6.43	$8.11	$9.35
Total book return(1)	(0.86)%	3.14%	(1.65)%
Total market return(2)	(9.10)%	(1.41)%	(11.80)%
Common shares outstanding at beginning of period	16,049,352	16,049,352	16,507,594
Common shares outstanding at end of period	16,049,352	16,049,352	16,049,352
Weighted average common shares outstanding	16,049,352	16,049,352	16,149,866
Net assets at beginning of period	$187,658	$199,408	$230,710
Net assets at end of period	$168,912	$187,658	$199,408
Average net assets(3)	$182,611	$192,419	$215,212
Ratio of net expenses to average net assets(4)	12.37%	10.08%	10.20%
Ratio of net investment income to average net assets(4)	8.87%	8.95%	9.72%
Ratio of portfolio turnover to average investments at fair value(5)	53.64%	34.98%	30.05%
Asset coverage ratio(6)	167.10%	200.51%	215.48%
Average outstanding debt(7)	$252,064	$205,577	$221,373
Average debt per common share	$15.71	$12.81	$13.79

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
(4)

During the year ended December 31, 2018, $2.4 million of income-based incentive fees were capped as a result of the Incentive Fee Cap and Deferral Mechanism. Had these incentive fees been earned, the ratio of net investment income to average net assets and the ratio of net expenses to average net assets would have been 7.56% and 13.68%, respectively.

(5)	Calculated based on monthly average investments at fair value.
(6)

Effective as of August 14, 2018, in accordance with the 1940 Act, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to August 14, 2018, the Company was allowed to borrow amounts such that its asset coverage was at least 200% after such borrowing. Based on the exemptive relief received from the SEC in 2015, Garrison SBIC’s SBA guaranteed debentures are excluded from the Company’s asset coverage test calculation.

(7)	Calculated based on monthly average debt outstanding.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018

7. Income Taxes

As discussed in Note 1, for tax purposes, GARS has elected to be treated as a RIC under Subchapter M of the Code and intends to qualify each taxable year for such treatment. In addition, GF 2018-2, the GARS Equity Holdings Entities, GIG Rooster Holdings I LLC, Garrison Capital PL Holdings LLC, Walnut Hill II LLC and Forest Park II LLC are disregarded entities for tax purposes. GLC Trust 2013-2 was a grantor trust for U.S. taxable income purposes, whereby the income reverts to GARS, and accordingly, no provision for federal income tax was made in the consolidated financial statements for the years ended December 31, 2018 and 2017.

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

For the year ended December 31, 2018, no U.S. federal excise tax was recorded. For the years ended December 31, 2017 and 2016, $0.1 million and $0.1 million, respectively, of U.S. federal excise tax was recorded.

In addition, GARS has certain wholly owned taxable subsidiaries (the “Taxable Subsidiaries”), each of which holds a portion of one or more of our portfolio investments. The Taxable Subsidiaries are consolidated for financial reporting purposes in accordance with U.S. GAAP, so that our consolidated financial statements reflect our investments in the portfolio companies owned by the Taxable Subsidiaries. The purpose of the Taxable Subsidiaries is, among other things, to permit GARS to hold certain interests in portfolio companies that are organized as limited liability companies (“LLCs”) (or other forms of pass-through entities) and still satisfy the RIC tax requirement that at least 90.0% of the RIC’s gross income for federal income tax purposes must consist of qualifying investment income. Absent the Taxable Subsidiaries, a proportionate amount of any gross income of an LLC (or other pass-through entity) portfolio investment would flow through directly to the RIC. To the extent that such income did not consist of investment income, it could jeopardize GARS ability to qualify as a RIC and therefore cause GARS to incur significant amounts of corporate-level U.S. federal income taxes. Where interests in LLCs (or other pass-through entities) are owned by the Taxable Subsidiaries, however, the income from such interests is taxed to the Taxable Subsidiaries and does not flow through to the RIC, thereby helping GARS preserve its RIC status and resultant tax advantages. The Taxable Subsidiaries are not consolidated for U.S. federal income tax purposes and may generate income tax expense as a result of their ownership of the portfolio companies.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018

7. Income Taxes – (continued)

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with U.S. GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent differences have no impact on net assets. The below were reclassifications made due to permanent differences for the tax years ended December 31, 2018 and 2017:

($ in thousands)	December 31, 2018	December 31, 2017
Accumulated net investment loss	$(2,204)	$(109)
Accumulated net realized gain on investments	2,204	133
Paid - in capital	-	(24)

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

The following table reconciles net increase in net assets resulting from operations to taxable income for the tax years ended December 31, 2018, 2017 and 2016:

($ in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Net increase/(decrease) in net assets resulting from operations	$(1,573)	$6,227	$(4,810)
Net change in unrealized (gain)/loss on investments	15,274	(14,388)	(6,696)
Net capital loss carryforward	287	25,256	29,290
Permanent book-to-tax differences	-	24	50
Temporary book-to-tax differences	18	189	(53)
Taxable income before deductions for distribution	$14,006	$17,308	$17,781

As of December 31, 2018 and 2017 the accumulated earnings/(deficit) on a tax basis is:

($ in thousands)	December 31, 2018	December 31, 2017
Undistributed ordinary income	$1,121	$4,306
Accumulated capital losses	(65,108)	(64,821)
Unrealized losses on investments	(16,088)	(833)
Total accumulated deficit	$(80,075)	$(61,348)

The tax character of all distributions paid for the years ended December 31, 2018 and 2017 were classified as ordinary income.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018

7. Income Taxes – (continued)

As of December 31, 2018 and 2017, the components of accumulated losses on a tax basis, as detailed below, differ from the amounts reflected per our consolidated statement of assets and liabilities by temporary book-to-tax differences arising from book-to-tax differences related to the deductibility of accrued Incentive Fees payable to the Investment Adviser attributable to unrealized gains/(losses) on investments, book-to-tax differences on the treatment of deferred financing costs and book-to-tax differences on taxable income inclusions of investment income earned on certain securities that was accrued for tax but not for U.S. GAAP.

($ in thousands)	December 31, 2018	December 31, 2017
Other temporary differences	$57	$136
Unrealized loss from investments (GAAP)	(16,145)	(969)
Total components of unrealized losses on investments (tax basis)	$(16,088)	$(833)

As of December 31, 2018, the federal income tax basis of investments was $470.2 million, and the aggregate gross unrealized gains and gross unrealized losses were $4.5 million and $20.6 million, respectively which resulted in a net unrealized loss of $16.1 million for the year ended December 31, 2018. As of December 31, 2017, the federal tax basis of investments was $395.7 million, and the aggregate gross unrealized gains and gross unrealized losses were $3.7 million and $4.5 million, respectively which resulted resulting in a net unrealized loss of $0.8 million for the year ended December 31, 2017.

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

We have concluded that it was not necessary to record a liability for any such tax positions as of December 31, 2018 and 2017. However, our conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

Our activities for the taxable years ending December 31, 2018, 2017 and 2016 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed as of December 31, 2018 and 2017.

If we were required to recognize interest and penalties, if any, related to unrecognized tax benefit this would be recognized as income tax expense in the consolidated statement of operations.

We had net long term capital loss carryforwards of $0.3 million, $25.3 million and $29.3 million as of December 31, 2018, 2017 and 2016, respectively.

8. Earnings per share

The following table sets forth the computation of the net increase in net assets per share resulting from operations, pursuant to FASB ASC Topic 260, Earnings per Share, for the years ended December 31, 2018, 2017 and 2016:

	Year Ended
($ in thousands, except per share data)	December 31, 2018	December 31, 2017	December 31, 2016
Net (decrease)/increase in net assets resulting from operations	$(1,573)	$6,227	$(4,810)
Basic weighted average common shares outstanding	16,049,352	16,049,352	16,149,866
Basic (loss)/earnings per share	$(0.10)	$0.39	$(0.30)

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018

9. Stockholders’ Equity

Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table reflects the cash distributions declared on common stock for the fiscal years ended December 31, 2018 and 2017.

Record Dates ($ in thousands except per share data)	Date Declared	Payment Date	Distribution Declared	Distribution Declared per Share
Year Ended December 31, 2018
December 7, 2018	October 30, 2018	December 21, 2018	$3,691	$0.23
September 7, 2018	July 31, 2018	September 21, 2018	4,494	0.28
June 8, 2018	May 1, 2018	June 22, 2018	4,494	0.28
March 23, 2018	February 28, 2018	March 29, 2018	4,494	0.28
			$17,173	$1.07

Record Dates ($ in thousands except per share data)	Date Declared	Payment Date	Distribution Declared	Distribution Declared per Share
Year Ended December 31, 2017
December 8, 2017	November 1, 2017	December 22, 2017	$4,495	$0.28
September 8, 2017	August 1, 2017	September 22, 2017	4,494	0.28
June 9, 2017	May 2, 2017	June 23, 2017	4,494	0.28
March 23, 2017	February 28, 2017	March 30, 2017	4,494	0.28
			$17,977	$1.12

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

Dividend Reinvestment Plan

The Company adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if the Board declares a cash dividend or other distribution, then our stockholders who have not ‘opted out’ of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, which may be newly issued shares or shares acquired by American Stock Transfer & Trust Company, LLC (“AST”), the transfer and dividend paying agent and registrar to GARS, through open-market purchases, rather than receiving the cash distribution. As of December 31, 2018 and 2017, no new shares were issued pursuant to the dividend reinvestment plan.

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

December 31, 2018

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

10. Commitments and Contingencies

The Company had outstanding commitments to fund investments totaling $7.6 million and $8.7 million under various undrawn revolvers and other credit facilities as of December 31, 2018 and 2017, respectively.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018

11. Transactions with Non-control/Affiliate Investments – (continued)

The following tables show the activity for our non-control/affiliate investments for the years ended December 31, 2018 and 2017:

	Year Ended December 31, 2018
Portfolio Company ($ in thousands)	Fair value at December 31, 2017	Purchases (cost)	Sales (cost)	Transfer in/ (out) (cost)	Net unrealized losses	Fair value at December 31, 2018	Net realized losses	Interest and fee income	Dividend income(1)
Non-control/affiliate investments
Cochon – MWS Holdings LLC (fka Rooster Energy Ltd.)	$—	$4,112	$(396)	$—	$(2,086)	$1,630	$—	$—	$98
Total non-control/affiliate investments	$—	$4,112	$(396)	$—	$(2,086)	$1,630	$—	$—	$98

(1)	Dividend income is recorded and classified as other income and included in investment income on the consolidated statement of operations.

	Year Ended December 31, 2017
Portfolio Company ($ in thousands)	Fair value at December 31, 2016	Purchases (cost)	Sales (cost)	Transfer in/ (out) (cost)	Net unrealized losses	Fair value at December 31, 2017	Net realized losses	Interest and fee income	Dividend income
Non-control/affiliate investments
Speed Commerce Operating Company LLC(1)	$3,103	$148	$—	$—	$—	$—	$(3,251)	$148	$—
Speed Commerce Investment Partners LLC	—	—	—	—	1,694	—	(1,694)	—	—
Total non-control/affiliate investments	$3,103	$148	$—	$—	$1,694	$—	$(4,945)	$148	$—

(1)	Comprised of two investments, including the Closing Date Term Loan and Delayed Draw Term.

12. Subsequent Events

There have been no events since December 31, 2018 that require recognition or disclosure in the consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018

13. Selected Quarterly Financial Data (Unaudited)

($ in thousands, except per share amounts)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total investment income	$9,561	$9,312	$9,688	$10,221
Total expenses	6,401	5,578	5,304	5,307
Net investment income	3,160	3,734	4,384	4,914
Net realized and unrealized (loss)/gain on investments	(8,873)	(2,245)	(1,540)	(2,889)
Net loss on refinancing of debt	(2,218)	-	-	-
Net increase/(decrease) in net assets resulting from operations	(7,931)	1,489	2,844	2,025

Net investment income per share	0.20	0.23	0.27	0.31
Net realized and unrealized (loss)/gain on investments per share	(0.56)	(0.14)	(0.09)	(0.18)
Net loss on refinancing of debt per share	(0.14)	-	-	-
Basic earnings/(loss) per share	(0.50)	0.09	0.18	0.13
Dividends and distributions declared per common share	0.23	0.28	0.28	0.28
Net asset value per share	10.52	11.25	11.44	11.54

($ in thousands, except per share amounts)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total investment income	$9,689	$8,903	$9,034	$8,994
Total expenses	5,421	4,718	4,447	4,807
Net investment income	4,268	4,185	4,587	4,187
Net realized and unrealized loss on investments	(550)	237	(2,512)	(8,175)
Net increase/(decrease) in net assets resulting from operations	3,718	4,422	2,075	(3,988)

Net investment income per share	0.27	0.26	0.29	0.25
Net realized and unrealized (loss)/gain on investments per share	(0.04)	0.01	(0.16)	(0.49)
Basic earnings/(loss) per share	0.23	0.27	0.13	(0.24)
Dividends and distributions declared per common share	0.28	0.28	0.28	0.28
Net asset value per share	11.69	11.74	11.75	11.90

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2018 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the our periodic reports.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting Firm and RSM US LLP’s Report of Independent Registered Public Accounting Firm are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(c) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

N/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements — Refer to Item 8 starting on page 84.
(2)	Financial Statement Schedules — None.
(3)	Exhibits.

Number	Description

3.1	Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 814-00878), filed on May 13, 2013).

3.2	Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on March 1, 2016).

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

10.2

Fifth Amended and Restated Investment Advisory Agreement, dated as of August 14, 2018, by and between the Registrant and Garrison Capital Advisers LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on 8-K (File No. 814-00878), filed on August 14, 2018).

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

10.7

Supplemental Indenture, dated as of October 18, 2018, among Garrison Funding 2018-2 Ltd., Garrison Funding 2018-2 LLC and Deutsche Bank Trust Company Americas, as consented to by the Registrant (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on October 23, 2018).

10.8

Class A-1R Note Purchase Agreement dated as of September 29, 2016, among Garrison Funding 2016-2 Ltd., Garrison Funding 2016-2 LLC, each of the Class A-1R Noteholders party thereto and Natixis, New York Branch (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on October 3, 2016).

10.9

Amendment No. 1 to Class A-1R Note Purchase Agreement, dated as of October 18, 2018, between Garrison Funding 2018-2 Ltd., Garrison Funding 2018-2 LLC, Natixis, New York Branch, as Class A-1R Note Agent, and Versailles Assets LLC, as Class A-1R Initial Noteholder (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on October 23, 2018).

Number	Description

10.10

Collateral Management Agreement dated as of September 29, 2016, by and between Garrison Funding 2016-2 Ltd. and the Registrant (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on October 3, 2016).

10.11

First Amendment to Collateral Management Agreement, dated as of October 18, 2018, by and between Garrison Funding 2018-2 Ltd. and the Registrant (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on October 23, 2018).

10.12

Sub-Collateral Management Agreement dated as of September 29, 2016, by and between the Registrant and Garrison Capital Advisers LLC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on October 3, 2016).

14.1*	Joint Code of Ethics of the Registrant and Garrison Capital Advisers LLC.

14.2*	Code of Conduct of the Registrant.

21.1*	List of Subsidiaries

24	Power of attorney (included on the signature page hereto)

31.1*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Garrison Capital PL Holdings LLC Schedule of Investments as of December 31, 2018.

99.2

GLC Trust 2013-2 Schedule of Investments as of December 31, 2017 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00878), filed on March 6, 2018).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GARRISON CAPITAL INC.

By:	/s/ Joseph Tansey
Name: Joseph Tansey
Title: Chief Executive Officer
Date: March 5, 2019

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

Signature	Title	Date

/s/ Joseph Tansey	Chief Executive Officer and Chairman of the Board of Directors	March 5, 2019
Joseph Tansey	(Principal Executive Officer)

/s/ Daniel Hahn	Chief Financial Officer and Treasurer	March 5, 2019
Daniel Hahn	(Principal Financial and Accounting Officer)

/s/ Brian Chase	Chief Operating Officer and Director	March 5, 2019
Brian Chase

/s/ Cecil Martin	Director	March 5, 2019
Cecil Martin

/s/ Joseph Morea	Director	March 5, 2019
Joseph Morea

/s/ Matthew Westwood	Director	March 5, 2019
Matthew Westwood