Form 10-Q
period 2019-03-31
Garrison Capital Inc.
filed 2019-05-07
CIK 1509892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

(Registrant’s telephone number, including area code): (212) 372-9590

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	GARS	Nasdaq Global Select Market

As of May 3, 2019 the Registrant had 16,049,352 shares of common stock, $0.001 par value, outstanding.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Financial Condition

($ in thousands, except share and per share amounts)

Part I. Financial Information

Item 1. Financial Statements

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Cash	$3,715	$6,191
Restricted cash	27,168	39,531
Due from counterparties	132	58
Investments, at fair value
Non-control/non-affiliate investments (amortized cost of $487,113 and $466,500, respectively)	479,353	452,347
Non-control/affiliate investments (amortized cost of $3,715 and $3,715, respectively)	1,510	1,630
Accrued interest receivable	3,061	2,585
Other assets	1,674	1,624
Total assets	$516,613	$503,966

Liabilities
Due to counterparties	$4,233	$23,390
Senior secured revolving note (Note 4)	40,500	8,000
Senior secured term notes (Note 4)	241,193	241,149
SBIC borrowings (Note 4)	58,387	58,343
Management fee payable (Note 5)	1,623	49
Incentive fee payable (Note 5)	510	271
Administrator fee payable (Note 5)	108	—
Accrued interest payable	1,569	3,040
Accrued expenses and other payables	859	812
Total liabilities	$348,982	$335,054

Commitments and contingencies (Note 9)

Net assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 16,758,779 shares issued and 16,049,352 shares outstanding as of both March 31, 2019 and December 31, 2018	$17	$17
Paid-in-capital in excess of par	249,124	249,124
Total distributable earnings/(loss)	(81,510)	(80,229)
Total net assets	167,631	168,912
Total liabilities and net assets	$516,613	$503,966

Shares of common stock outstanding	16,049,352	16,049,352
Net asset value per share	$10.44	$10.52

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

March 31, 2019 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Common Equity
Building Products
Valterra Products Holdings, LLC, Class A	N/A	N/A	N/A	N/A	185,847	$186	$784	0.47%
Valterra Products Holdings, LLC, Class B	N/A	N/A	N/A	N/A	20,650	21	87	0.05
						207	871	0.52

Commercial Services and Supplies
Faraday Holdings, LLC, Common	N/A	N/A	N/A	N/A	2,752	140	742	0.44
						140	742	0.44

Healthcare Equipment and Services
Juniper TGX Investment Partners, LLC, Common	N/A	N/A	N/A	N/A	3,146	671	3,336	1.99
						671	3,336	1.99

Household Products and Durables
Oneida Group Inc., Common	N/A	N/A	N/A	N/A	844,557	3,919	1,350	0.81
						3,919	1,350	0.81

Total Common Equity						$4,937	$6,299	3.76%

Preferred Equity
Diversified Financial Services
Prosper Marketplace Series B Preferred Stock⁽¹⁾⁽²⁾	N/A	N/A	N/A	N/A	912,865	$551	$640	0.38%
						551	640	0.38

Total Preferred Equity						$551	$640	0.38%

Debt Investments
Aerospace and Defense
Constellis Holdings, LLC, Term Loan*	2.74%	5.00%	7.74%	4/22/2024	3,355	$3,306	$3,188	1.90%
Novetta Solutions, Term Loan*	2.50%	5.00%	7.50%	10/17/2022	1,980	1,940	1,937	1.16
Vertex Aerospace Services Corp., Initial Term Loan*	2.50%	4.75%	7.25%	6/30/2025	1,815	1,807	1,816	1.08
						7,053	6,941	4.14

Air Freight and Logistics
Gruden Acquisition, Inc., Term Loan (First Lien)*	2.60%	5.50%	8.10%	8/18/2022	2,459	2,438	2,434	1.45
Kane is Able, Inc., Term Loan**	2.61%	7.00%	9.61%	3/13/2024	6,620	6,489	6,488	3.87
						8,927	8,922	5.32

Auto Components
BBB Industries LLC (GC EOS Buyer), Term Loan*	2.48%	4.50%	6.98%	8/1/2025	3,483	3,474	3,474	2.07
Challenge Mfg. Company, LLC, Term Loan B*	2.50%	6.50%	9.00%	4/20/2022	7,785	7,724	7,785	4.64
Holley Purchaser, Inc., Term Loan*	2.74%	5.00%	7.74%	10/24/2025	6,603	6,505	6,471	3.86
Shipston Equity Holdings, LLC, Term Loan*⁽⁴⁾	2.80%	6.94%	9.74%	9/28/2023	5,847	5,794	5,793	3.46
						23,497	23,523	14.03

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

March 31, 2019 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Building Products
Global Integrated Flooring Systems Inc. (Camino Systems, Inc.), Revolver	2.50%	8.25%	10.75%	2/15/2023	36	$36	$36	0.02%
Global Integrated Flooring Systems Inc. (Camino Systems, Inc.), Term Loan**	2.50%	8.25%	10.75%	2/15/2023	6,991	6,883	6,432	3.84
Janus International Group, LLC, Tranche B-2 Term Loan*	2.49%	4.50%	6.99%	2/12/2025	2,232	2,199	2,232	1.33
						9,118	8,700	5.19

Chemicals
AOC / Aliancys, Term Loan*⁽¹⁾	2.73%	4.25%	6.98%	8/1/2025	2,317	2,301	2,294	1.37
Aristech Surfaces LLC, Term Loan B	2.50%	7.00%	9.50%	10/17/2019	8,920	8,903	8,732	5.21
						11,204	11,026	6.58

Commercial Services and Supplies
Del Mar Recovery Solutions, Inc., Term Loan**	2.50%	8.50%	11.00%	6/28/2021	7,726	7,666	7,649	4.56
DMT Solutions Global Corporation (Pitney Bowes), Term Loan*	2.62%	7.00%	9.62%	7/2/2024	7,020	6,836	6,739	4.02
Interior Logic Group, Term Loan*	2.60%	4.00%	6.60%	5/30/2025	6,494	6,466	6,364	3.80
Staples, Inc., Term Loan*	2.49%	4.00%	6.49%	9/12/2024	5,527	5,476	5,527	3.30
USAGM Holdco, LLC, Incremental Term Loan*	2.50%	4.25%	6.75%	7/28/2022	2,895	2,880	2,820	1.68
USAGM Holdco, LLC, Initial Term Loan (First Lien)*	2.50%	3.75%	6.25%	7/28/2022	990	982	955	0.57
VIP Cinema Holdings, Inc., Term Loan*	2.50%	6.00%	8.50%	3/1/2023	5,008	4,995	4,632	2.76
						35,301	34,686	20.69

Construction and Engineering
Brand Energy & Infrastructure Services, Inc., Term Loan*	2.60%	4.25%	6.85%	6/21/2024	1,993	1,921	1,905	1.14
GeoStabilization International, Term Loan*	2.56%	5.50%	8.06%	12/19/2025	3,349	3,317	3,332	1.99
QualTek USA, LLC, Term Loan*	2.74%	5.75%	8.49%	7/18/2025	5,923	5,818	5,760	3.44
						11,056	10,997	6.57

Containers and Packaging
Ball Metalpack Finco LLC, Term Loan*	2.50%	4.50%	7.00%	7/31/2025	547	545	544	0.32
Klockner Pentaplast of America, Inc., Term Loan*⁽¹⁾	2.50%	4.25%	6.75%	6/30/2022	4,618	4,493	4,038	2.41
						5,038	4,582	2.73

Diversified Financial Services
Acrisure, LLC, Term Loan*	2.63%	4.25%	6.88%	11/22/2023	1,492	1,482	1,481	0.88
AIS Holdco, LLC, Term Loan*	2.50%	5.00%	7.50%	8/15/2025	2,681	2,669	2,614	1.56
Financial & Risk US Holdings, Inc. (Refinitiv), Term Loan*	2.50%	3.75%	6.25%	10/1/2025	2,200	2,194	2,134	1.27
Integrity Marketing Acquisition, LLC, Delayed Draw Term Loan*	2.75%	4.25%	7.00%	11/28/2025	401	401	399	0.24
Integrity Marketing Acquisition, LLC, Term Loan*	2.60%	4.25%	6.85%	11/28/2025	5,266	5,241	5,240	3.13
PlanMember Financial Corporation, Term Loan*⁽¹⁾	3.00%	5.00%	8.00%	12/31/2020	1,565	1,555	1,561	0.93
						13,542	13,429	8.01

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

March 31, 2019 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Diversified Telecommunication Services
Fusion Connect, Inc., Tranche B Term Loan (First Lien)*⁽¹⁾	2.73%	7.50%	10.23%	5/4/2023	7,145	$6,911	$6,073	3.62%
KORE Wireless Group Inc., Term Loan*	2.60%	5.50%	8.10%	12/20/2024	8,239	8,161	8,160	4.87
Onvoy, LLC, Term Loan*	2.60%	4.50%	7.10%	2/12/2024	2,976	2,969	2,642	1.58
U.S. Telepacific Corp., Term Loan B*	2.60%	5.00%	7.60%	5/2/2023	7,190	7,144	6,943	4.14
						25,185	23,818	14.21

Electrical Equipment
Electrical Components International, Inc., Term Loan*	2.60%	4.25%	6.85%	6/26/2025	4,975	4,957	4,776	2.85
Luminii LLC, Term Loan*	2.80%	5.75%	8.55%	4/11/2023	7,262	7,202	7,200	4.30
Verifone Systems, Inc., Term Loan*	2.68%	4.00%	6.68%	8/20/2025	1,995	1,995	1,963	1.17
						14,154	13,939	8.32

Energy Equipment and Services
BJ Services, LLC, Term Loan*	2.65%	7.00%	9.65%	1/3/2023	6,697	6,633	6,633	3.96
NGS US FinCo, LLC, Term Loan*	2.50%	4.25%	6.75%	10/1/2025	2,708	2,696	2,701	1.61
						9,329	9,334	5.57

Food Products
Gold Coast Bakeries, LLC, Revolver*	2.50%	5.75%	8.25%	9/27/2022	2,375	2,375	2,375	1.42
Gold Coast Bakeries, LLC, Term Loan**	2.50%	5.75%	8.25%	9/27/2022	9,379	9,297	8,441	5.04
Mother's Market & Kitchen, Inc, Term Loan**⁽⁴⁾	2.50%	5.98%	8.48%	7/26/2023	7,814	7,713	7,710	4.60
Quirch Foods Holdings, LLC, Initial Term Loan*	2.49%	6.00%	8.49%	12/19/2025	5,567	5,513	5,567	3.32
US Salt, LLC, Initial Term Loan*	2.48%	4.75%	7.23%	1/16/2026	1,339	1,326	1,336	0.80
						26,224	25,429	15.18

Healthcare Equipment and Services
AC Merger Sub, Inc. (Analogic), Term Loan*	2.50%	6.00%	8.50%	6/24/2024	8,539	8,465	8,463	5.05
ActivStyle, Inc., Term Loan***	2.81%	7.50%	10.31%	7/9/2020	10,395	10,347	10,395	6.20
Community Care Health Network, LLC, Term Loan*	2.50%	4.75%	7.25%	2/18/2025	1,389	1,386	1,375	0.82
LifeScan Global Corp., Term Loan*	2.80%	6.00%	8.80%	10/1/2024	2,797	2,717	2,685	1.60
Maxor Acquisition, Inc., Term Loan*	2.60%	6.00%	8.60%	11/22/2023	8,922	8,853	8,850	5.28
Theragenics Corporation, Term Loan**	2.50%	8.00%	10.50%	12/23/2020	8,722	8,653	8,722	5.20
						40,421	40,490	24.15

Hotels, Restaurants and Leisure
Bravo Brio Restaurant Group, Inc., Term Loan*⁽⁴⁾	2.51%	6.65%	9.16%	5/24/2023	8,302	8,199	7,887	4.71
CircusTrix Holdings, LLC, Term Loan B*	2.50%	5.50%	8.00%	12/16/2021	5,970	5,928	5,926	3.54
HRI Holding Corp. (Houlihans Restaurants), Term Loan*	2.61%	8.25%	10.86%	12/17/2020	6,247	6,202	5,622	3.35
						20,329	19,435	11.60

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

March 31, 2019 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Household Products and Durables
Brown Jordan International Inc., Term Loan*	2.50%	5.00%	7.50%	1/31/2023	5,742	$5,713	$5,405	3.22%
Comfort Holding, LLC (Innocor, Inc.), Term Loan*	2.50%	4.75%	7.25%	2/5/2024	2,977	2,882	2,964	1.77
CR Brands, Inc., Term Loan⁽³⁾	2.50%	11.25%	13.75% PIK	4/30/2019	6,130	6,130	6,130	3.66
NBG Acquisition Inc., Term Loan*	2.60%	5.50%	8.10%	4/26/2024	5,751	5,690	5,607	3.34
University Furnishings, L.P., Term Loan***⁽⁴⁾	2.78%	8.24%	11.02%	10/13/2022	10,830	10,721	10,830	6.46
						31,136	30,936	18.45

Internet Software and Services
Aptos, Inc., Term Loan*	2.50%	5.50%	8.00%	7/23/2025	7,794	7,724	7,707	4.60
BMC Software Finance, Inc., Term Loan*	2.60%	4.25%	6.85%	10/2/2025	2,993	2,969	2,927	1.75
ConvergeOne Holdings, Inc., Initial Term Loan (First Lien)*	2.50%	5.00%	7.50%	1/4/2026	2,207	2,119	2,109	1.26
Corel Corporation, Term Loan*⁽¹⁾	2.63%	5.00%	7.63%	6/4/2024	8,487	8,426	8,465	5.05
Emtec Global Services Holdings, LLC, Revolver⁽³⁾⁽⁵⁾	2.48%	16.25%	18.73% PIK	11/30/2020	490	455	361	0.22
Emtec Global Services Holdings, LLC, Term Loan**⁽³⁾⁽⁵⁾	2.48%	16.25%	18.73% PIK	11/30/2020	3,954	3,810	3,060	1.83
Exela Intermediate LLC, Term Loan*⁽¹⁾	2.88%	6.50%	9.38%	7/12/2023	5,354	5,284	5,332	3.18
HDC/HW Intermediate Holdings, LLC, Term Loan*	2.61%	7.50%	10.11%	12/21/2023	6,680	6,554	6,552	3.91
Intermedia Holdings, Inc., Term Loan*	2.50%	6.00%	8.50%	7/21/2025	2,744	2,723	2,742	1.64
LANDesk Group, Inc., Term Loan*	2.50%	4.25%	6.75%	1/22/2024	3,689	3,668	3,659	2.18
Lionbridge Technologies, Inc., Term Loan*	2.50%	5.50%	8.00%	2/28/2024	3,212	3,211	3,194	1.91
Newscycle Solutions, Inc., Delayed Draw Term Loan*	2.49%	7.00%	9.49%	12/29/2022	781	781	769	0.46
Newscycle Solutions, Inc., Revolver	2.50%	7.00%	9.50%	12/29/2022	219	219	215	0.13
Newscycle Solutions, Inc., Term Loan*	2.50%	7.00%	9.50%	12/29/2022	8,543	8,415	8,408	5.02
Orbit Purchaser LLC (Orion), Delayed Draw Term Loan*	2.69%	4.50%	7.19%	10/21/2024	758	751	751	0.45
Orbit Purchaser LLC (Orion), Incremental Term Loan*	2.68%	4.50%	7.18%	10/21/2024	1,567	1,552	1,553	0.93
Orbit Purchaser LLC (Orion), Term Loan*	2.68%	4.50%	7.18%	10/21/2024	2,594	2,570	2,569	1.53
Perforce Software, Inc., Term Loan*	2.50%	4.50%	7.00%	12/27/2024	2,672	2,659	2,662	1.59
Quest Software US Holdings Inc., Term Loan*	2.74%	4.25%	6.99%	5/16/2025	2,271	2,255	2,237	1.33
RA Outdoors LLC (Active Network), Term Loan*	2.50%	4.75%	7.25%	9/11/2024	7,863	7,799	7,797	4.65
Travelport Finance (Luxembourg) S.Ã r.l., Term Loan*⁽¹⁾	2.50%	5.00%	7.50%	3/18/2026	2,648	2,595	2,573	1.54
Vero Parent, Inc. (fka Syncsort Incorporated), Initial Term Loan (First Lien)*	2.50%	4.50%	7.00%	8/16/2024	8,865	8,774	8,777	5.24
						85,313	84,419	50.40

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

March 31, 2019 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Leisure Products
Bass Pro Group, LLC, Initial Term Loan*	2.50%	5.00%	7.50%	9/25/2024	7,156	$7,119	$6,984	4.17%
Confluence Outdoor, LLC, Delayed Draw Term Loan⁽³⁾⁽⁵⁾	2.49%	10.75%	13.24% PIK	4/18/2019	1,033	1,007	811	0.48
Confluence Outdoor, LLC, Supplemental Loan⁽³⁾⁽⁵⁾	2.49%	10.75%	13.24% PIK	4/18/2019	5,086	4,990	3,993	2.38
Confluence Outdoor, LLC, Term Loan⁽³⁾⁽⁵⁾	2.49%	10.75%	13.24% PIK	4/18/2019	6,885	6,713	5,407	3.23
Playpower, Inc., Initial Term Loan (First Lien)*	2.60%	4.75%	7.35%	6/23/2021	1,385	1,383	1,385	0.83
						21,212	18,580	11.09

Media
Project Sunshine IV Pty Ltd, 2017 Incremental Term Loan*⁽¹⁾	2.50%	7.00%	9.50%	8/22/2022	3,132	3,100	3,116	1.86
						3,100	3,116	1.86

Metals and Mining
Alchemy US Holdco 1, LLC (Kymera), Term Loan*	2.49%	5.50%	7.99%	10/10/2025	2,191	2,161	2,180	1.30
						2,161	2,180	1.30

Pharmaceuticals
Akorn, Inc., Loan*⁽¹⁾	2.50%	5.50%	8.00%	4/16/2021	2,000	1,972	1,615	0.96
RiteDose Holdings I, Inc., Term Loan*	2.80%	6.50%	9.30%	9/13/2023	7,957	7,868	7,863	4.69
						9,840	9,478	5.65

Professional Services
Institutional Shareholder Services Inc., Initial Term Loan (First Lien)*	2.60%	4.50%	7.10%	3/5/2026	4,855	4,807	4,806	2.87
Signify Health, LLC (fka Chloe Ox Parent, LLC), Term Loan*	2.60%	4.50%	7.10%	12/23/2024	1,871	1,855	1,861	1.11
						6,662	6,667	3.98

Retailing
Sundance Holdings Group, LLC, Term Loan*⁽⁴⁾	2.62%	6.40%	9.02%	5/1/2024	6,717	6,655	6,654	3.97
						6,655	6,654	3.97

Semiconductors and Semiconductor Equipment
Ultra Clean Holdings, Inc., Term Loan*⁽¹⁾	2.50%	4.50%	7.00%	8/27/2025	2,681	2,644	2,572	1.53
						2,644	2,572	1.53

Technology Hardware, Storage and Peripherals
Elo Touch Solutions, Inc., Term B Loan (First Lien)*	2.59%	6.50%	9.09%	12/15/2025	3,086	2,939	3,071	1.83
Table Top Media, LLC, Lease**	N/A	10.00%	10.00%	10/15/2019	708	706	708	0.42
						3,645	3,779	2.25
See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

March 31, 2019 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Debt Investments (continued)
Textiles, Apparel and Luxury Goods
Centric Brands Inc., Term Loan*⁽¹⁾⁽⁴⁾	2.75%	6.00%	8.75%	10/27/2023	7,794	$7,685	$7,683	4.58%
Champ Acquisition Corp., Initial Term Loan (First Lien)*⁽⁴⁾	2.60%	5.50%	8.10%	12/19/2025	3,118	3,028	3,116	1.86
Keeco Holdings, LLC, Term Loan*	2.50%	7.75%	10.25%	3/15/2024	5,784	5,715	5,731	3.42
Triangle Home Fashions, LLC, Term Loan**⁽⁴⁾	2.50%	6.87%	9.37%	3/9/2023	10,500	10,360	10,352	6.18
						26,788	26,882	16.04

Trading Companies and Distributors
Cook & Boardman Group LLC, The, Term Loan*	2.49%	5.75%	8.24%	10/17/2025	3,696	3,661	3,677	2.19
Sprint Industrial Holdings, LLC, Term Loan (First Lien)*	2.60%	6.75%	8.35% Cash + 1.00% PIK	8/15/2019	4,710	4,708	4,710	2.81
						8,369	8,387	5.00

Transportation Services
Airxcel, Inc., Term Loan*	2.50%	4.50%	7.00%	4/28/2025	993	990	911	0.54
PS Holdco, LLC, Term Loan*	2.50%	4.75%	7.25%	3/13/2025	7,465	7,435	7,418	4.43
Sirva Worldwide, Term Loan*	2.56%	5.50%	8.06%	8/4/2025	5,406	5,345	5,257	3.14
						13,770	13,586	8.11

Total Debt Investments						$481,690	$472,491	281.92%

Unfunded Commitments
Building Products
Global Integrated Flooring Systems Inc. (Camino Systems, Inc.), Revolver	N/A	0.75%	0.75%	2/15/2023	14	$—	$—	—%
						—	—	—

Commercial Services and Supplies
Del Mar Recovery Solutions, Inc., Revolver	N/A	0.75%	0.75%	6/28/2021	990	(8)	—	—
						(8)	—	—

Diversified Financial Services
Integrity Marketing Acquisition, LLC, Delayed Draw Term Loan*⁽⁶⁾	N/A	1.00%	1.00%	11/28/2025	583	(5)	(3)	—
						(5)	(3)	—

Electrical Equipment
Luminii LLC, Revolver*⁽⁶⁾	N/A	0.50%	0.50%	4/11/2023	515	—	(4)	—
						—	(4)	—

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

March 31, 2019 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Investments - United States
Unfunded Commitments (continued)
Food Products
Gold Coast Bakeries, LLC, Revolver*	N/A	0.50%	0.50%	9/27/2022	396	$—	$—	—%
						—	—	—

Healthcare Equipment and Services
AC Merger Sub, Inc. (Analogic), Revolver*⁽⁶⁾	N/A	0.50%	0.50%	6/22/2023	318	—	(3)	—
Maxor Acquisition, Inc., Revolver*⁽⁶⁾	N/A	0.50%	0.50%	11/22/2022	585	(5)	(5)	—
						(5)	(8)	—

Internet Software and Services
Emtec Global Services Holdings, LLC, Revolver⁽⁶⁾	N/A	0.00%	0.00%	11/30/2020	141	(1)	(32)	(0.02)
HDC/HW Intermediate Holdings, LLC, Revolver*⁽⁶⁾	N/A	1.00%	1.00%	12/21/2023	670	(13)	(13)	(0.01)
Newscycle Solutions, Inc., Revolver⁽⁶⁾	N/A	0.50%	0.50%	12/29/2022	466	(10)	(7)	—
						(24)	(52)	(0.03)

Pharmaceuticals
RiteDose Holdings I, Inc., Revolver*⁽⁶⁾	N/A	0.50%	0.50%	9/13/2023	537	(6)	(6)	—
						(6)	(6)	—

Total Unfunded Commitments						$(48)	$(73)	(0.03)%

Total Non-Control/Non-Affiliate Investments						$487,113	$479,353	286.06%

Non-Control/Affiliate Investments
Investments - United States
Common Equity
Oil, Gas and Consumable Fuels
Cochon – MWS Holdings LLC (fka Rooster Energy Ltd.), Common	N/A	N/A	N/A	N/A	99	$3,715	$1,510	0.90%
						3,715	1,510	0.90

Total Common Equity						$3,715	$1,510	0.90%

Total Non-Control/Affiliate Investments						$3,715	$1,510	0.90%

Total Investments - United States						$490,828	$480,863	286.96%

*	Denotes that all or a portion of the investment is held as collateral by Garrison Funding 2018-2 Ltd.
**	Denotes that all or a portion of the loan is held as collateral by Garrison Capital SBIC LP.
***	Denotes that all or a portion of the loan is held as collateral by Garrison Funding 2018-2 Ltd. and Garrison Capital SBIC LP.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

March 31, 2019 (unaudited)

($ in thousands, except share amounts)

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

(1)

Not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”).  Under the 1940 Act, Garrison Capital Inc. (the “Company”) may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2019, 90.8% of the Company’s assets were qualifying assets.

(2)	Net of a profits interest payable to a third party upon any subsequent sales of Prosper Marketplace Series B Preferred Stock.
(3)	Interest is payable in cash, and/or payment-in-kind (“PIK”), or a combination thereof.
(4)

Investment is structured as a unitranche loan in which the Company holds the last out component. As a result, in addition to the interest earned on the stated base rate and spread of this investment, the Company received additional interest during the three months ended March 31, 2019 due to an arrangement between the Company and certain other lenders to the portfolio company. The additional interest received during the quarter has been annualized and included in the spread disclosed for this investment.

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

All debt investments were income producing as of March 31, 2019, unless otherwise noted. Common and preferred equity investments are non income-producing unless otherwise noted.

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

Non-Control/Affiliate Investments
Investments - United States
Common Equity
Oil, Gas and Consumable Fuels
Cochon – MWS Holdings LLC (fka Rooster Energy Ltd.), Common	N/A	N/A	N/A	N/A	99	$3,715	$1,630	0.97%
						3,715	1,630	0.97

Total Common Equity						$3,715	$1,630	0.97%

Total Non-Control/Affiliate Investments						$3,715	$1,630	0.97%

Total Investments - United States						$470,215	$453,977	268.78%

*	Denotes that all or a portion of the investment is held as collateral by Garrison Funding 2018-2 Ltd.
**	Denotes that all or a portion of the loan is held as collateral by Garrison Capital SBIC LP.
***	Denotes that all or a portion of the investment is held as collateral by Garrison Funding 2018-2 Ltd. and Garrison Capital SBIC LP.

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
(4)

Investment is structured as a unitranche loan in which the Company holds the last out component. As a result, in addition to the interest earned on the stated base rate and spread of this investment, the Company received additional interest for the year ended December 31, 2018 due to an arrangement between the Company and certain other lenders to the portfolio company. The additional interest received during the quarter has been annualized and included in the spread disclosed for this investment.

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

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

($ in thousands, except share and per share amounts)

	Three Months Ended
	March 31, 2019	March 31, 2018
Investment income
Interest income
Non-control/non-affiliate investments	$9,726	$8,360
Non-control/affiliate investments	—	—
Payment-in-kind	239	1,219
Other income	264	642
Total investment income	10,229	10,221

Expenses
Interest expense	3,727	2,554
Management fee	1,623	1,492
Incentive fee	289	—
Professional fees	398	294
Directors' fees	82	77
Administrator expenses	371	298
Other expenses	492	586
Total expenses	6,982	5,301
Net investment income before excise taxes	3,247	4,920
Excise tax expense	—	6
Net investment income	3,247	4,914

Realized and unrealized (losses)/gains
Net realized loss on investments
Non-control/non-affiliate investments	(7,133)	(577)
Non-control/affiliate investments	—	—
Net change in unrealized gain/(loss) on investments
Non-control/non-affiliate investments	6,416	(2,312)
Non-control/affiliate investments	(120)	—
Net realized and unrealized loss on investments	(837)	(2,889)

Net increase in net assets resulting from operations	$2,410	$2,025

Net investment income per common share	$0.20	$0.31
Net increase in net assets resulting from operations per common share	$0.15	$0.13
Basic weighted average common shares outstanding	16,049,352	16,049,352

Dividends and distributions declared per common share	$0.23	$0.28

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

($ in thousands, except share and per share amounts)

	Three Months Ended
	March 31, 2019	March 31, 2018

Increase in net assets from operations:
Net investment income	$3,247	$4,914
Net realized loss on investments	(7,133)	(577)
Net change in unrealized gain/(loss) on investments	6,296	(2,312)
Net increase in net assets resulting from operations	2,410	2,025

Dividends and distributions to stockholders:
From net investment income	(3,691)	(4,494)
Total dividends and distributions to stockholders	(3,691)	(4,494)

Total decrease in net assets	(1,281)	(2,469)
Net assets at beginning of period	168,912	187,658
Net assets at end of period	$167,631	$185,189
Net asset value per share	$10.44	$11.54
Shares of common stock outstanding at end of period	16,049,352	16,049,352

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

($ in thousands, except share and per share amounts)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$2,410	$2,025
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in)/provided by operating activities:
Net accretion of discounts on investments	(305)	(339)
Net realized loss on investments	7,133	577
Amortization of deferred debt issuance costs and discounts on notes payable	122	90
Net change in unrealized (gain)/loss on investments	(6,296)	2,312
Payment-in-kind interest	(239)	(938)
Purchases of investments	(57,170)	(35,811)
Paydowns of investments	20,292	34,758
Sales of investments	9,699	1,395
Changes in operating assets and liabilities:
Increase in due from counterparties	(74)	(378)
Decrease in due from affiliates	—	509
(Increase)/decrease in accrued interest receivable	(476)	41
Decrease/(increase) in other assets	(84)	267
Decrease in due to counterparties	(19,157)	(1,921)
Increase in payables to affiliates	1,921	1,474
Decrease in accrued interest payable	(1,471)	(262)
Increase/(decrease) in accrued expenses and other payables	47	(204)
Net cash (used in)/provided by operating activities	(43,648)	3,595

Cash flows from financing activities
Distributions paid to stockholders	(3,691)	(4,494)
Payments for financing costs	—	(247)
Net proceeds from senior secured revolving note	32,500	(8,000)
Proceeds from Garrison SBIC borrowings	—	10,200
Net cash provided by/(used in) financing activities	28,809	(2,541)

Net (decrease)/increase in cash and restricted cash	(14,839)	1,054
Cash and restricted cash at beginning of period	45,722	19,516
Cash and restricted cash at end of period	$30,883	$20,570

Supplemental disclosure of cash flow information
Cash paid for interest expense	$5,076	$2,956
Supplemental disclosure of non-cash activities
Restructuring of portfolio investment	$—	$4,112

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

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

March 31, 2019

2. Significant Accounting Policies and Recent Updates  – (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of GARS and its subsidiaries. The accounts of the subsidiaries are prepared using consistent accounting policies and as of the same reporting period as GARS. Under ASC Topic 946, the Company is generally precluded from consolidating any entity other than another investment company. Accordingly, the Company consolidates any investment company when it owns 100% of its equity units or 100% of the economic equity interest. ASC Topic 946 also provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries.

As a result, as of March 31, 2019 GARS has consolidated the results of Garrison Funding 2018-2 Ltd. (“GF 2018-2” formerly, Garrison Funding 2016-2 Ltd.), Garrison Funding 2018-2 LLC (formerly Garrison Funding 2016-2 LLC), Garrison Capital SBIC LP (“Garrison SBIC”), Garrison Capital PL Holdings LLC, GIG Rooster Holdings I LLC and a series of limited liability companies that GARS created primarily to provide specific tax treatment for the minority equity and other investments held in these limited liability companies.

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

Cash and Cash Equivalents

As of March 31, 2019 and December 31, 2018, cash held in designated bank accounts with Deutsche Bank Trust Company Americas (the “Custodian”) was $3.6 million and $6.0 million, respectively. Cash held in designated bank accounts with other major financial institutions was $0.1 million and $0.1 million as of March 31, 2019 and December 31, 2018, respectively. At times, these balances may exceed federally insured limits and this potentially subjects the Company to a concentration of credit risk. The Company believes it is not exposed to any significant credit risk associated with the Custodian.

The Company defines cash equivalents as highly liquid financial instruments with original maturities of three months or less, including those held in overnight sweep bank deposit accounts. As of both March 31, 2019 and December 31, 2018, the Company held no cash equivalents.

Cash and Cash Equivalents, Restricted

Restricted cash as of March 31, 2019 and December 31, 2018 included cash of $27.2 million and $39.5 million, respectively, held by GF 2018-2 and Garrison SBIC in designated bank accounts with the Custodian. The CLOs, as defined in Note 4, are required to use a portion of their cash to pay interest expense, reduce borrowings at the end of the investment period and to pay other amounts in accordance with the terms of the indenture governing the CLOs. Cash held with Garrison SBIC is typically restricted to eligible SBIC investments and the payment of U.S. Small Business Administration (“SBA”) debentures and interest expense.  As a result, funds held by GF 2018-2 and Garrison SBIC are not available for general use by the Company.

As of both March 31, 2019 and December 31, 2018, the Company held no restricted cash equivalents.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

2. Significant Accounting Policies and Recent Updates  – (continued)

Revenue Recognition

In general, we generate revenue that primarily consists of interest income, fee income, dividend income and gains and losses on our investments.

Interest income: Interest income is comprised of cash interest, PIK interest, original issue discounts or premiums as well as any loan origination, facility and commitment fees.  Cash and PIK interest income is accrued based on the outstanding principal amount and interest terms outlined in the respective contractual agreement that governs that investment. The Company accrues interest income if it expects that it ultimately will be able to collect such income. Loan origination fees and any original issue or purchase discounts or premiums received by the Company are initially capitalized, deferred and reduce or increase the cost basis of the investment and subsequently accreted into interest income over the stated term of the loan.

Similarly, commitment fees are based upon the undrawn portion committed by the Company and are accrued over the life of the loan. Upon the prepayment of a loan or debt security, any unamortized fees, discounts or premiums are recorded into income.

Fee and dividend income: Fee income is generally comprised of amendment, forbearance, prepayment, syndication, structuring, diligence, consulting and possible fees for providing managerial assistance to a portfolio company and may be received in the form of cash or PIK. Amendment and forbearance fees are generally received in connection with loan amendments or waivers and are recognized upon completion of the amendments or waivers, generally when such fees are receivable. We record prepayment premiums on loans and debt securities into income when we receive such amounts.

In addition, we may receive structuring, diligence fees, consulting and managerial assistance fees for periodically providing services to a portfolio or third party company. These fees are recognized when such services have been completed and the fees are generally receivable. Any such fee income received is recorded and classified as other income and included in investment income on the consolidated statements of operations. As these fees are generally paid and recognized in connection with specific loan event or the performance of a service, there may be significant fluctuations from period to period in the amount and size of such fees, and they are typically non-recurring in nature.

In addition, the Company may receive periodic dividends or distributions from our preferred or equity investments. Such amounts are recorded and classified as other income.  Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected.  Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

To the extent distributions are received from a limited liability company or limited partnership investment, we will evaluate the distribution to determine if it should be recorded as income or return of capital. Generally, we will not record such distributions as income unless there is sufficient accumulated tax-basis earnings and profits prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

Investment gains and losses: Realized gains and losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to any previously recognized unrealized changes in the investments’ fair value. Current period changes in the fair value of our investments, which are measured at fair value, are recognized and recorded as a component of the net change in unrealized gain / (loss) on investments on the consolidated statement of operations. Both realized and unrealized gains and losses are recorded using the specific identification method.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

2. Significant Accounting Policies and Recent Updates  – (continued)

Non-accrual loans: The Company accrues interest income based on the contractual interest terms of its investments if it expects that it will ultimately be able to collect it. Generally, when management believes that the issuer of the loan will not be able to service the loan, the Investment Adviser will place the loan on non-accrual status and the Company will cease recognizing interest income on that loan. However, the Company remains contractually entitled to this interest. The Company may restore an investment to accrual status when past due principal and interest payments are made or if the interest income is otherwise deemed to be collectible by the Investment Adviser.  The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2019, the Company had two investments on non-accrual status.  As of December 31, 2018, the Company had one investment on non-accrual status.

Investments, at Fair Value

The Company records its investment transactions on a trade date basis, which is the date when management has determined that all material legal terms have been contractually defined for the transactions. These transactions could possibly settle on a subsequent date depending on the transaction type. Any amounts related to purchase, sale and principal paydowns that have traded but not settled are reflected as either a due to or due from counterparty on our consolidated statement of financial condition. All related revenue and expenses attributable to these transactions are reflected on the consolidated statements of operations commencing on the trade date unless otherwise specified by the transaction documents.

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

March 31, 2019

2. Significant Accounting Policies and Recent Updates  – (continued)

Valuation Techniques

The following is a description of the various valuation techniques the Company utilizes when valuing its investments.

Bid quotations: Certain of the Company’s debt investments are publicly traded instruments for which quoted market prices are not readily available. The fair value of these investments may be determined based on bid quotations from unaffiliated market makers or independent third-party pricing services or the price activity of comparable instruments. The Company will generally supplement the bid quotations for these investments by also performing a comparable yield approach outlined below.

Comparable yield approach: This valuation technique determines the fair value of an investment by assessing the expected market yield of other debt investments with similar credit structures, leverage statistics, interest rates and time to maturity. The Company generally uses this approach for its debt investments that have not been deemed to be credit-impaired and where a market rate of recovery is expected.

Market comparable companies: This valuation technique determines the total enterprise value of a company by assessing the expected multiple that a market participant would apply to that company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue or other collateral that secures the investment. These valuation multiples are typically determined based on reviewing market comparable transactions or other comparable publicly traded companies, if any. The resulting enterprise value will dictate whether or not the Company’s debt investment has adequate enterprise value coverage. In instances where the enterprise value is inadequate, the market comparable companies approach may be used to estimate a recovery value for our credit-impaired debt investments and the fair value of our equity investments.  With respect to equity investments, when an external event, such as a purchase transaction, public offering or subsequent sale of equity occurs, the pricing indicated by that external event will be utilized to corroborate our valuation.

Discounted cash flows: This valuation technique determines the fair value of an investment by projecting the expected cash flows based on contractual terms calculating the present value of such cash flows as of the valuation date using a discount rate.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

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

•

The Board discusses valuations and determines, within the meaning of the 1940 Act, the fair value of each investment in the Company’s portfolio for which market quotations are not readily available in good faith.

As noted above, the Board has retained several independent valuation firms to review the valuation of each portfolio investment that does not have a readily available market quotation at least once during each 12-month period provided, the Board reserves the right to have any investment within the portfolio valued by an independent valuation firm to the extent it determines such a valuation was warranted.  To the extent a security is reviewed in a particular quarter, it is reviewed and valued by only one service provider.

However, the Board does not, and does not intend to have investments independently reviewed that (1) have closed within the two most recent quarters or (2) are de minimis investments that are less than 0.5% of the Company’s total assets (up to an aggregate of 10.0% of the Company’s total assets).

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

March 31, 2019

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

3. Investments

As of March 31, 2019, we held 119 investments in 99 portfolio companies with a fair value of $480.9 million.  As of December 31, 2018, we held 118 investments across 93 portfolio companies with a fair value of $454.0 million.

The composition of the Company’s portfolio by industry at fair value as of March 31, 2019 and December 31, 2018 was as follows:

	Fair Value of Investments
Industry ($ in thousands)	As of March 31, 2019		As of December 31, 2018
Internet Software and Services	$84,367	17.5%	$74,301	16.4%
Healthcare Equipment and Services	43,818	9.1	52,721	11.6
Commercial Services and Supplies	35,428	7.4	35,498	7.8
Household Products and Durables	32,286	6.7	32,664	7.2
Textiles, Apparel and Luxury Goods	26,882	5.6	25,390	5.6
Food Products	25,429	5.3	17,729	3.9
Diversified Telecommunication Services	23,818	5.0	24,405	5.4
Auto Components	23,523	4.9	23,940	5.3
Hotels, Restaurants and Leisure	19,435	4.0	26,550	5.8
Leisure Products	18,580	3.9	16,491	3.6
Diversified Financial Services	14,066	2.9	13,824	3.0
Electrical Equipment	13,935	2.9	13,951	3.1
Transportation Services	13,586	2.8	9,753	2.1
Chemicals	11,026	2.3	12,569	2.8
Construction and Engineering	10,997	2.3	9,611	2.1
Building Products	9,571	2.0	7,834	1.7
Pharmaceuticals	9,472	2.0	9,485	2.1
Energy Equipment and Services	9,334	1.9	2,695	0.6
Air Freight and Logistics	8,922	1.9	2,404	0.5
Trading Companies and Distributors	8,387	1.7	7,560	1.7
Aerospace and Defense	6,941	1.4	6,914	1.5
Professional Services	6,667	1.4	1,847	0.4
Retailing	6,654	1.4	6,651	1.5
Containers and Packaging	4,582	1.0	4,512	1.0
Technology Hardware, Storage and Peripherals	3,779	0.8	4,150	0.9
Media	3,116	0.6	4,159	0.9
Semiconductors and Semiconductor Equipment	2,572	0.5	2,550	0.6
Metals and Mining	2,180	0.5	2,189	0.5
Oil, Gas and Consumable Fuels	1,510	0.3	1,630	0.4
	$480,863	100.0%	$453,977	100.0%

Refer to the consolidated schedules of investments for a detailed disaggregation of the Company’s investments by industry.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

3. Investments – (continued)

The following tables summarize the valuation of the Company’s investments measured at fair value based on the fair value hierarchy, as detailed in Note 2, as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Investments(1)	$—	$—	$472,414	$472,414
Equity Investments⁽²⁾	—	—	8,449	8,449
	$—	$—	$480,863	$480,863

(1)   Included in senior secured loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.

(2)   Includes preferred and common equity investments.

	As of December 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Investments(1)	$—	$—	$445,393	$445,393
Equity Investments⁽²⁾	—	—	8,352	8,352
Financial Assets	—	—	232	232
	$—	$—	$453,977	$453,977

(1)   Included in senior secured loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.

(2)   Includes preferred and common equity investments.

The net change in unrealized gain/(loss) attributable to the Company’s Level 3 assets for the three months ended March 31, 2019 and March 31, 2018 included in the net change in unrealized gain/(loss) on investments in the Company’s consolidated statements of operations was $6.3 million and $2.3 million, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

3. Investments – (continued)

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
	Senior Secured	Equity	Financial
($ in thousands)	Investments	Investments⁽¹⁾	Assets	Total
Fair value, beginning of period	$445,393	$8,352	$232	$453,977
Total net realized and unrealized (loss)/gain on investments⁽²⁾	(943)	97	9	(837)
Total net accretion of discounts on investments	305	—	—	305
Purchases/issuances(3)	57,409	—	—	57,409
Sales	(9,699)	—	—	(9,699)
Paydowns(3)	(20,051)	—	(241)	(20,292)
Fair value, end of period	$472,414	$8,449	$—	$480,863

(1)	Includes preferred and common equity investments.
(2)	Net change in unrealized loss on investments attributable to our Level 3 assets still held at March 31, 2019 totaled $0.7 million, consisting of the following:

Senior Secured Investments of $0.8 million, offset by unrealized gains on Equity Investments of $0.1 million.

(3)	There were no non-cash restructuring or transfers of investments between levels for the three months ended March 31, 2019.

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
	Senior Secured	Equity	Financial
($ in thousands)	Investments	Investments⁽¹⁾	Assets	Total
Fair value, beginning of period	$387,480	$5,224	$2,026	$394,730
Total net realized and unrealized (loss) on investments⁽²⁾	(2,881)	—	(8)	(2,889)
Total net accretion of discounts on investments	339	—	—	339
Purchases/issuances(3)	32,637	4,112	—	36,749
Sales	(1,395)	—	—	(1,395)
Paydowns(3)	(34,198)	—	(559)	(34,757)
Fair value, end of period	$381,982	$9,336	$1,459	$392,777

(1)	Includes preferred and common equity investments.
(2)

Net change in unrealized loss on investments attributable to our Level 3 assets still held at March 31, 2018 totaled $2.8 million, consisting of the following: Senior Secured Investments of $2.9 million, offset by unrealized gains on Financial Assets of $0.1 million.

(3)	Includes non-cash restructurings of portfolio investments of $4.1 million. There were no transfers of investments between levels for the three months ended March 31, 2018.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

3. Investments – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at March 31, 2019:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range				Weighted
($ in thousands)	March 31, 2019	Technique	Input	Low		High		Average
Senior Secured Investments⁽¹⁾	$472,414	Comparable yield approach	Market rate⁽²⁾	6.5%		20.8%		9.4%
		Market comparable companies	EBITDA multiple	2.0	x	14.0	x	8.1	x

Equity Investments(3)	8,449	Market comparable companies	EBITDA multiple	6.5	x	9.0	x	8.9	x
			Origination fees multiple	3.5	x	3.5	x	3.5	x
		Discounted cash flows	Recovery Rate	43.9%		43.9%		43.9%
			Discount rate	10.0%		15.0%		13.9%

Total	$480,863

(1)	Includes $6.8 million of first-lien debt investments which were valued by performing a liquidation analysis of the underlying assets which serve as collateral for those loans.
(2)

Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

(3)	Includes preferred and common equity.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

3. Investments – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at December 31, 2018:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at	Valuation	Unobservable	Range				Weighted
($ in thousands)	December 31, 2018	Technique	Input	Low		High		Average
Senior Secured Investments	$445,393	Comparable yield approach	Market rate⁽¹⁾	6.5%		38.1%		10.0%
		Market comparable companies	EBITDA multiple(2)	2.0	x	17.3	x	7.5	x

Equity Investments(3)	8,352	Market comparable companies	EBITDA multiple	6.5	x	9.0	x	8.9	x
			Origination fees multiple	3.4	x	3.4	x	3.4	x
		Discounted cash flows	Recovery Rate	43.9%		43.9%		43.9%
			Discount rate	10.0%		15.0%		13.9%
Financial Assets(4)	232	Discounted cash flows	Recovery Rate	94.8%		94.8%		94.8%
Total	$453,977

(1)

Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

(2)

Excludes non-operating portfolio companies, which we define as those loans collateralized by proved developed producing (“PDP”) value, real estate or other hard assets. PDPs are proven revenues that can be produced with existing wells. As of December 31, 2018, non-operating portfolio companies with an aggregate of $7.7 million of par value and $7.7 million of fair value were excluded.

(3)	Includes preferred and common equity.
(4)	See Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 for detail on the underlying loans.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

3. Investments – (continued)

Unobservable inputs used in the fair value measurement of the Company’s investments include bid quotations obtained from independent third party services (“consensus pricing”), multiples of market comparable companies, and relative comparable yields. Significant decreases (increases) in consensus pricing or market comparables could result in lower (higher) fair value measurements. Significant increases (decreases) in comparable yields could result in lower (higher) fair value measurements. Generally, a change in the assumption used for relative comparable yields is accompanied by a directionally opposite change in the assumptions used for pricing.

The terms of our Debt Investments may include provisions that require us to extend additional credit or provide funding to a borrower for any unfunded portion of such Debt Investments at the request of the borrower. This exposes us to potential future liabilities that are not reflected on the consolidated statements of financial condition. As of March 31, 2019 and December 31, 2018, the Company had $5.2 million and $7.6 million of unfunded commitments, respectively.

4. Financing

The table below provides details, including maturity dates, the weighted average interest rates and the weighted average effective interest rates, inclusive of the effects of deferred debt issuance costs, of the Company’s outstanding debt as of March 31, 2019:

March 31, 2019 ($ in thousands)	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate	Effective Interest Rate	Rating(1)	Stated Maturity(4)
2018-2 CLO Secured Notes:
Class A-1R-R Notes	$40,500	$40,500	LIBOR + 1.58%(2)	4.35%	AAA(sf)	11/20/2029
Class A-1T-R Notes	168,661	170,400	LIBOR + 1.58%	4.34%	AAA(sf)	11/20/2029
Class A-2-R Notes	54,619	55,100	LIBOR + 2.45%	5.20%	AA (sf)	11/20/2029
Class B-R Notes	17,913	18,250	LIBOR + 3.17%	5.93%	A (sf)	11/20/2029
Subtotals / weighted averages	281,693	284,250	4.49%	4.61%		11/20/2029
Garrison SBIC Borrowings:
SBIC 2018-10 A	22,291	23,000	3.53%(3)	3.95%	N/A	3/1/2028
SBIC 2017-10 A	6,791	6,980	3.47%(3)	3.87%	N/A	3/1/2027
SBIC 2016-10 B	3,233	3,320	2.79%(3)	3.19%	N/A	9/1/2026
SBIC 2016-10 A	12,390	12,700	3.25%(3)	3.65%	N/A	3/1/2026
SBIC 2015-10 B	13,682	14,000	3.57%(3)	3.97%	N/A	9/1/2025
Subtotals / weighted averages	58,387	60,000	3.43%	3.84%		12/16/2026

Totals / weighted averages	$340,080	$344,250	4.31%	4.48%		5/22/2029

(1)

Represents ratings from each of S&P and DBRS for the Class A-1R-R Notes and the Class A-1T-R Notes and S&P ratings for the Class A-2-R Notes and Class B-R Notes as of the closing of GF 2018-2’s $420.0 million collateralized loan obligation (the “2018-2 CLO”) on October 18, 2018.

(2)	Interest may be indexed to either the CP Rate (as defined in the governing indenture) or 3 month USD LIBOR.
(3)	Represents the stated interest rate and annual charge of our debentures guaranteed by the SBA.
(4)

The indenture governing the 2018-2 CLO permits the repricing or refinancing of the secured notes issued as part of the 2018-2 CLO after November 20, 2022, which may result in the actual maturity of the existing notes occurring prior to their stated maturity.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

4. Financing  – (continued)

The table below provides details of our outstanding debt as of December 31, 2018:

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

(1)

Represents ratings from each of S&P and DBRS for the Class A-1R-R Notes and the Class A-1T-R Notes and S&P ratings for the Class A-2-R Notes and Class B-R Notes as of the closing of the 2018-2 CLO on October 18, 2018.

(2)	Interest may be indexed to either the CP Rate (as defined in the governing indenture) or 3 month USD LIBOR.
(3)	Represents the stated interest rate and annual charge of our debentures guaranteed by the SBA.
(4)

The indenture governing the 2018-2 CLO permits the repricing or refinancing of the secured notes issued as part of the 2018-2 CLO after November 20, 2022, which may result in the actual maturity of the existing notes occurring prior to their stated maturity.

In accordance with the 1940 Act, with certain limited exceptions, prior to August 15, 2018 the Company was allowed to borrow up to amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing excluding the SBA-guaranteed debentures of Garrison SBIC per the Company’s exemptive relief from the Securities and Exchange Commission (the “SEC”). On August 14, 2018, the Company’s stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act to the Company.  Thus, effective August 15, 2018, the asset coverage requirements applicable to the Company under the 1940 Act were reduced to 150%. As of March 31, 2019 and December 31, 2018, the Company’s asset coverage for borrowed amounts was 159.0% and 167.1%, respectively.  As of March 31, 2019 and December 31, 2018, the Company’s total leverage capacity of the Class A-1R-R Notes under the 2018-2 CLO was $9.5 million and $42.0 million, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

4. Financing  – (continued)

Collateralized Loan Obligation Financings

On October 18, 2018, the Company completed the $420.0 million 2018-2 CLO. The notes offered in the 2018-2 CLO, collectively referred to as the “2018-2 Notes” and individually defined above in the table, were issued by GF 2018-2 (the “Issuer”) and Garrison Funding 2018-2 LLC (together with the Issuer, the “Co-Issuers”) and are backed by a diversified portfolio of primarily senior secured loans.  The proceeds of the 2018-2 CLO were utilized, along with cash on hand, to refinance notes issued under the 2016-2 CLO (as defined below). The Company also retained $108.00 million of subordinated notes (the “2018-2 Subordinated Notes”) that were issued in the transaction and that are entitled to receive distributions to the extent funds are available for such purpose. As a result of the Company retaining the 2018-2 Subordinated Notes, it consolidates the accounts of the Co-Issuers into its financial statements. As a result of this consolidation, the amounts outstanding under the 2018-2 CLO are treated as the Company’s indebtedness. The Company also initially retained $18.3 million of the Class B-R Notes. The 2018-2 Notes are scheduled to mature on November 20, 2029, however the 2018-2 Notes may be redeemed by the Co-Issuers on any business day after November 20, 2022. On or before July 18, 2019, $25.0 million of the aggregate $50.0 million Class A-1R-R Notes outstanding will convert to term notes with the remaining $25.0 million converting on or before November 20, 2022. The indenture governing the 2018-2 Notes provides that, to the extent cash is available from cash collections, the holders of the 2018-2 Notes are to receive quarterly interest payments on the 20th day or, if not a business day, the next succeeding business day of February, May, August and November of each year until the stated maturity.

On September 29, 2016, the Company completed a $300.0 million collateralized loan obligation (the “2016-2 CLO”).  The notes offered in the 2016-2 CLO, collectively referred to as the “2016-2 Notes”, were issued by the Co-Issuers through a private placement. The proceeds of which were utilized, along with cash on hand, to refinance notes issued under a previous collateralized loan obligation. The Company retained all of the subordinated notes issued as part of the 2016-2 CLO. The 2016-2 Notes were refinanced by the 2018-2 CLO.  The 2018-2 CLO and the 2016-2 CLO are collectively referred to as the “CLOs”.

As noted above, subject to the asset coverage limitations applicable to the Company under the 1940 Act, the Company had $9.5 million and $42.0 million of available leverage capacity in the Class A-1R-R Notes under the 2018-2 CLO of March 31, 2019 and December 31, 2018, respectively. The fair value of the 2018-2 Notes approximated their carrying value on the consolidated statements of financial condition as of March 31, 2019 and December 31, 2018.

Collateralized Loan Obligation Financing Covenants

Under the documents governing the 2018-2 CLO, there were two coverage tests applicable to the Secured Notes as of March 31, 2019 and December 31, 2018. The first test compared the amount of interest received on the collateral loans held by GF 2018-2 to the amount of interest payable on the Secured Notes under the 2018-2 CLO in respect of the amounts drawn and certain expenses. To meet this first test, at any time, the aggregate amount of interest received on the collateral loans must equal, after the payment of certain fees and expenses, at least 135.0% of the aggregate amount of interest payable on the Class A-1R-R Notes, the Class A-1T-R Notes and the Class A-2-R Notes (collectively the Class A-R Notes), 125.0% of the interest payable on the Class A-R Notes and Class B-R Notes, taken together.

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

March 31, 2019

4. Financing  – (continued)

Collateralized Loan Obligation Financing Covenants (continued)

If the coverage tests are not satisfied with respect to a quarterly payment date, the 2018-2 CLO will be required to apply available amounts to the repayment of interest on and principal of the 2018-2 Notes to the extent necessary to satisfy the applicable coverage tests and, as a result, there may be reduced funds available for GF 2018-2 to make additional investments or to make distributions on the 2018-2 Notes held by the Company. Additionally, compliance was measured on each day collateral loans are purchased, originated or sold and in connection with monthly reporting to the note holders.

Furthermore, if under the second coverage test the aggregated principal amount of the collateral loans equaled 125.0% or less of the aggregate outstanding principal amount on the Class A-1R-R and Class A-1T-R Notes, taken together remained so for ten business days, an event of default would be deemed to have occurred. As of March 31, 2019 and December 31, 2018, the trustee for the 2018-2 CLO has asserted that all of the coverage tests were met.

Garrison SBIC Borrowings

On May 29, 2014, Garrison SBIC, which has an investment objective substantially similar to GARS, was formed in accordance with small business investment company (“SBIC”) regulations. Garrison SBIC received a license from the SBA on May 26, 2015. The SBIC license allows Garrison SBIC to obtain SBA-guaranteed debentures in an amount equal to twice its equity capitalization up to $175.0 million of leverage, subject to the issuance of a capital commitments by the SBA and other customary procedures. Since receiving its SBIC license, the SBA has issued Garrison SBIC with two commitment letters to provide an aggregate $70.0 million of SBA debentures.

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

As of March 31, 2019, Garrison SBIC had regulatory capital of $34.7 million and total SBIC borrowings outstanding of $60.0 million. The fair value of the SBIC borrowings approximated the carrying value on the consolidated statements of financial condition as of March 31, 2019 and December 31, 2018. As of March 31, 2019, the Company had $10.0 million of available SBIC leverage capacity.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

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

As of both March 31, 2019 and December 31, 2018, the Company’s debt issuance costs and original issue discounts were generally incurred as a result of the CLOs and the Company’s SBIC borrowings. The CLO’s costs typically represent structuring and facility fees, rating agency fees and other legal costs incurred. The costs associated with SBIC borrowings consist of a 1.00% fee on the total commitments received and a 2.00% leverage fee, 0.375% underwriting fee and a 0.05% administrative fee on any SBA borrowings that are drawn.

As of March 31, 2019, $4.3 million of deferred debt issuance costs and discounts on our notes payable remained on our consolidated statements of financial condition.  These costs were comprised of $2.6 million related to the 2018-2 CLO and $1.7 million related to the borrowings of Garrison SBIC. As of December 31, 2018, $4.4 million of deferred debt issuance costs and discounts on our notes payable remained on our consolidated statements of financial condition.  These costs were comprised of $2.6 million related to the 2018-2 CLO and $1.8 million related to the borrowings of Garrison SBIC. For both the three months ended March 31, 2019 and 2018, interest expense on our consolidated statements of operations included $0.1 million of amortization related to the debt issuance costs and original issue discounts on our liabilities.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

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

GARS entered into an investment advisory agreement with the Investment Adviser (as amended and/or restated from time to time, the “Investment Advisory Agreement”), which entitles the Investment Adviser to a management fee and an incentive fee. As of March 31, 2019, the Investment Advisory Agreement had been most recently amended and restated on August 14, 2018.

As further disclosed in Note 11, subsequent to quarter-end, the Investment Advisory Agreement was amended effective as of January 1, 2019 to reduce the “catch up” provision associated with the income-based component of the incentive fee from 100% to 50%. In addition, the Incentive Fee Cap and Deferral Mechanism (as defined below) was amended to restrict the payment of deferred incentive fees in excess of the sum of cumulative realized capital gains, cumulative realized capital losses, cumulative unrealized capital depreciation and cumulative unrealized capital appreciation during the applicable Incentive Fee Look-back Period (as defined below).  There were no other changes made to the fee structure of the Investment Advisory Agreement. Refer to the Income-based incentive fees and the Incentive Fee Cap and Deferral Mechanism sections below and Note 11 for additional details on the amendment.

Management Fee

Under the Investment Advisory Agreement, beginning August 14, 2018, the management fee payable to the Adviser is calculated at an annual rate of 1.50% of the Company's average gross assets, excluding cash or cash equivalents but including assets purchased with borrowed funds, at the end of each of the two most recently completed calendar quarters; provided, however, the management fee is calculated at an annual rate of 1.00% of the average value of the Company’s gross assets, excluding cash or cash equivalents but including assets purchased with borrowed funds, that exceeds the product of (i) 200% and (ii) the Company’s average net assets at the end of each of the two most recently completed calendar quarters.  For the avoidance of doubt, the 200% is calculated in accordance with the asset coverage limitation as defined in the 1940 Act and gives effect to the Company’s exemptive relief with respect to our SBIC debentures.

From May 3, 2017 until August 13, 2018, the management fee was calculated at an annual rate of 1.50% of the Company’s gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds, and was payable quarterly in arrears.

For the three months ended March 31, 2019 and 2018, the Company incurred aggregate management fee expenses of $1.6 million and $1.5 million, respectively. As of March 31, 2019 and December 31, 2018, the management fees in the amounts of $1.6 million and $0.1 million, respectively, were recorded as payable and included in management fee payable on our consolidated statements of financial condition.

Under the Investment Advisory Agreement, the Investment Adviser is entitled to an incentive fee consisting of two components and a cap and deferral mechanism. The first component is income-based and payable quarterly in arrears while the second component is capital gains-based and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date). The components are independent of each other, and certain instances may result in one component being payable even if the other is not.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

5. Related Party Transactions and Other Agreements – (continued)

Income-based incentive fees

The first component, which is income-based and payable quarterly in arrears, equals 20.00% of the amount, if any, that the Company’s pre-incentive fee net investment income exceeds a 1.75% quarterly (7.00% annualized) hurdle rate (the “Hurdle Rate”), subject to a “catch-up” provision, measured at the end of each calendar quarter.

Effective January 1, 2019, the operation of the first component of the incentive fee under the Investment Advisory Agreement for each quarter is as follows:

•

no incentive fee is payable to the Investment Adviser in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the Hurdle Rate of 1.75% (7.00% annualized);

•

50% of the Company’s pre-incentive fee net investment income, if any, that exceeds the 1.75% Hurdle Rate but is less than 2.9167% in any calendar quarter (11.67% annualized) is payable to the Investment Adviser. This portion of the Company’s income-based incentive fee component is referred to as the “catch-up” provision; and

•	20% of the Company’s pre-incentive fee net investment income, if any, that exceeds 2.9167% in any calendar quarter (11.67% annualized) is payable to the Investment Adviser.

Prior to January 1, 2019, the operation of the first component of the incentive fee under the Investment Advisory Agreement for each quarter was as follows:

•

no incentive fee was payable to the Investment Adviser for any calendar quarter in which the Company’s pre-incentive fee net investment income did not exceed the Hurdle Rate of 1.75% (7.00% annualized);

•

100% of the Company’s pre-incentive fee net investment income, if any, that exceeds the 1.75% Hurdle Rate but was less than 2.1875% in any calendar quarter (8.75% annualized) would have been payable to the Investment Adviser; and

•	20% of the Company’s pre-incentive fee net investment income, if any, that exceeded 2.1875% in any calendar quarter (8.75% annualized) would have been payable to the Investment Adviser.

The effect of the catch-up provision is that, if the Company earns pre-incentive fee net investment income in any quarter in excess of 2.1875% and 2.9167%, as applicable, the Investment Adviser would receive 20% of such pre-incentive fee net investment income as if the Hurdle Rate did not apply.

The portion of such income-based incentive fee that is attributable to deferred interest (such as PIK interest) will be paid to the Investment Adviser, together with any other interest accrued on the loan from the date of deferral to the date of payment, only if and to the extent the Company actually receives such interest in cash. Furthermore, any accrual that is attributable to deferred interest will be reversed if and to the extent such interest is reversed in connection with any write-off of the investment giving rise to any deferred interest accrual. Any reversal of such deferred interest amounts would reduce net income for the quarter by the net amount of the reversal, after taking into account the incentive fees associated with the deferred interest amount also being reversed. Such a write-off would result in a reduction and possible elimination of the incentive fees for such quarter. For the avoidance of doubt, no incentive fee will be paid to the Investment Adviser on amounts accrued and not received in cash with respect to deferred interest.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

5. Related Party Transactions and Other Agreements – (continued)

Capital gains-based incentive fees

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

In addition, under U.S. GAAP, we are required to accrue capital gains incentive fees, based upon the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital gain and loss on investments held at the end of each period. If such amount is positive at the end of a period, then the Company will record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, no accrual will be recorded for such period. There were no capital gains incentive fees accrued for the three months ending March 31, 2019 and 2018.

The Investment Advisory Agreement does not permit unrealized capital gains for purposes of calculating the amount payable to the Investment Adviser. Amounts due related to unrealized capital gains, if any, will not be paid to the Investment Adviser until realized under the terms of the Investment Advisory Agreement (as described above).

Incentive Fee Cap and Deferral Mechanism

We have structured the calculation of the incentive fees to include a fee limitation (the “Incentive Fee Cap and Deferral Mechanism”) such that no incentive fee will be paid to our Investment Adviser for any fiscal quarter if, after such payment, the cumulative incentive fees paid to our Investment Adviser for the period that includes such fiscal quarter and the 11 full preceding fiscal quarters (the “Incentive Fee Look-back Period”) would exceed 20.00% of our Cumulative Pre-Incentive Fee Net Return during the applicable Incentive Fee Look-back Period (the “Incentive Fee Cap”). To the extent that the payment of incentive fees is limited by the Incentive Fee Cap, the payment of such fees is deferred and paid in subsequent quarters up to three years after their date of deferment, subject to applicable limitations included in the Investment Advisory Agreement.  However, beginning January 1, 2019, no deferred incentive fees will be paid to the Investment Adviser in an amount in excess of the sum of cumulative realized capital gains, cumulative realized capital losses, cumulative unrealized capital depreciation and cumulative unrealized capital appreciation during the applicable Incentive Fee Look-back Period. The “Cumulative Pre-Incentive Fee Net Return” is defined as the sum of (1) pre-incentive fee net investment income, (2) cumulative realized capital gains/(losses), and (3) cumulative unrealized capital gains/(losses) for the Incentive Fee Look-back Period.

Realized and unrealized capital gains and losses and pre-incentive net investment income earned during the three months ended March 31, 2019 will cease to impact the Incentive Fee Cap and Deferral Mechanism after March 31, 2022.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

5. Related Party Transactions and Other Agreements – (continued)

As of March 31, 2019, the Company’s Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period was $6.0 million. As a result, due to the Incentive Fee Cap and Deferral Mechanism (and subject to the applicable limitations set forth in the Investment Advisory Agreement ), the Incentive Fee Cap as of March 31, 2019 was $1.2 million (i.e. 20% of the Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period).

As of March 31, 2019, the Investment Adviser had calculated an aggregate of $10.4 million of income-based incentive fees since April 1, 2016, of which $0.5 million is recorded as incentive fee payable on the consolidated statement of financial condition.  As a result and to the extent unrealized capital losses incurred as of March 31, 2019 are reversed or cease to impact the Incentive Fee Cap within the applicable Incentive Fee Look-back Period, such that cumulative realized capital gains and cumulative unrealized capital appreciation exceed cumulative realized capital losses and cumulative unrealized capital depreciation during the applicable Incentive Fee Look-back Period, the Investment Adviser may be able to recoup up to $9.9 million of income-based incentive fees which are currently deferred under the Incentive Fee Cap.

The following table provides a breakdown of our incentive fees for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended
Incentive Fees ($ in thousands)	March 31, 2019	March 31, 2018
Income-based incentive fees	$289	$983
Capital gains-based incentive fees	—	—
Incentive fees subject to cap & deferral mechanism(1)	—	(983)
Total incentive fees	$289	$—

(1)

The Cumulative Pre-Incentive Fee Net Return for the Incentive Fee Look-back Period ending March 31, 2018 was negative due to realized and unrealized capital losses incurred, and therefore all income-based payments were subject to the Incentive Fee Cap and Deferral Mechanism.

As of March 31, 2019 and December 31, 2018, there was $0.5 million and $0.3 million of incentive fees earned that were recorded as payable on the consolidated statements of financial condition, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

5. Related Party Transactions and Other Agreements – (continued)

Administration Agreement

GARS entered into an administration agreement, which was effective as of October 9, 2012 (the “Administration Agreement”), with GARS Administrator. Under the Administration Agreement, the GARS Administrator provides the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as the GARS Administrator, subject to review by the Board, from time to time determines to be necessary or useful to perform its obligations under the Administration Agreement. The GARS Administrator is responsible for the financial and other records that the Company is required to maintain and prepares reports to stockholders, and reports and other materials filed with the SEC. The GARS Administrator provides on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance. No managerial assistance was provided to any portfolio companies during the three months ended March 31, 2019 and March 31, 2018.

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

Administrator charges were $0.4 million and $0.3 million for the three months ended March 31, 2019 and March 31, 2018, respectively. No charges were waived by the GARS Administrator for the three months ended March 31, 2019 and March 31, 2018. As of March 31, 2019, $0.1 million of administration fees were payable to the GARS Administrator. No administration fees were payable to the GARS Administrator as of December 31, 2018.

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

For both the three months ended March 31, 2019 and March 31, 2018, independent directors earned Directors’ Fees of $0.1 million, respectively. No Directors’ Fees were payable as of March 31, 2019 and December 31, 2018.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

5. Related Party Transactions and Other Agreements – (continued)

Affiliated Stockholders

As of both March 31, 2019 and December 31, 2018, Garrison Capital Fairchild I Ltd., Garrison Capital Fairchild II Ltd. and Garrison Capital Adviser Holdings MM LLC owned an aggregate of 789,910, or 4.9%, of the total outstanding shares of GARS common stock. As of March 31, 2019, the officers and directors of the Company owned an aggregate of approximately 298,000, or 1.9%, of the total outstanding shares of GARS common stock.  As of December 31, 2018, the officers and directors of the Company owned an aggregate of approximately 239,000, or 1.5%, of the total outstanding shares of GARS common stock.

Other Agreements

Garrison Loan Agency Services LLC acts as the administrative and collateral agent for certain loans held by the Company. No fees were paid by the Company to Garrison Loan Agency Services LLC during the three months ended March 31, 2019 and March 31, 2018.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

6. Financial Highlights

The following table represents financial highlights for the Company for the three months ended March 31, 2019 and March 31, 2018:

Per share data ($ in thousands, except share and per share amounts)	March 31, 2019	March 31, 2018
Net asset value per common share at beginning of period	$10.52	$11.69
Increase in net assets from operations:
Net investment income	0.20	0.31
Net realized loss on investments	(0.44)	(0.04)
Net unrealized gain/(loss) on investments	0.39	(0.14)
Net increase in net assets resulting from operations	0.15	0.13
Stockholder transactions
Distributions from net investment income	(0.23)	(0.28)
Total stockholder transactions	(0.23)	(0.28)
Net asset value per common share at end of period	$10.44	$11.54

Per share market value at beginning of period	$6.43	$8.11
Per share market value at end of period	$7.18	$8.12
Total book return(1)	1.43%	1.11%
Total market return(2)	15.24%	3.55%
Common shares outstanding at beginning of period	16,049,352	16,049,352
Common shares outstanding at end of period	16,049,352	16,049,352
Weighted average common shares outstanding	16,049,352	16,049,352
Net assets at beginning of period	$168,912	$187,658
Net assets at end of period	$167,631	$185,189
Average net assets(3)	$169,163	$188,231
Ratio of net expenses to average net assets	16.51%	11.28%
Ratio of net investment income to average net assets	7.67%	10.44%
Ratio of portfolio turnover to average investments at fair value(4)	6.42%	9.06%
Asset coverage ratio(5)	158.97%	203.63%
Average outstanding debt(6)	$334,688	$235,566
Average debt per common share	$20.85	$14.68

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
(5)

Effective as of August 15, 2018, in accordance with the 1940 Act, the Company is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to August 15, 2018, the Company was allowed to borrow amounts such that its asset coverage was at least 200% after such borrowing. Based on the exemptive relief received from the SEC in 2015, Garrison SBIC’s SBA guaranteed debentures are excluded from the Company’s asset coverage test calculation.

(6)	Calculated based on monthly average debt outstanding.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

7. Earnings per Share

The following table sets forth the computation of the net increase/(decrease) in net assets per share resulting from operations, pursuant to FASB ASC 260, Earnings per Share, for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended
($ in thousands, except per share data)	March 31, 2019	March 31, 2018
Net increase in net assets resulting from operations	$2,410	$2,025
Basic weighted average common shares outstanding	16,049,352	16,049,352
Basic earnings per share	$0.15	$0.13

8. Stockholders’ Equity

Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table reflects the cash distributions declared on common stock for the three months ended March 31, 2019 and March 31, 2018:

Record Dates ($ in thousands except per share data)	Date Declared	Payment Date	Distribution Declared	Distribution Declared per Share
Three Months Ended March 31, 2019
March 22, 2019	March 5, 2019	March 29, 2019	3,691	0.23
			$3,691	$0.23

Record Dates ($ in thousands except per share data)	Date Declared	Payment Date	Distribution Declared	Distribution Declared per Share
Three Months Ended March 31, 2018
March 23, 2018	February 28, 2018	March 29, 2018	4,494	0.28
			$4,494	$0.28

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

Dividend Reinvestment Plan

The Company adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if the Board declares a cash dividend or other distribution, then our stockholders who have not ‘opted out’ of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, which may be newly issued shares or shares acquired by American Stock Transfer & Trust Company, LLC (“AST”), the transfer and dividend paying agent and registrar to GARS, through open-market purchases, rather than receiving the cash distribution. As of March 31, 2019 and December 31, 2018, no new shares were issued pursuant to the dividend reinvestment plan.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

9. Commitments and Contingencies

The Company had outstanding commitments to fund investments totaling $5.2 million and $7.6 million under various undrawn revolvers and other credit facilities as of March 31, 2019 and December 31, 2018, respectively.

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

The following table shows the Non-Control/Affiliate activity for the three months ended March 31, 2019.

	Three Months Ended March 31, 2019
Portfolio Company ($ in thousands)	Fair value at December 31, 2018	Purchases (cost)	Sales (cost)	Transfer in/ (out) (cost)	Net unrealized losses	Fair value at March 31, 2019	Net realized losses	Interest and fee income	Dividend income
Non-control/affiliate investments
Cochon – MWS Holdings LLC (fka Rooster Energy Ltd.)	$1,630	$—	$—	$—	$(120)	$1,510	$—	$—	$—
Total non-control/affiliate investments	$1,630	$—	$—	$—	$(120)	$1,510	$—	$—	$—

The following table shows the Non-Control/Affiliate activity for the three months ended March 31, 2018.

	Three Months Ended March 31, 2018
Portfolio Company ($ in thousands)	Fair value at December 31, 2017	Purchases (cost)	Sales (cost)	Transfer in/ (out) (cost)	Net unrealized losses	Fair value at March 31, 2018	Net realized losses	Interest and fee income		Dividend income
Non-control/affiliate investments
Cochon – MWS Holdings LLC (fka Rooster Energy Ltd.)	$—	$4,112	$—	$—	$—	$4,112	$—		$—	$—
Total non-control/affiliate investments	$—	$4,112	$—	$—	$—	$4,112	$—	$		$—

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2019

11. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these financial statements. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On May 6, 2019, the Company entered into the sixth amended and restated investment advisory agreement (the “Sixth Amended and Restated Investment Advisory Agreement”) with the Investment Adviser. The Sixth Amended and Restated Investment Advisory Agreement, which is effective as of January 1, 2019, (i) reduced the “catch up” provision associated with the income-based component of the incentive fee from 100.00% to 50.00% (which had the effect of increasing the pre-incentive fee net investment income as a percent of net asset value required for the Investment Adviser to earn the full 20% income based incentive fee from 2.1875% per quarter (8.75% annualized) to 2.9167% per quarter (11.67% annualized) and (ii) restricted the payment of deferred incentive fees in excess of the sum of cumulative realized capital gains, cumulative realized capital losses, cumulative unrealized capital depreciation and cumulative unrealized capital appreciation during the applicable Incentive Fee Look-back Period.

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

Recent Developments

On May 6, 2019, the Company entered into the sixth amended and restated investment advisory agreement (the “Sixth Amended and Restated Investment Advisory Agreement”) with the Investment Adviser. The Sixth Amended and Restated Investment Advisory Agreement, which is effective as of January 1, 2019, (i) reduced the “catch up” provision associated with the income-based component of the incentive fee from 100.00% to 50.00% (which had the effect of increasing the pre-incentive fee net investment income as a percentage of net asset value required for the Investment Adviser to earn the full 20% income-based incentive fee from 2.1875% per quarter (8.75% annualized) to 2.9167% per quarter (11.67% annualized) and (ii) restricted the payment of deferred incentive fees in excess of the sum of cumulative realized capital gains, cumulative realized capital losses, cumulative unrealized capital depreciation and cumulative unrealized capital appreciation during the applicable look-back period for the incentive fee cap and deferral mechanism.

On April 30, 2019, our board of directors, or the Board, declared a distribution in the amount of $3.7 million, or $0.23 a share, which will be paid on June 21, 2019 to stockholders of record as of June 7, 2019.

Revenues

In general, we generate revenue in the form of interest earned on the debt investments that we hold and capital gains and distributions, if any, to a lesser extent, on the equity interests or warrants held in portfolio companies. Our debt investments, whether in the form of senior secured, unitranche or mezzanine loans, typically have a term of up to six that ranges from three to seven years and may generally bears interest at a fixed or floating rate. Interest is generally payable monthly or quarterly, and in some cases, loans may have contain a payment-in-kind (“PIK”) feature.

We also earn fee income which is generally comprised of amendment, forbearance, prepayment, syndication, structuring, diligence, consulting and possible fees for providing managerial assistance to a portfolio company. Amendment and forbearance fees are generally received in connection with loan amendments or waivers and are recognized upon completion of the amendments or waivers, generally when such fees are receivable. We record prepayment premiums on loans and debt securities into income when we receive such amounts.

In addition, we may receive structuring, diligence fees, consulting and managerial assistance fees for periodically providing services to a portfolio or third party company. These fees are recognized when such services have been completed and the fees are generally receivable. Any such fee income received is recorded and classified as other income and included in investment income on the consolidated statements of operations. As these fees are generally paid and recognized in connection with specific loan event or the performance of a service, there may be significant fluctuations from period to period in the amount and size of such fee and they are typically non-recurring in nature.

In addition, the Company may receive periodic dividends or distributions from our preferred or equity investments. Such amounts are recorded and classified as other income.  Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected.  Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

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

Consolidated Results of Operations

The results of operations described below may not be indicative of the results we report in future periods. Net income can vary substantially from period to period for various reasons, including the recognition of realized gains and losses and unrealized gains and losses. As a result, quarterly comparisons of net investment income may not be meaningful.

Consolidated operating results for the three months ended March 31, 2019 and March 31, 2018 are as follows:

	Three Months Ended
($ in thousands, except per share data)	March 31, 2019	March 31, 2018	Three Months Variance
Total investment income	$10,229	$10,221	$8
Total expenses	6,982	5,307	1,675
Net investment income	3,247	4,914	(1,667)
Net realized loss on investments	(7,133)	(577)	(6,556)
Net change in unrealized gain/(loss) on investments	6,296	(2,312)	8,608
Net increase in net assets resulting from operations	2,410	2,025	385

Net investment income per common share	0.20	0.31	(0.11)
Net realized/unrealized loss on investments per share	(0.05)	(0.18)	0.13
Basic earnings per share	0.15	0.13	0.02
Dividends and distributions declared per common share	0.23	0.28	(0.05)
Net asset value per share	10.44	11.54	(1.10)

Net Investment Income

Net investment income for the three months ended March 31, 2019 and March 31, 2018 was $3.2 million and $4.9 million, respectively. As described below under “Investment Income” and “Expenses”, net investment income decreased by $1.7 million for the three months ended March 31, 2019 from the three months ended March 31, 2018.

Investment Income

Investment income for both the three months ended March 31, 2019 and March 31, 2018 was $10.2 million.  Interest income increased by $0.4 million for the three months ended March 31, 2019 from the three months ended March 31, 2018 largely driven by an increase in the average portfolio size which was partially offset by a decrease in the weighted–average yield on the portfolio. The increase in interest income was offset by a of $0.4 million decrease in other income earned during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.  This decrease was due to lower prepayment and amendment fees earned during the three months ended March 31, 2019.

Expenses

Total expenses for the three months ended March 31, 2019 and March 31, 2018 were $6.9 million and $5.3 million, respectively.

The following table summarizes our expenses for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended		Three Months
($ in thousands)	March 31, 2019	March 31, 2018	Variance
Interest expense	$3,727	$2,554	$1,173
Management fee	1,623	1,492	131
Incentive fees	289	—	289
Professional fees	398	294	104
Directors' fees	82	77	5
Administrator expenses	371	298	73
Other expenses	492	592	(100)
Total expenses	$6,982	$5,307	$1,675

Interest expense increased $1.2 million for the three months ended March 31, 2019 from the three months ended March 31, 2018 due to higher debt balances resulting from the upsizing our collateralized loan obligation vehicle in the fourth quarter of 2018.

Management fees increased by $0.1 million for the three months ended March 31, 2019 from the three months ended March 31, 2018, primarily due to higher average gross assets during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Incentive fees increased by $0.3 million for the three months ended March 31, 2019 from the three months ended March 31, 2018, as a result of incurring an incentive fee expense for the three months ended March 31, 2019 whereas no such expense was incurred for the three months ended March 31, 2018 as a result of being subject to the deferral under the Incentive Fee Cap and Deferral Mechanism.

Professional fees increased by $0.1 million for the three months ended March 31, 2019 from the three months ended March 31, 2018, primarily due to higher audit related fees.

Other expenses decreased by $0.1 million for the three months ended March 31, 2019 from the three months ended March 31, 2018, primarily due to lower transaction-related expenses incurred during the three months ended March 31, 2019.

Net Realized Loss on Investments

There were net losses on investments of $7.1 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively.

The net realized loss on investments for the three months ended March 31, 2019 was primarily comprised of a $6.9 million loss incurred upon the sale of our investment in Profusion Industries, LLC.

The net realized loss on investments for the three months ended March 31, 2018 was primarily driven by a $0.9 million loss in connection with the restructuring of our investment in Rooster Energy Ltd. This was offset by $0.3 million of realized gains from repayments and sales of other portfolio investments.

Net Change in Unrealized (Loss)/Gain on Investments

For the three months ended March 31, 2019, the net change in unrealized gain on investments was $6.3 million as compared to the net change in unrealized loss on investments of $2.3 million for three months ended March 31, 2018.

The net change in unrealized gain on investments for the three months ended March 31, 2019 of $6.3 million was primarily comprised of the $6.9 million reversal of a previous recorded unrealized loss as a result of the sale of our investment in Profusion Industries, LLC and $0.4 million of net positive market-related adjustments driven by the rebound in market spreads during the three months ended March 31, 2019.  These unrealized gains were offset by a $1.0 million negative credit-related mark down on our investment in Emtec Global Services Holdings, LLC and Confluence Outdoors, LLC.

The net change in unrealized loss for the three months ended March 31, 2018 was driven primarily by $4.0 million of negative credit related adjustments on Profusion Industries, LLC.  This was offset by a $0.9 million reversal of an unrealized loss in connection with the restructuring of our investment in Rooster Energy Ltd. and $0.8 million of positive market-related fair value adjustments primarily on our syndicated loan investments.

Net Increase/(Decrease) in Net Assets Resulting from Operations

We had a net asset value per common share outstanding on March 31, 2019 and December 31, 2018 of $10.44 and $10.52, respectively.

Based on basic weighted average shares outstanding of 16,049,352, the net increase in net assets from operations per share for the three months ended March 31, 2019 was $0.15 per share. This increase was driven by net investment income of $0.21 per share offset by net realized and unrealized losses of $0.05 per share incurred during the three months ended March 31, 2019.

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

As of March 31, 2019 and December 31, 2018, we had cash of $3.7 million and $6.2 million, respectively. Also, as of March 31, 2019 and December 31, 2018, we had restricted cash of $27.2 million and $39.5 million, respectively.

Our primary liquidity needs includes providing capital to middle market portfolio companies, distributing our earnings to the holders of our common stock, servicing interest and principal payments on our various debt financing facilities and paying the fees and other operating expenses we incur as a publicly-traded, externally managed business development company. We believe that our existing cash and cash equivalents, available borrowings on our debt facilities and any cash received in the form of principal or interest payments from our investment portfolio as of March 31, 2019 would be sufficient to fund our anticipated liquidity needs through at least March 31, 2020.  In addition, we may, from time to time, amend or refinance our leverage facilities and borrowings, in order to, among other things, modify covenants or the interest rates payable and extend the reinvestment period or maturity date. However, our ability to access capital is subject to market conditions which may result in either capital not being available, or it may be available but only on unfavorable terms. To the extent we are not able to raise additional capital, or otherwise generate sufficient liquidity or are at or near target leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under the Investment Adviser’s allocation policy.

On March 5, 2019 the Board approved a distribution in the amount of $3.7 million, or $0.23 a share, which was paid on March 29, 2019 to stockholders of record as of March 22, 2019.

During the three months ended March 31, 2019, cash and restricted cash decreased by $14.8 million as a result of net cash used in operating activities of $43.6 million, offset by net cash provided by financing activities in the amount of $28.8 million.

During the three months ended March 31, 2019, cash used in operating activities was mainly driven by the purchase of new investments totaling $57.2 million and the payment for investments that were previously purchased but had not yet settled of $19.2 million. These were offset by repayments and sales of investments in the amount of $30.0 million. Net cash provided by financing activities primarily came from resulted from the receipt of net borrowing proceeds from the senior secured revolving notes under our $420.0 million collateralized loan obligation that closed on October 18, 2018, or the 2018-2 CLO, in the amount of $32.5 million, offset by $3.7 million of cash distributions paid to our stockholders.

During the three months ended March 31, 2018, cash and restricted cash increased by $1.1 million as a result of net cash provided by operating activities of $3.6 million, offset by net cash used in financing activities in the amount of $2.5 million.

During the three months ended March 31, 2018, cash provided by operating activities resulted mainly from repayments and sales of investments in the amount of $36.2 million and net realized and unrealized loss on investments in the amount of $2.9 million, offset by purchases of investments in the amount of $35.8 million. Net cash used in financing activities resulted from cash distributions in the amount of $4.5 million and repayment of the senior secured revolving notes of our $300.0 million collateralized loan obligation that closed on September 29, 2016, or the 2016-2 CLO, in the amount of $8.0 million, offset by proceeds from the issuance of Small Business Administration-guaranteed debentures by Garrison Capital SBIC LP, or Garrison SBIC, in the amount of $10.2 million.

As of March 31, 2019 and December 31, 2018, we had $5.2 million and $7.6 million, respectively, of unfunded commitments. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of, respectively, subject to the terms of each loan’s respective credit agreement.

Subject to leverage and borrowing base restrictions, as of March 31, 2019, we had approximately $9.5 million available for additional borrowings under the 2018-2 CLO and $10.0 million of available SBIC leverage. As of December 31, 2018, we had approximately $42.0 million available for additional borrowings under the 2018-2 CLO and $10.0 million of available SBIC leverage subject to leverage and borrowing base restrictions. As of both March 31, 2019 and December 31, 2018, we retained all of the subordinated notes and $18.3 million of the Class B-R Notes under the 2018-2 CLO. The $18.3 million of Class B-R Notes remain available for us to sell in order to generate additional liquidity to the extent we determine market conditions would be favorable.

Portfolio Composition and Select Portfolio Information

As of March 31, 2019, we held investments in 99 portfolio companies with a fair value of $480.9 million. As of March 31, 2019, our portfolio had an average investment size of approximately $4.6 million and a weighted average contractual maturity of 53 months.

The following table shows select information of our portfolio for the periods from March 31, 2019 to March 31, 2018.

($ in millions, % based on fair value, unless otherwise noted)*	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Portfolio Summary:
Total portfolio, at fair value	$480.9	$454.0	$383.0	$401.9	$392.8
Total number of portfolio companies	99	93	77	71	62
Total number of investments	119	118	98	92	82
Average size of debt investments	$4.6	$4.6	$4.6	$5.2	$5.7
Weighted average price of debt investments	97.0	95.7	97.2	97.8	98.1

Portfolio Yields:(1)
Weighted average yield on debt investments at amortized cost(2)	8.9%	9.1%	9.2%	9.5%	10.0%
Weighted average yield on debt investments at fair value(2)	9.4%	10.2%	9.6%	9.7%	10.0%
Weighted average yield on total portfolio at amortized cost	8.4%	8.5%	8.7%	9.1%	9.5%
Weighted average yield on total portfolio at fair value	9.1%	9.9%	9.1%	9.3%	9.5%

Portfolio Structure:
First lien senior secured debt investments	98.4%	98.3%	97.6%	97.9%	97.2%
Equity and other investments	1.6%	1.7%	2.4%	2.1%	2.8%
Floating rate debt investments	99.8%	99.7%	99.6%	99.5%	99.4%
Fixed rate debt investments	0.2%	0.3%	0.4%	0.5%	0.6%

Portfolio Sourcing:
Originated(3)	24.8%	25.3%	29.9%	34.9%	46.4%
Club(4)	41.3%	37.8%	35.0%	32.2%	27.0%
Purchased(5)	33.8%	36.9%	35.1%	32.9%	26.6%

Portfolio Credit Quality:
Performing debt investments	97.1%	99.5%	99.3%	98.8%	98.8%
Non-accrual debt investments	2.9%	0.5%	0.7%	1.2%	1.2%
Weighted average debt/EBITDA of our portfolio companies(2)(6)	3.9	x	3.8	x	3.7	x	3.7	x	3.8	x
Weighted average risk rating of our debt investments	2.4	2.4	2.3	2.3	2.3

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

(2)	Calculation excludes consumer loan portfolio investment, unfunded revolvers, debt investments placed on non-accrual and equity investments.
(3)	Originated positions include investments where we have sourced and led the execution of the deal.
(4)	Club positions include debt investments with a total tranche size less than $250.0 million where we provide direct lending to a borrower with a small number of other lenders but do not lead the deal.
(5)	Purchased positions include debt investments with a total tranche size greater than $250.0 million that was sourced from a bank loan syndication or the secondary market.
(6)	Includes first-lien debt investments which were valued by performing a liquidation analysis of the underlying assets which serve as collateral for those loans.
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

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2019 and December 31, 2018, we had $5.2 million and $7.6 million of outstanding commitments to fund such investments, respectively.

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

The following table shows the distribution of our investments on the 1 to 4 investment risk scale at fair value, excluding our interest in consumer loan portfolio and equity investments, as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019		As of December 31, 2018
($ in thousands)	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Risk Rating 1	$3,116	0.7%	$26,431	5.9%
Risk Rating 2	301,667	63.8	260,914	58.6
Risk Rating 3	154,031	32.6	147,463	33.1
Risk Rating 4	13,600	2.9	10,585	2.4
	$472,414	100.0%	$445,393	100.0%

The weighted average risk rating of the portfolio was 2.4 as of both March 31, 2019 and December 31, 2018.

 Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2019 is as follows:

	Payments Due by Period
($ in thousands)	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
2018-2 CLO	$—	$—	$—	$284,250	$284,250
SBIC Borrowings	—	—	—	60,000	60,000
Total contractual obligations	$—	$—	$—	$344,250	$344,250

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•

We are party to the Investment Advisory Agreement with the Investment Adviser, under which our Investment Adviser is responsible for sourcing potential investments, conducting research and diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.

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

•

In connection with the 2018-2 CLO, we retained the Investment Adviser to furnish collateral management sub-management services to us pursuant to a sub-collateral management agreement. The Investment Adviser does not receive a fee for providing such services.

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

Principles of Consolidation

The consolidated financial statements include the accounts of GARS and its subsidiaries. The accounts of the subsidiaries are prepared using consistent accounting policies and as of the same reporting period as GARS. Under ASC Topic 946, Financial Services – Investment Companies, or ASC Topic 946, the Company is generally precluded from consolidating any entity other than another investment company. Accordingly, the Company consolidates any investment company when it owns 100% of its equity units or 100% of the economic equity interest. ASC Topic 946 also provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries.

As a result, we have consolidated the results of Garrison Funding 2018-2 Ltd., Garrison Funding 2018-2 LLC, Garrison SBIC, Garrison Capital PL Holdings LLC, GIG Rooster Holdings I LLC and a series of limited liability companies that GARS created primarily to provide specific tax treatment for the minority equity and other investments held in these limited liability companies.

Revenue Recognition

In general, we generate revenue that primarily consists of interest income, fee income, dividend income and gains and losses on our investments.

Interest income: Interest income is comprised of cash interest, PIK interest, original issue discounts or premiums as well as any loan origination, facility and commitment fees.  Cash and PIK interest income is accrued based on the outstanding principal amount and interest terms outlined in the respective contractual agreement that governs that investment. The Company accrues interest income if it expects that it ultimately will be able to collect such income. Loan origination fees and any original issue or purchase discounts or premiums received by the Company are initially capitalized, deferred and reduce or increase the cost basis of the investment and subsequently accreted into interest income over the stated term of the loan.

Similarly, commitment fees are based upon the undrawn portion committed by the Company and are accrued over the life of the loan. Upon the prepayment of a loan or debt security, any unamortized fees, discounts or premiums are recorded into income.

Fee and dividend income: Fee income is generally comprised of amendment, forbearance, prepayment, syndication, structuring, diligence, consulting and possible fees for providing managerial assistance to a portfolio company and may be received in the form of cash or PIK. Amendment and forbearance fees are generally received in connection with loan amendments or waivers and are recognized upon completion of the amendments or waivers, generally when such fees are receivable. We record prepayment premiums on loans and debt securities into income when we receive such amounts.

In addition, we may receive structuring, diligence fees, consulting and managerial assistance fees for periodically providing services to a portfolio or third party company. These fees are recognized when such services have been completed and the fees are generally receivable. Any such fee income received is recorded and classified as other income and included in investment income on the consolidated statements of operations. As these fees are generally paid and recognized in connection with specific loan event or the performance of a service, there may be significant fluctuations from period to period in the amount and size of such fee and they are typically non-recurring in nature.

In addition, the Company may receive periodic dividends or distributions from our preferred or equity investments. Such amounts are recorded and classified as other income.  Dividend income on preferred equity securities is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected.  Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

To the extent distributions are received from a limited liability company or limited partnership investment, we will evaluate the distribution to determine if it should be recorded as income or return of capital. Generally, we will not record such distributions as income unless there is sufficient accumulated tax-basis earnings and profits prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

Investment gains and losses: Realized gains and losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to any previously recognized unrealized changes in the investments’ fair value. Current period changes in the fair value of our investments, which are measured at fair value, are recognized and recorded as a component of the net change in unrealized gain / (loss) on investments on the consolidated statement of operations. Both realized and unrealized gains and losses are recorded using the specific identification method.

Non-accrual loans: The Company accrues interest income based on the contractual interest terms of its investments if it expects that it will ultimately be able to collect it. Generally, when management believes that the issuer of the loan will not be able to service the loan, the Investment Adviser will place the loan on non-accrual status and the Company will cease recognizing interest income on that loan. However, the Company remains contractually entitled to this interest.  The Company may restore an investment to accrual status when past due principal and interest payments are made or if the interest income is otherwise deemed to be collectible by the Investment Adviser. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2019, the Company had two investments on non-accrual status. As of December 31, 2018, the Company had one investment on non-accrual status.

Investments, at Fair Value

The Company records its investment transactions on a trade date basis, which is the date when management has determined that all material legal terms have been contractually defined for the transactions. These transactions could possibly settle on a subsequent date depending on the transaction type. Any amounts related to purchase, sale and principal paydowns that have traded but not settled are reflected as either a due to or due from counterparty on our consolidated statement of financial condition. All related revenue and expenses attributable to these transactions are reflected on the consolidated statements of operations commencing on the trade date unless otherwise specified by the transaction documents.

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

Valuation Techniques

The following is a description of the various valuation techniques the Company utilizes when valuing its investments.

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

Valuation Process

The Board is responsible for determining, within the meaning of the 1940 Act, in good faith the fair value of the Company’s assets for which market quotations are not readily available using a documented valuation policy and consistently applied valuation process. The valuation process is a multi-step process conducted at the end of each fiscal quarter as described below:

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

•

The Board discusses valuations and determines, within the meaning of the 1940 Act, the fair value of each investment in the Company’s portfolio for which market quotations are not readily available in good faith.

As noted above, our board of directors has retained several independent valuation firms to review the valuation of each portfolio investment that does not have a readily available market quotation at least once during each 12-month period provided, the board of directors reserves the right to have any investment within the portfolio valued by an independent valuation firm to the extent it determines such a valuation was warranted. To the extent a security is reviewed in a particular quarter, it is reviewed and valued by only one service provider. However, our board of directors does not, and does not intend to, have investments independently reviewed that (1) have closed within the two most recent quarters or (2) are de minimis investments of less than 0.5% of our total assets (up to an aggregate of 10.0% of our total assets).

Interest Expense

Interest expense is recorded on an accrual basis and is adjusted for amortization of deferred debt issuance costs and any original issue discount.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the period covered by our financial statements, the majority of the loans in our portfolio had floating interest rates, and we expect that our loans in the future will also have floating interest rates. As of March 31, 2019 and December 31, 2018, 99.8% and 99.7%, respectively, of the outstanding principal amount of our debt investments bore interest at floating rates. These loans usually have floating interest rates based on the London Interbank Offer Rate, or LIBOR, and typically have interest rate re-set provisions that adjust applicable LIBOR under such loans to current market rates on a regular basis. In addition, the 2018-2 CLO has a floating interest rate provision based on a cost of funds that approximates LIBOR and we expect that any other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited consolidated statement of financial condition as of March 31, 2019 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	(Decrease)/increase	(Decrease)/increase	Net (decrease)/increase
Change in interest rates ($ in thousands)	in interest income	in interest expense	in investment income
Down 50 basis points	$(2,337)	$(1,421)	$(916)
Down 25 basis points	(1,168)	(711)	(457)
Up 25 basis points	1,168	711	457
Up 50 basis points	2,345	1,421	924
Up 100 basis points	4,690	2,843	1,847
Up 200 basis points	9,379	5,685	3,694

Although management believes that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including indebtedness under the 2018-2 CLO, Garrison SBIC borrowings or additional borrowings, that could affect our net increase in net assets resulting from operations or net income. Accordingly, we cannot assure you that actual results would not differ materially from the statement above.

We may in the future hedge against currency and interest rate fluctuations by using standard hedging instruments such as futures, forward contracts, currency options and interest rate swaps, caps, collars and floors, including with respect to the obligations of the 2018-2 CLO, to the extent permitted under the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in currency exchange and interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates. We and our Investment Adviser have not hedged any of the obligations of the 2018-2 CLO.

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

Item 1A: Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors set forth below as well as in “Part 1. Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 5, 2019, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

EXHIBIT INDEX

Number	Description

10.1

Sixth Amended and Restated Investment Advisory Agreement by and between the Registrant and Garrison Capital Advisers LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on May 7, 2019).

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
99.1

Garrison Capital PL Holdings LLC Schedule of Investments as of December 31, 2018 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00878), filed on March 5, 2019).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Garrison Capital Inc.

Dated: May 7, 2019	By	/s/ Joseph Tansey

Joseph Tansey
Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2019	By	/s/ Daniel Hahn

Daniel Hahn
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Dated: May 7, 2019	By	/s/ Brian Chase

Brian Chase
Chief Operating Officer and Director