Form 10-Q
period 2019-06-30
Garrison Capital Inc.
filed 2019-08-09
CIK 1509892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

As of August 6, 2019 the Registrant had 16,049,352 shares of common stock, $0.001 par value, outstanding.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Financial Condition

($ in thousands, except share and per share amounts)

Part I. Financial Information

Item 1. Financial Statements

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Cash	$853	$6,191
Restricted cash	29,131	39,531
Due from counterparties	2,219	58
Investments, at fair value
Non-control/non-affiliate investments (amortized cost of $481,492 and $466,500, respectively)	474,016	452,347
Non-control/affiliate investments (amortized cost of $3,685 and $3,715, respectively)	1,480	1,630
Control/affiliate investments (amortized cost of $11,209 and $0, respectively)	11,209	—
Accrued interest receivable	3,312	2,585
Other assets	1,465	1,624
Total assets	$523,685	$503,966

Liabilities
Due to counterparties	$5,895	$23,390
Senior secured revolving note (Note 4)	47,500	8,000
Senior secured term notes (Note 4)	241,240	241,149
SBIC borrowings (Note 4)	58,432	58,343
Management fee payable (Note 5)	1,680	49
Incentive fee payable (Note 5)	620	271
Administrator fee payable (Note 5)	203	—
Accrued interest payable	2,169	3,040
Accrued expenses and other payables	613	812
Total liabilities	$358,352	$335,054

Commitments and contingencies (Note 9)

Net assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 16,758,779 shares issued and 16,049,352 shares outstanding as of both June 30, 2019 and December 31, 2018	$17	$17
Paid-in-capital in excess of par	249,124	249,124
Total distributable earnings/(loss)	(83,808)	(80,229)
Total net assets	165,333	168,912
Total liabilities and net assets	$523,685	$503,966

Shares of common stock outstanding	16,049,352	16,049,352
Net asset value per share	$10.30	$10.52

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2019 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Equity Investments
Building Products
Valterra Products Holdings, LLC, Class A LLC Units	N/A	N/A	N/A	N/A	185,847	$186	$784	0.47%
Valterra Products Holdings, LLC, Class B LLC Units	N/A	N/A	N/A	N/A	20,650	21	87	0.05
						207	871	0.52

Commercial Services and Supplies
Faraday Holdings, LLC, LLC Units	N/A	N/A	N/A	N/A	2,752	140	725	0.44
						140	725	0.44

Healthcare Equipment and Services
Juniper TGX Investment Partners, LLC, LLC Units	N/A	N/A	N/A	N/A	3,146	671	3,336	2.02
						671	3,336	2.02

Household Products and Durables
Oneida Group Inc., Common Stock	N/A	N/A	N/A	N/A	1,085,565	4,160	1,591	0.96
						4,160	1,591	0.96

Diversified Financial Services
Prosper Marketplace, Inc., Series B Preferred Stock⁽¹⁾⁽²⁾	N/A	N/A	N/A	N/A	912,865	551	640	0.39
						551	640	0.39

Total Equity Investments						$5,729	$7,163	4.33%

Debt Investments
Aerospace and Defense
Constellis Holdings, LLC, Term Loan*	2.58%	5.00%	7.58%	4/22/2024	3,347	$3,300	$2,510	1.52%
Novetta Solutions, Term Loan*	2.41%	5.00%	7.41%	10/17/2022	1,974	1,938	1,935	1.17
Vertex Aerospace Services Corp., Initial Term Loan*	2.40%	4.50%	6.90%	6/30/2025	1,811	1,803	1,815	1.10
						7,041	6,260	3.79

Air Freight and Logistics
Gruden Acquisition, Inc., Term Loan (First Lien)*	2.33%	5.50%	7.83%	8/18/2022	2,452	2,434	2,434	1.47
Kane is Able, Inc., Term Loan**	2.45%	7.00%	9.45%	3/13/2024	6,504	6,380	6,378	3.86
						8,814	8,812	5.33

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2019 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Debt Investments (continued)
Auto Components
BBB Industries LLC (GC EOS Buyer), Term Loan*	2.40%	4.50%	6.90%	8/1/2025	3,474	$3,466	$3,456	2.09%
Challenge Mfg. Company, LLC, Term Loan B*	2.41%	6.50%	8.91%	4/20/2022	7,677	7,621	7,638	4.62
Holley Purchaser, Inc., Term Loan*	2.58%	5.00%	7.58%	10/24/2025	6,587	6,493	6,389	3.86
Shipston Equity Holdings, LLC, Term Loan*⁽⁴⁾	2.60%	6.94%	9.54%	9/28/2023	5,847	5,797	5,796	3.51
Winter Park Intermediate, Inc. (Wheel Pros), Term Loan*	2.40%	4.75%	7.15%	4/4/2025	2,638	2,612	2,612	1.58
						25,989	25,891	15.66
Building Products
Global Integrated Flooring Systems Inc. (Camino Systems, Inc.), Term Loan**	2.44%	8.25%	10.69%	2/15/2023	6,991	6,890	6,432	3.89
Janus International Group, LLC, Tranche B-2 Term Loan*	2.40%	4.50%	6.90%	2/12/2025	2,227	2,195	2,227	1.35
						9,085	8,659	5.24

Chemicals
Aristech Surfaces LLC, Term Loan B*	2.50%	7.00%	9.50%	10/17/2019	8,860	8,851	8,674	5.25
						8,851	8,674	5.25

Commercial Services and Supplies
Del Mar Recovery Solutions, Inc., Term Loan**	2.33%	8.50%	10.83%	6/28/2021	7,653	7,600	7,653	4.63
DMT Solutions Global Corporation (Pitney Bowes), Term Loan*	2.50%	7.00%	9.50%	7/2/2024	6,928	6,756	6,634	4.01
Interior Logic Group, Term Loan*	2.33%	4.00%	6.33%	5/30/2025	6,478	6,451	6,373	3.85
Staples, Inc., 2019 Refinancing New Term B-1 Loan*	2.60%	5.00%	7.60%	4/16/2026	3,000	2,971	2,876	1.74
USAGM Holdco, LLC, Incremental Term Loan*	2.40%	4.25%	6.65%	7/28/2022	2,888	2,873	2,888	1.75
USAGM Holdco, LLC, Initial Term Loan (First Lien)*	2.40%	3.75%	6.15%	7/28/2022	987	980	987	0.60
VIP Cinema Holdings, Inc., Term Loan*	2.41%	6.00%	8.41%	3/1/2023	4,938	4,926	4,568	2.76
						32,557	31,979	19.34

Construction and Engineering
Brand Energy & Infrastructure Services, Inc., Term Loan*	2.54%	4.25%	6.79%	6/21/2024	1,988	1,920	1,919	1.16
GeoStabilization International, Term Loan*	2.33%	5.50%	7.83%	12/19/2025	3,340	3,309	3,332	2.02
QualTek USA, LLC, Term Loan*	2.58%	5.75%	8.33%	7/18/2025	5,885	5,785	5,731	3.47
						11,014	10,982	6.65

Containers and Packaging
Ball Metalpack Finco LLC, Term Loan*	2.52%	4.50%	7.02%	7/31/2025	546	543	537	0.32
Klockner Pentaplast of America, Inc., Term Loan*⁽¹⁾	2.40%	4.25%	6.65%	6/30/2022	4,606	4,491	4,070	2.46
						5,034	4,607	2.78

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2019 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Debt Investments (continued)
Diversified Financial Services
Acrisure, LLC, Term Loan*	2.52%	4.25%	6.77%	11/22/2023	1,489	$1,479	$1,480	0.90%
AIS Holdco, LLC, Term Loan*	2.58%	5.00%	7.58%	8/15/2025	2,664	2,652	2,584	1.56
Financial & Risk US Holdings, Inc. (Refinitiv), Term Loan*	2.40%	3.75%	6.15%	10/1/2025	2,194	2,189	2,126	1.29
Integrity Marketing Acquisition, LLC, Delayed Draw Term Loan*	2.33%	4.25%	6.58%	11/28/2025	740	740	736	0.45
Integrity Marketing Acquisition, LLC, Term Loan*	2.33%	4.25%	6.58%	11/28/2025	5,253	5,229	5,227	3.16
PlanMember Financial Corporation, Term Loan*⁽¹⁾	3.00%	5.00%	8.00%	6/21/2024	1,600	1,591	1,596	0.97
						13,880	13,749	8.33
Diversified Telecommunication Services
Fusion Connect, Inc., DIP Loan*⁽¹⁾⁽³⁾	2.42%	10.00%	12.42% PIK	10/7/2019	249	246	245	0.15
Fusion Connect, Inc., Bridge Loan*⁽¹⁾⁽³⁾	5.50%	9.00%	14.50% PIK	10/7/2019	249	242	238	0.14
Fusion Connect, Inc., Tranche B Term Loan (First Lien)*⁽¹⁾⁽³⁾	5.50%	6.50%	12.00% PIK	5/4/2023	7,574	7,355	6,503	3.93
KORE Wireless Group Inc., Term B Loan*	2.33%	5.50%	7.83%	12/20/2024	8,219	8,144	8,142	4.92
Onvoy, LLC, Term Loan*	2.33%	4.50%	6.83%	2/12/2024	2,969	2,962	2,627	1.59
U.S. Telepacific Corp., Term Loan B*	2.33%	5.00%	7.33%	5/2/2023	7,190	7,147	6,829	4.13
						26,096	24,584	14.86

Electrical Equipment
Electrical Components International, Inc., Term Loan*	2.33%	4.25%	6.58%	6/26/2025	4,962	4,945	4,516	2.73
Luminii LLC, Term Loan*	2.59%	6.25%	8.84%	4/11/2023	7,244	7,188	7,226	4.37
Verifone Systems, Inc., Term Loan*	2.52%	4.00%	6.52%	8/20/2025	1,990	1,990	1,925	1.16
						14,123	13,667	8.26

Energy Equipment and Services
BJ Services, LLC, Term Loan*	2.59%	7.00%	9.59%	1/3/2023	6,697	6,637	6,636	4.01
NGS US FinCo, LLC, Term Loan*	2.40%	4.25%	6.65%	10/1/2025	2,701	2,689	2,695	1.63
						9,326	9,331	5.64

Food Products
Gold Coast Bakeries, LLC, Revolver*	2.40%	5.75%	8.15%	9/27/2022	2,771	2,771	2,771	1.68
Gold Coast Bakeries, LLC, Term Loan**	2.40%	5.75%	8.15%	9/27/2022	9,379	9,303	8,441	5.11
Mother's Market & Kitchen, Inc, Term Loan**⁽⁴⁾	2.41%	6.03%	8.44%	7/26/2023	7,814	7,719	7,715	4.67
Quirch Foods Holdings, LLC, Initial Term Loan*	2.40%	6.00%	8.40%	12/19/2025	4,556	4,513	4,533	2.74
US Salt, LLC, Initial Term Loan*⁽¹⁾	2.40%	4.75%	7.15%	1/16/2026	1,336	1,323	1,334	0.81
						25,629	24,794	15.01

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2019 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Debt Investments (continued)
Healthcare Equipment and Services
AC Merger Sub, Inc. (Analogic), Term Loan*	2.40%	6.00%	8.40%	6/24/2024	8,518	$8,447	$8,444	5.11%
ActivStyle, Inc., Term Loan**	2.63%	7.50%	10.13%	7/9/2020	10,329	10,291	10,329	6.25
Community Care Health Network, LLC, Term Loan*	2.35%	4.75%	7.10%	2/18/2025	1,386	1,383	1,355	0.82
LifeScan Global Corp., Term Loan*	2.66%	6.00%	8.66%	10/1/2024	2,747	2,671	2,616	1.58
Maxor Acquisition, Inc., Term Loan*	2.33%	5.50%	7.83%	11/22/2023	8,899	8,834	8,830	5.34
SSC (Lux) Limited Sarl (Surgical Specialties), Term Loan*	2.55%	5.00%	7.55%	5/6/2025	4,408	4,365	4,363	2.64
Theragenics Corporation, Term Loan**	2.35%	8.00%	10.35%	5/31/2024	8,888	8,825	8,888	5.38
						44,816	44,825	27.12
Hotels, Restaurants and Leisure
Bravo Brio Restaurant Group, Inc., Term Loan*⁽⁴⁾	2.41%	6.74%	9.15%	5/24/2023	8,302	8,205	7,887	4.77
CircusTrix Holdings, LLC, Term Loan B*	2.40%	5.50%	7.90%	12/16/2021	5,955	5,917	5,915	3.58
HRI Holding Corp. (Houlihans Restaurants), Term Loan*	5.50%	7.25%	12.75%	12/17/2020	6,247	6,209	5,622	3.40
						20,331	19,424	11.75
Household Products and Durables
Brown Jordan International Inc., Term Loan*	2.35%	5.00%	7.35%	1/31/2023	5,728	5,701	5,413	3.27
Comfort Holding, LLC (Innocor, Inc.), Term Loan*	2.40%	4.75%	7.15%	2/5/2024	2,970	2,882	2,967	1.79
CR Brands, Inc., Term Loan⁽³⁾	2.44%	11.25%	13.69% PIK	7/10/2019	6,353	6,353	6,353	3.84
NBG Acquisition Inc., Term Loan*	2.33%	5.50%	7.83%	4/26/2024	5,714	5,656	5,442	3.29
University Furnishings, L.P., Term Loan***⁽⁴⁾	2.61%	9.33%	11.94%	10/13/2022	10,830	10,731	10,830	6.55
						31,323	31,005	18.74

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2019 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Debt Investments (continued)
Internet Software and Services
Aptos, Inc., Term Loan*	2.40%	5.50%	7.90%	7/23/2025	7,775	$7,708	$7,688	4.65%
BMC Software Finance, Inc., Term Loan*	2.33%	4.25%	6.58%	10/2/2025	2,985	2,962	2,832	1.71
ConvergeOne Holdings, Inc., Initial Term Loan (First Lien)*	2.40%	5.00%	7.40%	1/4/2026	2,201	2,117	2,088	1.26
Corel Corporation, Term Loan*⁽¹⁾	2.52%	5.00%	7.52%	6/4/2024	11,406	11,196	11,252	6.81
Emtec Global Services Holdings, LLC, Revolver⁽³⁾⁽⁵⁾	2.43%	16.25%	18.68% PIK	11/30/2020	497	455	361	0.22
Emtec Global Services Holdings, LLC, Term Loan**⁽³⁾⁽⁵⁾	2.43%	16.25%	18.68% PIK	11/30/2020	4,157	3,810	3,060	1.85
Exela Intermediate LLC, Term Loan*⁽¹⁾	2.35%	6.50%	8.85%	7/12/2023	5,755	5,687	4,892	2.96
HDC/HW Intermediate Holdings, LLC, Revolver*	2.33%	7.50%	9.83%	12/21/2023	232	232	228	0.14
HDC/HW Intermediate Holdings, LLC, Term Loan*	2.33%	7.50%	9.83%	12/21/2023	6,664	6,548	6,535	3.95
Intermedia Holdings, Inc., Term Loan*	2.40%	6.00%	8.40%	7/21/2025	2,737	2,717	2,737	1.66
LANDesk Group, Inc., Term Loan*	2.42%	4.25%	6.67%	1/22/2024	3,680	3,660	3,666	2.22
Lionbridge Technologies, Inc., Term Loan*	2.40%	5.50%	7.90%	2/28/2024	3,178	3,177	3,178	1.92
Newscycle Solutions, Inc., Delayed Draw Term Loan*	2.44%	7.00%	9.44%	12/29/2022	771	771	760	0.46
Newscycle Solutions, Inc., Revolver	2.40%	7.00%	9.40%	12/29/2022	439	438	432	0.26
Newscycle Solutions, Inc., Term Loan*	2.40%	7.00%	9.40%	12/29/2022	8,431	8,313	8,305	5.02
Orbit Purchaser LLC (Orion), Delayed Draw Term Loan*	2.69%	4.50%	7.19%	10/21/2024	758	752	752	0.45
Orbit Purchaser LLC (Orion), Incremental Term Loan*	2.69%	4.50%	7.19%	10/21/2024	1,567	1,553	1,553	0.94
Orbit Purchaser LLC (Orion), Term Loan*	2.55%	4.50%	7.05%	10/21/2024	2,594	2,571	2,570	1.55
Perforce Software, Inc., Term Loan*	2.43%	4.50%	6.93%	12/27/2024	5,344	5,319	5,321	3.22
Quest Software US Holdings Inc., Term Loan*	2.58%	4.25%	6.83%	5/16/2025	2,266	2,250	2,226	1.35
RA Outdoors LLC (Active Network), Term Loan*	2.40%	4.75%	7.15%	9/11/2024	7,843	7,783	7,780	4.71
Travelport Finance (Luxembourg) S.Ã r.l., Term Loan*⁽¹⁾	2.54%	5.00%	7.54%	5/29/2026	2,648	2,597	2,485	1.50
Vero Parent, Inc. (fka Syncsort Incorporated), Initial Term Loan (First Lien)*	2.40%	4.50%	6.90%	8/16/2024	4,853	4,796	4,805	2.91
						87,412	85,506	51.72
Leisure Products
Bass Pro Group, LLC, Initial Term Loan*	2.40%	5.00%	7.40%	9/25/2024	7,138	7,103	6,806	4.12
Playpower, Inc., Initial Term Loan*	2.40%	5.50%	7.90%	5/8/2026	5,289	5,238	5,296	3.20
						12,341	12,102	7.32

Media
Project Sunshine IV Pty Ltd, 2017 Incremental Term Loan*⁽¹⁾	2.40%	7.00%	9.40%	8/22/2022	2,340	2,318	2,328	1.41
						2,318	2,328	1.41

Metals and Mining
Alchemy US Holdco 1, LLC (Kymera), Term Loan*	2.41%	5.50%	7.91%	10/10/2025	2,177	2,148	2,156	1.30
						2,148	2,156	1.30

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2019 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Debt Investments (continued)
Pharmaceuticals
Akorn, Inc., Loan*⁽¹⁾⁽³⁾	2.44%	6.25% Cash + 0.75% PIK	8.69% Cash + 0.75% PIK	4/16/2021	2,002	$1,977	$1,872	1.13%
RiteDose Holdings I, Inc., Term Loan*	2.59%	6.50%	9.09%	9/13/2023	7,937	7,853	7,886	4.77
						9,830	9,758	5.90

Professional Services
Institutional Shareholder Services Inc., Initial Term Loan (First Lien)*	2.33%	4.50%	6.83%	3/5/2026	4,842	4,796	4,794	2.90
Signify Health, LLC (fka Chloe Ox Parent, LLC), Term Loan*	2.33%	4.50%	6.83%	12/23/2024	1,866	1,851	1,861	1.13
						6,647	6,655	4.03

Retail
Sundance Holdings Group, LLC, Term Loan*⁽⁴⁾	2.51%	6.48%	8.99%	5/1/2024	6,717	6,658	6,656	4.03
						6,658	6,656	4.03
Semiconductors and Semiconductor Equipment
Ultra Clean Holdings, Inc., Term Loan*⁽¹⁾	2.40%	4.50%	6.90%	8/27/2025	2,586	2,552	2,431	1.47
						2,552	2,431	1.47

Technology Hardware, Storage and Peripherals
Elo Touch Solutions, Inc., Term B Loan (First Lien)*	2.43%	6.50%	8.93%	12/15/2025	3,047	2,907	3,021	1.83
Table Top Media, LLC, Lease**	N/A	10.00%	10.00%	10/15/2019	255	254	255	0.15
						3,161	3,276	1.98
Textiles, Apparel and Luxury Goods
Centric Brands Inc., Term Loan*⁽¹⁾⁽⁴⁾	2.58%	6.00%	8.58%	10/27/2023	7,774	7,671	7,669	4.64
Champ Acquisition Corp., Initial Term Loan (First Lien)*⁽⁴⁾	2.33%	5.50%	7.83%	12/19/2025	3,110	3,024	3,071	1.86
Keeco Holdings, LLC, Term Loan*	2.39%	7.75%	10.14%	3/15/2024	5,747	5,682	5,682	3.44
Triangle Home Fashions, LLC, Term Loan**⁽⁴⁾	2.41%	6.88%	9.29%	3/9/2023	10,500	10,364	10,500	6.35
						26,741	26,922	16.29

Trading Companies and Distributors
Cook & Boardman Group LLC, The, Term Loan*	2.62%	5.75%	8.37%	10/17/2025	3,686	3,653	3,668	2.22
Sprint Industrial Holdings, LLC, Term Loan (First Lien)*⁽³⁾	2.33%	5.75% Cash + 1.00% PIK	8.08% Cash + 1.00% PIK	8/15/2019	4,722	4,721	4,722	2.86
						8,374	8,390	5.08

Transportation Services
Airxcel, Inc., Term Loan*	2.40%	4.50%	6.90%	4/28/2025	990	988	931	0.56
PS Holdco, LLC, Term Loan*	2.40%	4.75%	7.15%	3/13/2025	7,446	7,418	7,357	4.45
Sirva Worldwide, Term Loan*	2.45%	5.50%	7.95%	8/4/2025	5,372	5,313	5,207	3.15
						13,719	13,495	8.16

Total Debt Investments						$475,810	$466,918	282.44%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2019 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Unfunded Commitments
Building Products
Global Integrated Flooring Systems Inc. (Camino Systems, Inc.), Revolver	N/A	0.75%	0.75%	2/15/2023	43	$—	$—	—%
						—	—	—

Commercial Services and Supplies
Del Mar Recovery Solutions, Inc., Revolver	N/A	0.75%	0.75%	6/28/2021	990	(7)	—	—
						(7)	—	—

Diversified Financial Services
Integrity Marketing Acquisition, LLC, Delayed Draw Term Loan*⁽⁶⁾	N/A	1.00%	1.00%	11/28/2025	242	(5)	(1)	—
						(5)	(1)	—

Diversified Telecommunication Services
Fusion Connect, Inc., DIP Loan*⁽⁶⁾	N/A	0.00%	0.00%	10/7/2019	243	(4)	(5)	—
						(4)	(5)	—

Electrical Equipment
Luminii LLC, Revolver*⁽⁶⁾	N/A	0.50%	0.50%	4/11/2023	515	—	(1)	—
						—	(1)	—

Healthcare Equipment and Services
AC Merger Sub, Inc. (Analogic), Revolver*⁽⁶⁾	N/A	0.50%	0.50%	6/22/2023	318	—	(3)	—
Maxor Acquisition, Inc., Revolver*⁽⁶⁾	N/A	0.50%	0.50%	11/22/2022	585	(4)	(5)	—
						(4)	(8)	—

Internet Software and Services
Emtec Global Services Holdings, LLC, Revolver⁽⁶⁾	N/A	0.00%	0.00%	11/30/2020	159	—	(32)	(0.02)
HDC/HW Intermediate Holdings, LLC, Revolver*⁽⁶⁾	N/A	1.00%	1.00%	12/21/2023	438	(12)	(8)	—
Newscycle Solutions, Inc., Revolver⁽⁶⁾	N/A	0.50%	0.50%	12/29/2022	247	(9)	(4)	—
						(21)	(44)	(0.02)

Pharmaceuticals
RiteDose Holdings I, Inc., Revolver*⁽⁶⁾	N/A	0.50%	0.50%	9/13/2023	537	(6)	(6)	—
						(6)	(6)	—

Total Unfunded Commitments						$(47)	$(65)	(0.02)%

Total Non-Control/Non-Affiliate Investments						$481,492	$474,016	286.75%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2019 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Affiliate Investments
Common Equity
Oil, Gas and Consumable Fuels
Cochon – MWS Holdings LLC (fka Rooster Energy Ltd.), LLC Units	N/A	N/A	N/A	N/A	99	$3,685	$1,480	0.90%
						3,685	1,480	0.90

Total Common Equity						$3,685	$1,480	0.90%

Total Non-Control/Affiliate Investments						$3,685	$1,480	0.90%

Control/Affiliate Company Investments
Common Equity
Leisure Products
GIG Co Holdings LLC (fka Confluence Outdoor, LLC)	N/A	N/A	N/A	N/A	11,209	$11,209	$11,209	6.78%
						11,209	11,209	6.78

Total Common Equity						$11,209	$11,209	6.78%

Total Control/Affiliate Company Investments						$11,209	$11,209	6.78%

Total Investments						$496,386	$486,705	294.45%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2019 (unaudited)

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

(1)

Not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”).  Under the 1940 Act, Garrison Capital Inc. (the “Company”) may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2019, 90.1% of the Company’s assets were qualifying assets.

(2)	Net of a profits interest payable to a third party upon any subsequent sales of Prosper Marketplace Series B Preferred Stock.
(3)	Interest is payable in cash, and/or payment-in-kind (“PIK”), or a combination thereof.
(4)

Investment is structured as a unitranche loan in which the Company holds the last out component. As a result, in addition to the interest earned on the stated base rate and spread of this investment, the Company received additional interest during the six months ended June 30, 2019 due to an arrangement between the Company and certain other lenders to the portfolio company. The additional interest received during the quarter has been annualized and included in the spread disclosed for this investment.

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

All debt investments were income producing as of June 30, 2019, unless otherwise noted. Common and preferred equity investments are non income-producing unless otherwise noted.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2018

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Equity Investments
Building Products
Valterra Products Holdings, LLC, Class A LLC Units	N/A	N/A	N/A	N/A	185,847	$186	$784	0.46%
Valterra Products Holdings, LLC, Class B LLC Units	N/A	N/A	N/A	N/A	20,650	21	87	0.05
						207	871	0.51

Commercial Services and Supplies
Faraday Holdings, LLC, LLC Units	N/A	N/A	N/A	N/A	2,752	140	742	0.44
						140	742	0.44

Healthcare Equipment and Services
Juniper TGX Investment Partners, LLC, LLC Units	N/A	N/A	N/A	N/A	3,146	671	3,119	1.85
						671	3,119	1.85

Household Products and Durables
Oneida Group Inc., Common Stock	N/A	N/A	N/A	N/A	844,557	3,919	1,350	0.80
						3,919	1,350	0.80
Diversified Financial Services
Prosper Marketplace Series B Preferred Stock⁽¹⁾⁽²⁾	N/A	N/A	N/A	N/A	912,865	551	640	0.38
						551	640	0.38

Total Equity Investments						$5,488	$6,722	3.98%

Debt Investments
Aerospace and Defense
Constellis Holdings, LLC, Term Loan*	2.52%	5.00%	7.52%	4/22/2024	3,364	$3,312	$3,196	1.89%
Novetta Solutions, Term Loan*	2.53%	5.00%	7.53%	10/17/2022	1,985	1,942	1,920	1.14
Vertex Aerospace Services Corp., Initial Term Loan*	2.52%	4.75%	7.27%	6/30/2025	1,820	1,812	1,798	1.06
						7,066	6,914	4.09

Air Freight and Logistics
Gruden Acquisition, Inc., Term Loan (First Lien)*	2.80%	5.50%	8.30%	8/18/2022	2,465	2,443	2,404	1.42
						2,443	2,404	1.42

Auto Components
BBB Industries LLC (GC EOS Buyer), Term Loan*	2.38%	4.50%	6.88%	8/1/2025	3,491	3,483	3,413	2.02
Challenge Mfg. Company, LLC, Term Loan B*	2.53%	6.50%	9.03%	4/20/2022	7,893	7,826	7,892	4.67
FRAM Group Holdings Inc. (Autoparts Holdings), Term Loan*	2.52%	6.75%	9.27%	12/23/2021	6,844	6,763	6,844	4.05
Shipston Equity Holdings, LLC, Term Loan*⁽⁴⁾	2.39%	6.94%	9.33%	9/28/2023	5,847	5,791	5,791	3.43
						23,863	23,940	14.17

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

Retail
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

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

($ in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Investment income
From non-control/non-affiliate investments
Interest income	$9,796	$8,832	$19,522	$17,192
Payment-in-kind	791	80	1,030	1,299
Other income	117	776	381	1,418
Total investment income	10,704	9,688	20,933	19,909

Expenses
Interest expense	3,860	2,750	7,588	5,304
Management fee	1,680	1,519	3,303	3,011
Incentive fee	543	—	832	—
Professional fees	308	298	705	592
Directors' fees	77	76	159	153
Administrator expenses	329	293	700	591
Other expenses	433	360	925	946
Total expenses	7,230	5,296	14,212	10,597
Net investment income before excise taxes	3,474	4,392	6,721	9,312
Excise tax expense	—	7	—	13
Net investment income	3,474	4,385	6,721	9,299

Realized and unrealized (losses)/gains
Net realized (loss)/gain on investments
Non-control/non-affiliate investments	(2,365)	318	(9,498)	(259)
Non-control/affiliate investments	—	—	—	—
Control/affiliate investments	—	—	—	—
Net change in unrealized gain/(loss) on investments
Non-control/non-affiliate investments	284	(444)	6,700	(2,755)
Non-control/affiliate investments	—	(1,412)	(120)	(1,413)
Control/affiliate investments	—	—	—	—
Net realized and unrealized loss on investments	(2,081)	(1,538)	(2,918)	(4,427)

Net increase in net assets resulting from operations	$1,393	$2,847	$3,803	$4,872

Net investment income per common share	$0.22	$0.27	$0.42	$0.58
Net increase in net assets resulting from operations per common share	$0.09	$0.18	$0.24	$0.31
Basic weighted average common shares outstanding	16,049,352	16,049,352	16,049,352	16,049,352

Dividends and distributions declared per common share	$0.23	$0.28	$0.46	$0.56

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

($ in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Increase in net assets from operations:
Net investment income	$3,474	$4,385	$6,721	$9,299
Net realized (loss)/gain on investments	(2,365)	318	(9,498)	(259)
Net change in unrealized gain/(loss) on investments	284	(1,856)	6,580	(4,168)
Net increase in net assets resulting from operations	1,393	2,847	3,803	4,872

Dividends and distributions to stockholders:
From net investment income	(3,691)	(4,494)	(7,382)	(8,988)
Total dividends and distributions to stockholders	(3,691)	(4,494)	(7,382)	(8,988)

Total decrease in net assets	(2,298)	(1,647)	(3,579)	(4,116)
Net assets at beginning of period	167,631	185,189	168,912	187,658
Net assets at end of period	$165,333	$183,542	$165,333	$183,542
Net asset value per share	$10.30	$11.44	$10.30	$11.44
Shares of common stock outstanding at end of period	16,049,352	16,049,352	16,049,352	16,049,352

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

($ in thousands, except share and per share amounts)

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities
Net increase in net assets resulting from operations	$3,803	$4,872
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in)/provided by operating activities:
Net accretion of discounts on investments	(627)	(625)
Payment-in-kind	(1,030)	(564)
Amortization of deferred debt issuance costs and discounts on notes payable	251	220
Net realized loss on investments	9,498	259
Net change in unrealized (gain)/loss on investments	(6,580)	4,168
Purchases of investments	(81,500)	(121,912)
Paydowns of investments	30,459	110,136
Sales of investments	17,052	1,395
Changes in operating assets and liabilities:
Increase in due from counterparties	(2,160)	(266)
Decrease in due from affiliates	—	509
(Increase)/decrease in accrued interest receivable	(728)	719
Decrease in other assets	88	384
(Decrease)/increase in due to counterparties	(17,495)	18,726
Increase in payables to affiliates	2,183	822
(Decrease)/increase in accrued interest payable	(871)	326
Decrease in accrued expenses and other payables	(199)	(107)
Net cash (used in)/provided by operating activities	(47,856)	19,062

Cash flows from financing activities
Distributions paid to stockholders	(7,382)	(8,988)
Payments for financing costs	—	(247)
Net proceeds from/(repayments on) senior secured revolving note	39,500	(5,700)
Proceeds from Garrison SBIC borrowings	—	10,200
Net cash provided by/(used in) financing activities	32,118	(4,735)

Net (decrease)/increase in cash and restricted cash	(15,738)	14,327
Cash and restricted cash at beginning of period	45,722	19,516
Cash and restricted cash at end of period	$29,984	$33,843

Supplemental disclosure of cash flow information
Cash paid for interest expense	$8,213	$5,005
Non-cash restructuring of portfolio investment	$10,211	$4,112

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

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

June 30, 2019

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

As a result, as of June 30, 2019 GARS has consolidated the results of Garrison Funding 2018-2 Ltd. (“GF 2018-2” formerly, Garrison Funding 2016-2 Ltd.), Garrison Funding 2018-2 LLC (formerly Garrison Funding 2016-2 LLC), Garrison Capital SBIC LP (“Garrison SBIC”), Garrison Capital PL Holdings LLC, GIG Rooster Holdings I LLC and a series of limited liability companies that GARS created primarily to provide specific tax treatment for the minority equity and other investments held in these limited liability companies.

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

Cash and Cash Equivalents

As of June 30, 2019 and December 31, 2018, cash held in designated bank accounts with Deutsche Bank Trust Company Americas (the “Custodian”) was $0.8 million and $6.0 million, respectively. Cash held in designated bank accounts with other major financial institutions was $0.1 million and $0.1 million as of June 30, 2019 and December 31, 2018, respectively. At times, these balances may exceed federally insured limits and this potentially subjects the Company to a concentration of credit risk. The Company believes it is not exposed to any significant credit risk associated with the Custodian.

The Company defines cash equivalents as highly liquid financial instruments with original maturities of three months or less, including those held in overnight sweep bank deposit accounts. As of both June 30, 2019 and December 31, 2018, the Company held no cash equivalents.

Cash and Cash Equivalents, Restricted

Restricted cash as of June 30, 2019 and December 31, 2018 included cash of $29.1 million and $39.5 million, respectively, held by GF 2018-2 and Garrison SBIC in designated bank accounts with the Custodian. The CLOs, as defined in Note 4, are required to use a portion of their cash to pay interest expense, reduce borrowings at the end of the investment period and to pay other amounts in accordance with the terms of the indenture governing the CLOs. Cash held with Garrison SBIC is typically restricted to eligible SBIC investments and the payment of U.S. Small Business Administration (“SBA”) debentures and interest expense.  As a result, funds held by GF 2018-2 and Garrison SBIC are not available for general use by the Company.

As of both June 30, 2019 and December 31, 2018, the Company held no restricted cash equivalents.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

2. Significant Accounting Policies and Recent Updates  – (continued)

Revenue Recognition

In general, we generate revenue that primarily consists of interest income, fee income, dividend income and gains and losses on our investments.

Interest income: Interest income is comprised of cash interest, PIK interest, original issue discounts or premiums as well as any loan origination, facility and commitment fees.  Cash and PIK interest income is accrued based on the outstanding principal amount and interest terms outlined in the respective contractual agreement that governs that investment. The Company accrues interest income if it expects that it ultimately will be able to collect such income. Loan origination fees and any original issue or purchase discounts or premiums received by the Company are initially capitalized and deferred and reduce or increase the cost basis of the investment.  They are subsequently accreted into interest income over the stated term of the loan.

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

June 30, 2019

2. Significant Accounting Policies and Recent Updates  – (continued)

Non-accrual loans: The Company accrues interest income based on the contractual interest terms of its investments if it expects that it will ultimately be able to collect it. Generally, when management believes that the issuer of the loan will not be able to service the loan, the Investment Adviser will place the loan on non-accrual status and the Company will cease recognizing interest income on that loan. However, the Company remains contractually entitled to this interest. The Company may restore an investment to accrual status when past due principal and interest payments are made or if the interest income is otherwise deemed to be collectible by the Investment Adviser.  The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of both June 30, 2019 and December 31, 2018, the Company had one investment on non-accrual status.

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

June 30, 2019

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

June 30, 2019

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

As noted above, the Board has retained several independent valuation firms to review the valuation of each portfolio investment that does not have a readily available market quotation at least once during each 12-month period provided, the Board reserves the right to have any investment within the portfolio valued by an independent valuation firm to the extent it determines such a valuation is warranted.  To the extent a security is reviewed in a particular quarter, it is reviewed and valued by only one service provider.

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

June 30, 2019

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

3. Investments

As of June 30, 2019, we held 119 investments across 100 portfolio companies with a fair value of $486.7 million.  As of December 31, 2018, we held 118 investments across 93 portfolio companies with a fair value of $454.0 million.

The composition of the Company’s portfolio by industry at fair value as of June 30, 2019 and December 31, 2018 was as follows:

	Fair Value of Investments
Industry ($ in thousands)	As of June 30, 2019		As of December 31, 2018
Internet Software and Services	$85,462	17.5%	$74,301	16.4%
Healthcare Equipment and Services	48,153	9.9	52,721	11.6
Commercial Services and Supplies	32,704	6.7	35,498	7.8
Household Products and Durables	32,596	6.7	32,664	7.2
Textiles, Apparel and Luxury Goods	26,922	5.5	25,390	5.6
Auto Components	25,891	5.3	23,940	5.3
Food Products	24,794	5.1	17,729	3.9
Diversified Telecommunication Services	24,579	5.0	24,405	5.4
Leisure Products	23,311	4.8	16,491	3.6
Hotels, Restaurants and Leisure	19,424	4.0	26,550	5.8
Diversified Financial Services	14,388	3.0	13,824	3.0
Electrical Equipment	13,666	2.8	13,951	3.1
Transportation Services	13,495	2.8	9,753	2.1
Construction and Engineering	10,982	2.3	9,611	2.1
Pharmaceuticals	9,752	2.0	9,485	2.1
Building Products	9,530	2.0	7,834	1.7
Energy Equipment and Services	9,331	1.9	2,695	0.6
Air Freight and Logistics	8,812	1.8	2,404	0.5
Chemicals	8,674	1.8	12,569	2.8
Trading Companies and Distributors	8,390	1.7	7,560	1.7
Retail	6,656	1.4	6,651	1.5
Professional Services	6,655	1.4	1,847	0.4
Aerospace and Defense	6,260	1.3	6,914	1.5
Containers and Packaging	4,607	0.9	4,512	1.0
Technology Hardware, Storage and Peripherals	3,276	0.7	4,150	0.9
Semiconductors and Semiconductor Equipment	2,431	0.5	2,550	0.6
Media	2,328	0.5	4,159	0.9
Metals and Mining	2,156	0.4	2,189	0.5
Oil, Gas and Consumable Fuels	1,480	0.3	1,630	0.4
	$486,705	100.0%	$453,977	100.0%

Refer to the consolidated schedules of investments for a detailed disaggregation of the Company’s investments by industry.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

3. Investments – (continued)

The following tables summarize the valuation of the Company’s investments measured at fair value based on the fair value hierarchy, as detailed in Note 2, as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Investments(1)	$—	$—	$466,853	$466,853
Equity Investments⁽²⁾	—	—	19,852	19,852
	$—	$—	$486,705	$486,705

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

The net change in unrealized gain/(loss) attributable to the Company’s Level 3 assets for the six months ended June 30, 2019 and June 30, 2018 included in the net change in unrealized gain/(loss) on investments in the Company’s consolidated statements of operations was $6.6 million and $4.2 million, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

3. Investments – (continued)

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the six months ended June 30, 2019:

	Six Months Ended June 30, 2019
	Senior Secured	Equity	Financial
($ in thousands)	Investments	Investments⁽¹⁾	Assets	Total
Fair value, beginning of period	$445,393	$8,352	$232	$453,977
Total net realized and unrealized (loss)/gain on investments⁽²⁾	(3,006)	79	9	(2,918)
Total net accretion of discounts on investments	627	—	—	627
Purchases/issuances(3)	71,079	11,451	—	82,530
Paydowns(3)	(30,218)	—	(241)	(30,459)
Sales	(17,022)	(30)	—	(17,052)
Fair value, end of period	$466,853	$19,852	$—	$486,705

(1)	Includes preferred and common equity investments.
(2)	Net change in unrealized loss on investments attributable to our Level 3 assets still held at June 30, 2019 totaled $3.0 million, consisting of the following:

Senior Secured Investments of $3.1 million, offset by unrealized gains on Equity Investments of $0.1 million.

(3)	Includes non-cash restructurings of portfolio investments of $10.2 million. There were no transfers of investments between levels for the six months ended June 30, 2019.

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the six months ended June 30, 2018:

	Six Months Ended June 30, 2018
	Senior Secured	Equity	Financial
($ in thousands)	Investments	Investments⁽¹⁾	Assets	Total
Fair value, beginning of period	$387,480	$5,224	$2,026	$394,730
Total net realized and unrealized (loss) on investments⁽²⁾	(3,386)	(1,037)	(4)	(4,427)
Total net accretion of discounts on investments	625	—	—	625
Purchases/issuances(3)	118,364	4,112	—	122,476
Paydowns(3)	(109,053)	—	(1,083)	(110,136)
Sales	(1,395)	—	—	(1,395)
Fair value, end of period	$392,635	$8,299	$939	$401,873

(1)	Includes preferred and common equity investments.
(2)

Net change in unrealized loss on investments attributable to our Level 3 assets still held at June 30, 2018 totaled $4.4 million, consisting of the following: Senior Secured Investments of $3.5 million, Equity Investments of $1.0 million, offset by unrealized gains on Financial Assets of $0.1 million.

(3)	Includes non-cash restructurings of portfolio investments of $4.1 million. There were no transfers of investments between levels for the six months ended June 30, 2018.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

3. Investments – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value as of June 30, 2019:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of	Valuation	Unobservable	Range				Weighted
($ in thousands)	June 30, 2019	Technique	Input	Low		High		Average
Senior Secured Investments⁽¹⁾	$466,853	Comparable yield approach	Market rate⁽²⁾	6.2%		32.6%		9.5%
		Market comparable companies	EBITDA multiple	2.0	x	16.9	x	7.8	x

Equity Investments⁽³⁾	19,852	Market comparable companies	EBITDA multiple	6.4	x	9.0	x	7.2	x
			Origination fees multiple	3.5	x	3.5	x	3.5	x
		Discounted cash flows	Recovery Rate	40.8%		40.8%		40.8%
			Discount rate	5.0%		10.0%		8.3%

Total	$486,705

(1)	Includes $13.2 million of first-lien debt investments which were valued by performing a liquidation analysis of the underlying assets which serve as collateral for those loans.
(2)

Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

(3)	Includes preferred and common equity.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

3. Investments – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value as of December 31, 2018:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of	Valuation	Unobservable	Range				Weighted
($ in thousands)	December 31, 2018	Technique	Input	Low		High		Average
Senior Secured Investments	$445,393	Comparable yield approach	Market rate⁽¹⁾	6.5%		38.1%		10.0%
		Market comparable companies	EBITDA multiple(2)	2.0	x	17.3	x	7.5	x

Equity Investments⁽³⁾	8,352	Market comparable companies	EBITDA multiple	6.5	x	9.0	x	8.9	x
			Origination fees multiple	3.4	x	3.4	x	3.4	x
		Discounted cash flows	Recovery Rate	43.9%		43.9%		43.9%
			Discount rate	10.0%		15.0%		13.9%
Financial Assets⁽⁴⁾	232	Discounted cash flows	Recovery Rate	94.8%		94.8%		94.8%
Total	$453,977

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

(3)	Includes preferred and common equity.
(4)	See Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 for detail on the underlying loans.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

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

The terms of our Debt Investments may include provisions that require us to extend additional credit or provide funding to a borrower for any unfunded portion of such Debt Investments at the request of the borrower. This exposes us to potential future liabilities that are not reflected on the consolidated statements of financial condition. As of June 30, 2019 and December 31, 2018, the Company had $4.3 million and $7.6 million of unfunded commitments, respectively.

4. Financing

The table below provides details, including maturity dates, the weighted average interest rates and the weighted average effective interest rates, inclusive of the effects of deferred debt issuance costs, of the Company’s outstanding debt as of June 30, 2019:

June 30, 2019 ($ in thousands)	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate	Effective Interest Rate	Rating(1)	Stated Maturity(4)
2018-2 CLO Secured Notes:
Class A-1R-R Notes	$47,500	$47,500	LIBOR + 1.58%(2)	4.22%	AAA(sf)	11/20/2029
Class A-1T-R Notes	168,694	170,400	LIBOR + 1.58%	4.22%	AAA(sf)	11/20/2029
Class A-2-R Notes	54,627	55,100	LIBOR + 2.45%	5.08%	AA (sf)	11/20/2029
Class B-R Notes	17,919	18,250	LIBOR + 3.17%	5.81%	A (sf)	11/20/2029
Subtotals / weighted averages	288,740	291,250	4.36%	4.48%		11/20/2029
Garrison SBIC Borrowings:
SBIC 2018-10 A	22,308	23,000	3.53%(3)	3.95%	N/A	3/1/2028
SBIC 2017-10 A	6,796	6,980	3.47%(3)	3.87%	N/A	3/1/2027
SBIC 2016-10 B	3,235	3,320	2.79%(3)	3.19%	N/A	9/1/2026
SBIC 2016-10 A	12,400	12,700	3.25%(3)	3.65%	N/A	3/1/2026
SBIC 2015-10 B	13,693	14,000	3.57%(3)	3.97%	N/A	9/1/2025
Subtotals / weighted averages	58,432	60,000	3.43%	3.84%		12/16/2026

Totals / weighted averages	$347,172	$351,250	4.21%	4.37%		5/22/2029

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

June 30, 2019

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

In accordance with the 1940 Act, with certain limited exceptions, prior to August 15, 2018 the Company was allowed to borrow up to amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing excluding the SBA-guaranteed debentures of Garrison SBIC per the Company’s exemptive relief from the Securities and Exchange Commission (the “SEC”). On August 14, 2018, the Company’s stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act to the Company.  Thus, effective August 15, 2018, the asset coverage requirements applicable to the Company under the 1940 Act were reduced to 150%. As of June 30, 2019 and December 31, 2018, the Company’s asset coverage for borrowed amounts was 156.8% and 167.1%, respectively.  As of June 30, 2019 and December 31, 2018, the Company’s total leverage capacity of the Class A-1R-R Notes under the 2018-2 CLO was $2.5 million and $42.0 million, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

4. Financing  – (continued)

Collateralized Loan Obligation Financings

On October 18, 2018, the Company completed the $420.0 million 2018-2 CLO. The notes offered in the 2018-2 CLO, collectively referred to as the “2018-2 Notes” and individually defined above in the table, were issued by GF 2018-2 (the “Issuer”) and Garrison Funding 2018-2 LLC (together with the Issuer, the “Co-Issuers”) and are backed by a diversified portfolio of primarily senior secured loans.  The proceeds of the 2018-2 CLO were utilized, along with cash on hand, to refinance notes issued under the 2016-2 CLO (as defined below). The Company also retained $108.0 million of subordinated notes (the “2018-2 Subordinated Notes”) that were issued in the transaction and that are entitled to receive distributions to the extent funds are available for such purpose. As a result of the Company retaining the 2018-2 Subordinated Notes, it consolidates the accounts of the Co-Issuers into its financial statements. As a result of this consolidation, the amounts outstanding under the 2018-2 CLO are treated as the Company’s indebtedness. The Company also initially retained $18.3 million of the Class B-R Notes. The 2018-2 Notes are scheduled to mature on November 20, 2029, however the 2018-2 Notes may be redeemed by the Co-Issuers on any business day after November 20, 2022. The indenture governing the 2018-2 Notes provides that, to the extent cash is available from cash collections, the holders of the 2018-2 Notes are to receive quarterly interest payments on the 20th day or, if not a business day, the next succeeding business day of February, May, August and November of each year until the stated maturity.

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

As noted above, subject to the asset coverage limitations applicable to the Company under the 1940 Act, the Company had $2.5 million and $42.0 million of available leverage capacity in the Class A-1R-R Notes under the 2018-2 CLO as of June 30, 2019 and December 31, 2018, respectively. The fair value of the 2018-2 Notes approximated their carrying value on the consolidated statements of financial condition as of June 30, 2019 and December 31, 2018.

Collateralized Loan Obligation Financing Covenants

Under the documents governing the 2018-2 CLO, there were two coverage tests applicable to the secured notes issued as part of the 2018-2 CLO (the “Secured Notes”) as of June 30, 2019 and December 31, 2018. The first test compared the amount of interest received on the collateral loans held by GF 2018-2 to the amount of interest payable on the Secured Notes under the 2018-2 CLO in respect of the amounts drawn and certain expenses. To meet this first test, at any time, the aggregate amount of interest received on the collateral loans must equal, after the payment of certain fees and expenses, at least 135.0% of the aggregate amount of interest payable on the Class A-1R-R Notes, the Class A-1T-R Notes and the Class A-2-R Notes (collectively the Class A-R Notes) and 125.0% of the interest payable on the Class A-R Notes and Class B-R Notes, taken together.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

4. Financing  – (continued)

Collateralized Loan Obligation Financing Covenants (continued)

The second test compared the aggregate principal amount of the collateral loans, as calculated in accordance with the indenture, to the aggregate outstanding principal amount of the 2018-2 CLO Secured Notes in respect of the amounts drawn. To meet this second test at any time, the aggregate principal amount of the collateral loans must equal at least 128.0% of the aggregate outstanding principal amount of the Class A-R Notes and 118.2% of the aggregate principal amount of the Class A-R Notes and Class B-R Notes, taken together.

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

Furthermore, if under the second coverage test the aggregated principal amount of the collateral loans equals 125.0% or less of the aggregate outstanding principal amount of the Class A-1R-R and Class A-1T-R Notes, taken together, remained so for ten business days, an event of default will be deemed to have occurred. As of June 30, 2019 and December 31, 2018, the trustee for the 2018-2 CLO has asserted that all of the coverage tests were met.

Garrison SBIC Borrowings

On May 29, 2014, Garrison SBIC, which has an investment objective substantially similar to GARS, was formed in accordance with the SBA’s small business investment company (“SBIC”) regulations. Garrison SBIC received a license from the SBA on May 26, 2015. The SBIC license allows Garrison SBIC to obtain SBA-guaranteed debentures in an amount equal to twice its equity capitalization up to $175.0 million of leverage, subject to the issuance of capital commitments by the SBA and other customary procedures. Since receiving its SBIC license, the SBA has issued Garrison SBIC with two commitment letters to provide an aggregate $70.0 million of SBA debentures.

These SBA-guaranteed debentures are issued bi-annually on pooling dates in March and September of each year. The debentures are non-recourse, interest-only debentures with a 10 year stated maturity, but may be prepaid at any time without penalty. To the extent the debentures are prepaid, they are permanently extinguished and the Company can no longer access those debentures. The interest rate of the debentures is fixed at the time of issuance on each respective pooling date and is based on a coupon rate that equates to a spread over the ten year treasury rate based on market rates at the time of issuance. Interest on the debentures is payable on a semi-annual basis. The SBA issues interim financings to SBICs on non-pooling dates that carry a lower interest rate than the debentures and which mature on the next pooling date when replaced by new SBA-guaranteed debentures.

The SBA, as a creditor, will have a superior claim to Garrison SBIC’s assets over GARS’ stockholders if Garrison SBIC were to be liquidated, or if the SBA exercises its remedies under the SBA-guaranteed debentures issued by Garrison SBIC upon an event of default.

As of June 30, 2019, Garrison SBIC had regulatory capital of $34.7 million and total SBIC borrowings outstanding of $60.0 million. The fair value of the SBIC borrowings approximated the carrying value on the consolidated statements of financial condition as of June 30, 2019 and December 31, 2018. As of June 30, 2019, the Company had $10.0 million of available SBIC leverage capacity.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

4. Financing  – (continued)

Short-term Financing Facility

On June 3, 2019, the Company entered into a master repurchase agreement with Natixis Securities Americas LLC (“Natixis”) to provide short term borrowings which the Company intends to utilize from time-to-time to manage its working capital needs. The Company’s ability to draw down borrowings under the agreement is subject to 1940 Act leverage limitations and dependent on the Company pledging eligible assets to Natixis as collateral. The Company made customary representations and warranties in connection with entry into the agreement and will be required to comply with various customary covenants and other customary requirements. No commitment fees were paid in connection with execution of the agreement. Pricing and tenor of the borrowings will be determined once sufficient collateral assets have been pledged under the agreement. As of June 30, 2019, there were no outstanding borrowings or assets pledged under the agreement.

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

As of both June 30, 2019 and December 31, 2018, the Company’s debt issuance costs and original issue discounts were generally incurred as a result of the CLOs and the Company’s SBIC borrowings. The CLO costs typically represent structuring and facility fees, rating agency fees and other legal costs incurred. The costs associated with SBIC borrowings consist of a 1.00% fee on the total commitments received, a 2.00% leverage fee, a 0.375% underwriting fee and a 0.05% administrative fee on any SBA borrowings that are drawn.

As of June 30, 2019, $4.7 million of deferred debt issuance costs and discounts remained on our consolidated statements of financial condition.  These costs were comprised of $3.0 million related to the 2018-2 CLO and $1.7 million related to the borrowings of Garrison SBIC. As of December 31, 2018, $4.9 million of deferred debt issuance costs and discounts on our consolidated statements of financial condition.  These costs were comprised of $3.1 million related to the 2018-2 CLO and $1.8 million related to the borrowings of Garrison SBIC.  For the six months ended June 30, 2019 and 2018, interest expense on our consolidated statements of operations included $0.3 million and $0.2 million, respectively, of amortization related to the debt issuance costs and original issue discounts on our liabilities.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

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

GARS entered into an investment advisory agreement with the Investment Adviser (as amended and/or restated from time to time, the “Investment Advisory Agreement”), which entitles the Investment Adviser to a management fee and an incentive fee. As of June 30, 2019, the Investment Advisory Agreement had been most recently amended and restated on May 6, 2019.

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

For the three and six months ended June 30, 2019, the Company incurred aggregate management fee expenses of $1.7 million and $3.3 million, respectively. For the three and six months ended June 30, 2018, the Company incurred aggregate management fee expenses of $1.5 million and $3.0 million, respectively. As of June 30, 2019 and December 31, 2018, the management fees in the amounts of $1.7 million and $0.1 million, respectively, were recorded as payable and included in management fee payable on our consolidated statements of financial condition.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

5. Related Party Transactions and Other Agreements – (continued)

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

The effect of the catch-up provision is that, if the Company earns pre-incentive fee net investment income in any quarter in excess of 2.1875% or 2.9167%, as applicable, the Investment Adviser would receive 20% of such pre-incentive fee net investment income as if the Hurdle Rate did not apply.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

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

In addition, under U.S. GAAP, we are required to accrue capital gains incentive fees, based upon the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital gain and loss on investments held at the end of each period. If such amount is positive at the end of a period, then the Company will record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, no accrual will be recorded for such period. There were no capital gains incentive fees accrued for the three and six months ended June 30, 2019 and 2018.

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

June 30, 2019

5. Related Party Transactions and Other Agreements – (continued)

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

Realized and unrealized capital gains and losses and pre-incentive net investment income earned during the three months ended June 30, 2019 will cease to impact the Incentive Fee Cap and Deferral Mechanism after June 30, 2022.

As of June 30, 2019, the Company’s Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period was $11.7 million. As a result, due to the Incentive Fee Cap and Deferral Mechanism (and subject to the applicable limitations set forth in the Investment Advisory Agreement ), the Incentive Fee Cap as of June 30, 2019 was $2.3 million (i.e. 20% of the Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period).

As of June 30, 2019, the Investment Adviser had calculated an aggregate of $10.1 million of income-based incentive fees since July 1, 2016, of which $0.6 million is recorded as incentive fee payable on the consolidated statement of financial condition.  As a result and to the extent unrealized capital losses incurred as of June 30, 2019 are reversed or cease to impact the Incentive Fee Cap within the applicable Incentive Fee Look-back Period, such that cumulative realized capital gains and cumulative unrealized capital appreciation exceed cumulative realized capital losses and cumulative unrealized capital depreciation during the applicable Incentive Fee Look-back Period, the Investment Adviser may be able to recoup up to $9.0 million of income-based incentive fees which are currently deferred under the Incentive Fee Cap.

The following table provides a breakdown of our incentive fees for the three and six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended		Six Months Ended
Incentive Fees ($ in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Income-based incentive fees	$543	$877	$832	$1,860
Capital gains-based incentive fees	—	—	—	—
Incentive fees subject to cap & deferral mechanism(1)	—	(877)	—	(1,860)
Total incentive fees	$543	$—	$832	$—

(1)

The Cumulative Pre-Incentive Fee Net Return for the Incentive Fee Look-back Period ending June 30, 2018 was negative due to realized and unrealized capital losses incurred, and therefore all income-based payments were subject to the Incentive Fee Cap and Deferral Mechanism.

As of June 30, 2019 and December 31, 2018, there was $0.6 million and $0.3 million of incentive fees earned that were recorded as payable on the consolidated statements of financial condition, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

5. Related Party Transactions and Other Agreements – (continued)

Administration Agreement

GARS entered into an administration agreement, which was effective as of October 9, 2012 (the “Administration Agreement”), with GARS Administrator. Under the Administration Agreement, the GARS Administrator provides the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as the GARS Administrator, subject to review by the Board, from time to time determines to be necessary or useful to perform its obligations under the Administration Agreement. The GARS Administrator is responsible for the financial and other records that the Company is required to maintain and prepares reports to stockholders, and reports and other materials filed with the SEC. The GARS Administrator provides on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance. No managerial assistance was provided to any portfolio companies during the three and six months ended June 30, 2019 and June 30, 2018.

In addition, the GARS Administrator assists the Company in determining and publishing the Company’s net asset value, overseeing the preparation and filing of the Company’s tax returns, and the printing and dissemination of reports to stockholders of the Company, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company reimburses the GARS Administrator for the costs and expenses incurred by the GARS Administrator in performing its obligations and providing personnel and facilities.

Administrator charges for the three and six months ended June 30, 2019 were $0.3 million and $0.7 million, respectively. Administrator charges for three and six months ended June 30, 2018 were $0.3 million and $0.6 million, respectively. No charges were waived by the GARS Administrator for the three and six months ended June 30, 2019 and June 30, 2018. As of June 30, 2019, $0.2 million of administration fees were payable to the GARS Administrator. No administration fees were payable to the GARS Administrator as of December 31, 2018.

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

For the three and six months ended June 30, 2019 independent directors earned Directors’ Fees of $0.1 million and $0.2 million, respectively.  For the three and six months ended June 30, 2018, independent directors earned Directors’ Fees of $0.1 million and $0.2 million, respectively. No Directors’ Fees were payable as of June 30, 2019 and December 31, 2018.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

5. Related Party Transactions and Other Agreements – (continued)

Affiliated Stockholders

As of both June 30, 2019 and December 31, 2018, Garrison Capital Fairchild I Ltd., Garrison Capital Fairchild II Ltd. and Garrison Capital Adviser Holdings MM LLC owned an aggregate of 789,910, or 4.9%, of the total outstanding shares of GARS common stock. As of June 30, 2019, the officers and directors of the Company owned an aggregate of approximately 298,000, or 1.9%, of the total outstanding shares of GARS common stock.  As of December 31, 2018, the officers and directors of the Company owned an aggregate of approximately 239,000, or 1.5%, of the total outstanding shares of GARS common stock.

Other Agreements

Garrison Loan Agency Services LLC acts as the administrative and collateral agent for certain loans held by the Company. No fees were paid by the Company to Garrison Loan Agency Services LLC during the three and six months ended June 30, 2019 and June 30, 2018.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

6. Financial Highlights

The following table represents financial highlights for the Company for the six months ended June 30, 2019 and June 30, 2018:

Per share data ($ in thousands, except share and per share amounts)	June 30, 2019	June 30, 2018
Net asset value per common share at beginning of period	$10.52	$11.69
Increase in net assets from operations:
Net investment income	0.42	0.58
Net realized loss on investments	(0.59)	(0.02)
Net unrealized gain/(loss) on investments	0.41	(0.25)
Net increase in net assets resulting from operations	0.24	0.31
Stockholder transactions
Distributions from net investment income	(0.46)	(0.56)
Total stockholder transactions	(0.46)	(0.56)
Net asset value per common share at end of period	$10.30	$11.44

Per share market value at beginning of period	$6.43	$8.11
Per share market value at end of period	$6.90	$8.13
Total book return(1)	2.28%	2.65%
Total market return(2)	14.40%	7.25%
Common shares outstanding at beginning of period	16,049,352	16,049,352
Common shares outstanding at end of period	16,049,352	16,049,352
Weighted average common shares outstanding	16,049,352	16,049,352
Net assets at beginning of period	$168,912	$187,658
Net assets at end of period	$165,333	$183,542
Average net assets(3)	$167,914	$185,207
Ratio of net expenses to average net assets	16.93%	11.46%
Ratio of net investment income to average net assets	8.01%	10.04%
Ratio of portfolio turnover to average investments at fair value(4)	9.98%	28.69%
Asset coverage ratio(5)	156.77%	201.40%
Average outstanding debt(6)	$338,066	$232,024
Average debt per common share	$21.06	$14.46

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

7. Earnings per Share

The following table sets forth the computation of the net increase/(decrease) in net assets per share resulting from operations, pursuant to FASB ASC 260, Earnings per Share, for the six months ended June 30, 2019 and June 30, 2018:

	Six Months Ended
($ in thousands, except per share data)	June 30, 2019	June 30, 2018
Net increase in net assets resulting from operations	$3,803	$4,872
Basic weighted average common shares outstanding	16,049,352	16,049,352
Basic earnings per share	$0.24	$0.31

8. Stockholders’ Equity

Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table reflects the cash distributions declared on common stock for the six months ended June 30, 2019 and June 30, 2018:

Record Dates ($ in thousands except per share data)	Date Declared	Payment Date	Distribution Declared	Distribution Declared per Share
Six Months Ended June 30, 2019
June 7, 2019	April 30, 2019	June 21, 2019	$3,691	$0.23
March 22, 2019	March 5, 2019	March 29, 2019	3,691	0.23
			$7,382	$0.46

Record Dates ($ in thousands except per share data)	Date Declared	Payment Date	Distribution Declared	Distribution Declared per Share
Six Months Ended June 30, 2018
June 8, 2018	May 1, 2018	June 22, 2018	$4,494	$0.28
March 23, 2018	February 28, 2018	March 29, 2018	4,494	0.28
			$8,988	$0.56

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

Dividend Reinvestment Plan

The Company adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if the Board declares a cash dividend or other distribution, then our stockholders who have not ‘opted out’ of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, which may be newly issued shares or shares acquired by American Stock Transfer & Trust Company, LLC (“AST”), the transfer and dividend paying agent and registrar to GARS, through open-market purchases, rather than receiving the cash distribution. As of June 30, 2019 and December 31, 2018, no new shares were issued pursuant to the dividend reinvestment plan.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

9. Commitments and Contingencies

The Company had outstanding commitments to fund investments totaling $4.3 million and $7.6 million under various undrawn revolvers and other credit facilities as of June 30, 2019 and December 31, 2018, respectively.

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

10. Transactions with Control/Affiliate and Non-Control/Affiliate Investments

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

The following table shows the Control/Affiliate and Non-Control/Affiliate activity for the six months ended June 30, 2019:

	Six Months Ended June 30, 2019
Portfolio Company ($ in thousands)	Fair value as of December 31, 2018	Purchases (cost)	Sales (cost)	Transfer in/ (out) (cost)	Net unrealized losses	Fair value as of June 30, 2019	Net realized losses	Interest and fee income	Dividend income
Control/affiliate investments
GIG Co Holdings LLC (fka Confluence Outdoors, LLC)	$—	$11,209	$—	$—	$—	$11,209	$—	$—	$—
Total control/affiliate investments	$—	$11,209	$—	$—	$—	$11,209	$—	$—	$—

	Six Months Ended June 30, 2019
Portfolio Company ($ in thousands)	Fair value as of December 31, 2018	Purchases (cost)	Sales (cost)	Transfer in/ (out) (cost)	Net unrealized losses	Fair value as of June 30, 2019	Net realized losses	Interest and fee income	Dividend income
Non-control/affiliate investments
Cochon – MWS Holdings LLC (fka Rooster Energy Ltd.)	$1,630	$—	$(30)	$—	$(120)	$1,480	$—	$—	$—
Total non-control/affiliate investments	$1,630	$—	$(30)	$—	$(120)	$1,480	$—	$—	$—

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2019

10. Transactions with Control/Affiliate and Non-Control/Affiliate Investments – (continued)

The following table shows the Non-Control/Affiliate activity as of the six months ended June 30, 2018.  There was no Control/Affiliate activity for the six months ended June 30, 2018:

	Six Months Ended June 30, 2018
Portfolio Company ($ in thousands)	Fair value as of December 31, 2017	Purchases (cost)	Sales (cost)	Transfer in/ (out) (cost)	Net unrealized losses	Fair value as of June 30, 2018	Net realized losses	Interest and fee income	Dividend income(1)
Non-control/affiliate investments
Cochon – MWS Holdings LLC (fka Rooster Energy Ltd.)	$—	$4,112	$—	$—	$(1,414)	$2,698	$—	$—	$77
Total non-control/affiliate investments	$—	$4,112	$—	$—	$(1,414)	$2,698	$—	$—	$77

(1)	Dividend income is recorded and classified as other income and included in investment income on the consolidated statement of operations.

11. Subsequent Events

There have been no events since June 30, 2019 that require recognition or disclosure in the consolidated financial statements.

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

Recent Developments

On July 30, 2019, our board of directors, or the Board, declared a distribution in the amount of $3.7 million, or $0.23 a share, which will be paid on September 20, 2019 to stockholders of record as of September 6, 2019.

On July 18, 2019, $25.0 million of the aggregate $50.0 million Class A-1R-R Notes outstanding in our collateralized loan obligation, or the 2018-2 CLO, converted to term notes. The remaining $25.0 million of Class A-1R-R Notes will convert to term notes on or before November 20, 2022.

Revenues

In general, we generate revenue in the form of interest earned on the debt investments that we hold and capital gains and distributions, if any, to a lesser extent, on the equity interests or warrants held in portfolio companies. Our debt investments, whether in the form of senior secured, unitranche or mezzanine loans, typically have a term that ranges from three to seven years and may generally bear interest at a fixed or floating rate. Interest is generally payable monthly or quarterly, and in some cases, loans may have contain a payment-in-kind (“PIK”) feature.

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

Consolidated operating results for the three and six months ended June 30, 2019 and June 30, 2018 are as follows:

	Three Months Ended		Three	Six Months Ended		Six
($ in thousands, except per share data)	June 30, 2019	June 30, 2018	Months Variance	June 30, 2019	June 30, 2018	Months Variance
Total investment income	$10,704	$9,688	$1,016	$20,933	$19,909	$1,024
Total expenses	7,230	5,303	1,927	14,212	10,610	3,602
Net investment income	3,474	4,385	(911)	6,721	9,299	(2,578)
Net realized loss on investments	(2,365)	318	(2,683)	(9,498)	(259)	(9,239)
Net change in unrealized gain/(loss) on investments	284	(1,856)	2,140	6,580	(4,168)	10,748
Net increase in net assets resulting from operations	1,393	2,847	(1,454)	3,803	4,872	(1,069)

Net investment income per common share	0.22	0.27	(0.05)	0.42	0.58	(0.16)
Net realized/unrealized loss on investments per share	(0.13)	(0.09)	(0.04)	(0.18)	(0.27)	0.09
Basic earnings per share	0.09	0.18	(0.09)	0.24	0.31	(0.07)
Dividends and distributions declared per common share	0.23	0.28	(0.05)	0.46	0.56	(0.10)
Net asset value per share	10.30	11.44	(1.14)	10.30	11.44	(1.14)

Net Investment Income

Net investment income for the three and six months ended June 30, 2019 was $3.5 million and $6.7 million, respectively. Net investment income for the three and six months ended June 30, 2018 was $4.4 million and $9.3 million, respectively. As described below under “Investment Income” and “Expenses”, net investment income decreased by $0.9 million and $2.6 million for the three and six months ended June 30, 2019 from the three and six months ended June 30, 2018, respectively.

Investment Income

Investment income for the three and six months ended June 30, 2019 was $10.7 million and $20.9 million, respectively. Investment income for the three and six months ended June 30, 2018 was $9.7 million and $19.9 million, respectively. Investment income increased by $1.0 million for the three and six months ended June 30, 2019 from the three and six months ended June 30, 2018 largely driven by $1.7 million and $2.0 million of higher interest income due to a higher average portfolio size which was partially offset by a decrease in the weighted average yield on the portfolio.  This was further offset by a reduction of fee income of $0.7 million and $1.0 million due to lower prepayment activity during the three and six months ended June 30, 2019, respectively, as compared to the three and six months ended June 30, 2018.

Expenses

Total expenses for the three and six months ended June 30, 2019 were $7.2 million and $14.2 million, respectively. Total expenses for the three and six months ended June 30, 2018 were $5.3 million and $10.6 million, respectively.

The following table summarizes our expenses for the three and six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended		Three	Six Months Ended		Six
($ in thousands)	June 30, 2019	June 30, 2018	Months Variance	June 30, 2019	June 30, 2018	Months Variance
Interest expense	$3,860	$2,750	$1,110	$7,588	$5,304	$2,284
Management fee	1,680	1,519	161	3,303	3,011	292
Incentive fees	543	—	543	832	—	832
Professional fees	308	298	10	705	592	113
Directors' fees	77	76	1	159	153	6
Administrator expenses	329	293	36	700	591	109
Other expenses	433	367	66	925	959	(34)
Total expenses	$7,230	$5,303	$1,927	$14,212	$10,610	$3,602

Interest expense increased $1.1 million and $2.3 million for the three and six months ended June 30, 2019, respectively, from the three and six months ended June 30, 2018 due to higher debt balances resulting from the upsizing our collateralized loan obligation vehicle during the fourth quarter of 2018.

Management fees increased by $0.2 million and $0.3 million for the three and six months ended June 30, 2019, respectively, from the three and six months ended June 30, 2018, primarily due to higher average gross assets during the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018.

Incentive fees increased by $0.5 million and $0.8 million for the three and six months ended June 30, 2019, respectively, from the three and six months ended June 30, 2018, as a result of incurring an incentive fee expense for the three and six months ended June 30, 2019 whereas no such expense was incurred for the three and six months ended June 30, 2018 as a result of being subject to the deferral under the Incentive Fee Cap and Deferral Mechanism.

Professional fees increased by $0.1 million for the six months ended June 30, 2019 from the six months ended June 30, 2018, primarily due to higher audit related fees.

Administrator fees increased by $0.1 million for the six months ended June 30, 2019 from the six months ended June 30, 2018, primarily due to higher staffing overhead.

Net Realized (Loss)/Gain on Investments

There were net realized losses on investments of $2.4 million and $9.5 million for the three and six months ended June 30, 2019, respectively.

The net realized loss on investments for the three months ended June 30, 2019 was primarily driven by a $2.5 million loss in connection with the restructuring of our investment in Confluence Outdoor, LLC.

The net realized loss on investments for the six months ended June 30, 2019 was primarily driven by a $2.5 million loss in connection with the restructuring of our investment in Confluence Outdoor, LLC and a $6.9 million loss incurred upon the sale of our investment in Profusion Industries, LLC.

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

Net Change in Unrealized (Loss)/Gain on Investments

For the three and six months ended June 30, 2019, the net change in unrealized gain on investments was $0.3 million and $6.6 million, respectively.

The net change in unrealized gain on investments for the three months ended June 30, 2019 of $0.3 million was primarily comprised of the $2.5 million reversal of a previous recorded unrealized loss in connection with the restructuring of our investment in Confluence Outdoor, LLC, offset by $2.2 million of net negative market-related adjustments primarily from various syndicated investments.

The net change in unrealized gain on investments for the six months ended June 30, 2019 of $6.6 million was primarily comprised of the $6.9 million reversal of a previous recorded unrealized loss as a result of the sale of our investment in Profusion Industries, LLC and a $2.5 million reversal of a previous recorded unrealized loss connection with the restructuring of our investment in Confluence Outdoor, LLC, offset by $2.8 million of net negative market-related adjustments primarily from various syndicated investments.

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

The net change in unrealized loss for the six months ended June 30, 2018 was driven primarily by $5.4 million of negative credit-related adjustments on our investments in Profusion Industries, LLC and Cochon-MWS Holdings LLC (fka Rooster Energy Ltd.) in the amount of $4.0 million and $1.4 million, respectively. This was offset by an aggregate net $1.0 million of positive fair value adjustments across various portfolio investments and the reversal of prior period net unrealized losses in the amount of $0.2 million in connection with the partial and full repayments of certain of our portfolio investments, including $0.8 million associated with the restructuring of our investment in Rooster Energy Ltd.

Net Increase/(Decrease) in Net Assets Resulting from Operations

We had a net asset value per common share outstanding as of June 30, 2019 and December 31, 2018 of $10.30 and $10.52, respectively.

Based on basic weighted average shares outstanding of 16,049,352, the net increase in net assets from operations per share for the three and six months ended June 30, 2019 was $0.09 and $0.24, respectively. These increases were driven by net investment income of $0.22 per share and $0.42 per share, partially offset by net realized and unrealized losses of $0.13 per share and $0.18 per share incurred during the three and six months ended June 30, 2019, respectively.

Based on basic weighted average shares outstanding of 16,049,352, the net increase in net assets from operations per share for the three and six months ended June 30, 2018 was $0.18 and $0.31, respectively. These increases were primarily driven by net investment income of $0.27 per share and $0.58 per share, partially offset by net realized and unrealized losses of $0.10 per share and $0.27 per share incurred during the three and six months ended June 30, 2018, respectively.

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

As of June 30, 2019 and December 31, 2018, we had cash of $0.9 million and $6.2 million, respectively. Also, as of June 30, 2019 and December 31, 2018, we had restricted cash of $29.1 million and $39.5 million, respectively.

Our primary liquidity needs include providing capital to middle market portfolio companies, distributing our earnings to the holders of our common stock, servicing interest and principal payments on our various debt financing facilities and paying the fees and other operating expenses we incur as a publicly-traded, externally managed business development company. We believe that our existing cash and cash equivalents, available borrowings on our debt facilities and any cash received in the form of principal or interest payments from our investment portfolio as of June 30, 2019 would be sufficient to fund our anticipated liquidity needs through at least June 30, 2020.  In addition, we may, from time to time, amend or refinance our leverage facilities and borrowings, in order to, among other things, modify covenants or the interest rates payable and extend the reinvestment period or maturity date. However, our ability to access capital is subject to market conditions which may result in either capital not being available, or it may be available but only on unfavorable terms. To the extent we are not able to raise additional capital, or otherwise generate sufficient liquidity or are at or near target leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under the Investment Adviser’s allocation policy.

On April 30, 2019 the Board approved a distribution in the amount of $3.7 million, or $0.23 a share, which was paid on June 21, 2019 to stockholders of record as of June 7, 2019.

During the six months ended June 30, 2019, cash and restricted cash decreased by $15.7 million as a result of net cash used in operating activities of $47.8 million, offset by net cash provided by financing activities in the amount of $32.1 million.

During the six months ended June 30, 2019, cash used in operating activities was mainly driven by the purchase of new investments totaling $81.5 million and the payment for investments that were previously purchased but had not yet settled of $17.5 million. These were offset by repayments and sales of investments in the amount of $47.5 million. Net cash provided by financing activities primarily came from resulted from the receipt of net borrowing proceeds from the senior secured revolving notes under our $420.0 million 2018-2 CLO that closed on October 18, 2018, in the amount of $39.5 million, offset by $7.4 million of cash distributions paid to our stockholders.

During the six months ended June 30, 2018, cash and restricted cash increased by $14.3 million as a result of net cash provided by operating activities of $19.0 million, offset by net cash used in financing activities in the amount of $4.7 million.

During the six months ended June 30, 2018, cash provided by operating activities resulted mainly from purchases of investments of $121.9 million, offset by repayments and sales of investments in the amount of $111.5 million, net realized and unrealized gain on investments in the amount of $4.4 million and a net increase in the due to / from counterparties and affiliates of $19.8 million. Net cash used in financing activities resulted from cash distributions in the amount of $9.0 million and $5.7 million of repayments of the senior secured revolving notes of our $300.0 million collateralized loan obligation that closed on September 29, 2016, or the 2016-2 CLO, offset by $10.2 million of proceeds from borrowings by Garrison Capital SBIC LP, or Garrison SBIC.

As of June 30, 2019 and December 31, 2018, we had $4.3 million and $7.6 million, respectively, of unfunded commitments. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of, respectively, subject to the terms of each loan’s respective credit agreement.

Subject to leverage and borrowing base restrictions, as of June 30, 2019, we had approximately $2.5 million available for additional borrowings under the 2018-2 CLO, $10.0 million of available SBIC leverage and access to borrowing under our master repurchase agreement with Natixis Securities Americas LLC. As of December 31, 2018, we had approximately $42.0 million available for additional borrowings under the 2018-2 CLO and $10.0 million of available SBIC leverage subject to leverage and borrowing base restrictions. As of both June 30, 2019 and December 31, 2018, we retained all of the subordinated notes and $18.3 million of the Class B-R Notes under the 2018-2 CLO. The $18.3 million of Class B-R Notes remain available for us to sell in order to generate additional liquidity to the extent we determine market conditions would be favorable.

Portfolio Composition and Select Portfolio Information

As of June 30, 2019, we held investments in 100 portfolio companies with a fair value of $486.7 million. As of June 30, 2019, our portfolio had an average investment size of approximately $4.5 million and a weighted average contractual maturity of 53 months.

The following table shows select information of our portfolio for the periods from June 30, 2019 to June 30, 2018:

($ in millions, % based on fair value, unless otherwise noted)*	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Portfolio Summary:
Total portfolio, at fair value	$486.7	$480.9	$454.0	$383.0	$401.9
Total number of portfolio companies	100	99	93	77	71
Total number of investments	119	119	118	98	92
Average size of debt investments	$4.5	$4.6	$4.6	$4.6	$5.2
Weighted average price of debt investments	97.1	97.0	95.7	97.2	97.8

Portfolio Yields:(1)
Weighted average yield on debt investments at amortized cost(2)	8.9%	8.9%	9.1%	9.2%	9.5%
Weighted average yield on debt investments at fair value(2)	9.6%	9.4%	10.2%	9.6%	9.7%
Weighted average yield on total portfolio at amortized cost	8.5%	8.4%	8.5%	8.7%	9.1%
Weighted average yield on total portfolio at fair value	9.3%	9.1%	9.9%	9.1%	9.3%

Portfolio Structure:
First lien senior secured debt investments	96.1%	98.4%	98.3%	97.6%	97.9%
Equity and other investments	3.9%	1.6%	1.7%	2.4%	2.1%
Floating rate debt investments	99.9%	99.8%	99.7%	99.6%	99.5%
Fixed rate debt investments	0.1%	0.2%	0.3%	0.4%	0.5%

Portfolio Sourcing:
Originated(3)	23.1%	24.9%	25.3%	29.9%	34.9%
Club(4)	39.1%	41.3%	37.8%	35.0%	32.2%
Purchased(5)	37.8%	33.8%	36.9%	35.1%	32.9%

Portfolio Credit Quality:
Performing debt investments	99.3%	97.1%	99.5%	99.3%	98.8%
Non-accrual debt investments	0.7%	2.9%	0.5%	0.7%	1.2%
Weighted average debt/EBITDA of our portfolio companies(2)(6)	3.9	x	3.9	x	3.8	x	3.7	x	3.7	x
Weighted average risk rating of our debt investments	2.3	2.4	2.4	2.3	2.3

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

LIBOR Transition

Our investment portfolio is comprised primarily of floating rate loans for which the borrower has an option to choose whether the base rate is referenced to LIBOR or the prime rate.  In July 2017, the head of the United Kingdom Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of the LIBOR after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities.  If LIBOR ceases to exist, we may need to renegotiate with our portfolio companies the terms of certain credit agreements extending beyond 2021, which could have a material adverse effect on our business, financial condition and results of operations.   No renegotiation of the terms of the 2018-2 CLO will be required in the event LIBOR ceases to exist because the indenture includes procedures for the selection of a replacement reference rate under such circumstances.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2019 and December 31, 2018, we had $4.3 million and $7.6 million of outstanding commitments to fund such investments, respectively.

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

The following table shows the distribution of our investments on the 1 to 4 investment risk scale at fair value, excluding our interest in consumer loan portfolio and equity investments, as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019		As of December 31, 2018
($ in thousands)	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
Risk Rating 1	$12,740	2.7%	$26,431	5.9%
Risk Rating 2	297,763	63.8	260,914	58.6
Risk Rating 3	152,967	32.8	147,463	33.1
Risk Rating 4	3,383	0.7	10,585	2.4
	$466,853	100.0%	$445,393	100.0%

The weighted average risk rating of the portfolio was 2.3 and 2.4 as of June 30, 2019 and December 31, 2018, respectively.

 Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2019 is as follows:

	Payments Due by Period
($ in thousands)	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
2018-2 CLO	$—	$—	$—	$291,250	$291,250
SBIC Borrowings	—	—	—	60,000	60,000
Total contractual obligations	$—	$—	$—	$351,250	$351,250

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

Non-accrual loans: The Company accrues interest income based on the contractual interest terms of its investments if it expects that it will ultimately be able to collect it. Generally, when management believes that the issuer of the loan will not be able to service the loan, the Investment Adviser will place the loan on non-accrual status and the Company will cease recognizing interest income on that loan. However, the Company remains contractually entitled to this interest.  The Company may restore an investment to accrual status when past due principal and interest payments are made or if the interest income is otherwise deemed to be collectible by the Investment Adviser. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of both June 30, 2019 and December 31, 2018, the Company had one investment on non-accrual status.

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

Market comparable companies – This valuation technique determines the total enterprise value of a company by assessing the expected multiple that a market participant would apply to that company’s earnings before interest, taxes, depreciation and amortization, or EBITDA, revenue or other collateral that secures the investment. These valuation multiples are typically determined based on reviewing market comparable transactions or other comparable publicly traded companies, if any. The resulting enterprise value will dictate whether or not our debt investment has adequate enterprise value coverage. In instances where the enterprise value is inadequate, the market comparable companies approach may be used to estimate a recovery value for our credit-impaired debt investments.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the period covered by our financial statements, the majority of the loans in our portfolio had floating interest rates, and we expect that our loans in the future will also have floating interest rates. As of June 30, 2019 and December 31, 2018, 99.9% and 99.7%, respectively, of the outstanding principal amount of our debt investments bore interest at floating rates. These loans usually have floating interest rates based on the London Interbank Offer Rate, or LIBOR, and typically have interest rate re-set provisions that adjust applicable LIBOR under such loans to current market rates on a regular basis. In addition, the 2018-2 CLO has a floating interest rate provision based on a cost of funds that approximates LIBOR and we expect that any other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited consolidated statement of financial condition as of June 30, 2019 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	(Decrease)/increase	(Decrease)/increase	Net (decrease)/increase
Change in interest rates ($ in thousands)	in interest income	in interest expense	in investment income
Down 50 basis points	$(2,373)	$(1,456)	$(917)
Down 25 basis points	(1,186)	(728)	(458)
Up 25 basis points	1,186	728	458
Up 50 basis points	2,373	1,456	917
Up 100 basis points	4,762	2,913	1,849
Up 200 basis points	9,523	5,825	3,698

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

Garrison Capital Inc.

Dated: August 9, 2019	By	/s/ Joseph Tansey

Joseph Tansey
Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2019	By	/s/ Daniel Hahn

Daniel Hahn
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Dated: August 9, 2019	By	/s/ Brian Chase

Brian Chase
Chief Operating Officer and Director