Form 10-Q
period 2019-09-30
Garrison Capital Inc.
filed 2019-11-12
CIK 1509892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	GARS	The Nasdaq Stock Market LLC

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

As of November 8, 2019 the Registrant had 16,049,352 shares of common stock, $0.001 par value, outstanding.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Financial Condition

($ in thousands, except share and per share amounts)

Part I. Financial Information

Item 1. Financial Statements

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Cash	$1,134	$6,191
Restricted cash	16,333	39,531
Due from counterparties	79	58
Due from affiliate	43	—
Investments, at fair value
Non-control/non-affiliate investments (amortized cost of $474,668 and $466,500, respectively)	458,363	452,347
Non-control/affiliate investments (amortized cost of $3,685 and $3,715, respectively)	1,480	1,630
Control/affiliate investments (amortized cost of $11,209 and $0, respectively)	—	—
Accrued interest receivable	3,219	2,585
Other assets	1,061	1,624
Total assets	$481,712	$503,966

Liabilities
Due to counterparties	$1,472	$23,390
Debt (Note 4)	330,607	307,492
Management fee payable (Note 5)	1,652	49
Incentive fee payable (Note 5)	255	271
Administrator fee payable (Note 5)	284	—
Accrued interest payable	1,462	3,040
Accrued expenses and other payables	804	812
Total liabilities	$336,536	$335,054

Commitments and contingencies (Note 9)

Net assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 16,758,779 shares issued and 16,049,352 shares outstanding as of both September 30, 2019 and December 31, 2018	$17	$17
Paid-in-capital in excess of par	249,124	249,124
Total distributable earnings/(loss)	(103,965)	(80,229)
Total net assets	145,176	168,912
Total liabilities and net assets	$481,712	$503,966

Shares of common stock outstanding	16,049,352	16,049,352
Net asset value per share	$9.04	$10.52

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

September 30, 2019 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Equity Investments
Building Products
Valterra Products Holdings, LLC, Class A LLC Units	N/A	N/A	N/A	N/A	185,847	$186	$784	0.54%
Valterra Products Holdings, LLC, Class B LLC Units	N/A	N/A	N/A	N/A	20,650	21	87	0.06
						207	871	0.60

Commercial Services and Supplies
Faraday Holdings, LLC, LLC Units	N/A	N/A	N/A	N/A	2,752	140	723	0.50
						140	723	0.50

Healthcare Equipment and Services
Juniper TGX Investment Partners, LLC, LLC Units	N/A	N/A	N/A	N/A	3,146	671	3,336	2.30
						671	3,336	2.30

Household Products and Durables
Oneida Group Inc., Common Stock	N/A	N/A	N/A	N/A	1,085,565	4,160	1,591	1.10
						4,160	1,591	1.10

Diversified Financial Services
Prosper Marketplace, Inc., Series B Preferred Stock⁽¹⁾⁽²⁾	N/A	N/A	N/A	N/A	912,865	551	640	0.44
						551	640	0.44

Total Equity Investments						$5,729	$7,161	4.94%

Debt Investments
Aerospace and Defense
Constellis Holdings, LLC, Term Loan*	2.26%	5.00%	7.26%	4/22/2024	3,338	$3,294	$1,941	1.34%
McNally Industries, LLC, Delayed Draw Term Loan**	2.12%	6.00%	8.12%	7/24/2024	28	27	27	0.02
McNally Industries, LLC, Revolver**	2.12%	6.00%	8.12%	7/24/2024	6	6	6	—
McNally Industries, LLC, Term Loan**	2.12%	6.00%	8.12%	7/24/2024	6,900	6,800	6,800	4.68
Novetta Solutions, Term Loan*	2.05%	5.00%	7.05%	10/17/2022	1,969	1,935	1,923	1.32
Peraton Corp. (fka MHVC Acquisition Corp.), Initial Term Loan (First Lien)*	2.05%	5.25%	7.30%	4/29/2024	1,319	1,316	1,306	0.90
						13,378	12,003	8.26

Air Freight and Logistics
Gruden Acquisition, Inc., Term Loan (First Lien)*	2.10%	5.50%	7.60%	8/18/2022	2,446	2,429	2,434	1.68
Kane is Able, Inc., Term Loan**	2.13%	7.00%	9.13%	3/13/2024	6,504	6,384	6,381	4.40
						8,813	8,815	6.08

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

September 30, 2019 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Debt Investments (continued)
Auto Components
Challenge Mfg. Company, LLC, Term Loan B*	2.05%	7.00%	9.05%	4/20/2022	7,569	$7,519	$7,531	5.19%
GC EOS Buyer, Inc., Initial Term Loan (First Lien)*	2.09%	4.50%	6.59%	8/1/2025	3,465	3,457	3,387	2.33
Holley Purchaser, Inc., Term Loan*	2.26%	5.00%	7.26%	10/24/2025	6,570	6,480	6,390	4.40
Shipston Equity Holdings, LLC, Term Loan*⁽⁴⁾	2.32%	6.94%	9.26%	9/28/2023	5,847	5,800	5,798	3.99
Winter Park Intermediate, Inc., Initial Term Loan (First Lien)*	2.04%	4.75%	6.79%	4/4/2025	2,631	2,607	2,576	1.77
						25,863	25,682	17.68

Building Products
Global Integrated Flooring Systems Inc. (Camino Systems, Inc.), Term Loan**	2.12%	8.25%	10.37%	2/15/2023	6,638	6,548	6,107	4.21
Janus International Group, LLC, Tranche B-2 Term Loan*	2.04%	4.50%	6.54%	2/12/2025	2,221	2,191	2,232	1.54
						8,739	8,339	5.75

Chemicals
Aristech Surfaces LLC, Term Loan B*	2.13%	7.00%	9.13%	10/17/2019	8,801	8,800	8,801	6.06
Ascensus Specialties LLC, Term Loan (First Lien)*	2.04%	4.75%	6.79%	9/24/2026	1,721	1,712	1,712	1.18
PeroxyChem, Term Loan*	2.06%	5.00%	7.06%	10/1/2024	860	856	856	0.59
Q Holding Company (fka Lexington Precision Corporation), Term B Loan (2019)*	2.04%	5.00%	7.04%	12/29/2023	2,409	2,397	2,391	1.65
						13,765	13,760	9.48

Commercial Services and Supplies
Del Mar Recovery Solutions, Inc., Term Loan**	2.05%	8.50%	10.55%	6/28/2021	7,553	7,507	7,553	5.20
DMT Solutions Global Corporation, Initial Term Loan*	2.04%	7.00%	9.04%	7/2/2024	6,837	6,675	6,632	4.57
Interior Logic Group, Initial Term Loan*	2.10%	4.00%	6.10%	5/30/2025	6,462	6,435	6,348	4.37
Staples, Inc., 2019 Refinancing New Term B-1 Loan*	2.12%	5.00%	7.12%	4/16/2026	2,993	2,965	2,948	2.03
VIP Cinema Holdings, Inc., Initial Term Loan (First Lien)*	2.12%	8.00%	10.12%	3/1/2023	4,869	4,858	3,652	2.52
						28,440	27,133	18.69

Construction and Engineering
Brand Energy & Infrastructure Services, Inc., Term Loan*	2.26%	4.25%	6.51%	6/21/2024	1,983	1,918	1,934	1.33
GeoStabilization International, Term Loan*	2.04%	5.25%	7.29%	12/19/2025	3,332	3,302	3,315	2.28
QualTek USA, LLC, Term Loan*	2.26%	5.75%	8.01%	7/18/2025	5,848	5,753	5,697	3.92
						10,973	10,946	7.53

Containers and Packaging
Ball Metalpack Finco LLC, Term Loan*	2.12%	4.50%	6.62%	7/31/2025	544	542	510	0.35
Klockner Pentaplast of America, Inc., Term Loan*⁽¹⁾	2.04%	4.25%	6.29%	6/30/2022	4,594	4,489	4,055	2.79
						5,031	4,565	3.14

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

September 30, 2019 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Debt Investments (continued)
Diversified Financial Services
Acrisure, LLC, Term Loan*	2.10%	4.25%	6.35%	11/22/2023	1,485	$1,476	$1,474	1.02%
AIS Holdco, LLC, Term Loan*	2.26%	5.00%	7.26%	8/15/2025	2,647	2,636	2,568	1.77
PlanMember Financial Corporation, Term Loan*⁽¹⁾	3.00%	5.00%	8.00%	6/21/2024	1,090	1,080	1,088	0.75
						5,192	5,130	3.54

Diversified Telecommunication Services
Fusion Connect, Inc., DIP Loan*⁽¹⁾	2.04%	10.00%	12.04%	10/7/2019	741	741	741	0.51
Fusion Connect, Inc., Tranche B Term Loan (First Lien)*⁽¹⁾⁽³⁾⁽⁵⁾	5.00%	6.50%	11.50% PIK	5/4/2023	7,864	7,410	5,414	3.73
KORE Wireless Group Inc., Term B Loan*	2.10%	5.50%	7.60%	12/20/2024	8,198	8,127	8,116	5.59
Onvoy, LLC, Term Loan*	2.04%	4.50%	6.54%	2/12/2024	2,961	2,955	2,450	1.69
U.S. Telepacific Corp., Term Loan B*	2.10%	5.00%	7.10%	5/2/2023	7,190	7,149	6,983	4.81
						26,382	23,704	16.33

Electrical Equipment
Energy Acquisition LP, Initial Term Loan (First Lien)*	2.10%	4.25%	6.35%	6/26/2025	4,950	4,934	4,405	3.03
Luminii LLC, Term Loan**	2.32%	6.25%	8.57%	4/11/2023	7,226	7,183	7,177	4.94
Verifone Systems, Inc., Term Loan*	2.14%	4.00%	6.14%	8/20/2025	1,985	1,985	1,893	1.30
						14,102	13,475	9.27

Energy Equipment and Services
BJ Services, LLC, Term Loan*	2.32%	7.00%	9.32%	1/3/2023	6,614	6,559	6,557	4.52
NGS US FinCo, LLC, Term Loan*	2.04%	4.25%	6.29%	10/1/2025	2,695	2,683	2,688	1.85
						9,242	9,245	6.37

Food Products
Gold Coast Bakeries, LLC, Delayed Draw Term Loan**⁽⁵⁾	2.06%	5.75%	7.81%	11/29/2019	297	297	174	0.12
Gold Coast Bakeries, LLC, Revolver*⁽⁵⁾	2.04%	5.75%	7.79%	9/27/2022	2,771	2,771	2,771	1.91
Gold Coast Bakeries, LLC, Term Loan**⁽⁵⁾	2.04%	5.75%	7.79%	9/27/2022	9,379	9,303	5,504	3.79
Mother's Market & Kitchen, Inc, Term Loan**⁽⁴⁾	2.05%	6.22%	8.27%	7/26/2023	7,189	7,107	7,103	4.89
Quirch Foods Holdings, LLC, Initial Term Loan*	2.26%	6.00%	8.26%	12/19/2025	4,544	4,503	4,521	3.11
US Salt, LLC, Initial Term Loan*⁽¹⁾	2.04%	4.75%	6.79%	1/16/2026	1,333	1,321	1,338	0.92
						25,302	21,411	14.74

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

September 30, 2019 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Debt Investments (continued)
Healthcare Equipment and Services
AC Merger Sub, Inc. (Analogic), Revolver*	2.04%	6.00%	8.04%	6/22/2023	32	$32	$31	0.02%
AC Merger Sub, Inc. (Analogic), Term Loan*	2.04%	6.00%	8.04%	6/24/2024	8,496	8,429	8,426	5.80
ActivStyle, Inc., Term Loan**	2.38%	7.50%	9.88%	7/9/2020	9,786	9,759	9,786	6.74
Athos Merger Sub, LLC (ArisGlobal), Term Loan*	2.26%	5.00%	7.26%	7/31/2026	1,343	1,329	1,329	0.92
Community Care Health Network, LLC, Term Loan*	2.04%	4.75%	6.79%	2/18/2025	1,382	1,380	1,375	0.95
LifeScan Global Corp., Term Loan*	2.66%	6.00%	8.66%	10/1/2024	3,563	3,456	3,204	2.21
Maxor Acquisition, Inc., Term Loan*	2.10%	5.50%	7.60%	11/22/2023	8,877	8,816	8,811	6.07
SSC (Lux) Limited Sarl (Surgical Specialties), Term Loan*⁽¹⁾	2.03%	5.00%	7.03%	5/6/2025	4,397	4,356	4,353	3.00
Theragenics Corporation, Term Loan**	2.12%	8.00%	10.12%	5/31/2024	8,775	8,724	8,775	6.04
						46,281	46,090	31.75

Hotels, Restaurants and Leisure
Bravo Brio Restaurant Group, Inc., Term Loan*⁽⁴⁾	2.05%	6.84%	8.89%	5/24/2023	8,302	8,212	7,887	5.43
CircusTrix Holdings, LLC, Term Loan B*	2.04%	5.50%	7.54%	12/16/2021	5,940	5,906	5,904	4.07
HRI Holding Corp. (Houlihans Restaurants), Term Loan*⁽⁵⁾	5.00%	7.25%	12.25%	12/17/2020	6,247	6,209	4,810	3.31
						20,327	18,601	12.81

Household Products and Durables
Brown Jordan International Inc., Term Loan*	2.04%	5.00%	7.04%	1/31/2023	5,713	5,688	5,420	3.73
Comfort Holding, LLC (Innocor, Inc.), Term Loan*	2.04%	4.75%	6.79%	2/5/2024	2,962	2,877	2,925	2.01
CR Brands, Inc., Term Loan⁽³⁾	2.11%	11.25%	13.36% PIK	10/31/2019	6,576	6,576	6,576	4.53
NBG Acquisition Inc., Term Loan*	2.10%	5.50%	7.60%	4/26/2024	5,676	5,622	5,045	3.48
University Furnishings, L.P., Term Loan***⁽⁴⁾	2.33%	7.24%	9.57%	10/13/2022	10,830	10,738	10,830	7.46
						31,501	30,796	21.21

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

September 30, 2019 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Debt Investments (continued)
Internet Software and Services
Aptos, Inc., Initial Term Loan (First Lien)*	2.20%	5.50%	7.70%	7/23/2025	7,755	$7,691	$7,607	5.24%
BMC Software Finance, Inc., Initial Term Loan*	2.04%	4.25%	6.29%	10/2/2025	2,978	2,956	2,861	1.97
ConvergeOne Holdings, Inc., Initial Term Loan (First Lien)*	2.04%	5.00%	7.04%	1/4/2026	2,196	2,115	1,963	1.35
Corel Corporation (Corel Inc.), Initial Term Loan (First Lien)*⁽¹⁾	2.09%	5.00%	7.09%	7/2/2026	3,085	2,919	2,981	2.05
ECi Macola/MAX Holding, LLC, Initial Term Loan*	2.10%	4.25%	6.35%	9/27/2024	559	557	556	0.38
Emtec Global Services Holdings, LLC, Revolver⁽³⁾⁽⁵⁾	2.12%	16.25%	18.37% PIK	11/30/2020	521	522	366	0.25
Emtec Global Services Holdings, LLC, Term Loan**⁽³⁾⁽⁵⁾	2.12%	16.25%	18.37% PIK	11/30/2020	4,364	3,810	3,060	2.11
Exela Intermediate LLC, 2018 Term Loan (First Lien)*⁽¹⁾	2.35%	6.50%	8.85%	7/12/2023	5,717	5,654	3,502	2.41
HDC/HW Intermediate Holdings, LLC, Revolver*	2.11%	7.50%	9.61%	12/21/2023	411	410	402	0.28
HDC/HW Intermediate Holdings, LLC, Term Loan*	2.11%	7.50%	9.61%	12/21/2023	6,647	6,535	6,514	4.49
Intermedia Holdings, Inc., Term Loan*	2.04%	6.00%	8.04%	7/21/2025	2,730	2,711	2,726	1.88
Ivanti Software, Inc. (fka LANDesk Group, Inc.), Term Loan (First Lien)*	2.05%	4.25%	6.30%	1/20/2024	3,671	3,652	3,655	2.52
Lionbridge Technologies, Inc., Initial Term Loan (First Lien)*	2.04%	5.50%	7.54%	2/28/2024	3,178	3,177	3,178	2.19
Newscycle Solutions, Inc., Delayed Draw Term Loan*	2.10%	7.00%	9.10%	12/29/2022	761	761	750	0.52
Newscycle Solutions, Inc., Revolver	2.05%	7.00%	9.05%	12/29/2022	548	548	541	0.37
Newscycle Solutions, Inc., Term Loan*	2.04%	7.00%	9.04%	12/29/2022	8,318	8,210	8,202	5.65
Orbit Purchaser LLC (Orion), Delayed Draw Term Loan*	2.14%	4.50%	6.64%	10/21/2024	755	748	748	0.52
Orbit Purchaser LLC (Orion), Incremental Term Loan*	2.14%	4.50%	6.64%	10/21/2024	1,559	1,545	1,546	1.06
Orbit Purchaser LLC (Orion), Term Loan*	2.32%	4.50%	6.82%	10/21/2024	2,581	2,559	2,558	1.76
Perforce Software, Inc., Term Loan (First Lien)*	2.04%	4.50%	6.54%	7/1/2026	2,679	2,666	2,676	1.84
Quest Software US Holdings Inc., Term Loan*	2.26%	4.25%	6.51%	5/16/2025	2,260	2,245	2,228	1.53
RA Outdoors LLC (Active Network), Term Loan*	2.04%	4.75%	6.79%	9/11/2024	7,823	7,766	7,763	5.35
Travelport Finance (Luxembourg) S.Ã r.l., Term Loan*⁽¹⁾	2.10%	5.00%	7.10%	5/29/2026	2,648	2,599	2,387	1.64
Vero Parent, Inc. (fka Syncsort Incorporated), Initial Term Loan (First Lien)*	2.04%	4.50%	6.54%	8/16/2024	4,841	4,786	4,793	3.30
						77,142	73,563	50.66

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

September 30, 2019 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Debt Investments (continued)
Leisure Products
Bass Pro Group, LLC, Initial Term Loan*	2.04%	5.00%	7.04%	9/25/2024	7,120	$7,086	$6,846	4.72%
Playpower, Inc., Initial Term Loan*	2.10%	5.50%	7.60%	5/8/2026	5,276	5,226	5,269	3.63
						12,312	12,115	8.35

Machinery
Pueblo Mechanical and Controls, LLC, Term Loan**	2.32%	6.00%	8.32%	12/21/2022	5,000	4,951	4,951	3.41
						4,951	4,951	3.41

Media
Project Sunshine IV Pty Ltd, 2017 Incremental Term Loan*⁽¹⁾	2.04%	7.00%	9.04%	8/22/2022	1,724	1,709	1,715	1.18
						1,709	1,715	1.18

Metals and Mining
Alchemy US Holdco 1, LLC (Kymera), Initial Term Loan*	2.04%	5.50%	7.54%	10/10/2025	2,164	2,136	2,131	1.47
						2,136	2,131	1.47

Pharmaceuticals
Akorn, Inc., Loan*⁽¹⁾⁽³⁾	2.06%	6.25% Cash + 0.75% PIK	8.31% Cash + 0.75% PIK	4/16/2021	2,006	1,985	1,848	1.27
RiteDose Holdings I, Inc., Term Loan*	2.32%	6.50%	8.82%	9/13/2023	7,917	7,838	7,866	5.42
						9,823	9,714	6.69

Professional Services
Institutional Shareholder Services Inc., Initial Term Loan (First Lien)*	2.10%	4.50%	6.60%	3/5/2026	4,830	4,786	4,758	3.28
Signify Health, LLC (fka Chloe Ox Parent, LLC), Term Loan*	2.10%	4.50%	6.60%	12/23/2024	1,861	1,847	1,849	1.27
						6,633	6,607	4.55

Retail
Sundance Holdings Group, LLC, Term Loan*⁽⁴⁾	2.14%	6.66%	8.80%	5/1/2024	6,717	6,661	6,659	4.59
						6,661	6,659	4.59

Semiconductors and Semiconductor Equipment
Ultra Clean Holdings, Inc., Term B Loan*⁽¹⁾	2.04%	4.50%	6.54%	8/27/2025	2,453	2,422	2,386	1.64
						2,422	2,386	1.64

Technology Hardware, Storage and Peripherals
Electronics For Imaging, Inc., Initial Term Loan (First Lien)*	2.10%	5.00%	7.10%	7/23/2026	2,204	2,097	2,050	1.41
Elo Touch Solutions, Inc., Term B Loan (First Lien)*	2.03%	6.50%	8.53%	12/15/2025	2,965	2,834	2,939	2.02
						4,931	4,989	3.43

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

September 30, 2019 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Debt Investments (continued)
Textiles, Apparel and Luxury Goods
Centric Brands Inc., Term Loan*⁽¹⁾⁽⁴⁾	2.26%	6.00%	8.26%	10/30/2023	7,726	$7,629	$7,626	5.25%
Champ Acquisition Corp., Initial Term Loan (First Lien)*⁽⁴⁾	2.10%	5.50%	7.60%	12/19/2025	3,090	3,008	3,082	2.12
Keeco Holdings, LLC, Term Loan*	2.05%	7.75%	9.80%	3/15/2024	5,711	5,649	5,648	3.89
Triangle Home Fashions, LLC, Term Loan**⁽⁴⁾	2.05%	7.19%	9.24%	3/9/2023	10,500	10,374	10,500	7.23
						26,660	26,856	18.49

Trading Companies and Distributors
Cook & Boardman Group, LLC, The, Initial Term Loan*	2.62%	5.75%	8.37%	10/17/2025	3,677	3,645	3,640	2.51
LJ Ruby Holdings, LLC, Initial Term Loan (First Lien)*⁽¹⁾	2.13%	5.00%	7.13%	8/26/2026	3,078	3,018	3,016	2.08
						6,663	6,656	4.59

Transportation Services
Airxcel, Inc., Term Loan*	2.04%	4.50%	6.54%	4/28/2025	988	985	948	0.65
PS Holdco, LLC, Term Loan*	2.04%	4.75%	6.79%	3/13/2025	7,427	7,400	7,176	4.94
Sirva Worldwide, Term Loan*	2.09%	5.50%	7.59%	8/4/2025	5,338	5,282	5,151	3.55
						13,667	13,275	9.14

Total Debt Investments						$469,041	$451,312	310.82%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

September 30, 2019 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Unfunded Commitments
Aerospace and Defense
McNally Industries, LLC, Delayed Draw Term Loan**	N/A	1.00%	1.00%	7/24/2024	23	$—	$—	—%
McNally Industries, LLC, Revolver**⁽⁶⁾	N/A	0.50%	0.50%	7/24/2024	44	—	(1)	—
						—	(1)	—

Building Products
Global Integrated Flooring Systems Inc. (Camino Systems, Inc.), Revolver	N/A	0.75%	0.75%	2/15/2023	43	—	—	—
						—	—	—

Commercial Services and Supplies
Del Mar Recovery Solutions, Inc., Revolver	N/A	0.75%	0.75%	6/28/2021	990	(6)	—	—
						(6)	—	—

Electrical Equipment
Luminii LLC, Revolver*⁽⁶⁾	N/A	0.50%	0.50%	4/11/2023	515	—	(4)	—
						—	(4)	—

Food Products
Gold Coast Bakeries, LLC, Delayed Draw Term Loan**⁽⁵⁾⁽⁶⁾	N/A	0.00%	0.00%	11/29/2019	99	—	(41)	(0.03)
						—	(41)	(0.03)

Healthcare Equipment and Services
AC Merger Sub, Inc. (Analogic), Revolver*⁽⁶⁾	N/A	0.50%	0.50%	6/22/2023	286	—	(2)	—
Maxor Acquisition, Inc., Revolver*⁽⁶⁾	N/A	0.50%	0.50%	11/22/2022	585	(4)	(4)	—
						(4)	(6)	—

Internet Software and Services
Emtec Global Services Holdings, LLC, Revolver⁽⁵⁾⁽⁶⁾	N/A	0.00%	0.00%	11/30/2020	159	(67)	(48)	(0.03)
Newscycle Solutions, Inc., Revolver⁽⁶⁾	N/A	0.50%	0.50%	12/29/2022	137	(9)	(2)	—
HDC/HW Intermediate Holdings, LLC, Revolver*⁽⁶⁾	N/A	1.00%	1.00%	12/21/2023	259	(11)	(5)	—
						(87)	(55)	(0.03)

Pharmaceuticals
RiteDose Holdings I, Inc., Revolver*⁽⁶⁾	N/A	0.50%	0.50%	9/13/2023	537	(5)	(3)	—
						(5)	(3)	—

Total Unfunded Commitments						$(102)	$(110)	(0.06)%

Total Non-Control/Non-Affiliate Investments						$474,668	$458,363	315.70%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

September 30, 2019 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Affiliate Investments
Common Equity
Oil, Gas and Consumable Fuels
Cochon – MWS Holdings LLC (fka Rooster Energy Ltd.), LLC Units	N/A	N/A	N/A	N/A	99	$3,685	$1,480	1.02%
						3,685	1,480	1.02

Total Common Equity						$3,685	$1,480	1.02%

Total Non-Control/Affiliate Investments						$3,685	$1,480	1.02%

Control/Affiliate Company Investments
Common Equity
Leisure Products
GIG Co Holdings LLC (fka Confluence Outdoor, LLC)	N/A	N/A	N/A	N/A	11,209	$11,209	$—	0.00%
						11,209	—	—

Total Common Equity						$11,209	$—	0.00%

Total Control/Affiliate Company Investments						$11,209	$—	0.00%

Total Investments						$489,562	$459,843	316.72%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

September 30, 2019 (unaudited)

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

(1)

Not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”).  Under the 1940 Act, Garrison Capital Inc. (the “Company”) may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of September 30, 2019, 91.1% of the Company’s assets were qualifying assets.

(2)	Net of a profits interest payable to a third party upon any subsequent sales of Prosper Marketplace Series B Preferred Stock.
(3)	Interest is payable in cash, and/or payment-in-kind (“PIK”), or a combination thereof.
(4)

Investment is structured as a unitranche loan in which the Company holds the last out component. As a result, in addition to the interest earned on the stated base rate and spread of this investment, the Company received additional interest during the nine months ended September 30, 2019 due to an arrangement between the Company and certain other lenders to the portfolio company. The additional interest received during the quarter has been annualized and included in the spread disclosed for this investment.

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

All debt investments were income producing as of September 30, 2019, unless otherwise noted. Common and preferred equity investments are non income-producing unless otherwise noted.

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

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

($ in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Investment income
From non-control/non-affiliate investments
Interest income	$9,283	$8,184	$28,806	$25,377
Payment-in-kind	219	678	1,248	1,977
Other income	211	450	592	1,868
Total investment income	9,713	9,312	30,646	29,222

Expenses
Interest expense	3,625	2,981	11,212	8,285
Management fee	1,652	1,504	4,955	4,516
Incentive fee	—	—	832	—
Professional fees	289	326	995	918
Directors' fees	76	76	235	229
Administrator expenses	323	341	1,023	932
Other expenses	325	363	1,250	1,310
Total expenses	6,290	5,591	20,502	16,190
Net investment income before excise taxes	3,423	3,721	10,144	13,032
Excise tax expense	—	(13)	—	—
Net investment income	3,423	3,734	10,144	13,032

Realized and unrealized (losses)/gains
Net realized gain/(loss) on investments
Non-control/non-affiliate investments	151	(27)	(9,347)	(286)
Non-control/affiliate investments	—	—	—	—
Control/affiliate investments	—	—	—	—
Net change in unrealized loss on investments
Non-control/non-affiliate investments	(8,831)	(2,220)	(2,131)	(4,973)
Non-control/affiliate investments	—	—	(120)	(1,414)
Control/affiliate investments	(11,209)	—	(11,209)	—
Net realized and unrealized loss on investments	(19,889)	(2,247)	(22,807)	(6,673)

Net (decrease)/increase in net assets resulting from operations	$(16,466)	$1,487	$(12,663)	$6,359

Net investment income per common share	$0.21	$0.23	$0.63	$0.81
Net (decrease)/increase in net assets resulting from operations per common share	$(1.03)	$0.09	$(0.79)	$0.40
Basic weighted average common shares outstanding	16,049,352	16,049,352	16,049,352	16,049,352

Dividends and distributions declared per common share	$0.23	$0.28	$0.69	$0.84

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

($ in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Increase in net assets from operations:
Net investment income	$3,423	$3,734	$10,144	$13,032
Net realized gain/(loss) on investments	151	(27)	(9,347)	(286)
Net change in unrealized loss on investments	(20,040)	(2,220)	(13,460)	(6,387)
Net (decrease)/increase in net assets resulting from operations	(16,466)	1,487	(12,663)	6,359

Dividends and distributions to stockholders:
From net investment income	(3,691)	(4,494)	(11,073)	(13,482)
Total dividends and distributions to stockholders	(3,691)	(4,494)	(11,073)	(13,482)

Total decrease in net assets	(20,157)	(3,007)	(23,736)	(7,123)
Net assets at beginning of period	165,333	183,542	168,912	187,658
Net assets at end of period	$145,176	$180,535	$145,176	$180,535
Net asset value per share	$9.04	$11.25	$9.04	$11.25
Shares of common stock outstanding at end of period	16,049,352	16,049,352	16,049,352	16,049,352

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

($ in thousands, except share and per share amounts)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities
Net (decrease)/increase in net assets resulting from operations	$(12,663)	$6,359
Adjustments to reconcile net (decrease)/increase in net assets resulting from operations to net cash (used in)/provided by operating activities:
Net accretion of discounts on investments	(936)	(975)
Payment-in-kind	(1,189)	(1,051)
Amortization of deferred debt issuance costs and discounts on notes payable	371	336
Net realized loss on investments	9,347	286
Net change in unrealized loss on investments	13,460	6,387
Purchases of investments	(109,889)	(172,581)
Paydowns of investments	61,790	178,873
Sales of investments	21,551	825
Changes in operating assets and liabilities:
(Increase)/decrease in due from counterparties	(20)	3,223
(Increase)/decrease in due from affiliates	(43)	509
(Increase)/decrease in accrued interest receivable	(634)	1,365
Decrease/(increase) in other assets	187	(96)
(Decrease)/increase in due to counterparties	(21,918)	13,120
Increase in payables to affiliates	1,871	1,649
Decrease in accrued interest payable	(1,578)	(77)
(Decrease)/increase in accrued expenses and other payables	(7)	82
Net cash (used in)/provided by operating activities	(40,300)	38,234

Cash flows from financing activities
Distributions paid to stockholders	(11,073)	(13,482)
Payments for financing costs	(102)	(247)
Proceeds from short-term borrowings	2,020	—
Net proceeds/(repayments on) from senior secured revolving note	17,000	800
Proceeds from Garrison SBIC borrowings	4,200	10,200
Net cash provided by/(used in) financing activities	12,045	(2,729)

Net (decrease)/increase in cash and restricted cash	(28,255)	35,505
Cash and restricted cash at beginning of period	45,722	19,516
Cash and restricted cash at end of period	$17,467	$55,021

Supplemental disclosure of cash flow information
Non-cash conversion of senior secured revolving note to term note	$25,000	$—
Cash paid for interest expense	$12,529	$8,274
Non-cash restructuring of portfolio investment	$10,211	$4,112

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

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

The Company’s business and affairs are managed and controlled by the Company’s board of directors (the “Board”). The majority of the members of the Board are independent of the Company and its affiliates. Our investment activities and day-to-day operations are managed by Garrison Capital Advisers, LLC (the “Investment Adviser”), and Garrison Capital Administrator, LLC (the “GARS Administrator”) provides the Company with certain administrative services necessary to conduct our day-to-day operations. We are organized as a holding company and conduct our business primarily through our various subsidiaries.

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

September 30, 2019

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

As a result, as of September 30, 2019 GARS has consolidated the results of Garrison Funding 2018-2 Ltd. (“GF 2018-2” formerly, Garrison Funding 2016-2 Ltd.), Garrison Funding 2018-2 LLC (formerly Garrison Funding 2016-2 LLC), Garrison Capital SBIC LP (“Garrison SBIC”), Garrison Capital PL Holdings LLC, GIG Co Holdings LLC, GIG Rooster Holdings I LLC and a series of limited liability companies that GARS created primarily to provide specific tax treatment for the equity and other investments held in these limited liability companies.

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

Cash and Cash Equivalents

As of September 30, 2019 and December 31, 2018, cash held in designated bank accounts with Deutsche Bank Trust Company Americas (the “Custodian”) was $1.0 million and $6.0 million, respectively. Cash held in designated bank accounts with other major financial institutions was $0.1 million and $0.1 million as of September 30, 2019 and December 31, 2018, respectively. At times, these balances may exceed federally insured limits and this potentially subjects the Company to a concentration of credit risk. The Company believes it is not exposed to any significant credit risk associated with the Custodian.

The Company defines cash equivalents as highly liquid financial instruments with original maturities of three months or less, including those held in overnight sweep bank deposit accounts. As of both September 30, 2019 and December 31, 2018, the Company held no cash equivalents.

Cash and Cash Equivalents, Restricted

Restricted cash as of September 30, 2019 and December 31, 2018 included cash of $16.3 million and $39.5 million, respectively, held by GF 2018-2 and Garrison SBIC in designated bank accounts with the Custodian. The CLOs, as defined in Note 4, are required to use a portion of their cash to pay interest expense, reduce borrowings at the end of the investment period and to pay other amounts in accordance with the terms of the indenture governing the CLOs. Cash held with Garrison SBIC is typically restricted to eligible small business investment company (“SBIC”) investments and the payment of U.S. Small Business Administration (“SBA”) debentures and interest expense.  As a result, funds held by GF 2018-2 and Garrison SBIC are not available for general use by the Company.

As of both September 30, 2019 and December 31, 2018, the Company held no restricted cash equivalents.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

2. Significant Accounting Policies and Recent Updates – (continued)

Revenue Recognition

In general, we generate revenue on our investments that primarily consists of interest income, fee income, dividend income and gains and losses.

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

September 30, 2019

2. Significant Accounting Policies and Recent Updates – (continued)

Non-accrual loans: The Company accrues interest income based on the contractual interest terms of its investments if it expects that it will ultimately be able to collect it. Generally, when management believes that the issuer of the loan will not be able to service the loan, the Investment Adviser will place the loan on non-accrual status and the Company will cease recognizing interest income on that loan. However, the Company remains contractually entitled to this interest. The Company may restore an investment to accrual status when past due principal and interest payments are made or if the interest income is otherwise deemed to be collectible by the Investment Adviser.  The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2019, the Company had four investments on non-accrual status. As of December 31, 2018, the Company had one investment on non-accrual status.

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

Our investments include debt investments (both funded and unfunded, “Senior Secured Investments”), preferred and minority common equity investments of diversified companies (“Equity Investments”) and a portfolio of unsecured small balance consumer loans (“Financial Assets”). Due to the nature of the Company’s strategy, the Company’s portfolio is primarily comprised of relatively illiquid investments that are privately held. Inputs into the determination of fair value of the Company’s portfolio investments require significant management judgment or estimation. This means that the Company’s portfolio valuations are based on unobservable inputs and the Investment Adviser’s own assumptions about how market participants would price the asset or liability in question. Valuations of privately held investments are inherently uncertain and they may fluctuate over short periods of time and may be based on estimates. The determination of fair value by the Board may differ materially from the values that would have been used if a ready market for these investments existed.

Net assets could be materially affected if the determinations regarding the fair value of the investments were materially higher or lower than the values that are ultimately realized upon the disposal of such investments.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

2. Significant Accounting Policies and Recent Updates – (continued)

Valuation Techniques

The following is a description of the various valuation techniques the Company utilizes when valuing its investments.

Bid quotations: Certain of the Company’s debt investments may be traded in public markets where quoted market prices are generally not readily available. The fair value of these investments may be determined based on bid quotations from unaffiliated market makers or independent third-party pricing services or the price activity of comparable instruments. The Company will generally supplement the bid quotations for these investments by also performing a comparable yield approach outlined below.

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

September 30, 2019

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

However, the Board does not, and does not intend to, have investments independently reviewed that (1) have closed within the two most recent quarters or (2) are de minimis investments that are less than 0.5% of the Company’s total assets (up to an aggregate of 10.0% of the Company’s total assets).

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

September 30, 2019

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

3. Investments

As of September 30, 2019, we held 123 investments across 104 portfolio companies with a fair value of $459.8 million.  As of December 31, 2018, we held 118 investments across 93 portfolio companies with a fair value of $454.0 million.

The composition of the Company’s portfolio by industry at fair value as of September 30, 2019 and December 31, 2018 was as follows:

	Fair Value of Investments
Industry ($ in thousands)	As of September 30, 2019		As of December 31, 2018
Internet Software and Services	$73,508	16.0%	$74,301	16.4%
Healthcare Equipment and Services	49,420	10.8	52,721	11.6
Household Products and Durables	32,387	7.0	32,664	7.2
Commercial Services and Supplies	27,856	6.1	35,498	7.8
Textiles, Apparel and Luxury Goods	26,856	5.8	25,390	5.6
Auto Components	25,682	5.6	23,940	5.3
Diversified Telecommunication Services	23,704	5.2	24,405	5.4
Food Products	21,370	4.7	17,729	3.9
Hotels, Restaurants and Leisure	18,601	4.0	26,550	5.8
Chemicals	13,760	3.0	12,569	2.8
Electrical Equipment	13,471	2.9	13,951	3.1
Transportation Services	13,275	2.9	9,753	2.1
Leisure Products	12,115	2.6	16,491	3.6
Aerospace and Defense	12,002	2.6	6,914	1.5
Construction and Engineering	10,946	2.4	9,611	2.1
Pharmaceuticals	9,711	2.1	9,485	2.1
Energy Equipment and Services	9,245	2.0	2,695	0.6
Building Products	9,210	2.0	7,834	1.7
Air Freight and Logistics	8,815	1.9	2,404	0.5
Retail	6,659	1.4	6,651	1.5
Trading Companies and Distributors	6,656	1.4	7,560	1.7
Professional Services	6,607	1.4	1,847	0.4
Diversified Financial Services	5,770	1.3	13,824	3.0
Technology Hardware, Storage and Peripherals	4,989	1.1	4,150	0.9
Machinery	4,951	1.1	—	—
Containers and Packaging	4,565	1.0	4,512	1.0
Semiconductors and Semiconductor Equipment	2,386	0.5	2,550	0.6
Metals and Mining	2,131	0.5	2,189	0.5
Media	1,715	0.4	4,159	0.9
Oil, Gas and Consumable Fuels	1,480	0.3	1,630	0.4
	$459,843	100.0%	$453,977	100.0%

Refer to the consolidated schedules of investments for a detailed disaggregation of the Company’s investments by industry.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

3. Investments – (continued)

The following tables summarize the valuation of the Company’s investments measured at fair value based on the fair value hierarchy, as detailed in Note 2, as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Investments(1)	$—	$—	$451,202	$451,202
Equity Investments(2)	—	—	8,641	8,641
	$—	$—	$459,843	$459,843

(1)   Included in senior secured loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.

(2)   Includes preferred and common equity investments.

	As of December 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Investments(1)	$—	$—	$445,393	$445,393
Equity Investments(2)	—	—	8,352	8,352
Financial Assets	—	—	232	232
	$—	$—	$453,977	$453,977

(1)   Included in senior secured loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.

(2)   Includes preferred and common equity investments.

The net change in unrealized loss attributable to the Company’s Level 3 assets for the nine months ended September 30, 2019 and 2018 included in the net change in unrealized gain/(loss) on investments in the Company’s consolidated statements of operations was $13.5 million and $6.4 million, respectively. There were no transfers of investments between levels for the nine months ended September 30, 2019 and 2018.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

3. Investments – (continued)

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the nine months ended September 30, 2019:

	Nine Months Ended September 30, 2019
	Senior Secured	Equity	Financial
($ in thousands)	Investments	Investments⁽¹⁾	Assets	Total
Fair value, beginning of period	$445,393	$8,352	$232	$453,977
Total net realized and unrealized (loss)/gain on investments(2)	(11,699)	(11,130)	22	(22,807)
Total net accretion of discounts on investments	936	—	—	936
Purchases/issuances(3)	99,628	11,450	—	111,078
Paydowns(3)	(61,536)	—	(254)	(61,790)
Sales	(21,520)	(31)	—	(21,551)
Fair value, end of period	$451,202	$8,641	$—	$459,843

(1)	Includes preferred and common equity investments.
(2)

Net change in unrealized loss on investments attributable to our Level 3 assets still held at September 30, 2019 totaled $23.6 million, consisting of the following: Senior Secured Investments of $12.5 million and Equity Investments of $11.1 million.

(3)	Includes non-cash restructurings of portfolio investments of $10.2 million for the nine months ended September 30, 2019.

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the nine months ended September 30, 2018:

	Nine Months Ended September 30, 2018
	Senior Secured	Equity	Financial
($ in thousands)	Investments	Investments⁽¹⁾	Assets	Total
Fair value, beginning of period	$387,480	$5,224	$2,026	$394,730
Total net realized and unrealized (loss)/gain on investments(2)	(5,057)	(1,084)	38	(6,103)
Total net accretion of discounts on investments	975	—	—	975
Purchases/issuances(3)	168,315	5,317	—	173,632
Paydowns(3)	(177,345)	—	(1,528)	(178,873)
Sales	(1,395)	—	—	(1,395)
Fair value, end of period	$372,973	$9,457	$536	$382,966

(1)	Includes preferred and common equity investments.
(2)

Net change in unrealized loss on investments attributable to our Level 3 assets still held at September 30, 2018 totaled $6.6 million, consisting of the following: Senior Secured Investments of $5.6 million, Equity Investments of $1.1 million, offset by unrealized gains on Financial Assets of $0.1 million.

(3)	Includes non-cash restructurings of portfolio investments of $4.1 million for the nine months ended September 30, 2018.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

3. Investments – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value as of September 30, 2019:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of	Valuation	Unobservable	Range				Weighted
($ in thousands)	September 30, 2019	Technique	Input	Low		High		Average
Senior Secured Investments⁽¹⁾	$451,202	Comparable yield approach	Market rate⁽²⁾	6.3%		25.0%		8.6%
		Market comparable companies	Comparable multiple⁽³⁾	1.1	x	16.5	x	7.1	x

Equity Investments⁽⁴⁾	8,641	Market comparable companies	Comparable multiple⁽³⁾	6.5	x	9.0	x	8.7	x
			Origination fees multiple⁽³⁾	3.9	x	3.9	x	3.9	x
		Discounted cash flows	Recovery Rate	0.0%		40.5%		10.0%

Total	$459,843

(1)	Includes certain first-lien debt investments in which bid quotations were obtained and supplemented by a comparable yield approach.
(2)

Market rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

(3)	Expected multiple that a market participant would apply to that company’s EBITDA, revenue or other collateral that secures the investment.
(4)	Includes preferred and common equity.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

3. Investments – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value as of December 31, 2018:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of	Valuation	Unobservable	Range				Weighted
($ in thousands)	December 31, 2018	Technique	Input	Low		High		Average
Senior Secured Investments	$445,393	Comparable yield approach	Market rate⁽¹⁾	6.5%		38.1%		10.0%
		Market comparable companies	EBITDA multiple⁽²⁾	2.0	x	17.3	x	7.5	x

Equity Investments⁽³⁾	8,352	Market comparable companies	EBITDA multiple	6.5	x	9.0	x	8.9	x
			Origination fees multiple	3.4	x	3.4	x	3.4	x
		Discounted cash flows	Recovery Rate	43.9%		43.9%		43.9%
			Discount rate	10.0%		15.0%		13.9%
Financial Assets⁽⁴⁾	232	Discounted cash flows	Recovery Rate	94.8%		94.8%		94.8%
Total	$453,977

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

(3)	Includes preferred and common equity.
(4)	See Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 for detail on the underlying loans.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

3. Investments – (continued)

Unobservable inputs used in the fair value measurement of the Company’s investments include multiples of market comparable companies, and relative comparable yields. Significant decreases (increases) in market comparables could result in lower (higher) fair value measurements. Significant increases (decreases) in comparable yields could result in lower (higher) fair value measurements. Generally, a change in the assumption used for relative comparable yields is accompanied by a directionally opposite change in the assumptions used for pricing.

The terms of our debt investments may include provisions that require us to extend additional credit or provide funding to a borrower for any unfunded portion of such debt investments at the request of the borrower. This exposes us to potential future liabilities that are not reflected on the consolidated statements of financial condition. As of September 30, 2019 and December 31, 2018, the Company had $3.7 million and $7.6 million of unfunded commitments, respectively. As of September 30, 2019 and December 31, 2018, the fair value of the unfunded commitments was $0.1 and $0.2 million, respectively.

4. Financing

The table below provides details, including maturity dates, the weighted average interest rates and the weighted average effective interest rates, inclusive of the effects of deferred debt issuance costs, of the Company’s outstanding debt as of September 30, 2019:

September 30, 2019 ($ in thousands)	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate	Effective Interest Rate	Rating(1)	Stated Maturity(4)
2018-2 CLO Secured Notes:
Class A-1R-R Notes	$—	$—	LIBOR + 1.58%(2)	3.82%	AAA(sf)	11/20/2029
Class A-1T-R Notes	193,491	195,400	LIBOR + 1.58%	3.83%	AAA(sf)	11/20/2029
Class A-2-R Notes	54,636	55,100	LIBOR + 2.45%	4.69%	AA (sf)	11/20/2029
Class B-R Notes	17,925	18,250	LIBOR + 3.17%	5.42%	A (sf)	11/20/2029
Subtotals / weighted averages	266,052	268,750	4.00%	4.12%		11/20/2029
Garrison SBIC Borrowings:
SBIC 2018-10 A	22,325	23,000	3.53%(3)	3.95%	N/A	3/1/2028
SBIC 2017-10 A	6,801	6,980	3.47%(3)	3.87%	N/A	3/1/2027
SBIC 2016-10 B	3,238	3,320	2.79%(3)	3.19%	N/A	9/1/2026
SBIC 2016-10 A	12,410	12,700	3.25%(3)	3.65%	N/A	3/1/2026
SBIC 2015-10 B	13,704	14,000	3.57%(3)	3.97%	N/A	9/1/2025
SBIC Interim Financing	4,057	4,200	LIBOR + 0.65%(5)	3.16%	N/A	3/25/2020
Subtotals / weighted averages	62,535	64,200	3.39%	3.79%		7/8/2026
Short-term Borrowings:
Other Debt	2,020	2,020	LIBOR + 1.00%	3.04%	N/A	10/15/2019
Total /weighted average	2,020	2,020	3.04%	3.04%		10/15/2019

Totals / weighted averages	$330,607	$334,970	3.88%	4.05%		3/24/2029

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

(5)

These interim financings bear an interest rate of three month LIBOR + 0.65% which is comprised of a weighted average annual charge of 0.35% and a spread of 0.30%. These interim financings have a maturity date of March 25, 2020, upon which we expect them to be pooled into ten year SBA-guaranteed debentures.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

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

In accordance with the 1940 Act, with certain limited exceptions, prior to August 15, 2018 the Company was allowed to borrow up to amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing excluding the SBA-guaranteed debentures of Garrison SBIC per the Company’s exemptive relief from the Securities and Exchange Commission (the “SEC”). On August 14, 2018, the Company’s stockholders approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act to the Company.  Thus, effective August 15, 2018, the asset coverage requirements applicable to the Company under the 1940 Act were reduced to 150%. As of September 30, 2019 and December 31, 2018, the Company’s asset coverage for borrowed amounts was 153.6% and 167.1%, respectively.  As a result of the aforementioned asset coverage requirement, the Company’s ability to borrow additional Class A-1R-R Notes under the 2018-2 CLO and the short-term borrowing facility (as defined below) has been reduced to an aggregate $9.8 million as of September 30, 2019.  As of December 31, 2018, the Company’s total leverage capacity of the Class A-1R-R Notes under the 2018-2 CLO was $42.0 million.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

4. Financing – (continued)

Collateralized Loan Obligation Financings

On October 18, 2018, the Company completed the $420.0 million 2018-2 CLO. The notes offered in the 2018-2 CLO, collectively referred to as the “2018-2 Notes” and individually defined above in the table, were issued by GF 2018-2 (the “Issuer”) and Garrison Funding 2018-2 LLC (together with the Issuer, the “Co-Issuers”) and are backed by a diversified portfolio of primarily senior secured loans.  The proceeds of the 2018-2 CLO were utilized, along with cash on hand, to refinance notes issued under the 2016-2 CLO (as defined below). The Company also retained $108.0 million of subordinated notes (the “2018-2 Subordinated Notes”) that were issued in the transaction and that are entitled to receive distributions to the extent funds are available for such purpose. As a result of the Company retaining the 2018-2 Subordinated Notes, it consolidates the accounts of the Co-Issuers into its financial statements. As a result of this consolidation, the amounts outstanding under the 2018-2 CLO are treated as the Company’s indebtedness. The Company also initially retained $18.3 million of the Class B-R Notes. The 2018-2 Notes are scheduled to mature on November 20, 2029, however the 2018-2 Notes may be redeemed by the Co-Issuers on any business day after November 20, 2022. The indenture governing the 2018-2 Notes provides that, to the extent cash is available from cash collections, the holders of the 2018-2 Notes are to receive quarterly interest payments on the 20th day or, if not a business day, the next succeeding business day, of February, May, August and November of each year until the stated maturity.

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

On July 18, 2019, $25.0 million outstanding of the aggregate $50.0 million Class A-1R-R Notes available under the 2018-2 CLO, converted to Class A-1T-R Notes. The remaining $25.0 million of Class A-1R-R Notes, to the extent drawn, will convert to term notes on or before November 20, 2022.

As noted above, subject to the asset coverage limitations applicable to the Company under the 1940 Act, the Company had $9.8 million and $42.0 million of available leverage capacity in the Class A-1R-R Notes under the 2018-2 CLO as of September 30, 2019 and December 31, 2018, respectively. The fair value of the 2018-2 Notes approximated their carrying value on the consolidated statements of financial condition as of September 30, 2019 and December 31, 2018.

Collateralized Loan Obligation Financing Covenants

Under the documents governing the 2018-2 CLO, there were two coverage tests applicable to the secured notes issued as part of the 2018-2 CLO (the “Secured Notes”) as of September 30, 2019 and December 31, 2018. The first test compares the amount of interest received on the collateral loans held by GF 2018-2 to the amount of interest payable on the Secured Notes under the 2018-2 CLO in respect of the amounts drawn and certain expenses. To meet this first test, at any time, the aggregate amount of interest received on the collateral loans must equal, after the payment of certain fees and expenses, at least 135.0% of the aggregate amount of interest payable on the Class A-1R-R Notes, the Class A-1T-R Notes and the Class A-2-R Notes (collectively, the “Class A-R Notes”) and 125.0% of the interest payable on the Class A-R Notes and Class B-R Notes, taken together.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

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

If the coverage tests are not satisfied with respect to a quarterly payment date, the 2018-2 CLO will be required to apply available amounts to the repayment of interest on and principal of the 2018-2 Notes to the extent necessary to satisfy the applicable coverage tests and, as a result, there may be reduced funds available for GF 2018-2 to make additional investments or to make distributions on the 2018-2 Notes held by the Company. Additionally, compliance is measured in connection with monthly reporting to the note holders.

Furthermore, if under the second coverage test the aggregated principal amount of the collateral loans equals 125.0% or less of the aggregate outstanding principal amount of the Class A-1R-R and Class A-1T-R Notes, taken together, remained so for ten business days, an event of default will be deemed to have occurred. As of September 30, 2019 and December 31, 2018, the trustee for the 2018-2 CLO has asserted that all of the coverage tests were met.

Garrison SBIC Borrowings

On May 29, 2014, Garrison SBIC, which has an investment objective substantially similar to GARS, was formed in accordance with the SBA’s SBIC regulations. Garrison SBIC received a license from the SBA on May 26, 2015. The SBIC license allows Garrison SBIC to obtain SBA-guaranteed debentures in an amount equal to twice its equity capitalization up to $175.0 million of leverage, subject to the issuance of capital commitments by the SBA and other customary procedures. Since receiving its SBIC license, the SBA has issued Garrison SBIC with two commitment letters to provide an aggregate $70.0 million of SBA debentures.

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

As of September 30, 2019, Garrison SBIC had regulatory capital of $34.7 million and total SBIC borrowings outstanding of $64.2 million, which includes $4.2 million of SBIC interim financings. The fair value of the SBIC borrowings approximated the carrying value on the consolidated statements of financial condition as of September 30, 2019 and December 31, 2018. As of September 30, 2019, the Company had $5.8 million of available SBIC leverage capacity.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

4. Financing – (continued)

Short-term Borrowing Facility

On June 3, 2019, the Company entered into a master repurchase agreement (the “short-term borrowing facility”) with Natixis Securities Americas LLC (“Natixis”) to provide short-term borrowings which the Company intends to utilize from time-to-time to manage its working capital needs. The Company’s ability to draw down borrowings under the agreement is subject to 1940 Act leverage limitations and dependent on the Company pledging eligible assets to Natixis as collateral. No commitment fees were paid in connection with execution of the agreement.

The Company had $2.0 million of short-term borrowings outstanding which approximated the fair value as of September 30, 2019. As of December 31, 2018, the Company had no short-term borrowings outstanding. For both the three months ended September 30, 2019, the annualized effective interest rate on short-term borrowings was 3.04%.

Under the short-term borrowing facility, there are three coverage tests applicable whereby if any of the following conditions exist as of the quarter end, an event of default will be deemed to have occurred.  The first test is to determine if the Company’s net assets declines by greater than 25% from the previous fiscal quarter.  The second test is to determine if the Company’s net assets declines by greater than 40% from the previous fiscal year. The third test is to determine if the Company’s net assets declines below the Net Asset Floor, which is defined as $80.0 million.  As of September 30, 2019, all of the covenant tests were met.

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

As of both September 30, 2019 and December 31, 2018, the Company’s debt issuance costs and original issue discounts were generally incurred as a result of the CLOs and the Company’s SBIC borrowings. The CLO costs typically represent structuring and facility fees, rating agency fees and other legal costs incurred. The costs associated with SBIC borrowings consist of a 1.00% fee on the total commitments received, a 2.00% leverage fee, a 0.375% underwriting fee and a 0.05% administrative fee on any SBA borrowings that are drawn.

As of September 30, 2019, $4.6 million of deferred debt issuance costs and discounts remained on our consolidated statements of financial condition.  These costs were comprised of $2.9 million related to the 2018-2 CLO and $1.7 million related to the borrowings of Garrison SBIC. As of December 31, 2018, $4.9 million of deferred debt issuance costs and discounts on our consolidated statements of financial condition.  These costs were comprised of $3.1 million related to the 2018-2 CLO and $1.8 million related to the borrowings of Garrison SBIC.  For the three and nine months ended September 30, 2019, interest expense on our consolidated statements of operations included $0.1 million and $0.4 million, respectively, of amortization related to the debt issuance costs and original issue discounts on our liabilities. For the three and nine months ended September 30, 2018, interest expense on our consolidated statements of operations included $0.1 million and $0.3 million, respectively, of amortization related to the debt issuance costs and original issue discounts on our liabilities.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

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

GARS entered into an investment advisory agreement with the Investment Adviser (as amended and/or restated from time to time, the “Investment Advisory Agreement”), which entitles the Investment Adviser to a management fee and an incentive fee. As of September 30, 2019, the Investment Advisory Agreement had been most recently amended and restated on May 6, 2019.

Management Fee

Under the Investment Advisory Agreement, beginning August 14, 2018, the management fee payable to the Investment Adviser is calculated at an annual rate of 1.50% of the Company's average gross assets, excluding cash or cash equivalents but including assets purchased with borrowed funds, at the end of each of the two most recently completed calendar quarters; provided, however, the management fee is calculated at an annual rate of 1.00% of the average value of the Company’s gross assets, excluding cash or cash equivalents but including assets purchased with borrowed funds, that exceeds the product of (i) 200% and (ii) the Company’s average net assets at the end of each of the two most recently completed calendar quarters.  For the avoidance of doubt, the 200% is calculated in accordance with the asset coverage limitation as defined in the 1940 Act and gives effect to the Company’s exemptive relief with respect to our SBIC debentures.

From May 3, 2017 until August 13, 2018, the management fee was calculated at an annual rate of 1.50% of the Company’s gross assets, excluding cash and cash equivalents but including assets purchased with borrowed funds, and was payable quarterly in arrears.

For the three and nine months ended September 30, 2019, the Company incurred aggregate management fee expenses of $1.7 million and $5.0 million, respectively. For the three and nine months ended September 30, 2018, the Company incurred aggregate management fee expenses of $1.5 million and $4.5 million, respectively. As of September 30, 2019 and December 31, 2018, the management fees in the amounts of $1.7 million and $0.1 million, respectively, were recorded as payable and included in management fee payable on our consolidated statements of financial condition.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

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

September 30, 2019

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

In addition, under U.S. GAAP, we are required to accrue capital gains incentive fees, based upon the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital gain and loss on investments held at the end of each period. If such amount is positive at the end of a period, then the Company will record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, no accrual will be recorded for such period. There were no capital gains incentive fees accrued for the three and nine months ended September 30, 2019 and 2018.

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

September 30, 2019

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

As of September 30, 2019, we had cumulative net realized and unrealized capital losses in excess of our Pre-Incentive Fee Net Investment Income, resulting in negative Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period. Therefore, the Incentive Fee Cap as of September 30, 2019 was zero due to the Incentive Fee Cap and Deferral Mechanism (and subject to the applicable limitations set forth in the Investment Advisory Agreement). As a result, no incentive fees were recorded during the three months ended September 30, 2019.

As of September 30, 2019, the Investment Adviser had calculated aggregate income-based incentive fees and payments of $9.9 million and $0.8 million since October 1, 2016, respectively. As of September 30, 2019, due to the Incentive Fee Cap and Deferral Mechanism, $0.3 million of income-based incentive fees related to incentive fees attributable to deferred interest were recorded as an incentive fee payable on the consolidated statement of financial condition.  Due to the fact that there is no clawback of amounts previously paid to the Investment Adviser in accordance with the Investment Advisory Agreement, the Company has not recorded a receivable for the $0.8 million difference between amounts paid under the Investment Advisory Agreement in prior quarters and the Incentive Fee Cap based on the Company’s Cumulative Pre-Incentive Fee Net Return as of September 30, 2019.

To the extent unrealized capital losses incurred within the Incentive Fee Look-back Period as of September 30, 2019 are reversed or cease to impact the Incentive Fee Cap, such that our cumulative realized capital gains and cumulative unrealized capital appreciation exceed cumulative realized capital losses and cumulative unrealized capital depreciation prior to October 1, 2022, the Investment Adviser may be able to recoup up to $9.1 million of income-based incentive fees which are currently deferred under the Incentive Fee Cap.

The following table provides a breakdown of our incentive fees for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
Incentive Fees ($ in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Income-based incentive fees	$264	$522	$1,097	$2,382
Capital gains-based incentive fees	—	—	—	—
Incentive fees subject to cap & deferral mechanism	(264)	(522)	(264)	(2,382)
Total incentive fees	$—	$—	$833	$—

As of both September 30, 2019 and December 31, 2018, there was $0.3 million of incentive fees earned that were recorded as payable on the consolidated statements of financial condition. The $0.3 million of incentive fees accrued on the consolidated statement of financial condition represented income-based incentive fees attributable to deferred interest. As noted above, to the extent the deferred interest amounts are reversed or written-off, the corresponding accrued incentive fees payable would also be reversed.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

5. Related Party Transactions and Other Agreements – (continued)

Administration Agreement

GARS entered into an administration agreement, which was effective as of October 9, 2012 (the “Administration Agreement”), with GARS Administrator. Under the Administration Agreement, the GARS Administrator provides the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as the GARS Administrator, subject to review by the Board, from time to time determines to be necessary or useful to perform its obligations under the Administration Agreement. The GARS Administrator is responsible for the financial and other records that the Company is required to maintain and prepares reports to stockholders, and reports and other materials filed with the SEC. The GARS Administrator provides on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance. No managerial assistance was provided to any portfolio companies during the three and nine months ended September 30, 2019 and September 30, 2018.

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

Administrator charges for the three and nine months ended September 30, 2019 were $0.3 million and $1.0 million, respectively. Administrator charges for three and nine months ended September 30, 2018 were $0.3 million and $0.9 million, respectively. No charges were waived by the GARS Administrator for the three and nine months ended September 30, 2019 and 2018. As of September 30, 2019, $0.3 million of administration fees were payable to the GARS Administrator. No administration fees were payable to the GARS Administrator as of December 31, 2018.

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

For the three and nine months ended September 30, 2019, independent directors earned Directors’ Fees of $0.1 million and $0.2 million, respectively.  For the three and nine months ended September 30, 2018, independent directors earned Directors’ Fees of $0.1 million and $0.2 million, respectively. No Directors’ Fees were payable as of September 30, 2019 and December 31, 2018.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

5. Related Party Transactions and Other Agreements – (continued)

Affiliated Stockholders

As of both September 30, 2019 and December 31, 2018, Garrison Capital Fairchild I Ltd., Garrison Capital Fairchild II Ltd. and Garrison Capital Adviser Holdings MM LLC owned an aggregate of 789,910, or 4.9%, of the total outstanding shares of GARS common stock. As of September 30, 2019, the officers and directors of the Company owned an aggregate of approximately 298,000, or 1.9%, of the total outstanding shares of GARS common stock.  As of December 31, 2018, the officers and directors of the Company owned an aggregate of approximately 239,000, or 1.5%, of the total outstanding shares of GARS common stock.

Other Related Party Transactions and Agreements

Garrison Loan Agency Services LLC acts as the administrative and collateral agent for certain loans held by the Company. No fees were paid by the Company to Garrison Loan Agency Services LLC during the three and nine months ended September 30, 2019 and 2018.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

6. Financial Highlights

The following table represents financial highlights for the Company for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
Per share data ($ in thousands, except share and per share amounts)	September 30, 2019	September 30, 2018
Net asset value per common share at beginning of period	$10.52	$11.69
(Decrease)/increase in net assets from operations:
Net investment income	0.63	0.81
Net realized loss on investments	(0.58)	(0.02)
Net unrealized loss on investments	(0.84)	(0.39)
Net (decrease)/increase in net assets resulting from operations	(0.79)	0.40
Stockholder transactions
Distributions from net investment income	(0.69)	(0.84)
Total stockholder transactions	(0.69)	(0.84)
Net asset value per common share at end of period	$9.04	$11.25

Per share market value at beginning of period	$6.43	$8.11
Per share market value at end of period	$6.91	$8.28
Total book return(1)	(7.51)%	3.42%
Total market return(2)	18.35%	12.88%
Common shares outstanding at beginning of period	16,049,352	16,049,352
Common shares outstanding at end of period	16,049,352	16,049,352
Weighted average common shares outstanding	16,049,352	16,049,352
Net assets at beginning of period	$168,912	$187,658
Net assets at end of period	$145,176	$180,535
Average net assets(3)	$164,380	$184,556
Ratio of net expenses to average net assets(4)	16.63%	11.70%
Ratio of net investment income to average net assets(4)	8.23%	9.41%
Ratio of portfolio turnover to average investments at fair value(5)	17.51%	44.71%
Asset coverage ratio(6)	153.62%	196.29%
Average outstanding debt(7)	$330,802	$235,316
Average debt per common share	$20.61	$14.66

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
(4)

During the nine months ended September 30, 2019, $0.3 million of income-based incentive fees were deferred as a result of the Incentive Fee Cap and Deferral Mechanism. Had these incentive fees been earned, the ratio of net expenses to average net assets and the ratio of net investment income to average net assets would have been 16.84% and 8.01%, respectively.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

7. Earnings per Share

The following table sets forth the computation of the net increase/(decrease) in net assets per share resulting from operations, pursuant to FASB ASC 260, Earnings per Share, for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
($ in thousands, except per share data)	September 30, 2019	September 30, 2018
Net (decrease)/increase in net assets resulting from operations	$(12,663)	$6,359
Basic weighted average common shares outstanding	16,049,352	16,049,352
Basic (loss)/earnings per share	$(0.79)	$0.40

8. Stockholders’ Equity

Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table reflects the cash distributions declared on common stock for the nine months ended September 30, 2019 and 2018:

Record Dates ($ in thousands except per share data)	Date Declared	Payment Date	Distribution Declared	Distribution Declared per Share
Nine Months Ended September 30, 2019
September 6, 2019	July 30, 2019	September 20, 2019	$3,691	$0.23
June 7, 2019	April 30, 2019	June 21, 2019	3,691	0.23
March 22, 2019	March 5, 2019	March 29, 2019	3,691	0.23
			$11,073	$0.69

Record Dates ($ in thousands except per share data)	Date Declared	Payment Date	Distribution Declared	Distribution Declared per Share
Nine Months Ended September 30, 2018
September 7, 2018	July 31, 2018	September 21, 2018	$4,494	$0.28
June 8, 2018	May 1, 2018	June 22, 2018	4,494	0.28
March 23, 2018	February 28, 2018	March 29, 2018	4,494	0.28
			$13,482	$0.84

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

Dividend Reinvestment Plan

The Company adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if the Board declares a cash dividend or other distribution, then our stockholders who have not ‘opted out’ of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, which may be newly issued shares or shares acquired by American Stock Transfer & Trust Company, LLC (“AST”), the transfer and dividend paying agent and registrar to GARS, through open-market purchases, rather than receiving the cash distribution. As of September 30, 2019 and December 31, 2018, no new shares were issued pursuant to the dividend reinvestment plan.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

9. Commitments and Contingencies

The Company had outstanding commitments to fund investments totaling $3.7 million and $7.6 million under various undrawn revolvers and other credit facilities as of September 30, 2019 and December 31, 2018, respectively.

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

The following table shows the Control/Affiliate and Non-Control/Affiliate activity for the nine months ended September 30, 2019:

	Nine Months Ended September 30, 2019
Portfolio Company ($ in thousands)	Fair value as of December 31, 2018	Purchases (cost)	Sales (cost)	Transfer in/ (out) (cost)	Net unrealized losses	Fair value as of September 30, 2019	Net realized losses	Interest and fee income	Dividend income
Control/affiliate investments
GIG Co Holdings LLC (fka Confluence Outdoors, LLC)	$—	$11,209	$—	$—	$(11,209)	$—	$—	$—	$—
Total control/affiliate investments	$—	$11,209	$—	$—	$(11,209)	$—	$—	$—	$—

	Nine Months Ended September 30, 2019
Portfolio Company ($ in thousands)	Fair value as of December 31, 2018	Purchases (cost)	Sales (cost)	Transfer in/ (out) (cost)	Net unrealized losses	Fair value as of September 30, 2019	Net realized losses	Interest and fee income	Dividend income
Non-control/affiliate investments
Cochon – MWS Holdings LLC (fka Rooster Energy Ltd.)	$1,630	$—	$(30)	$—	$(120)	$1,480	$—	$—	$—
Total non-control/affiliate investments	$1,630	$—	$(30)	$—	$(120)	$1,480	$—	$—	$—

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2019

10. Transactions with Control/Affiliate and Non-Control/Affiliate Investments – (continued)

The following table shows the Non-Control/Affiliate activity for the nine months ended September 30, 2018.  There was no Control/Affiliate activity for the nine months ended September 30, 2018:

	Nine Months Ended September 30, 2018
Portfolio Company ($ in thousands)	Fair value as of December 31, 2017	Purchases (cost)	Sales (cost)	Transfer in/ (out) (cost)	Net unrealized losses	Fair value as of September 30, 2018	Net realized losses	Interest and fee income	Dividend income(1)
Non-control/affiliate investments
Cochon – MWS Holdings LLC (fka Rooster Energy Ltd.)	$—	$4,112	$—	$—	$(1,414)	$2,698	$—	$—	$84
Total non-control/affiliate investments	$—	$4,112	$—	$—	$(1,414)	$2,698	$—	$—	$84

(1) Dividend income is recorded and classified as other income and included in investment income on the consolidated statement of operations.

11. Subsequent Events

There have been no events since September 30, 2019 that require recognition or disclosure in the consolidated financial statements.

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

•	our business prospects and the prospects of our current and prospective portfolio companies;

•	the impact of investments that we expect to make;

•	the impact of increased competition;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy, including general economic trends, and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the relative and absolute performance of Garrison Capital Advisers LLC, or our Investment Adviser, including in identifying suitable investments for us;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	our ability to make distributions to our stockholders;

•	our ability to complete a strategic transaction on a timely basis, or at all;

•	the effects of applicable legislation and regulations and changes thereto;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies; and

•	the impact of future acquisitions and divestitures.

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

Recent Developments

On October 30, 2019, our board of directors, or the Board, declared a distribution in the amount of $2.4 million, or $0.15 a share, which will be paid on December 20, 2019 to stockholders of record as of December 6, 2019.

The Board has decided to explore a variety of strategic alternatives that may be available to us. To assist us with this process, the Board has retained Keefe, Bruyette & Woods, or KBW, as its financial advisor and investment banker. While we are actively working with KBW to explore these options and are committed to taking actions that we believe will maximize stockholder value, there is no assurance that we will execute on any of them. No specific timetable or formal process has been set, and we do not expect to provide updates on the process unless and until the Board has approved a specific transaction or otherwise deems disclosure appropriate or necessary.

Revenues

In general, we generate revenue in the form of interest earned on the debt investments that we hold and capital gains and distributions, if any, to a lesser extent, on the equity interests or warrants held in portfolio companies. Our debt investments, whether in the form of senior secured, unitranche or mezzanine loans, typically have a term that ranges from three to seven years and may generally bear interest at a fixed or floating rate. Interest is generally payable monthly or quarterly, and in some cases, loans may contain a payment-in-kind, or PIK, feature.

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

Consolidated operating results for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended		Three	Nine Months Ended		Nine
($ in thousands, except per share data)	September 30, 2019	September 30, 2018	Months Variance	September 30, 2019	September 30, 2018	Months Variance
Total investment income	$9,713	$9,312	$401	$30,646	$29,222	$1,424
Total expenses	6,290	5,578	712	20,502	16,190	4,312
Net investment income	3,423	3,734	(311)	10,144	13,032	(2,888)
Net realized loss on investments	151	(27)	178	(9,347)	(286)	(9,061)
Net change in unrealized gain/(loss) on investments	(20,040)	(2,220)	(17,820)	(13,460)	(6,387)	(7,073)
Net (decrease)/increase in net assets resulting from operations	(16,466)	1,487	(17,953)	(12,663)	6,359	(19,022)

Net investment income per common share	0.21	0.23	(0.02)	0.63	0.81	(0.18)
Net realized/unrealized loss on investments per share	(1.24)	(0.14)	(1.10)	(1.42)	(0.41)	(1.01)
Basic (loss)/earnings per share	(1.03)	0.09	(1.12)	(0.79)	0.39	(1.18)
Dividends and distributions declared per common share	0.23	0.28	(0.05)	0.69	0.84	(0.15)
Net asset value per share	9.04	11.25	(2.21)	9.04	11.25	(2.21)

Net Investment Income

Net investment income for the three and nine months ended September 30, 2019 $3.4 million and $10.1 million, respectively. Net investment income for the three and nine months ended September 30, 2018 was $3.7 million and $13.0 million, respectively. As described below under “Investment Income” and “Expenses”, net investment income decreased by $0.3 million and $2.9 million for the three and nine months ended September 30, 2019 from the three and nine months ended September 30, 2018, respectively.

Investment Income

Investment income for the three and nine months ended September 30, 2019 was $9.7 million and $30.6 million, respectively. Investment income for the three and nine months ended September 30, 2018 was $9.3 million and $29.2 million, respectively. Investment income increased by $0.4 million and $1.4 million for the three and nine months ended September 30, 2019 from the three and nine months ended September 30, 2018, respectively. These increases were primarily driven by $0.6 million and $2.7 million of higher interest income for the three and nine months ended September 30, 2019, respectively. The higher interest income was due to a higher average portfolio size which was partially offset by a decrease in the weighted average yield on the portfolio.  This was further offset by a $0.2 million and $1.3 million reduction in fee income due to lower prepayment activity during the three and nine months ended September 30, 2019, as compared to the three and nine months ended September 30, 2018, respectively.

Expenses

Total expenses for the three and nine months ended September 30, 2019 were $6.3 million and $20.5 million, respectively. Total expenses for the three and nine months ended September 30, 2018 were $5.6 million and $16.2 million, respectively.

The following table summarizes our expenses for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Three	Nine Months Ended		Nine
($ in thousands)	September 30, 2019	September 30, 2018	Months Variance	September 30, 2019	September 30, 2018	Months Variance
Interest expense	$3,625	$2,981	$644	$11,212	$8,285	$2,927
Management fee	1,652	1,504	148	4,955	4,516	439
Incentive fee	—	—	—	832	—	832
Professional fees	289	326	(37)	995	918	77
Directors' fees	76	76	—	235	229	6
Administrator expenses	323	341	(18)	1,023	932	91
Other expenses	325	350	(25)	1,250	1,310	(60)
Total expenses	$6,290	$5,578	$712	$20,502	$16,190	$4,312

Interest expense increased $0.6 million and $2.9 million for the three and nine months ended September 30, 2019, respectively, from the three months ended September 30, 2018 due to higher debt balances resulting from the upsizing our collateralized loan obligation vehicle in the fourth quarter of 2018.

Management fee increased by $0.1 million and $0.4 million for the three and nine months ended September 30, 2019, respectively, from the three and nine months ended September 30, 2018, primarily due to higher average gross assets during the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018.

Incentive fee increased by $0.8 million for the nine months ended September 30, 2019, respectively, from the nine months ended September 30, 2018, as a result of incurring an incentive fee expense for the nine months ended September 30, 2019 whereas no such expense was incurred for the nine months ended September 30, 2018 as a result of being subject to the deferral under the fee limitation pursuant to the Investment Advisory Agreement, or the Incentive Fee Cap and Deferral Mechanism. No incentive fees were recognized for the three months ended September 30, 2019 and 2018 as a result of being subject to the deferral under the Incentive Fee Cap and Deferral Mechanism.

Net Realized Gain/(Loss) on Investments

There were net realized gains on investments of $0.2 million and net realized losses on investments of $9.4 million for the three and nine months ended September 30, 2019, respectively.

The net realized gain on investments for the three months ended September 30, 2019 primarily driven by $0.2 million of gains from the partial and full repayments of portfolio investments.

The net realized loss on investments for the nine months ended September 30, 2019 was primarily driven by a $2.5 million loss in connection with the restructuring of our investment in GIG Co Holdings, LLC (fka Confluence Outdoor, LLC) and a $6.9 million loss incurred upon the sale of our investment in Profusion Industries, LLC.

There were no material realized gains or losses for the three months ended September 30, 2018. There was a net realized loss on investments of $0.3 million for the nine months ended September 30, 2018.

The net realized loss on investments for the nine months ended September 30, 2018 was primarily driven by a $0.8 million loss in connection with the restructuring of our investment in Cochon-MWS Holdings LLC (fka Rooster Energy Ltd.). This was offset by $0.5 million of realized gains from repayments and sales of various other portfolio investments.

Net Change in Unrealized Loss on Investments

For the three and nine months ended September 30, 2019, the net change in unrealized loss on investments was $20.0 million and $13.5 million, respectively.

The net change in unrealized loss on investments for the three months ended September 30, 2019 of $20.0 million was primarily comprised of negative credit-related adjustments of $11.2 million from our investment in GIG Co Holdings, LLC (fka Confluence Outdoor, LLC), $3.1 million from our investment in Gold Coast Bakeries, LLC, $0.8 million from our investment in HRI Holding Corp., and $3.8 million from our investments in four syndicated investments. The net change in unrealized loss on investments was comprised of a net $1.1 million of negative market-related adjustments from various portfolio companies.

The net change in unrealized loss on investments for the nine months ended September 30, 2019 of $13.5 million was primarily comprised of $16.1 million of negative credit-related adjustments from our investments in GIG Co Holdings, LLC (fka Confluence Outdoor, LLC), Gold Coast Bakeries, LLC, and HRI Holding Corp., and a net $6.8 million of negative market-related adjustments primarily from various direct lending and syndicated investments, partially offset by $6.9 million reversal of a previous recorded unrealized loss as a result of the sale of our investment in Profusion Industries, LLC and a $2.5 million reversal of a previous recorded unrealized loss in connection with the restructuring of our investment in GIG Co Holdings, LLC (fka Confluence Outdoor, LLC).

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

The net change in unrealized loss for the nine months ended September 30, 2018 was driven primarily by negative credit-related adjustments on our investments in Profusion Industries, LLC and Cochon-MWS Holdings LLC (fka Rooster Energy Ltd.) in the amounts of $5.8 million and $1.4 million, respectively. This was offset by $0.8 million of unrealized gains associated with the restructuring of our investment in Cochon-MWS Holdings LLC (fka Rooster Energy Ltd.).

Net (Decrease)/Increase in Net Assets Resulting from Operations

We had a net asset value per common share outstanding as of September 30, 2019 and December 31, 2018 of $9.04 and $10.52, respectively.

Based on basic weighted average shares outstanding of 16,049,352, the net decrease in net assets from operations per share for three and nine months ended September 30, 2019 was $1.03 and $0.79, respectively. These decreases were driven by net realized and unrealized losses of $1.24 per share and $1.42 per share, partially offset by net investment income of $0.21 per share and $0.63 per share incurred during the three and nine months ended September 30, 2019, respectively.

Based on basic weighted average shares outstanding of 16,049,352, the net increase in net assets from operations per share for the three and nine months ended September 30, 2018 was $0.09 and $0.40, respectively. These increases were primarily driven by net investment income of $0.23 per share and $0.81 per share, partially offset by net realized and unrealized losses of $0.14 per share and $0.42 per share incurred during the three and nine months ended September 30, 2018, respectively.

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

As of September 30, 2019 and December 31, 2018, we had cash of $1.1 million and $6.1 million, respectively. Also, as of September 30, 2019 and December 31, 2018, we had restricted cash of $16.3 million and $39.5 million, respectively.

Our primary liquidity needs include providing capital to middle market portfolio companies, distributing our earnings to the holders of our common stock, servicing interest and principal payments on our various debt financing facilities and paying the fees and other operating expenses we incur as a publicly-traded, externally managed business development company. We believe that our existing cash and cash equivalents, available borrowings on our debt facilities and any cash received in the form of principal or interest payments from our investment portfolio as of September 30, 2019 would be sufficient to fund our anticipated liquidity needs through at least September 30, 2020.  In addition, we may, from time to time, amend or refinance our leverage facilities and borrowings, in order to, among other things, modify covenants or the interest rates payable and extend the reinvestment period or maturity date. However, our ability to access capital is subject to market conditions which may result in either capital not being available, or it may be available but only on unfavorable terms. To the extent we are not able to raise additional capital, or otherwise generate sufficient liquidity or are at or near target leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under the Investment Adviser’s allocation policy.

On July 30, 2019, the Board approved a distribution in the amount of $3.7 million, or $0.23 a share, which was paid on September 20, 2019 to stockholders of record as of September 6, 2019.

During the nine months ended September 30, 2019, cash and restricted cash decreased by $28.3 million as a result of net cash used in operating activities of $40.3 million, offset by net cash provided by financing activities in the amount of $12.0 million.

During the nine months ended September 30, 2019, cash used in operating activities was mainly driven by the purchase of new investments totaling $109.9 million and the payment for investments that were previously purchased but had not yet settled of $21.9 million. These were offset by repayments and sales of investments in the amount of $83.3 million. Net cash provided by financing activities primarily came from resulted from the receipt of net borrowing proceeds from the senior secured revolving notes and term notes under our $420.0 million collateralized loan obligation, or 2018-2 CLO, in the amount of $17.0 million, net borrowing proceeds from small business investment company, or SBIC, borrowings of $4.2 million, and net borrowing proceeds from short-term borrowings of $2.0 million, offset by $11.1 million of cash distributions paid to our stockholders.

During the nine months ended September 30, 2018, cash and restricted cash increased by $35.5 million as a result of net cash provided by operating activities of $38.2 million, offset by net cash used in financing activities in the amount of $2.7 million.

During the nine months ended September 30, 2018, cash provided by operating activities resulted mainly from purchases of investments of $172.6 million, offset by repayments and sales of investments in the amount of $179.7 million, net realized and unrealized loss on investments in the amount of $6.7 million and a net increase in the due to/from counterparties and affiliates of $16.9 million. Net cash used in financing activities resulted from cash distributions in the amount of $13.5 million, offset by $10.2 million of proceeds from borrowings by Garrison Capital SBIC LP, or Garrison SBIC, and $0.8 million of net proceeds from the senior secured revolving notes of our $300.0 million collateralized loan obligation, or the 2016-2 CLO.

As of September 30, 2019 and December 31, 2018, we had $3.7 million and $7.6 million, respectively, of unfunded commitments. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of, respectively, subject to the terms of each loan’s respective credit agreement.

Subject to leverage and borrowing base restrictions, as of September 30, 2019, we had approximately $9.8 million available for additional borrowings under the 2018-2 CLO, $5.8 million of available SBIC leverage and access to borrowing under our master repurchase agreement (the “short-term borrowing facility”) with Natixis Securities Americas LLC (“Natixis”). As of December 31, 2018, we had approximately $42.0 million available for additional borrowings under the 2018-2 CLO and $10.0 million of available SBIC leverage subject to leverage and borrowing base restrictions. As of both September 30, 2019 and December 31, 2018, we retained all of the subordinated notes and $18.3 million of the Class B-R Notes under the 2018-2 CLO. During the three months ended September 30, 2019, we pledged $2.5 million of Class B-R Notes to Natixis under the short-term borrowing facility. As such, $15.8 million of Class B-R Notes remain available for us to sell in order to generate additional liquidity to the extent we determine market conditions would be favorable, subject to the asset coverage limitations applicable to the Company under the 1940 Act.

Under the 1940 Act, we are permitted to incur leverage such that our asset coverage, as defined in the 1940 Act, is at least 150% after giving effect to the incurrence of such leverage.  As of September 30, 2019, our asset coverage was 153.6%.  As a result of our current asset coverage ratio, total assets and levels of term debt, we expect to be significantly limited in our ability to incur additional leverage.

Portfolio Composition and Select Portfolio Information

As of September 30, 2019, we held investments in 104 portfolio companies with a fair value of $459.8 million. As of September 30, 2019, our portfolio had an average investment size of approximately $4.2 million and a weighted average contractual maturity of 51 months.

The following table shows select information of our portfolio for the periods from September 30, 2018 to September 30, 2019:

($ in millions, % based on fair value, unless otherwise noted)*	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Portfolio Summary:
Total portfolio, at fair value	$459.8	$486.7	$480.9	$454.0	$383.0
Total number of portfolio companies	104	100	99	93	77
Total number of investments	123	119	119	118	98
Average size of debt investments	$4.2	$4.5	$4.6	$4.6	$4.6
Weighted average price of debt investments	95.1	97.1	97.0	95.7	97.2

Portfolio Yields:(1)
Weighted average yield on debt investments at amortized cost(2)	8.5%	8.9%	8.9%	9.1%	9.2%
Weighted average yield on debt investments at fair value(2)	9.2%	9.6%	9.4%	10.2%	9.6%
Weighted average yield on total portfolio at amortized cost	7.6%	8.5%	8.4%	8.5%	8.7%
Weighted average yield on total portfolio at fair value	8.4%	9.3%	9.1%	9.9%	9.1%

Portfolio Structure:
First lien senior secured debt investments	98.1%	96.1%	98.4%	98.3%	97.6%
Equity and other investments	1.9%	3.9%	1.6%	1.7%	2.4%
Floating rate debt investments	100.0%	99.9%	99.8%	99.7%	99.6%
Fixed rate debt investments	0.0%	0.1%	0.2%	0.3%	0.4%

Portfolio Sourcing:
Originated(3)	22.9%	23.1%	24.9%	25.3%	29.9%
Club(4)	39.0%	39.1%	41.3%	37.8%	35.0%
Purchased(5)	38.1%	37.8%	33.8%	36.9%	35.1%

Portfolio Credit Quality:
Performing debt investments	95.1%	99.3%	97.1%	99.5%	99.3%
Non-accrual debt investments	4.9%	0.7%	2.9%	0.5%	0.7%
Weighted average debt/EBITDA of our portfolio companies(2)(6)	4.1	x	3.9	x	3.9	x	3.8	x	3.7	x
Weighted average risk rating of our debt investments	2.4	2.3	2.4	2.4	2.3

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

LIBOR Transition

Our investment portfolio is comprised primarily of floating rate loans for which the borrower has an option to choose whether the base rate is referenced to the London Interbank Offered Rate, or LIBOR, or the prime rate.  In July 2017, the head of the United Kingdom Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of the LIBOR after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities.  If LIBOR ceases to exist, we may need to renegotiate with our portfolio companies the terms of certain credit agreements extending beyond 2021, which could have a material adverse effect on our business, financial condition and results of operations.  No renegotiation of the terms of the 2018-2 CLO will be required in the event LIBOR ceases to exist because the indenture includes procedures for the selection of a replacement reference rate under such circumstances.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2019 and December 31, 2018, we had $3.7 million and $7.6 million of outstanding commitments to fund such investments, respectively.

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

The following table shows the distribution of our investments on the 1 to 4 investment risk scale at fair value, excluding our interest in consumer loan portfolio and equity investments, as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019		As of December 31, 2018
($ in thousands)	Investments at Fair Value	Percentage of Total Debt Investments	Investments at Fair Value	Percentage of Total Debt Investments
Risk Rating 1	$25,205	5.6%	$26,431	5.9%
Risk Rating 2	286,583	63.5	260,914	58.6
Risk Rating 3	111,080	24.6	147,463	33.1
Risk Rating 4	28,334	6.3	10,585	2.4
	$451,202	100.0%	$445,393	100.0%

The weighted average risk rating of the portfolio was 2.4 as of both September 30, 2019 and December 31, 2018, respectively.

 Contractual Obligations

A summary of our significant contractual payment obligations as of September 30, 2019 is as follows:

	Payments Due by Period
($ in thousands)	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
2018-2 CLO	$—	$—	$—	$268,750	$268,750
SBIC Borrowings (1)	—	—	—	64,200	64,200
Short-term Borrowings	2,020	—	—	—	2,020
Total contractual obligations	$2,020	$—	$—	$332,950	$334,970

(1)	Includes $4.2 million of interim financings which mature on March 25, 2020, upon which we expect them to be pooled in ten year, SBA-guaranteed debentures.

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

As a result, we have consolidated the results of Garrison Funding 2018-2 Ltd., Garrison Funding 2018-2 LLC, Garrison SBIC, Garrison Capital PL Holdings LLC, GIG Co Holdings LLC, GIG Rooster Holdings I LLC and a series of limited liability companies that GARS created primarily to provide specific tax treatment for the minority equity and other investments held in these limited liability companies.

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

Non-accrual loans: The Company accrues interest income based on the contractual interest terms of its investments if it expects that it will ultimately be able to collect it. Generally, when management believes that the issuer of the loan will not be able to service the loan, the Investment Adviser will place the loan on non-accrual status and the Company will cease recognizing interest income on that loan. However, the Company remains contractually entitled to this interest.  The Company may restore an investment to accrual status when past due principal and interest payments are made or if the interest income is otherwise deemed to be collectible by the Investment Adviser. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2019, the Company had four investments on non-accrual status. As of December 31, 2018, the Company had one investment on non-accrual status.

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

Our investments include debt investments (both funded and unfunded), preferred and minority common equity investments of diversified companies and a portfolio of unsecured small balance consumer loans. Due to the nature of the Company’s strategy, the Company’s portfolio is primarily comprised of relatively illiquid investments that are privately held. Inputs into the determination of fair value of the Company’s portfolio investments require significant management judgment or estimation. This means that the Company’s portfolio valuations are based on unobservable inputs and the Investment Adviser’s own assumptions about how market participants would price the asset or liability in question. Valuations of privately held investments are inherently uncertain and they may fluctuate over short periods of time and may be based on estimates. The determination of fair value by the Board may differ materially from the values that would have been used if a ready market for these investments existed.

Net assets could be materially affected if the determinations regarding the fair value of the investments were materially higher or lower than the values that are ultimately realized upon the disposal of such investments.

Valuation Techniques

The following is a description of the various valuation techniques the Company utilizes when valuing its investments.

Debt Investments

Bid quotations – Certain debt investments of ours may be traded in public markets where quoted market prices are generally not readily available. The fair value of these investments may be determined based on bid quotations from unaffiliated market makers or independent third-party pricing services or the price activity of comparable instruments. We will generally supplement the bid quotations for these investments by also performing a comparable yield approach outlined below.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the period covered by our financial statements, the majority of the loans in our portfolio had floating interest rates, and we expect that our loans in the future will also have floating interest rates. As of September 30, 2019 and December 31, 2018, 100.0% and 99.7%, respectively, of the outstanding principal amount of our debt investments bore interest at floating rates. These loans usually have floating interest rates based on LIBOR and typically have interest rate re-set provisions that adjust applicable LIBOR under such loans to current market rates on a regular basis. In addition, the 2018-2 CLO has a floating interest rate provision based on a cost of funds that approximates LIBOR and we expect that any other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited consolidated statement of financial condition as of September 30, 2019 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	(Decrease)/increase	(Decrease)/increase	Net (decrease)/increase
Change in interest rates ($ in thousands)	in interest income	in interest expense	in investment income
Down 100 basis points	$(4,312)	$(2,708)	$(1,604)
Down 50 basis points	(2,182)	(1,354)	(828)
Down 25 basis points	(1,105)	(677)	(428)
Up 25 basis points	1,105	677	428
Up 50 basis points	2,211	1,354	857
Up 100 basis points	4,432	2,708	1,724

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

As of September 30, 2019, our asset coverage ratio was near 150%, and we are significantly limited in our ability to incur additional leverage.

Under the 1940 Act, we are permitted to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC). As of September 30, 2019, our total outstanding indebtedness was $270.8 million and our asset coverage, computed in accordance with the 1940 Act, was 153.6%. As a result of our current asset coverage ratio, total assets and levels of term debt, we expect to be significantly limited in our ability to incur additional leverage.  If our asset coverage decreases further, we may be required to sell a portion of our investments in order to fund our ongoing liquidity requirements (including distributions to stockholders) or repay a portion of our indebtedness at a time when such sales may be disadvantageous, which could have a material adverse impact on our business, financial condition and results of operations.  In addition, we cannot assure you that we would be able to sell any such assets on a timely basis, at prices equal to fair market value or at all. Further, we expect our investment activity will be limited while our asset coverage is near 150%, which may have a material adverse impact on our business, financial condition and results of operations.

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

Garrison Capital Inc.

Dated: November 12, 2019	By	/s/ Joseph Tansey

Joseph Tansey
Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2019	By	/s/ Daniel Hahn

Daniel Hahn
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Dated: November 12, 2019	By	/s/ Brian Chase

Brian Chase
Chief Operating Officer and Director