Form 10-K
period 2019-12-31
Garrison Capital Inc.
filed 2020-03-16
CIK 1509892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant on June 30, 2019 based on the closing price on June 30, 2019 of $6.90 on the Nasdaq Global Select Market was approximately $103.2 million. For the purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates. There were 16,049,352 shares of the registrant’s common stock outstanding as of March 9, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2020 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2019.

i

PART I

In this Annual Report on Form 10-K, except as otherwise indicated, the terms:

•	“we,” “us,” “our,” “Garrison Capital,” and the “Company” refer to Garrison Capital Inc., a Delaware corporation, and its consolidated subsidiaries;
•	“Garrison Capital Advisers” or the “Investment Adviser” refers to Garrison Capital Advisers LLC, a Delaware limited liability company;
•	“Garrison Capital Administrator” or the “Administrator” refers to Garrison Capital Administrator LLC, a Delaware limited liability company;
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

Our investment objective is to generate current income and capital appreciation by assembling a broad portfolio U.S. based companies.

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

Garrison Investment Group

Garrison Investment Group is an alternative investment and asset management firm founded in March 2007. As of December 31, 2019, Garrison Investment Group had approximately $3.2 billion of committed and invested capital under management and a team of 46 employees, including 21 investment professionals. Garrison Investment Group is headquartered in New York, New York. Garrison Investment Group opportunistically invests in debt and equity, primarily in the areas of corporate finance, real estate finance and structured finance.

Mr. Joseph Tansey, our chief executive officer and a member of the investment committee of our Investment Adviser, and his team of investment professionals have significant experience being investors and lenders to middle-market companies across a broad range of industries and types of debt over the course of several economic cycles.

Prior to forming Garrison Investment Group, Mr. Tansey was a Managing Director at Fortress Investment Group LLC, or Fortress, and was also a partner of the Drawbridge Special Opportunities Fund, or Drawbridge, one of Fortress’ hybrid hedge funds, from its inception in August 2002 to March 2007. Drawbridge focused primarily on investments in opportunistic debt and equity securities and asset-based transactions. His responsibilities included sourcing, evaluating, structuring, managing and monitoring corporate, structured finance and real estate investments, including both debt and equity. Mr. Tansey has 25 years of investment experience.

Our Investment Committee

All new investments are required to be reviewed by the investment committee of our Investment Adviser, which currently consists of the following members: Joseph Tansey, Brian Chase, Mitch Drucker, Allison Adornato and Daniel Hahn. The members of the investment committee are employees or partners of Garrison Investment Group and receive no direct compensation from us or our Investment Adviser.

Review of Strategic Alternatives

On November 12, 2019, we announced that our board of directors had retained Keefe, Bruyette & Woods, Inc. as its financial advisor and investment banker to assist in exploring a variety of strategic alternatives to enhance value for our stockholders. We cannot provide any assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction. Similarly, any strategic decision will involve risks and uncertainties, and we cannot provide any assurance that any strategic alternative, if identified, evaluated and consummated, will provide the anticipated benefits or otherwise enhance stockholder value. The process is ongoing and our board of directors has not set a timetable for completion of the evaluation.

Pending completion of the strategic alternatives review, we expect to limit our investment activities and may hold any prepayments or repayments of principal on our investments in cash rather than redeploying in new investment opportunities.  Holding a significant portion of our assets in cash would negatively affect our total investment income, which may not exceed our expenses during this period.

Our Investment Strategy

Our investment objective is to generate current income and capital appreciation by assembling a broad portfolio of loans and debt securities of U.S. based companies. The companies to which we typically extend credit are moderately leveraged and have been rated below investment grade by national rating agencies. For companies that have not been rated, we believe that they would typically receive a rating below investment grade. In addition, our investments typically range in maturity from one to seven years. However, we may make investments in securities with any maturity or duration.

We invest opportunistically in loans and debt securities that we believe have attractive risk adjusted returns. We also, to a lesser extent, may make select minority equity investments (usually in conjunction with a concurrent debt investment) in non-investment grade companies. We organize these lending opportunities into three categories.

Traditional Direct Lending.   A portion of our investments may represent direct origination of first lien senior secured loans (including "unitranche" loans, which are loans that combine the characteristics of both senior and subordinated debt, generally in a first lien position). We also may, to a lesser extent, invest in subordinated and mezzanine debt. Our lending opportunities are identified through the extensive origination network to which we have access and serve as either sole lender or as a partner with like-minded creditors. We expect that we will typically extend or participate in floating-rate, first lien secured term loans, the proceeds of which may be used to refinance existing indebtedness or support acquisitions, growth initiatives, general corporate liquidity or operational turnarounds.

Capital Markets Activities.   We acquire loans in the syndicated market, as well as purchase debt investments in the secondary market, which in certain instances may be at favorable discounts. We believe the experience of the investment professionals to whom our Investment Adviser has access allows us to react quickly in executing acquisitions of loans in the capital market on favorable terms and permits us to refinance loans on a streamlined basis.

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

While we generally expect the majority of our focus to be on traditional direct lending and capital markets activities, the proportion of these types of investments will change over time given our views on, among other things, the current state of the economic and credit environment.

In addition, from time to time, and to the extent permissible under the 1940 Act, we expect our investments may include certain non-qualifying assets, including assets of non-U.S. companies, certain publicly traded companies and, to a lesser extent and subject to certain limits under the 1940 Act, registered or unregistered investment companies. See “Risk Factors — Risks Relating to Our Business and Structure — The constraints imposed on us as a business development company and RIC may hinder the achievement of our investment objectives, and any failure to maintain our status as a business development company or RIC may adversely affect us.” and “Regulation — Qualifying Assets.”

Our Investment Criteria/Guidelines

Our target businesses typically exhibit some or all of the following characteristics:

•	annual earnings before interest, taxes, depreciation and amortization, or EBITDA, ranging from $10.0 million to over $100.0 million;
•	annual revenue ranging from $75.0 million to over $1.0 billion;
•	a U.S. base of operations;
•	an experienced management team executing a long-term growth strategy;
•	discernable downside protection through recurring revenue or strong tangible asset coverage;
•	defensible niche product/service;
•	products and services with distinctive competitive advantages or other barriers to entry;
•	stable and predictable free cash flows;
•	existing indebtedness that may be refinanced on attractive terms;
•	low technology and market risk;
•	strong customer relationships; and
•	low to moderate capital expenditure requirements.

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

We expect to hold most of our direct lending investments to maturity or repayment but may sell some investments earlier if liquidity events occur, such as a sale, recapitalization or worsening of the credit quality of the portfolio company, and in certain selective circumstances may make investments in amounts in excess of $10.0 million. We generally expect that the size of our individual investments will vary based on, among other things, our capital base, the composition of our portfolio, the investment’s risk and other general economic factors.

Our Investment Portfolio

The table below outlines the activity and overall statistics for the year ended December 31, 2019.

			Debt Investments(1)		Total Portfolio
		Number of	Weighted Average Yield(2) at		Weighted Average Yield(2) at
	Par ($ in millions)	Companies	Amortized Cost	Fair Value	Amortized Cost	Fair Value
As of December 31, 2018	$475.3	93	9.1%	10.2%	8.5%	9.9%
Total portfolio additions	140.4	30	8.1%	7.9%	8.0%	7.8%
Total portfolio repayments/sales	(173.0)	(18)	8.7%	8.4%	6.5%	6.3%
As of December 31, 2019	$442.6	105	8.1%	9.2%	7.6%	8.6%

(1)	Debt investments exclude our consumer loan portfolio, unfunded revolvers, debt investments placed on non-accrual and equity investments.
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

Set forth below is a list of the top ten industries in which we are invested as of December 31, 2019, as a percentage of our total investments at fair value as of such date.

Industry	Fair Value of Investments	Percentage of Total Investments
($ in thousands)
Internet Software and Services	$74,093	17.7%
Healthcare Equipment and Services	49,776	11.9
Textiles, Apparel and Luxury Goods	26,757	6.4
Auto Components	25,329	6.0
Diversified Telecommunication Services	23,692	5.7
Commercial Services and Supplies	21,662	5.2
Household Products and Durables	20,020	4.8
Electrical Equipment	13,652	3.3
Transportation Services	13,169	3.1
Food Products	12,628	3.0
	$280,778	67.1%

Competition

Our primary competitors who provide financing to a broad portfolio of U.S. based companies include public and private funds, including other business development companies, commercial and investment banks, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. As competition for investment opportunities increases, alternate investment vehicles, such as hedge funds and collateralized loan obligations, may invest in U.S. based companies. In periods of economic recovery and expansion, we expect that we may face enhanced competition. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company and that the Code imposes on us as a RIC. See “Risk Factors — Risks Relating to Our Business and Structure — The highly competitive market for investment opportunities in which we operate may limit our investment opportunities.”

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

Garrison Capital Advisers’ services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. Under the Investment Advisory Agreement, which was most recently amended and restated on May 6, 2019, we pay Garrison Capital Advisers a fee for investment management services consisting of a management fee and an incentive fee, both of which are described further below.

Management Fee

Under the Investment Advisory Agreement, beginning August 14, 2018, the management fee payable to the Investment Adviser is calculated at an annual rate of 1.50% of the average value of our gross assets, excluding cash or cash equivalents but including assets purchased with borrowed funds, at the end of each of the two most recently completed calendar quarters; provided, however, the management fee is calculated at an annual rate of 1.00% of the average value of the Company’s gross assets, excluding cash or cash equivalents but including assets purchased with borrowed funds, that exceeds the product of (i) 200% and (ii) the Company’s average net assets at the end of each of the two most recently completed calendar quarters.  For the avoidance of doubt, the 200% is calculated in accordance with the 1940 Act and gives effect to the Company’s exemptive relief with respect to our SBIC debentures. For purposes of the Investment Advisory Agreement, cash equivalents means U.S. government securities and commercial paper maturing within 270 days of purchase.

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

We made management fee payments to the Investment Adviser of $4.9 million and $6.0 million, respectively, for the years ended December 31, 2019 and 2018. For the years ended December 31, 2019 and 2018, the Investment Adviser earned management fees under the Investment Advisory Agreement of $6.5 million and $6.1 million, respectively, of which $1.5 million and $0.1 million remained payable as of December 31, 2019 and 2018, respectively.

Incentive Fee

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

Income-Based Incentive Fee.   The first component of the incentive fee, which is income-based, is calculated and payable quarterly in arrears based on our Pre-Incentive Fee Net Investment Income for the immediately preceding calendar quarter, subject to a catch-up feature and the Incentive Fee Cap and Deferral Mechanism. For this purpose, “Pre-Incentive Fee Net Investment Income” means interest income, distribution income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the management fee, expenses payable under the Administration Agreement, any interest expense and any distributions paid on any issued and outstanding preferred stock, but excluding the incentive fee). “Pre-Incentive Fee Net Investment Income” includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest or original issue discount and zero coupon securities), accrued income that we have not yet received in cash. “Pre- Incentive Fee Net Investment Income” does not include any realized capital gains or realized capital losses or unrealized capital gains or losses. The first component of the incentive fee equals 20.00% of the amount, if any, that the Pre-Incentive Fee Net Investment Income exceeds a 1.75% quarterly (7.00% annualized) hurdle rate (the “Hurdle Rate”), subject to a “catch-up” provision, measured at the end of each calendar quarter. Effective January 1, 2019, the operation of the first component of the incentive fee under the Investment Advisory Agreement for each quarter is as follows:

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

The following is a graphical representation of the calculation of the income-based component of the incentive fee as calculated currently:

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

Example 2: Pre-incentive Fee Net Investment Income exceeds 1.75% Hurdle Rate but does not exceed 2.9167% “Catch up”

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

Incentive fee= (50% × “Catch-Up”) + (the greater of 0% AND (20% × (Pre-Incentive Fee Net Investment Income – 2.9167%)))

Incentive fee= (50.0% x (Pre-Incentive Fee Net Investment Income – 1.75%)) + 0%

Incentive fee= 50.0% x (1.875% - 1.75%)

Incentive fee= 50.0% x 0.125%

Incentive fee= 0.0625%

Example 3: Pre-incentive Fee Net Investment Income exceeds the Hurdle Rate and Quarterly Catch up

Assumptions

•	Investment income (including interest, distributions, fees, etc.) = 4.00%
•	Other expenses (legal, accounting, custodian, transfer agent, etc.) = 0.25%
•	Hurdle Rate: 1.75%
•	Management fee = 0.375%
•	Pre-Incentive Fee Net Investment Income (investment income – (management fee + other expenses)) = 4.00%– (0.375%+ 0.25%) = 3.375%

Pre-Incentive Fee Net Investment Income exceeds the hurdle rate, therefore there is an incentive fee on income.

Incentive fee = (50% × “Catch-Up”) + (the greater of 0% AND (20% × (Pre-Incentive Fee Net Investment Income – 2.9167%)))

Incentive fee = (50.0% × “Catch-Up”) + 20% × (Pre-Incentive Fee Net Investment Income – 2.9167%)
Incentive fee = 50.0% × (2.9167%– 1.75%) + 20% × (3.375%– 2.9167%)
Incentive fee = 50.0% × 1.1667% + 20% × 0.4583
Incentive fee = 0.675%

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

As of December 31, 2019, we had cumulative net realized and unrealized capital losses in excess of our Pre-Incentive Fee Net Investment Income, resulting in negative Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period. Therefore, the Incentive Fee Cap as of December 31, 2019 was zero due to the Incentive Fee Cap and Deferral Mechanism (and subject to the applicable limitations set forth in the Investment Advisory Agreement).

As of December 31, 2019, the Investment Adviser had calculated aggregate income-based incentive fees and payments of $6.6 million and $0.8 million since January 1, 2017, respectively. As of December 31, 2019, due to the Incentive Fee Cap and Deferral Mechanism, $0.3 million of income-based incentive fees related to incentive fees attributable to deferred interest were recorded as an incentive fee payable on the consolidated statement of financial condition.  Due to the fact that there is no clawback of amounts previously paid to the Investment Adviser in accordance with the Investment Advisory Agreement, the Company has not recorded a receivable for the $0.8 million difference between amounts paid under the Investment Advisory Agreement in prior quarters and the Incentive Fee Cap based on the Company’s Cumulative Pre-Incentive Fee Net Return as of December 31, 2019.

To the extent unrealized capital losses incurred within the Incentive Fee Look-back Period as of December 31, 2019 are reversed or cease to impact the Incentive Fee Cap, such that our cumulative realized capital gains and cumulative unrealized capital appreciation exceed cumulative realized capital losses and cumulative unrealized capital depreciation prior to January 1, 2023, the Investment Adviser may be able to recoup up to $8.3 million of income-based incentive fees which are currently deferred under the Incentive Fee Cap.

The Investment Adviser earned aggregate incentive fees of $1.1 million, $2.7 million and $2.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. None of the incentive fees earned were payable on the consolidated statements of financial condition as of December 31, 2019 as a result of the Incentive Fee Cap. As of December 31, 2019, $0.3 million of incentive fees payable were waived by the Investment Adviser. As of December 31, 2018, $0.1 million of the incentive fees earned were payable on the consolidated statements of financial condition as a result of, and subject to, the Incentive Fee Cap.

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

Duration and Termination

The Investment Advisory Agreement was most recently approved by our board of directors, including a majority of our directors who are not interested persons of us or Garrison Capital Advisers, in March 2020. Unless terminated earlier as described below, the Investment Advisory Agreement will continue in effect from year to year if approved annually by our board of directors, or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons of Garrison Capital. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other. Any termination by us must be authorized either by our board of directors or by vote of our stockholders. See “Risk Factors — Risks Relating to Our Business and Structure — We depend upon key personnel of Garrison Investment Group and its affiliates.”

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

Board of Directors Approval of the Investment Advisory Agreement

Our board of directors determined at a meeting held in March 2020 to approve the renewal of the Investment Advisory Agreement. In its consideration of the Investment Advisory Agreement, the board of directors focused on information it had received relating to, among other things:

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

Administration Agreement

Pursuant to the Administration Agreement, most recently approved by our board of directors in March 2020, Garrison Capital Administrator furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, our required administrative services, which includes being responsible for the financial records which are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Administrator assists in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. In addition, the Administrator also provides managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, including rent and our allocable portion of the cost of our chief compliance officer and chief financial officer and their respective staffs. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. The Administrator may retain third parties to assist in providing administrative services to us. To the extent that our Administrator outsources any of its functions we pay the fees associated with such functions on a direct basis without any profit to the Administrator.

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

Senior Securities

Because our stockholders approved the modified asset coverage requirements in Section 61(a)(2) of the 1940 Act, effective August 15, 2018, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. Prior to August 15, 2018, we were permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, was at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratio at the time of the distribution or repurchase. We consolidate our financial results with those of the CLOs, GLC Trust 2013-2, the GARS Equity Holdings Entities, Walnut Hill II LLC, Forest Park II LLC, Garrison Capital PL Holdings LLC, GIG Rooster Holdings I LLC and Garrison SBIC for financial reporting purposes and measure our compliance with the leverage test applicable to business development companies under the 1940 Act on a consolidated basis. On September 30, 2014, we received exemptive relief from the SEC to permit us to exclude the debt of Garrison SBIC subsidiary from our asset coverage test under the 1940 Act. As such, our ratio of total consolidated assets to outstanding indebtedness may be less than 150%. This provides us with increased investment flexibility but also increases our risks related to leverage. For a discussion of the risks associated with leverage, see “Risk Factors — Risks Relating to Our Business and Structure — Regulations governing our operation as a business development company, including those related to the issuance of senior securities, will affect our ability to, and the way in which we, raise additional debt or equity capital.”

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
•

derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income (including deemed inclusions) derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income), or the 90% Income Test; and

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

Risks Relating to Our Business and Structure

We are exploring strategic alternatives and there can be no assurance that we will be successful in identifying a strategic alternative, that such strategic alternative will yield additional value for our stockholders or that the process will not have an adverse impact on our business.

On November 12, 2019, we announced that our board of directors had retained Keefe, Bruyette & Woods as its financial advisor and investment banker to assist in exploring a variety of strategic alternatives to enhance value for our stockholders. We cannot provide any assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction. Similarly, any strategic decision will involve risks and uncertainties, and we cannot provide any assurance that any strategic alternative, if identified, evaluated and consummated, will provide the anticipated benefits or otherwise enhance stockholder value. The process is ongoing and our Board of Directors has not set a timetable for completion of the evaluation.

We expect to incur substantial costs associated with exploring strategic alternatives. Any potential transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our business, stockholder approval and the availability of financing to potential buyers on reasonable terms. The process of exploring strategic alternatives may be time consuming and disruptive to our business operations. We are also subject to other risks in connection with the uncertainty created by the strategic review process, including stock price volatility.  We do not currently intend to disclose further developments with respect to this process, unless and until our Board of Directors approves a specific transaction or otherwise deems disclosure appropriate or necessary.

If we are unable to effectively manage the strategic review process, our business, financial condition, liquidity and results of operations could be adversely affected.

Global capital markets are in a period of severe disruption and instability. These conditions have historically affected and could again materially and adversely affect debt and equity capital markets in the United States and around the world and our business.

The global and U.S. capital markets have in the past and may in the future experience periods of disruption and extreme volatility. Signs of deteriorating sovereign debt conditions in Europe and elsewhere, increasing budget deficits, concerns related to global economic slowdown, terrorism and epidemics and pandemics (including the current coronavirus pandemic), volatile energy prices and the United Kingdom’s referendum decision to leave the European Union (commonly referred to as “Brexit”), which occurred on January 31, 2020, and other nationalist movements and policies (including trade wars) create uncertainty and volatility that has led to, and could in the future lead to further, disruptions in the capital markets.

A prolonged period of market illiquidity or uncertainty regarding U.S. government deficit and spending levels, including negotiation of federal spending cuts, and implementation of global fiscal austerity measures may lead to a general decline in economic conditions, which could materially and adversely affect the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and to financial firms in particular. This may cause our lenders to attempt to accelerate our indebtedness and, to the extent that we wish to incur additional indebtedness to fund new investments, to renew or refinance existing indebtedness, to obtain other lines of credit or to issue senior securities during such unfavorable economic conditions, including future recessions, the debt capital that will be available to us, if any, may be at a higher cost or on terms and conditions that may be less favorable than we expect, which could negatively affect our financial performance and results. In addition, downgrades to the U.S. government’s sovereign credit rating or perceived creditworthiness of the United States or other large global economies or U.S. federal government shutdowns could adversely affect global financial markets and economic conditions.

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

We are subject to risks associated with the discontinuation of LIBOR.

In July 2017, the head of the United Kingdom Financial Conduct Authority, or the FCA, announced that it will no longer persuade or compel banks to submit rates for the calculation of the London Interbank Offered Rate, or LIBOR, after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.

The expected discontinuation of LIBOR could have a significant impact on our business. If LIBOR ceases to exist, we may need to renegotiate with our portfolio companies the terms of certain credit agreements extending beyond 2021. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our net investment income cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition and results of operations.

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

Our Investment Adviser is an affiliate of Garrison Investment Group and, in turn, depends upon access to the investment professionals and other resources of Garrison Investment Group and its affiliates to fulfill its obligations to us under the Investment Advisory Agreement. Our Investment Adviser also depends upon Garrison Investment Group to obtain access to deal flow generated by the professionals of Garrison Investment Group. Under the Staffing Agreement, Garrison Investment Group has agreed to provide our Investment Adviser with the resources necessary to fulfill these obligations. The Staffing Agreement provides that Garrison Investment Group will make available to our Investment Adviser experienced investment professionals and access to the senior investment personnel of Garrison Investment Group for purposes of evaluating, negotiating, structuring, closing and monitoring our investments. We are not a party to the Staffing Agreement and cannot assure you that Garrison Investment Group will fulfill its obligations under the agreement. From September 30, 2019 through December 31, 2019, headcount at Garrison Investment Group decreased from 56 to 46, including 21 investment professionals, and there have been additional departures since December 31, 2019.  We cannot guarantee you that Garrison Investment Group will not experience further decreases in personnel in the future and that recent and future decreases in investment personnel will not have a material adverse effect on the ability of Garrison Investment Group and our Investment Adviser to fulfill their obligations under the Staffing Agreement and Investment Advisory Agreement, respectively.  If Garrison Investment Group fails to perform its obligations under the Staffing Agreement, we cannot assure you that our Investment Adviser will enforce the Staffing Agreement, that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of Garrison Investment Group and its affiliates or their market knowledge and deal flow. The loss of any of the individuals who provide services to us pursuant to the Staffing Agreement (including the members of our investment committee) or inability to attract and retain appropriate replacements and/or additional resources could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, our Administrator provides services to us using the administrative personnel of Garrison Investment Group.  Recent and future departures of administrative personnel may have a material adverse effect on our Administrator’s ability to provide services to us under the Administration Agreement.

If our Investment Adviser is unable to manage our investments effectively, we may be unable to achieve our investment objective.

Our ability to achieve our investment objective depends on our ability to manage our business. This depends, in turn, on our Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. This, in turn, depends on the ability of Garrison Investment Group’s investment professionals to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objective on a cost-effective basis will depend upon our Investment Adviser’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and our access to financing on acceptable terms. Our Investment Adviser has substantial responsibilities under the Investment Advisory Agreement. The personnel of Garrison Investment Group who are made available to our Investment Adviser under the Staffing Agreement are engaged in other business activities and may be called upon to provide managerial assistance to our portfolio companies. These and other demands on their time could distract them, divert their time and attention or otherwise cause them not to dedicate a significant portion of their time to our businesses which could slow our rate of investment. Any failure to manage our business effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the 1940 Act, we are currently permitted to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC). As of December 31, 2019, our total outstanding indebtedness was $317.6 million and our asset coverage, computed in accordance with the 1940 Act, was 150.4%. As a result of our current asset coverage ratio, total assets and levels of term debt, we expect to be significantly limited in our ability to incur additional leverage.  If our asset coverage decreases further, we may be required to sell a portion of our investments in order to fund our ongoing liquidity requirements (including distributions to stockholders) or repay a portion of our indebtedness at a time when such sales may be disadvantageous, which could have a material adverse impact on our business, financial condition and results of operations.  In addition, we cannot assure you that we would be able to sell any such assets on a timely basis, at prices equal to fair market value or at all. Further, we expect our investment activity will be limited pending the completion of the exploration of strategic alternatives and/or while our asset coverage is near 150%, which may have a material adverse impact on our business, financial condition and results of operations.

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

Our strategy involves a high degree of leverage. The use of leverage, including through the issuance of senior securities, magnifies the potential for gain or loss on amounts invested. We have incurred leverage in the past and currently incur leverage through the 2018-2 CLO and Garrison SBIC and, from time to time, intend to incur additional leverage to the extent permitted under the 1940 Act. In the future, we may borrow from, and issue senior securities to, banks, insurance companies and other lenders. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The risks of investing in a highly leveraged fund include volatility and possible distribution restrictions. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments into which we may enter. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses.

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

We are not permitted to issue senior securities unless, immediately after each such issuance (other than SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC), we have an asset coverage, as defined in the 1940 Act, of at least 150%.  If our asset coverage ratio declines below 150% (other than the SBA debentures of an SBIC subsidiary, as permitted by exemptive relief we have been granted by the SEC), we cannot incur additional debt and could be required to sell a portion of our investments to repay certain types of debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. As of December 31, 2019, our total outstanding indebtedness was $317.6 million and our asset coverage, computed in accordance with the 1940 Act, was 150.4%.

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

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses, as of December 31, 2019. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	-10%	-5%	0%	5%	10%
Corresponding return to common stockholder (1)	-42.96%	-25.96%	-8.95%	8.06%	25.06%

(1)

Assumes $464.4 million in total assets, $268.8 million of debt outstanding under the 2018-2 CLO, $46.9 million of debt outstanding under Garrison SBIC, $2.0 million under the short-term borrowing facility, $136.6 million in net assets as of December 31, 2019 and an average cost of funds of 3.58%, 3.59%, 4.45%, 5.18%, 3.72%, and 2.74%, which is the weighted average effective interest rates of the Class A-1R-R Notes, Class A-1T-R Notes, Class A-2-R Notes and Class B-R Notes issued as a part of our 2018-2 CLO, the debentures issued by Garrison SBIC, and short-term borrowings issued by Natixis Securities Americas, LLC, respectively, for the year ended December 31, 2019, and includes the effects of the amortization of deferred debt issuance costs. The weighted average effective interest rate for our total outstanding debt was 3.9% as of December 31, 2019.

Based on our outstanding indebtedness of $317.6 million as of December 31, 2019 and an average cost of funds of 3.7% as of that date, our investment portfolio must experience an annual return of at least 2.6% to cover annual interest payments on the 2018-2 Notes and the SBA debentures of Garrison SBIC.

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

As of December 31, 2019, the 2018-2 CLO owed approximately $268.8 million under the 2018-2 Secured Notes, and the fair value of the investments held by the 2018-2 CLO was $333.8 million. The leveraged nature of the 2018-2 Subordinated Notes may magnify the adverse impact on the 2018-2 Subordinated Notes of changes in the market value of the investments held by the 2018-2 CLO, changes in the distributions on those investments, defaults and recoveries on those investments, capital gains and losses on those investments, prepayments on those investments and availability, prices and interest rates of those investments. We are prepared to hold the 2018-2 Subordinated Notes until their stated maturity.

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

In certain circumstances, we or a majority of the holders of any class of the 2018-2 Secured Notes that has not received 100% of the principal and interest that would otherwise be due and payable to such class on any quarterly payment date can require the 2018-2 CLO to redeem such notes in whole in the event that any change in or adoption of U.S. or foreign tax statute or treaty requires, among other items, (1) withholding of 5% or more of the scheduled payments by the 2018-2 CLO on any date or (2) any jurisdiction imposing a net income, profits or similar tax on the 2018-2 CLO, in each case, in an aggregate amount in excess of $1.0 million in any quarter or any 12-month period. This could cause the 2018-2 CLO to sell all or a portion of its investments in order to fund the necessary redemption, including on unfavorable terms, which could have a material adverse effect on our business, financial condition and results of operations.

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

We may make portfolio investments in the form of securities that are not publicly traded. As a result, our board of directors determines the fair value of these securities in good faith under our valuation policies and procedures. In connection with that determination, investment professionals from our Investment Adviser provide our board of directors with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. In addition, Messrs. Chase and Tansey have direct and indirect pecuniary interests in our Investment Adviser. The participation of our Investment Adviser’s investment professionals in our valuation process, and the pecuniary interest in our Investment Adviser by certain members of our board of directors, could result in a conflict of interest as the management fee paid to our Investment Adviser is based, in part, on our gross assets.

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

We or our Investment Adviser could become the target of securities litigation or other similar claims if our stock price fluctuates significantly or for other reasons, including derivative actions by stockholders. The outcome of any such proceedings could have a material adverse effect on our business, financial condition, and/or operating results and could continue without resolution for long periods of time. Any litigation or other similar claims could consume substantial amounts of our management’s time and attention, and that time and attention and the devotion of associated resources could, at times, be disproportionate to the amounts at stake. Litigation and other claims are subject to inherent uncertainties, and a material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome in litigation or other similar claims becomes probable and reasonably estimable. In addition, we could incur expenses associated with defending ourselves against litigation and other similar claims, and these expenses could be material to our earnings in future periods.

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

•

they typically have shorter operating histories, narrower product lines and smaller market shares and may be more dependent on a single or a few suppliers than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

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

Our portfolio may be concentrated in a limited number of portfolio companies and industries. As a result, the aggregate returns we realize may be significantly and adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize. As of December 31, 2019, the largest industry concentrations in our portfolio were Internet Software and Services, Healthcare Equipment and Services and Textiles, Apparel and Luxury Goods, which represented 17.7%, 11.9% and 6.4%, respectively, of our portfolio at fair value.

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

We do not currently anticipate taking controlling equity positions in our portfolio companies although we may hold such positions as a result of restructurings or otherwise. In addition, we may not be in a position to control any portfolio company by investing in its debt securities or loans. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and the stockholders and management of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and we may therefore suffer a decrease in the value of our investments.

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

•	changes in, or uncertainty regarding, regulatory policies, accounting pronouncements or tax guidelines, particularly with respect to RICs and business development companies;
•	loss of our qualification as a RIC or business development company;
•	changes in earnings or variations in operating results;
•	changes in the value of our portfolio investments;
•	changes in accounting guidelines governing valuation of our investments;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	departure of our Investment Adviser’s or any of its affiliates’ key personnel;
•	operating performance of companies comparable to us;
•	the impact of public health epidemics on the global economy, such as the coronavirus;
•	general economic trends and other external factors; and
•	loss of a major funding source.

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

The last reported price for our common stock on March 12, 2020 was $3.08 per share. As of March 12, 2020, we had 13 stockholders of record. This does not include the number of stockholders that hold shares through banks or broker-dealers.

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

Stock Performance Graph

This graph compares the stockholder return on our common stock from January 1, 2015 to December 31, 2019 with that of the Nasdaq Financial 100 Stock Index and the Standard & Poor’s 500 Stock Index. This graph assumes that on January 1, 2015, $100 was invested in our common stock, the Nasdaq Financial 100 Stock Index, and the Standard & Poor’s 500 Stock Index. The graph also assumes the reinvestment of all cash dividend distributions prior to any tax effect. The graph and other information furnished under this Part II Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

Item 6. Selected Financial Data

The following selected consolidated financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 are derived from the consolidated financial statements that have been audited by RSM US LLP, an independent registered public accounting firm. The audited Consolidated Statements of Financial Condition as of December 31, 2019 and 2018 and the Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017 are included elsewhere in this Form 10-K. The audited Consolidated Statements of Financial Condition as of December 31, 2017, 2016 and 2015 and the Consolidated Statements of Operations for the years ended December 31, 2016 and 2015 are not included in this Form 10-K. Historical results are not necessarily indicative of results for any future period.

The selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Form 10-K:

	Year Ended December 31,
($ in thousands except per share amounts)	2019	2018	2017	2016	2015
Statement of operations data:
Total investment income(1)	$39,719	$38,782	$36,620	$42,951	$51,317
Interest expense	14,612	11,725	8,803	9,859	7,428
Management fee (net of fee waivers)(2)	6,471	6,058	5,565	6,972	7,755
Incentive fee (net of fee waivers)(3)	577	271	—	—	1,135
Other expenses	5,429	4,536	5,025	5,207	5,055
Net investment income	12,630	16,192	17,227	20,913	29,944
Net realized and unrealized gains/(loss) on investments and losses on extinguishment of debt(4)	(31,509)	(17,765)	(11,000)	(25,723)	(33,604)
Net (decrease)/increase in net assets resulting from operations	(18,879)	(1,573)	6,227	(4,810)	(3,660)
Basic weighted average common shares outstanding	16,049,352	16,049,352	16,049,352	16,149,866	16,742,531
Basic (loss)/earnings per share	(1.17)	(0.10)	0.39	(0.30)	(0.22)
Dividends and distributions declared per common share	0.84	1.07	1.12	1.33	1.40

Other data:
Weighted average yield on debt investments at fair value(5)	9.2%	10.2%	10.1%	11.1%	10.8%
Weighted average yield on total portfolio at fair value(6)	8.6%	9.9%	9.9%	11.9%	11.8%
Number of portfolio companies at period end	105	93	62	57	66

	Year Ended December 31,
($ in thousands except per share amounts)	2019	2018	2017	2016	2015
Statement of financial condition data:
Investments, at fair value(7)	$418,873	$453,977	$394,730	$376,704	$415,001
Cash and restricted cash	40,307	45,722	19,516	22,946	36,818
Total assets	464,449	503,966	424,196	406,547	460,301
Debt	313,750	307,492	232,531	205,112	225,649
Total net assets	136,553	168,912	187,658	199,408	230,710
Shares of common stock outstanding	16,049,352	16,049,352	16,049,352	16,049,352	16,507,594
Per share data:
Net asset value per share	$8.51	$10.52	$11.69	$12.42	$13.98

(1)

Includes income from affiliate investments of $0.1 million and $0.2 million for the years ended December 31, 2017 and 2016, respectively. There was not any income from affiliate investments for the years ended December 31, 2019, 2018 and 2015.

(2)	Includes $0.3 million of waived management fees for each of the years ended December 31, 2017 and 2016.
(3)	Includes $0.3 million of waived incentive fees for the year ended December 31, 2019.
(4)

Includes net realized loss from affiliate investments of $11.2 million and $5.0 million for the years ended December 31, 2019 and 2017, respectively. Includes net change in unrealized loss from affiliate investments of $0.1 million, $2.1 million and $1.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(5)

Weighted average yield on debt investments measured at fair value is calculated based on the interest expected to be received using the current all-in interest rate, contractual maturity date and the current fair value of the investment as of the balance sheet date. This excludes investments placed on non-accrual, unfunded revolvers and equity investments.

(6)

Weighted average yield on total portfolio measured at fair value is calculated based on the interest expected to be received using the current all-in interest rate, contractual maturity date and the current fair value of the investment as of the balance sheet date.

(7)

Includes affiliate investments of $1.5 million, $1.7 million and $3.1 million as of December 31, 2019, 2018 and 2016, respectively. There were no affiliated investments as of December 31, 2017 or 2015.

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

•	our business prospects and the prospects of our current and prospective portfolio companies;
•	the impact of investments that we may make;
•	the impact of increased competition;
•	our contractual arrangements and relationships with third parties;
•	the dependence of our business on the general economy, including general economic trends, and its impact on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	the relative and absolute performance of our Investment Adviser, including in identifying suitable investments for us;
•	any future financings and investments;
•	the adequacy of our cash resources and working capital;
•	our ability to make distributions to our stockholders;
•	our ability to complete a strategic transaction on a timely basis, or at all;
•	the effects of applicable legislation and regulations and changes thereto;
•	the timing of cash flows, if any, from the operations of our prospective portfolio companies; and
•	the impact of future acquisitions and divestitures.

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

Our investment objective is to generate current income and capital appreciation by assembling a broad portfolio of loans and debt securities of U.S. based companies. The companies to which we typically extend credit are moderately leveraged and have been rated below investment grade by national rating agencies. For companies that have not been rated, we believe that they would typically receive a rating below investment grade. In addition, our investments typically range in maturity from one to seven years. However, we may make investments in securities with any maturity or duration.

We invest opportunistically in loans and debt securities that we believe have attractive risk adjusted returns. We also, to a lesser extent, may make select minority equity investments (usually in conjunction with a concurrent debt investment) in non-investment grade companies.

Our investment activities are managed by our Investment Adviser. The investment committee of our Investment Adviser is comprised of Joseph Tansey, Brian Chase, Mitch Drucker, Allison Adornato and Daniel Hahn. Our Investment Adviser is responsible for sourcing potential investments, conducting research and diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. Under the Investment Advisory Agreement, we pay a management fee and an incentive fee to our Investment Adviser for its services.

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

Recent Developments

On March 4, 2020, the board of directors, declared a distribution in the amount $2.4 million, or $0.15 a share, which will be paid on March 31, 2020 to stockholders of record as of March 20, 2020.

Revenues

In general, we generate revenue in the form of interest earned on the debt investments that we hold and capital gains and distributions, if any, to a lesser extent, on the equity interests or warrants held in portfolio companies. Our debt investments, whether in the form of senior secured, unitranche or mezzanine loans, typically have a term that ranges from three to seven years and may generally bear interest at a fixed or floating rate. Interest is generally payable monthly or quarterly, and in some cases, loans may contain a PIK feature.

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

In addition, we may receive periodic dividends or distributions from our preferred or equity investments. Such amounts are recorded and classified as other income.  Dividend income on preferred equity securities is recorded as a component of other income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected.  Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

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

Consolidated operating results for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Year Ended
($ in thousands, except per share data)	December 31, 2019	December 31, 2018	December 31, 2017	2019 vs. 2018 Variance	2018 vs. 2017 Variance
Total investment income	$39,719	$38,782	$36,620	$937	$2,162
Total expenses	27,089	22,590	19,393	4,499	3,197
Net investment income	12,630	16,192	17,227	(3,562)	(1,035)
Net realized loss on investments	(28,542)	(273)	(25,388)	(28,269)	25,115
Net change in unrealized (loss)/gain on investments	(2,476)	(15,274)	14,388	12,798	(29,662)
Loss on extinguishment of debt	(491)	(2,218)	—	1,727	(2,218)
Net (decrease)/increase in net assets resulting from operations	(18,879)	(1,573)	6,227	(17,306)	(7,800)

Net investment income per common share	0.79	1.01	1.07	(0.22)	(0.06)
Net realized/unrealized loss on investments per share	(1.93)	(0.97)	(0.68)	(0.96)	(0.29)
Loss on extinguishment of debt per share	(0.03)	(0.14)	—	0.11	(0.14)
Basic (loss)/earnings per share	(1.17)	(0.10)	0.39	(1.07)	(0.49)
Dividends and distributions declared per common share	0.84	1.07	1.12	(0.23)	(0.05)
Net asset value per share	8.51	10.52	11.69	(2.01)	(1.17)

Net Investment Income

Net investment income for the years ended December 31, 2019, 2018 and 2017 was $12.6 million, $16.2 million and $17.2 million, respectively. Net investment income decreased by $3.6 million for the year ended December 31, 2019 from the year ended December 31, 2018, and decreased $1.0 million for the year ended December 31, 2018 from the year ended December 31, 2017, as described below under “Investment Income” and “Expenses.”

Investment Income

Investment income for the years ended December 31, 2019, 2018 and 2017 was $39.7 million, $38.8 million and $36.6 million, respectively.

Investment income increased by $0.9 million for the year ended December 31, 2019 from the year ended December 31, 2018 due to an increase in interest income in the amount of $2.1 million, partially offset by a decrease in other income in the amount of $1.2 million. The increase in interest income was largely driven by a higher average portfolio size during the year ended December 31, 2019 as compared to the year ended December 31, 2018. Other income decreased $1.2 million primarily due to higher prepayment and amendment fees earned for the year ended December 31, 2018 and management’s portfolio repositioning into syndicated asset purchases during year ended December 31, 2019, which typically earn lower fee income.

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

Expenses

Total expenses for the years ended December 31, 2019, 2018 and 2017 were $27.1 million, $22.6 million and $19.4 million, respectively.

The following table summarizes our expenses for the years ended December 31, 2019, 2018 and 2017.

	Year Ended			2019 vs. 2018	2018 vs. 2017
($ in thousands)	December 31, 2019	December 31, 2018	December 31, 2017	Variance	Variance
Interest expense	$14,612	$11,725	$8,803	$2,887	$2,922
Management fee (net of fee waivers)	6,471	6,058	5,565	413	493
Incentive fee (net of fee waivers)	577	271	—	306	271
Professional fees	2,042	1,212	1,087	830	125
Directors' fees	311	306	312	5	(6)
Administrator expenses	1,449	1,336	1,203	113	133
Other expenses	1,627	1,682	2,423	(55)	(741)
Total expenses	$27,089	$22,590	$19,393	$4,499	$3,197

Interest expense increased $2.9 million for the year ended December 31, 2019 from the year ended December 31, 2018, primarily due to higher average debt balances in 2019 compared to 2018. The higher debt balances were driven by the closing of the 2018-2 CLO in the fourth quarter of 2018 and additional SBIC borrowings drawn in 2019.

Interest expense increased $2.9 million for the year ended December 31, 2018 from the year ended December 31, 2017, primarily due to a higher average aggregate debt balance outstanding combined with an increase in the weighted average effective interest rates on our borrowings. As of December 31, 2019, 2018 and 2017 the weighted average effective interest rates for total outstanding debt was 3.9%, 4.4% and 4.2%, respectively. The changes in the effective rate were primarily driven by changes in LIBOR.

Management fees increased $0.4 million for the year ended December 31, 2019 from the year ended December 31, 2018 primarily due to higher average gross assets. Management fees increased $0.5 million for the year ended December 31, 2018 from the year ended December 31, 2017 primarily due to higher average gross assets. For the year ended December 31, 2017, the Investment Adviser irrevocably waived management fees in the amount of $0.3 million.

Incentive fees increased $0.3 million for the year ended December 31, 2019 from the year ended December 31, 2018 due to less income-based incentive fees being subject to the Incentive Fee Cap and Deferral Mechanism during 2019 as compared to 2018.  For the year ended December 31, 2019, the Investment Adviser irrevocably waived incentive fees in the amount of $0.3 million. Incentive fees increased $0.3 million for the year ended December 31, 2018 from the year ended December 31, 2017 due to income-based incentive fees earned in 2018, comparatively, all incentive fees were subject to the Incentive Fee Cap and Deferral Mechanism during 2017.

Professional fees increased $0.8 million for the year ended December 31, 2019 from the year ended December 31, 2018 primarily due to higher legal fees associated with the Company’s exploration of strategic alternatives.

Other expenses decreased $0.7 million for the year ended December 31, 2018 from the year ended December 31, 2017 primarily due to higher transaction-related expenses incurred during 2017.

Net Unrealized and Realized (Loss)/ Gain on Investments

During the year ended December 31, 2019, we recognized a net unrealized loss of $2.5 million and a net realized loss of $28.5 million. Significant changes in net realized and unrealized loss on investments for the year ended December 31, 2019 are summarized below:

Portfolio Company ($ in thousands)	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Net Realized Gain/ (Loss)
GIG Co Holdings, LLC (fka Confluence Outdoor, LLC)	$2,371	$(13,709)	$(11,338)
Gold Coast Bakeries, LLC	851	(6,055)	(5,204)
Bravo Brio Restaurant Group, Inc.	(3,234)	—	(3,234)
Exela Intermediate, LLC	(2,475)	—	(2,475)
VIP Cinema Holdings, Inc.	(1,935)	—	(1,935)
Fusion Connect, Inc.	(1,898)	—	(1,898)
HRI Holding Corp.	261	(1,923)	(1,662)
Constellis Holdings, LLC	(1,344)	—	(1,344)
NBG Acquisition Inc.	(1,174)	—	(1,174)
CR Brands, Inc.	(1,019)	—	(1,019)
Profusion Industries, LLC	6,858	(6,858)	—
Other	262	3	265
Total	$(2,476)	$(28,542)	$(31,018)

During the year ended December 31, 2018, we recognized a net unrealized loss of $0.3 million and a net realized loss of $15.3 million. Significant changes in net realized and unrealized loss on investments for the year ended December 31, 2018 are summarized below:

Portfolio Company ($ in thousands)	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Net Realized Gain/ (Loss)
Profusion Industries, LLC	$(6,300)	$—	$(6,300)
Confluence Outdoor, LLC	(2,329)	—	(2,329)
Cochon-MWS Holdings LLC (fka Rooster Energy Ltd.)	(1,206)	(879)	(2,085)
Gold Coast Bakeries, LLC	(850)	—	(850)
Other	(4,589)	606	(3,983)
Total	$(15,274)	$(273)	$(15,547)

During the year ended December 31, 2017, we recognized a net unrealized gain of $14.4 million and a net realized loss of $25.4 million. Significant changes in net realized and unrealized loss on investments for the year ended December 31, 2017 are summarized below:

Portfolio Company ($ in thousands)	Unrealized Gain/ (Loss)	Realized Gain/ (Loss)	Net Realized Gain/ (Loss)
Walnut Hill Physicians’ Hospital	$—	$(6,119)	$(6,119)
Speed Commerce Operating Company	—	(3,251)	(3,251)
Badlands Production Company	4,103	(6,032)	(1,929)
Prosper Marketplace	(1,446)	(209)	(1,655)
Forest Park Medical Center at San Antonio	7,834	(8,795)	(961)
Sprint Industrial Holdings	964	—	964
360 Holdings III Corp.	—	232	232
AP Gaming I	—	106	106
Speed Commerce Investment Partners	1,693	(1,693)	—
Other	1,240	373	1,613
Total	$14,388	$(25,388)	$(11,000)

Loss on Extinguishment of Debt

For the year ended December 31, 2019, we recognized a non-recurring charge of $0.5 million as a result of the prepayment of $17.3 million of SBIC borrowings. For the year ended December 31, 2018, we recognized a non-recurring charge of $2.2 million as a result of the refinancing of our collateralized loan obligation.

Net (Decrease)/ Increase in Net Assets Resulting from Operations

We had a net asset value per common share outstanding on December 31, 2019, 2018 and 2017 of $8.51, $10.52 and $11.69, respectively.

Based on basic weighted average shares outstanding of 16,049,352, the net decrease in net assets from operations per share for the year ended December 31, 2019 was $1.17. This decrease was driven by net realized and unrealized losses of $1.96 offset by net investment income of $0.79 incurred during the year ended December 31, 2019.

Based on basic weighted average shares outstanding of 16,049,352, the net decrease in net assets from operations per share for the year ended December 31, 2018 was $0.10. This decrease was driven by net realized and unrealized losses of $1.11 offset by net investment income of $1.01 incurred during the year ended December 31, 2018.

Based on basic weighted average shares outstanding of 16,049,352, the net increase in net assets from operations per share for the year ended December 31, 2017 was $0.39. This increase was driven by net investment income of $1.07 offset by net realized and unrealized losses of $0.68 incurred during the year ended December 31, 2017.

Liquidity and Capital Resources

As a business development company, we distribute substantially all of our taxable income to our stockholders. As a result, our sources of liquidity are generated from offering our debt and equity securities from time to time and utilizing the repayments of portfolio investments. In addition, we generate liquidity from our cash flows from operations.

As of December 31, 2019 and 2018, we had cash of $1.3 million and $6.1 million, respectively. Also, as of December 31, 2019 and 2018, we had restricted cash of $39.1 million and $39.5 million, respectively.

Our primary uses of liquidity include making investments in portfolio companies, distributing our taxable earnings to the holders of our common stock, servicing interest and principal payments on our various debt financing facilities and paying the fees and other operating expenses we incur as a publicly-traded, externally managed business development company. We believe that our existing cash and cash equivalents and available borrowings on our debt facilities as of December 31, 2019 and any cash received in the form of principal or interest payments from our investment portfolio will be sufficient to fund our anticipated liquidity needs through at least December 31, 2020.  In addition, we may, from time to time, amend or refinance our leverage facilities and borrowings, in order to, among other things, modify covenants or the interest rates payable and extend the reinvestment period or maturity date. However, our ability to access capital is subject to market conditions which may result in either capital not being available, or it may be available but only on unfavorable terms. To the extent we are not able to raise additional capital, or otherwise generate sufficient liquidity or are at or near target leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under the Investment Adviser’s allocation policy.

For the fiscal years ended December 31, 2019 and 2018, we distributed $13.5 million, or $0.84 a share, and $17.2 million, or $1.07 a share, respectively, to stockholders. Refer to Note 8 of our consolidated financial statements for the quarterly distribution amounts to stockholders.

During the year ended December 31, 2019, cash and restricted cash decreased by $5.4 million as a result of cash used in financing activities in the amount of $7.7 million partially offset by net cash provided by operating activities of $2.3 million.

During the year ended December 31, 2019, cash provided by operating activities resulted mainly from repayments and sales of investments in the amount of $101.6 million and $26.6 million, respectively, and net realized and unrealized loss on investments in the amount of $31.0 million, offset by purchases of investments in the amount of $121.5 million and a net decrease in the due to/from counterparties and affiliates of $15.3 million. Net cash used in financing activities resulted from cash distributions in the amount of $13.5 million and net repayments from the borrowings by Garrison SBIC in the amount of $13.1 million, partially offset by net proceeds from the borrowing on senior secured revolving notes of the 2018-12 CLO in the amount of $17.0 million and net proceeds from the borrowing on our short-term financing facility in the amount of $2.0 million.

During the year ended December 31, 2018, cash and restricted cash increased by $26.2 million as a result of net cash used in operating activities of $28.6 million offset by cash provided by financing activities in the amount of $54.8 million.

During the year ended December 31, 2018, cash used in operating activities resulted mainly from purchases of investments in the amount of $285.6 million, partially offset by repayments and sales of investments in the amount of $209.4 million and $4.4 million, respectively, a net increase in the due to/from counterparties and affiliates of $26.5 million, and net realized and unrealized loss on investments in the amount of $15.5 million. Net cash provided by financing activities resulted from net proceeds from the borrowing on senior secured term notes of the CLOs in the amount of $76.6 million and proceeds from Garrison SBIC borrowings in the amount of $10.2 million, offset by cash distributions in the amount of $17.2 million, net proceeds from the borrowing on senior secured revolving notes of the CLOs in the amount of $11.7 million and debt issuance costs of $3.1 million.

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

As of December 31, 2019 and 2018, we had $2.1 million and $7.6 million of unfunded commitments. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of December 31, 2019 and 2018, respectively, subject to the terms of each loan’s respective credit agreement.

Subject to leverage and borrowing base restrictions, as of December 31, 2019, we had an aggregate of $1.2 million available for additional borrowings under the revolver portion of our 2018-2 CLO and our master repurchase agreement, or the short-term borrowing facility, with Natixis Securities Americas LLC, or Natixis, and $5.2 million of available SBIC leverage. As of December 31, 2018, we had approximately $42.0 million available for additional borrowings under the 2018-2 CLO and $10.0 million of available SBIC leverage subject to leverage and borrowing base restrictions. As of both December 31, 2019 and December 31, 2018, we retained all of the subordinated notes and $18.3 million of the Class B-R Notes under the 2018-2 CLO. During the year ended December 31, 2019, we pledged $2.5 million of Class B-R Notes to Natixis under the short-term borrowing facility. As such, $15.8 million of Class B-R Notes remain available for us to sell in order to generate additional liquidity to the extent we determine market conditions would be favorable, subject to the asset coverage limitations applicable to the Company under the 1940 Act.

Under the 1940 Act, we are permitted to incur leverage such that our asset coverage, as defined in the 1940 Act, is at least 150% after giving effect to the incurrence of such leverage.  As of December 31, 2019, our asset coverage was 150.4%.  As a result of our current asset coverage ratio, total assets and levels of term debt, we expect to be significantly limited in our ability to incur additional leverage. While our asset coverage is near 150%, and pending completion of the exploration of strategic alternatives, we expect our investment activity will be limited.

Portfolio Composition and Select Portfolio Information

As of December 31, 2019, we held investments in 105 portfolio companies with a fair value of $418.9 million. As of December 31, 2019, our portfolio had an average investment size of approximately $3.8 million, a weighted average yield on debt investments and on the total portfolio measured at current fair value of 9.2% and 8.6%, respectively, a weighted average yield on debt investments and on the total portfolio measured at amortized cost of 8.1% and 7.6%, respectively, and a weighted average contractual maturity of 51 months.

The following table shows select information of our portfolio as of December 31, 2019 and 2018.

($ in millions, % based on fair value, unless otherwise noted)*	December 31, 2019	December 31, 2018
Portfolio Summary:
Total portfolio, at fair value	$418.9	$454.0
Total number of portfolio companies	105	93
Total number of investments	123	118
Average size of debt investments	$3.8	$4.6
Weighted average price of debt investments	94.8	95.7

Portfolio Yields:(1)
Weighted average yield on debt investments at amortized cost(2)	8.1%	9.1%
Weighted average yield on debt investments at fair value(2)	9.2%	10.2%
Weighted average yield on total portfolio at amortized cost	7.6%	8.5%
Weighted average yield on total portfolio at fair value	8.6%	9.9%

Portfolio Structure:
First lien senior secured debt investments	98.0%	98.3%
Equity and other investments	2.0%	1.7%
Floating rate debt investments	99.7%	99.7%
Fixed rate debt investments	0.3%	0.3%

Portfolio Sourcing:
Originated(3)	14.6%	25.3%
Club(4)	41.4%	37.8%
Purchased(5)	44.0%	36.9%

Portfolio Credit Quality:
Performing debt investments	98.3%	99.5%
Non-accrual debt investments	1.7%	0.5%
Weighted average debt/EBITDA of our portfolio companies(2)(6)	4.3	x	3.8	x
Weighted average risk rating of our debt investments	2.4	2.4

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

LIBOR Transition

Our investment portfolio is comprised primarily of floating rate loans for which the borrower has an option to choose whether the base rate is referenced to the London Interbank Offered Rate, or LIBOR, or the prime rate.  In July 2017, the head of the United Kingdom Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of the LIBOR after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities.  If LIBOR ceases to exist, we may need to renegotiate with our portfolio companies the terms of certain credit agreements extending beyond 2021, which could have a material adverse effect on our business, financial condition and results of operations.  No renegotiation of the terms of the 2018-2 CLO will be required in the event LIBOR ceases to exist because the indenture includes procedures for the selection of a replacement reference rate under such circumstances.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2019 and 2018, we had $2.1 million and $7.6 million of outstanding commitments to fund such investments, respectively.

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

Our Investment Adviser uses several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•	assessment of success in adhering to the portfolio company’s business plan and compliance with covenants;
•	periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•	comparisons to other portfolio companies in the industry, if any;
•	attendance at and participation in board meetings; and
•	review of monthly and quarterly financial statements and financial projections for portfolio companies.

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

The following table shows the distribution of our investments on the 1 to 4 investment risk scale at fair value, excluding our interest in our consumer loan portfolio and equity investments, as of December 31, 2019 and 2018.

	As of December 31, 2019		As of December 31, 2018
($ in thousands)	Investments at Fair Value	Percentage of Total Debt Investments	Investments at Fair Value	Percentage of Total Debt Investments
Risk Rating 1	$19,269	4.7%	$26,431	5.9%
Risk Rating 2	266,263	64.9	260,914	58.6
Risk Rating 3	101,099	24.6	147,463	33.1
Risk Rating 4	23,911	5.8	10,585	2.4
	$410,542	100.0%	$445,393	100.0%

The weighted average risk rating of the portfolio was 2.4 as of both December 31, 2019 and 2018.

Contractual Obligations

A summary of our significant contractual payment obligations as of December 31, 2019 is as follows:

	Payments Due by Period
($ in thousands)	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
2018-2 CLO	$—	$—	$—	$268,750	$268,750
SBIC Borrowings (1)	—	—	—	46,880	46,880
Short-term Borrowings	2,015	—	—	—	2,015
Total contractual obligations	$2,015	$—	$—	$315,630	$317,645

(1)	Includes $4.2 million of interim financings which mature on March 25, 2020, upon which we expect them to be pooled in ten year, SBA-guaranteed debentures.

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

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•

We are party to the Investment Advisory Agreement with the Investment Adviser, under which it is responsible for sourcing potential investments, conducting research and diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.

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

•

In connection with the 2018-2 CLO, we retained the Investment Adviser to furnish collateral management services to us pursuant to a sub-collateral management agreement. The Investment Adviser does not receive a fee for providing such services.

•

For the year ended December 31, 2019, the Investment Adviser irrevocably waived incentive fees in the amount of $0.3 million. For the year ended December 31, 2017, the Investment Advisor irrevocably waived management fees in the amount of $0.3 million.

•

Subsequent to December 31, 2019, Garrison Capital Fairchild I Ltd. and Garrison Capital Fairchild II Ltd. distributed the remaining 722,708 of their total outstanding shares of GARS common stock.  Garrison Capital Adviser Holdings MM LLC continues to own 67,202 shares of GARS common stock.

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

As a result, we have consolidated the results of Garrison Funding 2018-2 Ltd., Garrison Funding 2018-2 LLC, Garrison SBIC, Garrison Capital PL Holdings LLC, GIG Rooster Holdings I LLC and a series of limited liability companies that GARS created primarily to provide specific tax treatment for the minority equity and other investments held in these limited liability companies to the extent such entity was in existence as of December 31, 2019 and 2018, respectively.

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

In addition, the Company may receive periodic dividends or distributions from our preferred or equity investments. Such amounts are recorded and classified as other income.  Dividend income on preferred equity securities is recorded as a component of other income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected.  Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

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

Non-accrual loans: The Company accrues interest income based on the contractual interest terms of its investments if it expects that it will ultimately be able to collect it. Generally, when management believes that the issuer of the loan will not be able to service the loan, the Investment Adviser will place the loan on non-accrual status and the Company will cease recognizing interest income on that loan. However, the Company remains contractually entitled to this interest.  The Company may restore an investment to accrual status when past due principal and interest payments are made or if the interest income is otherwise deemed to be collectible by the Investment Adviser. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2019, the Company had two investments on non-accrual status. As of December 31, 2018, the Company had one investment on non-accrual status.

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

Our investments include debt investments (both funded and unfunded) and preferred and minority common equity investments of diversified companies. Our portfolio is primarily comprised of relatively illiquid investments that are privately held. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. This means that our portfolio valuations are based on unobservable inputs and the Investment Adviser’s own assumptions about how market participants would price the asset or liability in question. Valuations of privately held investments are inherently uncertain and they may fluctuate over short periods of time and may be based on estimates. The determination of fair value by the Board may differ materially from the values that would have been used if a ready market for these investments existed.

Net assets could be materially affected if the determinations regarding the fair value of the investments were materially higher or lower than the values that are ultimately realized upon the disposal of such investments.

Valuation Techniques

The following is a description of the various valuation techniques the Company utilizes when valuing its investments.

Bid quotations: Certain of the Company’s debt investments may from time to time be traded in public markets where quoted market prices are generally not readily available. The fair value of these investments may be determined based on bid quotations from unaffiliated market makers or independent third-party pricing services or the price activity of comparable instruments. The Company will generally supplement the bid quotations for these investments by also performing a comparable yield approach outlined below.

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

Market comparable companies: This valuation technique determines the total enterprise value of a company by assessing the expected multiple that a market participant would apply to that company’s earnings before interest, taxes, depreciation and amortization, or EBITDA, revenue or other collateral that secures the investment. These valuation multiples are typically determined based on reviewing market comparable transactions or other comparable publicly traded companies, if any. With respect to debt investments, the resulting enterprise value will dictate whether or not the Company’s debt investment has adequate enterprise value coverage. In instances where the enterprise value is inadequate, the market comparable companies approach may be used to estimate a recovery value for our credit-impaired debt investments.  With respect to equity investments, the market comparable companies approach may be used to estimate the fair value of the Company’s equity investments, and, when an external event, such as a purchase transaction, public offering or subsequent sale of equity occurs, the pricing indicated by that external event will be utilized to corroborate our valuation.

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
•

At least once annually, the valuation for each portfolio investment that does not have a readily available quotation, including an external pricing event, is reviewed by an independent valuation firm, subject to certain exceptions as more fully described below.

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

As noted above, our board of directors has retained several independent valuation firms to review the valuation of each portfolio investment that does not have a readily available market quotation at least once during each 12-month period; provided that the board of directors reserves the right to have any investment within the portfolio valued by an independent valuation firm to the extent it determines such a valuation was warranted. To the extent a security is reviewed in a particular quarter, it is reviewed and valued by only one service provider. However, our board of directors does not, and does not intend to, have investments independently reviewed that (1) have closed within the two most recent quarters or (2) are de minimis investments of less than 0.5% of our total assets (up to an aggregate of 10.0% of our total assets).

Interest Expense

Interest expense is recorded on an accrual basis and is adjusted for the amortization of deferred debt issuance costs and any original issue discount.

Deferred Debt Issuance Costs

In connection with executing or refinancing its various debt facilities, the Company may incur debt issuance costs or issue debt at a price below par, referred to as an original issue discount. These debt issuance costs and discounts are generally included as a reduction to the carrying amount of the corresponding liability on the consolidated statements of financial condition. However, based on the nature of the debt facilities, costs associated with revolving credit facilities are recorded within the other assets line item on our consolidated statements of financial condition. These costs are generally amortized over the stated maturity of the related liability. In the event that we extinguish our debt facilities before the stated maturity, the Company will deduct any unamortized deferred debt issuance costs from the carrying amount of extinguished debt and recognize a gain or loss on the consolidated statement of operations.

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend or distribution is determined by our board of directors each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company may decide to retain such capital gains for investment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the period covered by our financial statements, the majority of the loans in our portfolio had floating interest rates, and we expect that our loans in the future will also have floating interest rates. As of December 31, 2019 and 2018, 99.7% and 99.7%, respectively, of the outstanding principal amount of our debt investments bore interest at floating rates. These loans usually have floating interest rates based on LIBOR, and typically have interest rate re-set provisions that adjust applicable LIBOR under such loans to current market rates on a regular basis. In addition, the CLO has a floating interest rate provision based on a cost of funds that approximates LIBOR and we expect that any other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the consolidated statement of financial condition as of December 31, 2019 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	(Decrease)/increase	(Decrease)/increase	Net (decrease)/increase
Change in interest rates ($ in thousands)	in interest income	in interest expense	in investment income
Down 100 basis points	$(3,700)	$(2,708)	$(992)
Down 50 basis points	(1,977)	(1,354)	(623)
Down 25 basis points	(1,040)	(677)	(363)
Up 25 basis points	1,056	677	379
Up 50 basis points	2,112	1,354	758
Up 100 basis points	4,224	2,708	1,516

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

Management assessed the effectiveness of Garrison Capital’s internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Garrison Capital Inc. and Subsidiaries

Opinion on the Internal Control Over Financial Reporting

We have audited Garrison Capital Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition, including the consolidated schedules of investments, of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2019, and the Garrison Capital PL Holdings LLC schedule of investments as of December 31, 2018 included as Exhibit 99.1 (not filed herewith) (collectively, the financial statements) and our report dated March 16, 2020 expressed an unqualified opinion.

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

March 16, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Garrison Capital Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of Garrison Capital Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2019, the Garrison Capital PL Holdings LLC schedule of investments as of December 31, 2018, included as Exhibit 99.1 (not filed herewith), and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, and the Garrison Capital PL Holdings LLC schedule of investments as of December 31, 2018, included as Exhibit 99.1 (not filed herewith) in conformity with accounting principles generally accepted in the United States of America, and in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 16, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of investments owned as of December 31, 2019 and 2018, by correspondence with the custodians, loan agents or management of the underlying investments, as applicable, or by other appropriate auditing procedures where replies from these parties, as applicable, were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2014.

New York, New York

March 16, 2020

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Financial Condition

($ in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
Assets
Cash	$1,251	$6,191
Restricted cash	39,056	39,531
Due from counterparties	1,413	58
Investments, at fair value
Non-control/non-affiliate investments (amortized cost of $433,940 and $466,500, respectively)	417,401	452,347
Non-control/affiliate investments (amortized cost of $3,663 and $3,715, respectively)	1,472	1,630
Accrued interest receivable	2,887	2,585
Other assets	969	1,624
Total assets	$464,449	$503,966

Liabilities
Due to counterparties	$9,413	$23,390
Debt (Note 4)	313,750	307,492
Management fee payable (Note 5)	1,516	49
Incentive fee payable (Note 5)	—	271
Accrued interest payable	1,734	3,040
Accrued expenses and other payables	1,483	812
Total liabilities	$327,896	$335,054

Commitments and contingencies (Note 10)

Net assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 16,758,779 shares issued and 16,049,352 shares outstanding as of both December 31, 2019 and December 31, 2018	$17	$17
Paid-in-capital in excess of par	249,124	249,124
Total distributable earnings/(loss)	(112,588)	(80,229)
Total net assets	136,553	168,912
Total liabilities and net assets	$464,449	$503,966

Shares of common stock outstanding	16,049,352	16,049,352
Net asset value per share	$8.51	$10.52

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2019

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Equity Investments
Building Products
Valterra Products Holdings, LLC, Class A LLC Units	N/A	N/A	N/A	N/A	185,847	$186	$1,125	0.82%
Valterra Products Holdings, LLC, Class B LLC Units	N/A	N/A	N/A	N/A	20,650	21	125	0.09
						207	1,250	0.91

Commercial Services and Supplies
Faraday Holdings, LLC, LLC Units	N/A	N/A	N/A	N/A	2,752	140	750	0.55
						140	750	0.55

Diversified Financial Services
Prosper Marketplace, Inc., Series B Preferred Stock⁽¹⁾⁽²⁾	N/A	N/A	N/A	N/A	912,865	551	640	0.47
						551	640	0.47

Healthcare Equipment and Services
Juniper TGX Investment Partners, LLC, LLC Units	N/A	N/A	N/A	N/A	3,146	671	2,640	1.93
						671	2,640	1.93

Household Products and Durables
Oneida Group Inc., Common Stock	N/A	N/A	N/A	N/A	1,085,565	4,160	1,591	1.17
						4,160	1,591	1.17

Internet Software and Services
Emtec Global Services Holdings, LLC, Preferred Stock**	N/A	N/A	N/A	N/A	319,357	—	—	—
						—	—	—

Total Equity Investments						$5,729	$6,871	5.03%

Debt Investments
Aerospace and Defense
Constellis Holdings, LLC, Term Loan*	1.93%	5.00%	6.93%	4/22/2024	3,338	$3,297	$1,836	1.34%
McNally Industries, LLC, Delayed Draw Term Loan**	1.70%	5.75%	7.45%	8/9/2024	50	50	50	0.04
McNally Industries, LLC, Revolver**	1.70%	5.75%	7.45%	8/9/2024	6	6	6	—
McNally Industries, LLC, Term Loan**	1.70%	5.75%	7.45%	8/9/2024	6,874	6,779	6,778	4.96
Novetta Solutions, Term Loan*	1.80%	5.00%	6.80%	10/17/2022	1,964	1,933	1,926	1.41
Peraton Corp. (fka MHVC Acquisition Corp.), Initial Term Loan (First Lien)*	1.80%	5.25%	7.05%	4/29/2024	1,316	1,313	1,311	0.96
						13,378	11,907	8.71

Air Freight and Logistics
Gruden Acquisition, Inc., Term Loan (First Lien)*	1.94%	5.50%	7.44%	8/18/2022	2,440	2,424	2,437	1.78
Kane is Able, Inc., Term Loan**	1.89%	7.00%	8.89%	3/13/2024	6,504	6,389	6,385	4.68
						8,813	8,822	6.46

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2019

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Debt Investments (continued)
Auto Components
Challenge Mfg. Company, LLC, Term Loan B*	1.80%	7.00%	8.80%	4/20/2022	7,461	$7,417	$7,461	5.46%
GC EOS Buyer, Inc., Initial Term Loan (First Lien)*	1.80%	4.50%	6.30%	8/1/2025	3,456	3,449	3,358	2.46
Holley Purchaser, Inc., Term Loan*	1.93%	5.00%	6.93%	10/24/2025	6,554	6,467	6,128	4.49
Shipston Equity Holdings, LLC, Term Loan*⁽⁴⁾	2.10%	8.66%	10.76%	9/28/2023	5,847	5,803	5,801	4.25
Winter Park Intermediate, Inc., Initial Term Loan (First Lien)*	1.80%	4.75%	6.55%	4/4/2025	2,625	2,601	2,581	1.89
						25,737	25,329	18.55

Building Products
CPG International LLC (fka CPG International Inc.), New Term Loan*	2.18%	3.75%	5.93%	5/5/2024	1,287	1,270	1,286	0.94
Global Integrated Flooring Systems Inc. (Camino Systems, Inc.), Term Loan**	1.70%	8.25%	9.95%	2/15/2023	6,638	6,555	6,107	4.47
Janus International Group, LLC, Tranche B-2 Term Loan*	1.80%	4.50%	6.30%	2/12/2025	2,216	2,187	2,202	1.61
						10,012	9,595	7.02

Chemicals
Ascensus Specialties LLC, Term Loan (First Lien)*	1.69%	4.75%	6.44%	9/24/2026	1,721	1,713	1,712	1.25
PeroxyChem LLC, Initial Term Loan*	2.06%	5.00%	7.06%	10/1/2024	860	856	857	0.63
Q Holding Company (fka Lexington Precision Corporation), Term B Loan (2019)*	1.80%	5.00%	6.80%	12/29/2023	2,403	2,392	2,367	1.73
						4,961	4,936	3.61

Commercial Services and Supplies
Allied Universal Holdco LLC (f/k/a USAGM Holdco, LLC), Delayed Draw Term Loan*	1.80%	4.25%	6.05%	7/10/2026	116	116	117	0.09
Allied Universal Holdco LLC (f/k/a USAGM Holdco, LLC), Initial Term Loan*	1.80%	4.25%	6.05%	7/10/2026	1,174	1,169	1,180	0.86
DMT Solutions Global Corporation, Initial Term Loan*	2.04%	7.00%	9.04%	7/2/2024	6,746	6,595	6,448	4.72
Interior Logic Group, Initial Term Loan*	1.80%	4.00%	5.80%	5/30/2025	6,445	6,420	6,123	4.48
Staples, Inc., 2019 Refinancing New Term B-1 Loan*	1.69%	5.00%	6.69%	4/16/2026	2,985	2,958	2,930	2.15
USS Ultimate Holdings, Inc., Initial Term Loan (First Lien)*	1.93%	3.75%	5.68%	8/25/2024	1,287	1,275	1,290	0.94
VIP Cinema Holdings, Inc., Initial Term Loan (First Lien)*	1.91%	8.00%	9.91%	3/1/2023	4,869	4,859	2,824	2.07
						23,392	20,912	15.31

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2019

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Debt Investments (continued)
Construction and Engineering
Brand Energy & Infrastructure Services, Inc., Term Loan*	1.99%	4.25%	6.24%	6/21/2024	1,978	$1,917	$1,971	1.44%
GeoStabilization International, Term Loan*	1.80%	5.25%	7.05%	12/19/2025	3,323	3,295	3,307	2.42
QualTek USA, LLC, Term Loan*	1.93%	6.25%	8.18%	7/18/2025	5,810	5,720	5,658	4.14
						10,932	10,936	8.00

Containers and Packaging
Ball Metalpack Finco LLC, Term Loan*	1.91%	4.50%	6.41%	7/31/2025	543	541	477	0.35
Klockner Pentaplast of America, Inc., Term Loan*⁽¹⁾	1.93%	4.25%	6.18%	6/30/2022	4,583	4,487	4,115	3.01
						5,028	4,592	3.36
Diversified Financial Services
Acrisure, LLC, Term Loan*	1.94%	4.25%	6.19%	11/22/2023	1,481	1,472	1,483	1.09
AIS Holdco, LLC, Term Loan*	1.93%	5.00%	6.93%	8/15/2025	2,630	2,620	2,499	1.83
AqGen Ascensus, Inc. (fka JCF Ascensus Holdings, Inc.), Replacement Term Loan (First Lien)*	1.94%	4.00%	5.94%	12/5/2022	429	427	429	0.31
PlanMember Financial Corporation, Term Loan*⁽¹⁾	3.00%	5.00%	8.00%	6/21/2024	1,083	1,073	1,083	0.79
						5,592	5,494	4.02

Diversified Telecommunication Services
Fusion Connect, Inc., DIP Loan*⁽¹⁾	1.71%	10.00%	11.71%	1/14/2020	679	691	679	0.50
Fusion Connect, Inc., Tranche B Term Loan (First Lien)*⁽¹⁾⁽³⁾⁽⁵⁾	4.75%	6.50%	11.25% PIK	5/4/2023	8,091	7,410	5,414	3.96
KORE Wireless Group Inc., Term B Loan*	1.94%	5.50%	7.44%	12/20/2024	8,177	8,110	8,096	5.93
Onvoy, LLC, Term Loan*	1.80%	4.50%	6.30%	2/12/2024	2,954	2,947	2,644	1.94
U.S. Telepacific Corp., Term Loan B*	1.94%	5.00%	6.94%	5/2/2023	7,190	7,152	6,859	5.02
						26,310	23,692	17.35

Electrical Equipment
Energy Acquisition LP, Initial Term Loan (First Lien)*	1.94%	4.25%	6.19%	6/26/2025	4,937	4,922	4,542	3.33
Luminii LLC, Term Loan**	2.10%	6.25%	8.35%	4/11/2023	7,208	7,166	7,164	5.25
Verifone Systems, Inc., Term Loan*	1.90%	4.00%	5.90%	8/20/2025	1,980	1,980	1,950	1.43
						14,068	13,656	10.01

Energy Equipment and Services
BJ Services, LLC, Term Loan*	2.10%	7.00%	9.10%	1/3/2023	6,530	6,480	6,478	4.74
NGS US FinCo, LLC, Term Loan*	1.80%	4.25%	6.05%	10/1/2025	2,688	2,677	2,681	1.96
						9,157	9,159	6.70

Food Products
Mother's Market & Kitchen, Inc, Term Loan**⁽⁴⁾	1.80%	5.50%	7.30%	7/26/2023	7,142	7,066	6,785	4.97
Quirch Foods Holdings, LLC, Initial Term Loan*	1.90%	6.00%	7.90%	12/19/2025	4,533	4,493	4,510	3.30
US Salt, LLC, Initial Term Loan*⁽¹⁾	1.80%	4.75%	6.55%	1/16/2026	1,329	1,318	1,333	0.98
						12,877	12,628	9.25

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2019

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Debt Investments (continued)
Healthcare Equipment and Services
AC Merger Sub, Inc. (Analogic), Revolver*	1.80%	6.00%	7.80%	6/22/2023	32	$33	$31	0.02%
AC Merger Sub, Inc. (Analogic), Term Loan*	1.80%	6.00%	7.80%	6/24/2024	8,366	8,304	8,300	6.08
ActivStyle, Inc., Term Loan**	2.13%	7.50%	9.63%	7/9/2020	9,724	9,705	9,724	7.12
AG Parent Holdings, LLC, Initial Term Loan (First Lien)*	1.91%	5.00%	6.91%	7/31/2026	1,343	1,330	1,329	0.97
Azalea TopCo, Inc., Initial Term Loan (First Lien)*	1.80%	3.50%	5.30%	7/24/2026	1,288	1,267	1,294	0.95
Community Care Health Network, LLC, Term Loan*	1.80%	4.75%	6.55%	2/18/2025	1,379	1,376	1,358	0.99
LifeScan Global Corp., Term Loan*	2.06%	6.00%	8.06%	10/1/2024	3,497	3,397	3,320	2.43
Maxor Acquisition, Inc., Term Loan*	1.94%	5.50%	7.44%	11/22/2023	8,854	8,797	8,792	6.44
SSC (Lux) Limited Sarl (Surgical Specialties), Term Loan*⁽¹⁾	1.80%	5.00%	6.80%	5/6/2025	4,386	4,346	4,331	3.17
Theragenics Corporation, Term Loan**	1.91%	8.00%	9.91%	5/31/2024	8,663	8,624	8,663	6.34
						47,179	47,142	34.51

Hotels, Restaurants and Leisure
Bravo Brio Restaurant Group, Inc., Term Loan*⁽⁴⁾	1.80%	6.67%	8.47%	5/24/2023	8,302	8,218	4,981	3.65
CircusTrix Holdings, LLC, Term Loan B*	1.80%	5.50%	7.30%	12/16/2021	5,925	5,894	5,892	4.31
						14,112	10,873	7.96

Household Products and Durables
Brown Jordan International Inc., Term Loan*	1.80%	5.00%	6.80%	1/31/2023	5,698	5,675	5,442	3.99
Comfort Holding, LLC (Innocor, Inc.), Term Loan*	1.80%	4.75%	6.55%	2/5/2024	2,954	2,874	2,934	2.15
CR Brands, Inc., Term Loan⁽³⁾	1.70%	11.25%	12.95% PIK	1/31/2020	6,796	6,796	5,777	4.23
NBG Acquisition Inc., Term Loan*	1.94%	5.50%	7.44%	4/26/2024	5,639	5,588	4,276	3.13
						20,933	18,429	13.50

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2019

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Debt Investments (continued)
Internet Software and Services
Aptos, Inc., Initial Term Loan (First Lien)*	2.20%	5.50%	7.70%	7/23/2025	7,736	$7,675	$7,613	5.58%
BMC Software Finance, Inc., Initial Term Loan*	1.80%	4.25%	6.05%	10/2/2025	2,970	2,949	2,933	2.15
ConvergeOne Holdings, Inc., Initial Term Loan (First Lien)*	1.80%	5.00%	6.80%	1/4/2026	2,190	2,113	2,087	1.53
Corel Corporation (Corel Inc.), Initial Term Loan (First Lien)*⁽¹⁾	1.91%	5.00%	6.91%	7/2/2026	3,085	2,942	2,962	2.17
DCert Buyer, Inc., Initial Term Loan (First Lien)*	1.80%	4.00%	5.80%	10/16/2026	1,291	1,269	1,294	0.95
ECi Macola/MAX Holding, LLC, Initial Term Loan*	1.94%	4.25%	6.19%	9/27/2024	1,844	1,836	1,841	1.35
Emtec Global Services Holdings, LLC, Term Loan A**	1.80%	8.50%	10.30%	8/31/2021	2,395	2,395	2,395	1.75
Emtec Global Services Holdings, LLC, Term Loan B**⁽³⁾⁽⁵⁾	N/A	10.25%	10.25% PIK	8/31/2021	1,577	1,476	1,476	1.08
Exela Intermediate LLC, 2018 Term Loan (First Lien)*⁽¹⁾	1.88%	6.50%	8.38%	7/12/2023	5,642	5,584	3,103	2.27
HDC/HW Intermediate Holdings, LLC, Revolver*	1.94%	7.50%	9.44%	12/21/2023	670	659	656	0.48
HDC/HW Intermediate Holdings, LLC, Term Loan*	1.95%	9.50%	11.45%	12/21/2023	6,630	6,525	6,498	4.76
Hyland Software, Inc., 2018 Refinancing Term Loan (First Lien)*	1.80%	3.50%	5.30%	7/1/2024	1,247	1,243	1,252	0.92
Intermedia Holdings, Inc., Term Loan*	1.80%	6.00%	7.80%	7/21/2025	2,723	2,705	2,722	1.99
Ivanti Software, Inc. (fka LANDesk Group, Inc.), Term Loan (First Lien)*	1.72%	4.25%	5.97%	1/20/2024	3,662	3,645	3,657	2.68
Newscycle Solutions, Inc., Delayed Draw Term Loan*	1.69%	7.00%	8.69%	12/29/2022	761	761	751	0.55
Newscycle Solutions, Inc., Revolver*	1.80%	7.00%	8.80%	12/29/2022	603	603	595	0.44
Newscycle Solutions, Inc., Term Loan*	1.80%	7.00%	8.80%	12/29/2022	8,206	8,108	8,099	5.93
Orbit Purchaser LLC (Orion), Delayed Draw Term Loan*	1.95%	4.50%	6.45%	10/21/2024	753	747	747	0.55
Orbit Purchaser LLC (Orion), Incremental Term Loan*	1.95%	4.50%	6.45%	10/21/2024	1,556	1,542	1,542	1.13
Orbit Purchaser LLC (Orion), Term Loan*	1.95%	4.50%	6.45%	10/21/2024	2,574	2,554	2,554	1.87
Perforce Software, Inc., Term Loan (First Lien)*	1.80%	4.50%	6.30%	7/1/2026	2,672	2,660	2,671	1.96
Quest Software US Holdings Inc., Term Loan*	1.93%	4.25%	6.18%	5/16/2025	2,254	2,240	2,230	1.63
RA Outdoors LLC (Active Network), Term Loan*	1.80%	4.75%	6.55%	9/11/2024	7,299	7,248	7,246	5.31
Travelport Finance (Luxembourg) S.Ã r.l., Term Loan*⁽¹⁾	1.94%	5.00%	6.94%	5/29/2026	2,641	2,594	2,462	1.80
Vero Parent, Inc. (fka Syncsort Incorporated), Initial Term Loan (First Lien)*	1.91%	6.25%	8.16%	8/16/2024	4,829	4,777	4,708	3.45
						76,850	74,094	54.28

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2019

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Debt Investments (continued)
Leisure Products
Bass Pro Group, LLC, Initial Term Loan*	1.80%	5.00%	6.80%	9/25/2024	7,102	$7,070	$7,075	5.18%
Playpower, Inc., Initial Term Loan*	1.96%	5.50%	7.46%	5/8/2026	5,263	5,215	5,197	3.81
						12,285	12,272	8.99

Machinery
Pueblo Mechanical and Controls, LLC, Term Loan**	2.10%	6.00%	8.10%	12/21/2022	4,975	4,929	4,929	3.61
						4,929	4,929	3.61

Media
Project Sunshine IV Pty Ltd, 2017 Incremental Term Loan*⁽¹⁾	1.80%	7.00%	8.80%	8/22/2022	1,179	1,170	1,173	0.86
						1,170	1,173	0.86

Metals and Mining
Alchemy US Holdco 1, LLC (Kymera), Initial Term Loan*	1.75%	5.50%	7.25%	10/10/2025	2,150	2,123	2,108	1.54
						2,123	2,108	1.54

Pharmaceuticals
Akorn, Inc., Loan*⁽¹⁾⁽³⁾	1.81%	9.25% Cash + 0.75% PIK	11.06% Cash + 0.75% PIK	4/16/2021	2,022	2,005	1,918	1.40
RiteDose Holdings I, Inc., Term Loan*	2.10%	6.50%	8.60%	9/13/2023	7,896	7,823	7,846	5.75
						9,828	9,764	7.15

Professional Services
Guidehouse LLP, Initial Term Loan (First Lien)*	1.80%	4.50%	6.30%	5/1/2025	1,287	1,275	1,275	0.93
Institutional Shareholder Services Inc., Initial Term Loan (First Lien)*	1.94%	4.50%	6.44%	3/5/2026	4,818	4,776	4,722	3.46
Signify Health, LLC (fka Chloe Ox Parent, LLC), Term Loan*	1.94%	4.50%	6.44%	12/23/2024	1,856	1,843	1,845	1.35
						7,894	7,842	5.74

Retail
Sundance Holdings Group, LLC, Term Loan*⁽⁴⁾	1.91%	6.03%	7.94%	5/1/2024	6,717	6,664	6,661	4.88
						6,664	6,661	4.88

Semiconductors and Semiconductor Equipment
Ultra Clean Holdings, Inc., Term B Loan*⁽¹⁾	1.80%	4.50%	6.30%	8/27/2025	2,327	2,299	2,321	1.70
						2,299	2,321	1.70

Technology Hardware, Storage and Peripherals
Electronics For Imaging, Inc., Initial Term Loan (First Lien)*	1.94%	5.00%	6.94%	7/23/2026	2,204	2,101	2,043	1.50
Elo Touch Solutions, Inc., Term B Loan (First Lien)*	1.74%	6.50%	8.24%	12/15/2025	2,882	2,760	2,850	2.09
						4,861	4,893	3.59

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2019

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Debt Investments (continued)
Textiles, Apparel and Luxury Goods
Centric Brands Inc., Term Loan*⁽¹⁾⁽⁴⁾	1.93%	6.00%	7.93%	10/30/2023	7,677	$7,587	$7,582	5.55%
Champ Acquisition Corp., Initial Term Loan (First Lien)*⁽⁴⁾	1.94%	5.50%	7.44%	12/19/2025	3,071	2,992	3,060	2.24
Keeco Holdings, LLC, Term Loan*	1.80%	7.75%	9.55%	3/15/2024	5,674	5,615	5,615	4.11
Triangle Home Fashions, LLC, Term Loan**⁽⁴⁾	1.80%	6.71%	8.51%	3/9/2023	10,500	10,383	10,500	7.69
						26,577	26,757	19.59

Trading Companies and Distributors
Cook & Boardman Group, LLC, The, Initial Term Loan*	1.92%	5.75%	7.67%	10/17/2025	3,668	3,637	3,484	2.55
LJ Ruby Holdings, LLC, Initial Term Loan (First Lien)*⁽¹⁾	1.94%	5.00%	6.94%	8/26/2026	3,070	3,012	2,978	2.18
						6,649	6,462	4.73

Transportation Services
Airxcel, Inc., Term Loan*	1.80%	4.50%	6.30%	4/28/2025	985	983	963	0.71
PS Holdco, LLC, Term Loan*	1.80%	4.75%	6.55%	3/13/2025	7,408	7,383	6,982	5.11
Sirva Worldwide, Term Loan*	1.87%	5.50%	7.37%	8/4/2025	5,304	5,251	5,224	3.83
						13,617	13,169	9.65

Total Debt Investments						$428,227	$410,547	300.63%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2019

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Unfunded Commitments
Aerospace and Defense
McNally Industries, LLC, Revolver**⁽⁶⁾	N/A	0.50%	0.50%	8/9/2024	44	$—	$(1)	—%
						—	(1)	—

Building Products
Global Integrated Flooring Systems Inc. (Camino Systems, Inc.), Revolver	N/A	0.75%	0.75%	2/15/2023	43	—	—	—
						—	—	—

Electrical Equipment
Luminii LLC, Revolver*⁽⁶⁾	N/A	0.50%	0.50%	4/11/2023	515	1	(4)	—
						1	(4)	—

Healthcare Equipment and Services
AC Merger Sub, Inc. (Analogic), Revolver*⁽⁶⁾	N/A	0.50%	0.50%	6/22/2023	286	—	(2)	—
Maxor Acquisition, Inc., Revolver*⁽⁶⁾	N/A	0.50%	0.50%	11/22/2022	585	(4)	(4)	—
						(4)	(6)	—

Internet Software and Services
Newscycle Solutions, Inc., Revolver*⁽⁶⁾	N/A	0.50%	0.50%	12/29/2022	82	(8)	(1)	—
						(8)	(1)	—

Pharmaceuticals
RiteDose Holdings I, Inc., Revolver*⁽⁶⁾	N/A	0.50%	0.50%	9/13/2023	537	(5)	(5)	—
						(5)	(5)	—

Total Unfunded Commitments						$(16)	$(17)	(0)%

Total Non-Control/Non-Affiliate Investments						$433,940	$417,401	305.66%

Common Equity
Oil, Gas and Consumable Fuels
Cochon – MWS Holdings LLC (fka Rooster Energy Ltd.), LLC Units	N/A	N/A	N/A	N/A	99	$3,663	$1,472	1.08%
						3,663	1,472	1.08

Total Common Equity						$3,663	$1,472	1.08%

Total Non-Control/Affiliate Investments						$3,663	$1,472	1.08%

Total Investments						$437,603	$418,873	306.74%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2019

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

(1)

Not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”).  Under the 1940 Act, Garrison Capital Inc. (the “Company”) may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of December 31, 2019, 90.9% of the Company’s assets were qualifying assets.

(2)

Held through Garrison Capital Equity Holdings II LLC and net of non-controlling member’s interest of 17.5% pursuant to the Amended and Restated Limited Liability Company Agreement of Garrison Capital Equity Holdings II LLC.

(3)	Interest is payable in cash, and/or payment-in-kind (“PIK”), or a combination thereof.
(4)

Investment is structured as a unitranche loan in which the Company holds the last out component. As a result, in addition to the interest earned on the stated base rate and spread of this investment, the Company received additional interest during the year ended December 31, 2019 due to an arrangement between the Company and certain other lenders to the portfolio company. The additional interest received during the quarter has been annualized and included in the spread disclosed for this investment.

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

All debt investments were income producing as of December 31, 2019 unless otherwise noted. Common and preferred equity investments are non income-producing unless otherwise noted.

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

(2)

Held through Garrison Capital Equity Holdings II LLC and net of non-controlling member’s interest of 17.5% pursuant to the Amended and Restated Limited Liability Company Agreement of Garrison Capital Equity Holdings II LLC.

(3)	Interest is payable in cash, and/or PIK, or a combination thereof.
(4)

Investment is structured as a unitranche loan where the Company holds the last out component. As a result, in addition to the interest earned on the stated base rate and spread of this investment, the Company may have received additional interest for the year ended December 31, 2018 due to an arrangement between the Company and certain other lenders to the portfolio company. The additional interest received during the quarter has been annualized and included in the spread disclosed for this investment.

(5)	Investment is currently not income producing and placed on non-accrual status.
(6)

Consumer Loan Pool includes 186 small balance consumer loans, held within Garrison Capital PL Holdings LLC, with an average par of $1,313, a weighted average rate of 15.82% and a weighted average maturity of April 11, 2019. See Note 3 for additional information. See Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for detail on underlying loans.

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

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Operations

($ in thousands, except share and per share amounts)

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Investment income
From non-control/non-affiliate investments
Interest income	$37,627	$34,258	$32,815
Payment-in-kind	1,416	2,686	2,394
Other income	676	1,838	1,263
From non-control/affiliate investments
Interest income	—	—	148
Total investment income	39,719	38,782	36,620

Expenses
Interest expense	14,612	11,725	8,803
Management fee	6,471	6,058	5,875
Incentive fee	832	271	—
Professional fees	2,042	1,212	1,087
Directors' fees	311	306	312
Administrator expenses	1,449	1,336	1,203
Other expenses	1,627	1,682	2,400
Total expenses	27,344	22,590	19,680
Management fee waived	—	—	(310)
Incentive fee waived	(255)	—	—
Net expenses	27,089	22,590	19,370
Net investment income before excise taxes	12,630	16,192	17,250
Excise tax expense	—	—	23
Net investment income	12,630	16,192	17,227

Realized and unrealized (losses)/gains
Net realized loss on investments
Non-control/non-affiliate investments	(17,333)	(273)	(20,443)
Non-control/affiliate investments	—	—	(4,945)
Control/affiliate investments	(11,209)	—	—
Net change in unrealized (loss)/gain on investments
Non-control/non-affiliate investments	(2,369)	(13,189)	12,694
Non-control/affiliate investments	(107)	(2,085)	1,694
Control/affiliate investments	—	—	—
Net realized and unrealized loss on investments	(31,018)	(15,547)	(11,000)
Loss on extinguishment of debt	(491)	(2,218)	—
Net realized and unrealized losses	(31,509)	(17,765)	(11,000)

Net (decrease)/increase in net assets resulting from operations	$(18,879)	$(1,573)	$6,227

Net investment income per common share	$0.79	$1.01	$1.07
Net (decrease)/increase in net assets resulting from operations per common share	$(1.17)	$(0.10)	$0.39
Basic weighted average common shares outstanding	16,049,352	16,049,352	16,049,352

Dividends and distributions declared per common share	$0.84	$1.07	$1.12

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

($ in thousands, except share and per share amounts)

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017

(Decrease)/increase in net assets from operations:
Net investment income	$12,630	$16,192	$17,227
Net realized loss on investments	(28,542)	(273)	(25,388)
Net change in unrealized loss on investments	(2,476)	(15,274)	14,388
Net loss on extinguishment of debt	(491)	(2,218)	—
Net (decrease)/increase in net assets resulting from operations	(18,879)	(1,573)	6,227

Dividends and distributions to stockholders:
From net investment income	(13,480)	(17,173)	(17,977)
Total dividends and distributions to stockholders	(13,480)	(17,173)	(17,977)

Total decrease in net assets	(32,359)	(18,746)	(11,750)
Net assets at beginning of period	168,912	187,658	199,408
Net assets at end of period	$136,553	$168,912	$187,658
Net asset value per share	$8.51	$10.52	$11.69
Shares of common stock outstanding at end of period	16,049,352	16,049,352	16,049,352

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands, except share and per share amounts)

	Year Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Cash flows from operating activities
Net decrease in net assets resulting from operations	$(18,879)	$(1,573)	$6,227
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net accretion of discounts on investments	(1,242)	(1,289)	(1,274)
Payment-in-kind	(1,357)	(1,711)	(2,394)
Amortization of deferred debt issuance costs and discounts on notes payable	486	461	404
Net realized loss on investments	28,542	273	25,388
Loss on extinguishment of debt	369	2,218	—
Net change in unrealized loss on investments	2,476	15,274	(14,388)
Purchases of investments	(121,586)	(285,620)	(153,725)
Paydowns of investments	101,625	209,384	119,826
Sales of investments	26,646	4,442	8,526
Changes in operating assets and liabilities:
(Increase)/decrease in due from counterparties	(1,355)	4,502	(2,477)
Decrease/(increase) in due from affiliates	—	509	(509)
(Increase)/decrease in accrued interest receivable	(303)	908	(105)
Decrease in other assets	268	28	54
(Decrease)/increase in due to counterparties	(13,977)	21,470	1,921
Increase in payables to affiliates	1,195	220	58
(Decrease)/increase in accrued interest payable	(1,307)	1,732	219
Increase in accrued expenses and other payables	671	133	(218)
Net cash provided by/(used in) operating activities	2,272	(28,639)	(12,467)

Cash flows from financing activities
Distributions paid to stockholders	(13,480)	(17,173)	(17,977)
Payments for financing costs	(102)	(3,050)	(438)
Proceeds from short-term borrowings	2,015	—	—
Net proceeds/(repayments) from senior secured revolving note	17,000	(11,700)	19,700
Repayment of GLC Trust 2013-2 Class A note	—	—	(5,048)
Net (repayments)/proceeds from Garrison SBIC borrowings	(13,120)	10,200	12,800
Net proceeds from borrowing on senior secured term notes	—	76,568	—
Net cash (used in)/provided by financing activities	(7,687)	54,845	9,037

Net (decrease)/increase in cash and restricted cash	(5,415)	26,206	(3,430)
Cash and restricted cash at beginning of period	45,722	19,516	22,946
Cash and restricted cash at end of period	$40,307	$45,722	$19,516

Supplemental disclosure of cash flow information
Non-cash conversion of senior secured revolving note to term note	$25,000	$—	$—
Cash paid for interest expense	$15,665	$9,778	$8,550
Non-cash restructuring of portfolio investments	$14,082	$4,112	$—

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019

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

Our investment objective is to generate current income and capital appreciation by assembling a broad portfolio of loans and debt securities in U.S. based companies. The companies to which we typically extend credit to are moderately leveraged and have been rated below investment grade by national rating agencies. For companies that have not been rated, we believe that they would typically receive a rating below investment grade. In addition, our investments typically range in maturity from one to seven years. However, we may make investments in securities with any maturity or duration. We invest opportunistically in loans and debt securities that we believe have attractive risk adjusted returns. We also, to a lesser extent, may make select minority equity investments (usually in conjunction with a concurrent debt investment) in non-investment grade companies. On November 12, 2019, we announced that our board of directors had retained Keefe, Bruyette & Woods, Inc. as its financial advisor and investment banker to assist in exploring a variety of strategic alternatives to enhance value for our stockholders.  Pending completion of our review of strategic alternatives, we expect to limit our investment activities and may hold any prepayments or repayments of principal on our investments in cash rather than redeploying in new investment opportunities.

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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for financial information and pursuant to the requirements for reporting on Form 10-K and Articles 6, 10 and 12 of Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications, consisting solely of normal accruals, that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation, including the consolidation of our various debt facilities into a single line on the consolidated statement of financial condition.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019

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

As a result, as of December 31, 2019 and 2018, GARS has consolidated the results of Garrison Funding 2018-2 Ltd. (“GF 2018-2” formerly, Garrison Funding 2016-2 Ltd.), Garrison Funding 2018-2 LLC (formerly Garrison Funding 2016-2 LLC), Garrison Capital SBIC, LP (“Garrison SBIC”), GLC Trust 2013-2 (“GLC Trust 2013-2”), Garrison Capital PL Holdings LLC, GIG Rooster Holdings I LLC and a series of limited liability companies that GARS created primarily to provide specific tax treatment for the equity and other investments held in these limited liability companies to the extent such entity was in existence as of December 31, 2019 and 2018, respectively.

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

Cash and Cash Equivalents

As of December 31, 2019 and 2018, cash held in designated bank accounts with Deutsche Bank Trust Company Americas (the “Custodian”) was $1.2 million and $6.0 million, respectively. Cash held in designated bank accounts with other major financial institutions was $0.1 million and $0.1 million as of December 31, 2019 and 2018, respectively. At times, these balances may exceed federally insured limits and this potentially subjects the Company to a concentration of credit risk. The Company believes it is not exposed to any significant credit risk associated with the Custodian.

The Company defines cash equivalents as highly liquid financial instruments with original maturities of three months or less, including those held in overnight sweep bank deposit accounts. As of both December 31, 2019 and 2018, the Company held no cash equivalents.

Cash and Cash Equivalents, Restricted

Restricted cash as of December 31, 2019 and 2018 included cash of $39.1 million and $39.5 million, respectively, held by GF 2018-2 and Garrison SBIC in designated bank accounts with the Custodian. The CLOs, as defined in Note 4, are required to use a portion of the cash it receives to pay interest expense, reduce borrowings at the end of the investment period and to pay other amounts in accordance with the terms of the indenture governing the CLOs. Cash held with Garrison SBIC is typically restricted to funding eligible small business investment company (“SBIC”) investments and the payment of the principal and interest expense of the U.S. Small Business Administration (“SBA”) debentures.  As a result, funds held by GF 2018-2 and Garrison SBIC are not available for general use by the Company.

As of both December 31, 2019 and 2018, the Company held no restricted cash equivalents.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019

2. Significant Accounting Policies and Recent Updates – (continued)

Revenue Recognition

In general, the revenue generated on our investments primarily consists of interest income, fee income, dividend income and gains and losses.

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

Structuring, diligence fees, consulting and managerial assistance fees for periodically providing services to a portfolio or third party company are recognized when such services have been completed and the fees are generally receivable. Any such fee income received is recorded and classified as other income and included in investment income on the consolidated statements of operations. As these fees are generally paid and recognized in connection with specific loan event or the performance of a service, there may be significant fluctuations from period to period in the amount and size of such fees, and they are typically non-recurring in nature.

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

Investment gains and losses: Realized gains and losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to any previously recognized unrealized changes in the investments’ fair value. Net changes in unrealized gains and losses on investments reflect the current period changes in the fair value of our investments, including the reversal of previously recorded unrealized gains and losses on investments that are realized. Both realized and changes in unrealized gains and losses are recorded using the specific identification method on the consolidated statement of operations.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019

2. Significant Accounting Policies and Recent Updates – (continued)

Non-accrual loans: The Company accrues interest income based on the contractual interest terms of its investments if it expects that it will ultimately be able to collect it. Generally, when management believes that the issuer of the loan will not be able to service the loan, the Investment Adviser will place the loan on non-accrual status and the Company will cease recognizing interest income on that loan. However, the Company remains contractually entitled to this interest. The Company may restore an investment to accrual status when past due principal and interest payments are made or if the interest income is otherwise deemed to be collectible by the Investment Adviser.  The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2019, the Company had two investments on non-accrual status. As of December 31, 2018, the Company had one investment on non-accrual status.

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

Our investments generally include debt investments (both funded and unfunded, “Senior Secured Investments”) and equity investments (both preferred and common, “Equity Investments”). The Company’s portfolio is primarily comprised of relatively illiquid investments that are privately held. Inputs into the determination of fair value of the Company’s portfolio investments require significant management judgment or estimation. This means that the Company’s portfolio valuations are based on unobservable inputs and the Investment Adviser’s own assumptions about how market participants would price the asset or liability in question. Valuations of privately held investments are inherently uncertain and they may fluctuate over short periods of time and may be based on estimates. The determination of fair value by the Board may differ materially from the values that would have been used if a ready market for these investments existed.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019

2. Significant Accounting Policies and Recent Updates – (continued)

Net assets could be materially affected if the determinations regarding the fair value estimates of the investments were materially higher or lower than the values that are ultimately realized upon the disposal of such investments.

Valuation Techniques

The following is a description of the various valuation techniques the Company utilizes when valuing its investments.

Bid quotations: Certain of the Company’s debt investments may from time to time be traded in public markets where quoted market prices are generally not readily available. The fair value of these investments may be determined based on bid quotations from unaffiliated market makers or independent third-party pricing services or from price activity of comparable instruments. The Company will generally supplement the bid quotations for these investments with a comparable yield approach valuation outlined below.

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

Market comparable companies: This valuation technique determines the total enterprise value of a company by assessing the expected multiple that a market participant would apply to that company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue or other collateral that secures the investment. These valuation multiples are typically determined based on reviewing market comparable transactions or other comparable publicly traded companies, if any. With respect to debt investments, the resulting enterprise value will dictate whether or not the Company’s debt investment has adequate enterprise value coverage. In instances where the enterprise value is inadequate, the market comparable companies approach may be used to estimate a recovery value for our credit-impaired debt investments.  With respect to equity investments, the market comparable companies approach may be used to estimate the fair value of the Company’s equity investments, and, when an external event, such as a purchase transaction, public offering or subsequent sale of equity occurs, the pricing indicated by that external event will be utilized to corroborate our valuation.

Discounted cash flows: This valuation technique determines the fair value of an investment by projecting the expected cash flows based on contractual terms calculating the present value of such cash flows as of the valuation date using a discount rate.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019

2. Significant Accounting Policies and Recent Updates – (continued)

Valuation Process

The Board is responsible for determining, within the meaning of the 1940 Act, in good faith the fair value of the Company’s assets for which market quotations are not readily available, using a documented valuation policy and consistently applied valuation process. The valuation process is a multi-step process conducted at the end of each fiscal quarter as described below:

•	The Company’s valuation process begins with each portfolio company or investment valued by investment professionals of the Investment Adviser responsible for credit monitoring.
•

At least once annually, the valuation for each portfolio investment that does not have a readily available quotation, including an external pricing event, is reviewed by an independent valuation firm, subject to certain exceptions described below.

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

Deferred Debt Issuance Costs

In connection with executing or refinancing its various debt facilities, the Company may incur debt issuance costs or issue debt at a price below par, referred to as an original issue discount. These debt issuance costs and discounts are generally included as a reduction to the carrying amount of the corresponding liability on the consolidated statements of financial condition. However, based on the nature of the debt facilities, costs associated with revolving credit facilities are recorded within the other assets line item on our consolidated statements of financial condition. These costs are generally amortized over the stated maturity of the related liability. In the event that we extinguish our debt facilities before the stated maturity, the Company will deduct any unamortized deferred debt issuance costs from the carrying amount of extinguished debt and recognize a gain or loss on the consolidated statement of operations.

Interest Expense

Interest expense is recorded on an accrual basis and is comprised of cash interest, deferred debt issuance costs, original issue discounts or premiums as well as any loan origination, facility and commitment fees.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019

2. Significant Accounting Policies and Recent Updates – (continued)

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 will modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted. The Company does not expect the standard to have a material impact on the consolidated financial statements and disclosures.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019

3. Investments

As of December 31, 2019, we held 123 investments across 105 portfolio companies with a fair value of $418.9 million. As of December 31, 2018, we held 118 investments across 93 portfolio companies with a fair value of $454.0 million.

The composition of the Company’s portfolio by industry at fair value as of December 31, 2019 and 2018 was as follows:

	Fair Value of Investments
Industry ($ in thousands)	As of December 31, 2019		As of December 31, 2018
Internet Software and Services	$74,093	17.7%	$74,301	16.4%
Healthcare Equipment and Services	49,776	11.9	52,721	11.6
Textiles, Apparel and Luxury Goods	26,757	6.4	25,390	5.6
Auto Components	25,329	6.0	23,940	5.3
Diversified Telecommunication Services	23,692	5.7	24,405	5.4
Commercial Services and Supplies	21,662	5.2	35,498	7.8
Household Products and Durables	20,020	4.8	32,664	7.2
Electrical Equipment	13,652	3.3	13,951	3.1
Transportation Services	13,169	3.1	9,753	2.1
Food Products	12,628	3.0	17,729	3.9
Leisure Products	12,272	2.9	16,491	3.6
Aerospace and Defense	11,906	2.8	6,914	1.5
Construction and Engineering	10,936	2.6	9,611	2.1
Hotels, Restaurants and Leisure	10,873	2.6	26,550	5.8
Building Products	10,845	2.6	7,834	1.7
Pharmaceuticals	9,759	2.3	9,485	2.1
Energy Equipment and Services	9,159	2.2	2,695	0.6
Air Freight and Logistics	8,822	2.1	2,404	0.5
Professional Services	7,842	1.9	1,847	0.4
Retail	6,661	1.6	6,651	1.5
Trading Companies and Distributors	6,462	1.5	7,560	1.7
Diversified Financial Services	6,134	1.4	13,824	3.0
Chemicals	4,936	1.2	12,569	2.8
Machinery	4,929	1.2	—	—
Technology Hardware, Storage and Peripherals	4,893	1.2	4,150	1
Containers and Packaging	4,592	1.1	4,512	1.0
Semiconductors and Semiconductor Equipment	2,321	0.5	2,550	0.6
Metals and Mining	2,108	0.5	2,189	0.5
Oil, Gas and Consumable Fuels	1,472	0.4	1,630	0.4
Media	1,173	0.3	4,159	0.9
	$418,873	100.0%	$453,977	100.0%

Refer to the consolidated schedules of investments for a detailed disaggregation of the Company’s investments by industry.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019

3. Investments – (continued)

The following tables summarize the valuation of the Company’s investments measured at fair value based on the fair value hierarchy, as detailed in Note 2, as of December 31, 2019 and 2018:

	As of December 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Investments(1)	$—	$—	$410,530	$410,530
Equity Investments(2)	—	—	8,343	8,343
	$—	$—	$418,873	$418,873

(1)	Included in senior secured loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.
(2)	Includes preferred and common equity investments.

	As of December 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Investments(1)	$—	$—	$445,393	$445,393
Equity Investments(2)	—	—	8,352	8,352
Financial Assets	—	—	232	232
	$—	$—	$453,977	$453,977

(1)	Included in senior secured loans are loans structured as first lien last out loans. These loans may in certain cases be subordinated in payment priority to other senior secured lenders.
(2)	Includes preferred and common equity investments.

The net change in unrealized loss attributable to the Company’s Level 3 assets for the year ended December 31, 2019 included in the net change in unrealized loss on investments in the Company’s consolidated statement of operations was $2.5 million. The net change in unrealized loss attributable to the Company’s Level 3 assets for the year ended December 31, 2018 included in the net change in unrealized loss on investments in the Company’s consolidated statement of operations was $15.3 million. There were no transfers of investments between levels for the years ended December 31, 2019 and 2018.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019

3. Investments – (continued)

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the year ended December 31, 2019:

	Year Ended December 31, 2019
	Senior Secured	Equity	Financial
($ in thousands)	Investments	Investments⁽¹⁾	Assets	Total
Fair value, beginning of period	$445,393	$8,352	$232	$453,977
Total net realized and unrealized (loss)/gain on investments(2)	(19,635)	(11,408)	25	(31,018)
Total net accretion of discounts on investments	1,242	—	—	1,242
Purchases/issuances(3)	111,493	11,450	—	122,943
Paydowns(3)	(101,368)	—	(257)	(101,625)
Sales	(26,595)	(51)	—	(26,646)
Fair value, end of period	$410,530	$8,343	$—	$418,873

(1)	Includes preferred and common equity investments.
(2)

Net change in unrealized loss on investments attributable to our Level 3 assets still held at December 31, 2019 totaled $13.7 million, consisting of the following: Senior Secured Investments of $13.5 million and Equity Investments of $0.2 million.

(3)	Includes non-cash restructuring of portfolio investments of $14.1 million.

The following table is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the year ended December 31, 2018:

	Year Ended December 31, 2018
	Senior Secured	Equity	Financial
($ in thousands)	Investments	Investments⁽¹⁾	Assets	Total
Fair value, beginning of period	$387,480	$5,224	$2,026	$394,730
Total net realized and unrealized (loss)/gain on investments(2)	(13,228)	(1,792)	43	(14,977)
Total net accretion of discounts on investments	1,289	—	—	1,289
Purchases/issuances(3)	282,015	5,316	—	287,331
Paydowns(3)	(207,547)	—	(1,837)	(209,384)
Sales	(4,616)	(396)	—	(5,012)
Fair value, end of period	$445,393	$8,352	$232	$453,977

(1)	Includes preferred and common equity investments.
(2)

Net change in unrealized loss on investments attributable to our Level 3 assets still held at December 31, 2018 totaled $15.7 million, consisting of the following: Senior Secured Investments of $14.0 million, Equity Investments of $1.8 million, offset by unrealized gains on Financial Assets of $0.1 million.

(3)	Includes non-cash restructuring of portfolio investments of $4.1 million.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019

3. Investments – (continued)

The following table is a quantitative disclosure about significant unobservable inputs (Level 3) that were used in determining fair value at December 31, 2019:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of	Valuation	Unobservable	Range				Weighted
($ in thousands)	December 31, 2019	Technique	Input	Low		High		Average
Senior Secured Investments⁽¹⁾	$410,530	Comparable yield approach	Market rate⁽²⁾	5.2%		31.3%		8.8%
		Market comparable companies	Comparable multiple⁽³⁾	2.0	x	18.6	x	7.5	x

Equity Investments⁽⁴⁾	8,343	Market comparable companies	Comparable multiple⁽³⁾	6.5	x	10.8	x	10.4	x
			Origination fees multiple⁽³⁾	3.5	x	3.5	x	3.5	x
		Discounted cash flows	Recovery Rate	0.0%		40.1%		40.1%

Total	$418,873

(1)	Includes certain first-lien debt investments in which bid quotations were obtained and supplemented by a comparable yield approach.
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

December 31, 2019

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

(3)	Includes preferred and common equity.
(4)	See Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for detail on the underlying consumer loans.

Unobservable inputs used in the fair value measurement of the Company’s investments include multiples of market comparable companies, relative comparable yields, and recovery rates. Significant decreases (increases) in market comparables could result in lower (higher) fair value measurements. Significant increases (decreases) in comparable yields could result in lower (higher) fair value measurements. Significant increases (decreases) in recovery rates could result in lower (higher) fair value measurements. Generally, a change in the assumption used for relative comparable yields is accompanied by a directionally opposite change in the assumptions used for pricing.

The terms of our debt investments may include provisions that require us to extend additional credit or provide funding to a borrower for any unfunded portion of such debt investments at the request of the borrower. This exposes us to potential future liabilities that are not reflected on the consolidated statements of financial condition. As of December 31, 2019 and 2018, the Company had $2.1 million and $7.6 million of unfunded commitments, respectively. As of December 31, 2019 and December 31, 2018, the fair value of the unfunded commitments was $0.1 and $0.2 million, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019

4. Financing

As of December 31, 2019, the total carrying value of the Company’s aggregate debt outstanding was $313.8 million with a weighted average effective interest rate of 3.9% and a weighted average stated maturity date of May 24, 2029. The weighted average maturity date of May 24, 2029 is calculated based on fully drawn Class A-1R-R Notes with an aggregate par outstanding of $25.0 million.

The table below provides details, including maturity dates, the weighted average interest rates and the weighted average effective interest rates, inclusive of the effects of deferred debt issuance costs, of the Company’s outstanding debt as of December 31, 2019:

December 31, 2019 ($ in thousands)	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate	Effective Interest Rate	Rating(1)	Stated Maturity(2)
2018-2 CLO Secured Notes:
Class A-1R-R Notes	$—	$—	LIBOR + 1.58%(3)	3.58%	AAA(sf)	11/20/2029
Class A-1T-R Notes	193,529	195,400	LIBOR + 1.58%	3.59%	AAA(sf)	11/20/2029
Class A-2-R Notes	54,645	55,100	LIBOR + 2.45%	4.45%	AA (sf)	11/20/2029
Class B-R Notes	17,931	18,250	LIBOR + 3.17%	5.18%	A (sf)	11/20/2029
Subtotals / weighted averages	266,105	268,750	3.76%	3.88%		11/20/2029
Garrison SBIC Borrowings:
SBIC 2018-10 A	22,342	23,000	3.53%(4)	3.95%	N/A	3/1/2028
SBIC 2017-10 A	3,569	3,660	3.37%(4)	3.77%	N/A	3/1/2027
SBIC 2016-10 B	3,240	3,320	2.79%(4)	3.19%	N/A	9/1/2026
SBIC 2016-10 A	12,420	12,700	3.25%(4)	3.65%	N/A	3/1/2026
SBIC Interim Financing	4,059	4,200	LIBOR + 0.65%(5)	3.11%	N/A	3/25/2020
Subtotals / weighted averages	45,630	46,880	3.32%	3.72%		9/23/2026
Short-term Borrowings:
Other Debt	2,015	2,015	LIBOR + 1.00%	2.74%	N/A	1/15/2020
Total /weighted average	2,015	2,015	2.74%	2.74%		1/15/2020

Totals / weighted averages	$313,750	$317,645	3.69%	3.85%		5/24/2029

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

(3)	Interest may be indexed to either the CP Rate (as defined in the governing indenture) or 3 month USD LIBOR.
(4)	Represents the stated interest rate and annual charge of our debentures guaranteed by the U.S. Small Business Administration (the “SBA”).
(5)

These interim financings bear an interest rate of three month LIBOR +0.65% which is comprised of a weighted average annual charge of 0.35% and a spread of 0.30%. These interim financings have a maturity date of March 25, 2020, upon which we expect them to be polled into ten year SBA-guaranteed debentures.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019

4. Financing – (continued)

The table below provides details of our outstanding debt as of December 31, 2018:

December 31, 2018 ($ in thousands)	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate	Effective Interest Rate	Rating(1)	Stated Maturity(2)
2018-2 CLO Secured Notes:
Class A-1R-R Notes	$8,000	$8,000	LIBOR + 1.58%(3)	4.23%	AAA(sf)	11/20/2029
Class A-1T-R Notes	168,630	170,400	LIBOR + 1.58%	4.22%	AAA(sf)	11/20/2029
Class A-2-R Notes	54,611	55,100	LIBOR + 2.45%	5.08%	AA (sf)	11/20/2029
Class B-R Notes	17,908	18,250	LIBOR + 3.17%	5.81%	A (sf)	11/20/2029
Subtotals / weighted averages	249,149	251,750	4.41%	4.52%		11/20/2029
Garrison SBIC Borrowings:
SBIC 2018-10 A	22,275	23,000	3.53%(4)	3.95%	N/A	3/1/2028
SBIC 2017-10 A	6,786	6,980	3.47%(4)	3.87%	N/A	3/1/2027
SBIC 2016-10 B	3,230	3,320	2.79%(4)	3.19%	N/A	9/1/2026
SBIC 2016-10 A	12,381	12,700	3.25%(4)	3.65%	N/A	3/1/2026
SBIC 2015-10 B	13,671	14,000	3.57%(4)	3.97%	N/A	9/1/2025
Subtotals / weighted averages	58,343	60,000	3.43%	3.84%		12/16/2026

Totals / weighted averages	$307,492	$311,750	4.22%	4.39%		5/22/2029

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

(3)	Interest may be indexed to either the CP Rate (as defined in the governing indenture) or 3 month USD LIBOR.
(4)	Represents the stated interest rate and annual charge of our debentures guaranteed by the SBA.

In accordance with the 1940 Act, with certain limited exceptions, prior to August 15, 2018 the Company was allowed to borrow up to amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing excluding the SBA-guaranteed debentures of Garrison SBIC per the Company’s exemptive relief from the Securities and Exchange Commission (the “SEC”). Effective August 15, 2018, the asset coverage requirements applicable to the Company under the 1940 Act were reduced to 150%. As of December 31, 2019 and 2018, the Company’s asset coverage for borrowed amounts was 150.4% and 167.1%, respectively. As a result of the aforementioned asset coverage requirement, the Company’s ability to borrow additional Class A-1R-R Notes under the 2018-2 CLO and the short-term borrowing facility (as defined below) has been reduced to an aggregate of $1.2 million as of December 31, 2019. As of December 31, 2018, the Company’s total leverage capacity of the Class A-1R-R Notes under the 2018-2 CLO was $42.0 million.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019

4. Financing – (continued)

Collateralized Loan Obligation Financings

On October 18, 2018, the Company completed the $420.0 million 2018-2 CLO. The notes offered in the 2018-2 CLO, collectively referred to as the “2018-2 Notes” and individually defined above in the table, were issued by GF 2018-2 (the “Issuer”) and Garrison Funding 2018- 2 LLC (together with the Issuer, the “Co- Issuers”) and are backed by a diversified portfolio of primarily senior secured loans.  The proceeds of the 2018-2 CLO were utilized, along with cash on hand, to refinance notes issued under the 2016-2 CLO. The Company also retained $108.00 million of subordinated notes (the “2018-2 Subordinated Notes”) that were issued in the transaction and that are entitled to receive distributions to the extent funds are available for such purpose. As a result of the Company retaining the 2018-2 Subordinated Notes, it consolidates the accounts of the Co-Issuers into its financial statements. As a result of this consolidation, the amounts outstanding under the 2018-2 CLO are treated as the Company’s indebtedness. The Company also initially retained $18.3 million of the Class B-R Notes. The 2018-2 Notes are scheduled to mature on November 20, 2029, however the 2018-2 Notes may be redeemed by the Co-Issuers on any business day after November 20, 2022. The indenture governing the 2018-2 Notes provides that, to the extent cash is available from cash collections, the holders of the 2018-2 Notes are to receive quarterly interest payments on the 20th day or, if not a business day, the next succeeding business day of February, May, August and November of each year until the stated maturity or earlier redemption.

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

On July 18, 2019, $25.0 million outstanding of the aggregate $50.0 million Class A-1R-R Notes available under the 2018-2 CLO converted to Class A-1T-R Notes. The remaining $25.0 million of Class A-1R-R Notes, to the extent drawn, will convert to term notes on or before November 20, 2022.

As noted above, subject to the asset coverage limitations applicable to the Company under the 1940 Act, the Company had $1.2 million and $42.0 million of available leverage capacity in the Class A-1R-R Notes and Class A-1R Notes, respectively, under the CLOs as of December 31, 2019 and December 31, 2018, respectively. The fair value of the 2018-2 Notes and 2016-2 Notes approximated their carrying value on the consolidated statements of financial condition as of December 31, 2019 and December 31, 2018.

Collateralized Loan Obligation Financing Covenants

The documents governing the 2018-2 CLO include two coverage tests applicable to the secured notes issued as part of the 2018-2 CLO (the “Secured Notes”) as of December 31, 2019. The first test compares the amount of interest received on the collateral loans held by GF 2018-2 to the amount of interest payable on the Secured Notes under the 2018-2 CLO in respect of the amounts drawn and certain expenses. To meet this first test, at any time, the aggregate amount of interest received on the collateral loans must equal, after the payment of certain fees and expenses, at least 135.0% of the aggregate amount of interest payable on the Class A-1R-R Notes, the Class A-1T-R Notes and the Class A-2-R Notes (collectively, the “Class A-R Notes”) and 125.0% of the interest payable on the Class A-R Notes and Class B-R Notes, taken together.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019

4. Financing – (continued)

Collateralized Loan Obligation Financings (continued)

Collateralized Loan Obligation Financing Covenants (continued)

The second test compares the aggregate assets that serve as collateral for the 2018-2 CLO Secured Notes, or the Total Capitalization, as defined and calculated in accordance with the indenture, to the aggregate outstanding principal amount of the 2018-2 CLO Secured Notes in respect of the amounts drawn. To meet this second test at any time, the Total Capitalization must equal at least 128.0% of the aggregate outstanding principal amount of the Class A-R Notes, 118.2% of the aggregate principal amount of the Class A-R Notes and Class B-R Notes, taken together.

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

Furthermore, if under the second coverage test the Total Capitalization equals 125.0% or less of the aggregate outstanding principal amount on the Class A-1R-R and Class A-1T-R Notes, taken together remained so for ten business days, an event of default would be deemed to have occurred. As of December 31, 2019 and 2018, the trustee for the CLOs has asserted that all of the coverage tests were met.

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

The SBA, as a creditor, will have a superior claim to Garrison SBIC’s assets over GARS’ stockholders if Garrison SBIC were to be liquidated, or if the SBA exercises its remedies under the SBA-guaranteed debentures issued by Garrison SBIC, upon an event of default.

During the year ended December 31, 2019, the Company voluntarily prepaid $17.3 million of its outstanding SBA-guaranteed debentures. The weighted average interest rate for the portion SBA-guaranteed debentures prepaid as of December 31, 2019 was 3.57%.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019

4. Financing – (continued)

As of December 31, 2019, Garrison SBIC had regulatory capital of $34.7 million and total SBIC borrowings outstanding of $46.9 million, which includes $4.2 million of SBIC interim financings. The $46.9 million of SBIC borrowings outstanding are secured by $70.5 million of loans that serve as collateral and are held in Garrison SBIC. The fair value of the SBIC borrowings approximated the carrying value on the consolidated statements of financial condition as of December 31, 2019 and 2018. As of December 31, 2019, the Company had $5.2 million of available SBIC leverage capacity.

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

The Company had $2.0 million of short-term borrowings outstanding which approximated the fair value as of December 31, 2019. As of December 31, 2018, the Company had no short-term borrowings outstanding. For the year ended December 31, 2019, the annualized effective interest rate on short-term borrowings was 2.74%.

Under the short-term borrowing facility, there are three coverage tests applicable whereby if any of the following conditions exist as of the quarter end, an event of default will be deemed to have occurred.  The first test is to determine if the Company’s net assets declines by greater than 25% from the previous fiscal quarter.  The second test is to determine if the Company’s net assets declines by greater than 40% from the previous fiscal year. The third test is to determine if the Company’s net assets declines below the Net Asset Floor, which is defined as $80.0 million.  As of December 31, 2019, all of the covenant tests were met.

Deferred Debt Issuance Costs and Other Fees

As of both December 31, 2019 and 2018, the Company’s debt issuance costs and original issue discounts were generally incurred as a result of the CLOs and the Company’s SBIC borrowings. The CLOs’ costs typically represent structuring and facility fees, rating agency fees and other legal costs incurred. The costs associated with SBIC borrowings consist of a 1.00% fee on the total commitments received, a 2.00% leverage fee, a 0.375% underwriting fee and a 0.05% administrative fee on any SBA borrowings that are drawn.

The execution of the $300.0 million 2016-2 CLO completed on September 26, 2016 resulted in financing costs paid and original issue discount in the amount of $3.0 million. The 2016-2 CLO also resulted in the recognition of a $2.2 million loss on refinancing of debt on our consolidated statement of operations for the year ended December 31, 2018.

On December 20, 2019, the Company voluntarily prepaid $17.3 million of its outstanding SBIC borrowings, in accordance with the terms of the SBA-guaranteed debentures that govern the SBIC borrowings, prior to their stated maturity date. This resulted in a $0.5 million loss on extinguishment of debt recognized on the consolidated statement of operations for the year ended December 31, 2019.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019

4. Financing – (continued)

As of December 31, 2019, $4.2 million of deferred debt issuance costs and discounts remained on our consolidated statements of financial condition. These costs were comprised of $2.9 million related to the 2018-2 CLO and $1.3 million related to the borrowings of Garrison SBIC. As of December 31, 2018, $4.4 million of deferred debt issuance costs and discounts remained on our consolidated statements of financial condition. These costs were comprised of $2.6 million related to the 2018-2 CLO and $1.8 million related to the borrowings of Garrison SBIC. During the years ended December 31, 2019 and 2018, interest expense on our consolidated statements of operations included $0.5 million and $0.5 million, respectively, of amortization related to the debt issuance costs and original issue discounts on our liabilities.

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

GARS entered into an investment advisory agreement with the Investment Adviser (as amended and/or restated from time to time, the “Investment Advisory Agreement”), which entitles the Investment Adviser to a management fee and an incentive fee. As of December 31, 2019, the Investment Advisory Agreement had been most recently amended and restated on May 6, 2019.

The Investment Adviser agreed to irrevocably waive the $0.3 million of incentive fees that were earned and recorded as a payable on the statement of financial condition as of September 30, 2019.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019

5. Related Party Transactions and Other Agreements – (continued)

The following table details our management fee expenses for the years ended December 31, 2019, 2018, and 2017:

	Year Ended
Management Fees ($ in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Management fee	$6,471	$6,058	$5,875
Management fee waived	—	—	(310)
Total management fees	$6,471	$6,058	$5,565

Management fees in the amount of $1.5 million and $0.1 million were payable as of December 31, 2019 and 2018, respectively, and are included in management fee payable on the consolidated statements of financial condition.

Incentive Fee

Under the Investment Advisory Agreement, the Investment Adviser is entitled to an incentive fee consisting of two components and subject to cap and deferral mechanism. The first component is income-based and payable quarterly in arrears while the second component is capital gains-based and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date). The components are independent of each other, and certain instances may result in one component being payable even if the other is not.

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

December 31, 2019

5. Related Party Transactions and Other Agreements – (continued)

Income-based incentive fees (continued)

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

Prior to May 3, 2017, the first component of the incentive fee equaled 20.00% of the amount, if any, that the Company’s pre-incentive fee net investment income exceeded a 2.00% quarterly (8.00% annualized) hurdle rate, subject to the 100% “catch-up” provision in effect at that time, measured at the end of each calendar quarter.

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

In addition, under U.S. GAAP, we are required to accrue capital gains incentive fees, based upon the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital gain and loss on investments held at the end of each period. If such amount is positive at the end of a period, then the Company will record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, no accrual will be recorded for such period. There were no capital gains incentive fees accrued as of December 31, 2019 and 2018.

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

December 31, 2019

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

As of December 31, 2019, we had cumulative net realized and unrealized capital losses in excess of our Pre-Incentive Fee Net Investment Income, resulting in negative Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period. Therefore, the Incentive Fee Cap as of December 31, 2019 was zero due to the Incentive Fee Cap and Deferral Mechanism (and subject to the applicable limitations set forth in the Investment Advisory Agreement). As a result, no incentive fees were recorded during the three months ended December 31, 2019.

As of December 31, 2019, the Investment Adviser had calculated aggregate income-based incentive fees and payments of $6.6 million and $0.8 million since January 1, 2017, respectively. As of December 31, 2019, due to the Incentive Fee Cap and Deferral Mechanism and the irrevocable waiver of previously earned fees, no income-based incentive fees were recorded as payable on the consolidated statement of financial condition.  Due to the fact that there is no clawback of amounts previously paid to the Investment Adviser in accordance with the Investment Advisory Agreement, the Company has not recorded a receivable for the $0.8 million difference between amounts paid under the Investment Advisory Agreement in prior quarters and the Incentive Fee Cap based on the Company’s Cumulative Pre-Incentive Fee Net Return as of December 31, 2019.

To the extent unrealized capital losses incurred within the Incentive Fee Look-back Period as of December 31, 2019 are reversed or cease to impact the Incentive Fee Cap, such that our cumulative realized capital gains and cumulative unrealized capital appreciation exceed cumulative realized capital losses and cumulative unrealized capital depreciation prior to January 1, 2023, the Investment Adviser may be able to recoup up to $5.7 million of income-based incentive fees which are currently deferred under the Incentive Fee Cap.

The following table provides a breakdown of our incentive fees for the years ended December 31, 2019, 2018 and 2017.

	Year Ended
Incentive Fees ($ in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Income-based incentive fees	$1,097	$2,653	$2,808
Capital gains-based incentive fees	—	—	—
Incentive fees waived	(255)	—	—
Incentive fees subject to cap & deferral mechanism	(264)	(2,382)	(2,808)
Total incentive fees	$577	$271	$—

As of December 31, 2018, there was $0.3 million of incentive fees earned and recorded as payable on the consolidated statement of financial condition. No incentive fees were recorded as payable on the consolidated statement of financial condition as of December 31, 2019.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019

5. Related Party Transactions and Other Agreements – (continued)

Administration Agreement

GARS entered into an administration agreement, which was effective as of October 9, 2012 (the “Administration Agreement”), with GARS Administrator. Under the Administration Agreement, the GARS Administrator provides the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as the GARS Administrator, subject to review by the Board, from time to time determines to be necessary or useful to perform its obligations under the Administration Agreement. The GARS Administrator is responsible for the financial and other records that the Company is required to maintain and prepares reports to stockholders, and reports and other materials filed with the SEC. The GARS Administrator provides on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance. No managerial assistance was provided to any portfolio companies during the years ended December 31, 2019 and 2018.

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

Administrator charges for the years ended December 31, 2019, 2018 and 2017 were $1.4 million, $1.3 million, and $1.2 million, respectively. No charges were waived by the GARS Administrator for the years ended December 31, 2019, 2018 and 2017. No administration fees were payable to the GARS Administrator as of December 31, 2019 and 2018.

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

Independent directors earned $0.3 million for each of the years ended December 31, 2019, 2018 and 2017, respectively. No Directors’ Fees were payable as of December 31, 2019 and 2018.

Affiliated Stockholders

As of both December 31, 2019 and 2018, Garrison Capital Fairchild I Ltd., Garrison Capital Fairchild II Ltd. and Garrison Capital Adviser Holdings MM LLC owned an aggregate of 789,910, or 4.9%, of the total outstanding shares of GARS common stock. As of December 31, 2019, the officers and directors of the Company owned an aggregate of approximately 299,000, or 1.9%, of the total outstanding shares of GARS common stock. As of December 31, 2018, the officers and directors of the Company owned an aggregate of approximately 238,500, or 1.5%, of the total outstanding shares of GARS common stock

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019

5. Related Party Transactions and Other Agreements – (continued)

Other Agreements

Garrison Loan Agency Services LLC acts as the administrative and collateral agent for certain loans held by the Company. No fees were paid by the Company to Garrison Loan Agency Services LLC during the years ended December 31, 2019 and 2018.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019

6. Financial Highlights

The following table represents financial highlights for the Company for the years ended December 31, 2019, 2018 and 2017.

	Year Ended
Per share data ($ in thousands, except share and per share amounts)	December 31, 2019	December 31, 2018	December 31, 2017
Net asset value per common share at beginning of period	$10.52	$11.69	$12.42
Decrease in net assets from operations:
Net investment income	0.79	1.01	1.07
Net realized loss on investments	(1.78)	(0.02)	(1.59)
Net unrealized (loss)/gain on investments	(0.15)	(0.95)	0.91
Net loss on extinguishment of debt	(0.03)	(0.14)	—
Net decrease in net assets resulting from operations	(1.17)	(0.10)	0.39
Total stockholder distributions from net investment income	(0.84)	(1.07)	(1.12)
Net asset value per common share at end of period	$8.51	$10.52	$11.69

Per share market value at beginning of period	$6.43	$8.11	$9.35
Per share market value at end of period	$5.82	$6.43	$8.11
Total book return(1)	(11.12)%	(0.86)%	3.14%
Total market return(2)	2.25%	(9.10)%	(1.41)%
Common shares outstanding at beginning of period	16,049,352	16,049,352	16,049,352
Common shares outstanding at end of period	16,049,352	16,049,352	16,049,352
Weighted average common shares outstanding	16,049,352	16,049,352	16,049,352
Net assets at beginning of period	$168,912	$187,658	$199,408
Net assets at end of period	$136,553	$168,912	$187,658
Average net assets(3)	$158,259	$182,611	$192,419
Ratio of net expenses to average net assets(4)	17.12%	12.37%	10.08%
Ratio of net investment income to average net assets(4)	7.98%	8.87%	8.95%
Ratio of portfolio turnover to average investments at fair value(5)	26.16%	53.64%	34.98%
Asset coverage ratio(6)	150.43%	167.10%	200.51%
Average outstanding debt(7)	$332,110	$252,064	$205,577
Average debt per common share	$20.69	$15.71	$12.81

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
(4)

During the year ended December 31, 2019, $0.3 million of incentive fees were irrevocably waived by the Investment Adviser. Had these incentive fees not been waived, the ratio of net investment income to average net assets and the ratio of net expenses to average net assets would have been 7.82% and 17.28%, respectively.  During the year ended December 31, 2019, $0.3 million of income-based incentive fees were capped as a result of the Incentive Fee Cap and Deferral Mechanism. Had these incentive fees been earned, the ratio of net investment income to average net assets and the ratio of net expenses to average net assets would have been 7.81% and 17.28%, respectively. Had both the $0.3 million of irrevocably waived fees and $0.3 million of capped incentive fees been earned, the ratio of net investment income to average net assets and the ratio of net expenses to average net assets would have been 7.65% and 17.45%, respectively.

(5)	Calculated based on monthly average investments at fair value.
(6)

Effective as of August 15, 2018, in accordance with the 1940 Act, the Company is currently allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing. Prior to August 15, 2018, the Company was allowed to borrow amounts such that its asset coverage was at least 200% after such borrowing. Based on the exemptive relief received from the SEC in 2015, Garrison SBIC’s SBA guaranteed debentures are excluded from the Company’s asset coverage test calculation.

(7)	Calculated based on monthly average debt outstanding.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019

7. Income Taxes

As discussed in Note 1, for tax purposes, GARS has elected to be treated as a RIC under Subchapter M of the Code and intends to qualify each taxable year for such treatment. In addition, GF 2018-2, GF 2016-2, certain GARS Equity Holdings Entities, Garrison Capital PL Holdings LLC, Walnut Hill II LLC and Forest Park II LLC are disregarded entities for tax purposes. GLC Trust 2013-2 was a grantor trust for U.S. taxable income purposes, whereby the income reverts to GARS, and accordingly, no provision for federal income tax was made in the consolidated financial statements for the years ended December 31, 2019 and 2018.

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

For the years ended December 31, 2019 and 2018, no U.S. federal excise tax was recorded. For the year ended December 31, 2017, $0.1 million of U.S. federal excise tax was recorded.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019

7. Income Taxes – (continued)

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts determined in accordance with U.S. GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent differences have no impact on net assets. The below were reclassifications made due to permanent differences for the tax years ended December 31, 2019 and 2018:

($ in thousands)	December 31, 2019	December 31, 2018
Accumulated net investment loss	$(479)	$(2,204)
Accumulated net realized gain on investments	479	2,204
Paid - in capital	—	—

The permanent book-to-tax differences primarily arise due to the tax classification of dividend distributions, tax basis differences on realized investments, tax characterization of certain realized losses, tax characteristics of certain expenses incurred, and the accrual of nondeductible U.S. federal excise tax.

Taxable income differs from the net increase/(decrease) in net assets resulting from operations primarily due to the exclusion of unrealized gain/(loss) on investments from taxable income until they are realized, book-to-tax differences on the treatment of deferred financing costs, book-to-tax temporary differences on taxable income inclusions of investment income earned on certain securities that was accrued for tax but not for U.S. GAAP, tax basis differences on realized investments, and book-to-tax temporary differences related to net capital loss carryforwards and utilization of net capital gain/(loss) carryforwards from prior years.

The following table reconciles net increase in net assets resulting from operations to taxable income for the tax years ended December 31, 2019, 2018 and 2017:

($ in thousands)	December 31, 2019	December 31, 2018	December 31, 2017
Net increase/(decrease) in net assets resulting from operations	$(18,879)	$(1,573)	$6,227
Net change in unrealized (gain)/loss on investments	2,476	15,274	(14,388)
Net capital loss carryforward	17,346	287	25,256
Permanent book-to-tax differences	—	—	24
Temporary book-to-tax differences	11,957	18	189
Taxable income before deductions for distribution	$12,900	$14,006	$17,308

As of December 31, 2019 and 2018 the accumulated earnings/(deficit) on a tax basis is:

($ in thousands)	December 31, 2019	December 31, 2018
Undistributed ordinary income	$(209)	$1,121
Accumulated capital losses	(93,663)	(65,108)
Unrealized losses on investments	(30,734)	(16,185)
Total accumulated deficit	$(124,606)	$(80,172)

The tax character of all distributions paid for the years ended December 31, 2019 and 2018 were classified as ordinary income.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019

7. Income Taxes – (continued)

As of December 31, 2019 and 2018, the components of accumulated losses on a tax basis, as detailed below, differ from the amounts reflected per our consolidated statement of assets and liabilities by temporary book-to-tax differences arising from book-to-tax differences related to the treatment of deferred financing costs and book-to-tax differences on taxable income inclusions of investment income earned on certain securities that was accrued for tax but not for U.S. GAAP.

($ in thousands)	December 31, 2019	December 31, 2018
Other temporary differences	$(12,016)	$57
Unrealized loss from investments (GAAP)	(18,718)	(16,242)
Total components of unrealized losses on investments (tax basis)	$(30,734)	$(16,185)

As of December 31, 2019, the federal income tax basis of investments was $437.6 million, and the aggregate gross unrealized gains and gross unrealized losses were $4.5 million and $35.2 million, respectively which resulted in a net unrealized loss of $30.7 million for the year ended December 31, 2019. As of December 31, 2018, the federal income tax basis of investments was $470.2 million, and the aggregate gross unrealized gains and gross unrealized losses were $4.3 million and $20.5 million, respectively which resulted in a net unrealized loss of $16.2 million for the year ended December 31, 2018.

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

We have concluded that it was not necessary to record a liability for any such tax positions as of December 31, 2019 and 2018. However, our conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including ongoing analyses of, and changes to, tax laws, regulations and interpretations thereof.

Our activities for the taxable years ending December 31, 2019, 2018 and 2017 remain subject to examination by U.S. federal, state, and local tax authorities. No interest expense or penalties have been assessed as of December 31, 2019 and 2018.

If we were required to recognize interest and penalties, if any, related to unrecognized tax benefit this would be recognized as income tax expense in the consolidated statement of operations.

We had net long term capital loss carryforwards of $16.3 million, $0.3 million and $25.3 million as of December 31, 2019, 2018 and 2017, respectively.

8. Earnings per share

The following table sets forth the computation of the net increase in net assets per share resulting from operations, pursuant to FASB ASC Topic 260, Earnings per Share, for the years ended December 31, 2019, 2018 and 2017:

	Year Ended
($ in thousands, except per share data)	December 31, 2019	December 31, 2018	December 31, 2017
Net (decrease)/increase in net assets resulting from operations	$(18,879)	$(1,573)	$6,227
Basic weighted average common shares outstanding	16,049,352	16,049,352	16,049,352
Basic (loss)/earnings per share	$(1.17)	$(0.10)	$0.39

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019

9. Stockholders’ Equity

Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table reflects the cash distributions declared on common stock for the fiscal years ended December 31, 2019 and 2018.

Record Dates ($ in thousands except per share data)	Date Declared	Payment Date	Distribution Declared	Distribution Declared per Share
Year Ended December 31, 2019
December 6, 2019	October 30, 2019	December 20, 2019	$2,407	$0.15
September 6, 2019	July 30, 2019	September 20, 2019	3,691	0.23
June 7, 2019	April 30, 2019	June 21, 2019	3,691	0.23
March 22, 2019	March 5, 2019	March 29, 2019	3,691	0.23
			$13,480	$0.84

Record Dates ($ in thousands except per share data)	Date Declared	Payment Date	Distribution Declared	Distribution Declared per Share
Year Ended December 31, 2018
December 7, 2018	October 30, 2018	December 21, 2018	$3,691	$0.23
September 7, 2018	July 31, 2018	September 21, 2018	4,494	0.28
June 8, 2018	May 1, 2018	June 22, 2018	4,494	0.28
March 23, 2018	February 28, 2018	March 29, 2018	4,494	0.28
			$17,173	$1.07

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

Dividend Reinvestment Plan

The Company adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if the Board declares a cash dividend or other distribution, then our stockholders who have not ‘opted out’ of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, which may be newly issued shares or shares acquired by American Stock Transfer & Trust Company, LLC (“AST”), the transfer and dividend paying agent and registrar to GARS, through open-market purchases, rather than receiving the cash distribution. As of December 31, 2019 and 2018, no new shares were issued pursuant to the dividend reinvestment plan.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019

10. Commitments and Contingencies

The Company had outstanding commitments to fund investments totaling $2.1 million and $7.6 million under various undrawn revolvers and other credit facilities as of December 31, 2019 and 2018, respectively.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019

11. Transactions with Non-control/Affiliate Investments – (continued)

The following tables show the Control/Affiliate and Non-Control/Affiliate activity for the year ended December 31, 2019:

	Year Ended December 31, 2019
Portfolio Company ($ in thousands)	Fair value as of December 31, 2018	Purchases (cost)	Sales (cost)	Transfer in/ (out) (cost)	Net unrealized losses	Fair value as of December 31, 2019	Net realized losses	Interest and fee income	Dividend income
Control/affiliate investments
GIG Co Holdings LLC (fka Confluence Outdoors, LLC)	$—	$11,209	$—	$—	$—	$—	$(11,209)	$—	$—
Total control/affiliate investments	$—	$11,209	$—	$—	$—	$—	$(11,209)	$—	$—

	Year Ended December 31, 2019
Portfolio Company ($ in thousands)	Fair value as of December 31, 2018	Purchases (cost)	Sales (cost)	Transfer in/ (out) (cost)	Net unrealized losses	Fair value as of December 31, 2019	Net realized losses	Interest and fee income	Dividend income
Non-control/affiliate investments
Cochon – MWS Holdings LLC (fka Rooster Energy Ltd.)	$1,630	$—	$(52)	$—	$(106)	$1,472	$—	$—	$—
Total non-control/affiliate investments	$1,630	$—	$(52)	$—	$(106)	$1,472	$—	$—	$—

The following table shows the Non-Control/Affiliate activity for the year ended December 31, 2018.  There was no Control/Affiliate activity for the year ended December 31, 2018:

	Year Ended December 31, 2018
Portfolio Company ($ in thousands)	Fair value as of December 31, 2017	Purchases (cost)	Sales (cost)	Transfer in/ (out) (cost)	Net unrealized losses	Fair value as of December 31, 2018	Net realized losses	Interest and fee income	Dividend income(1)
Non-control/affiliate investments
Cochon – MWS Holdings LLC (fka Rooster Energy Ltd.)	$—	$4,112	$(396)	$—	$(2,086)	$1,630	$—	$—	$98
Total non-control/affiliate investments	$—	$4,112	$(396)	$—	$(2,086)	$1,630	$—	$—	$98

(1)	Dividend income is recorded and classified as other income and included in investment income on the consolidated statement of operations.

12. Subsequent Events

There have been no events since December 31, 2019 that require recognition or disclosure in the consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019

13. Selected Quarterly Financial Data (Unaudited)

($ in thousands, except per share amounts)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total investment income	$9,073	$9,713	$10,704	$10,229
Total expenses	6,587	6,290	7,230	6,982
Net investment income	2,486	3,423	3,474	3,247
Net realized and unrealized loss on investments	(8,211)	(19,889)	(2,081)	(837)
Net loss on extinguishment of debt	(491)	—	—	—
Net (decrease)/increase in net assets resulting from operations	(6,216)	(16,466)	1,393	2,410

Net investment income per share	0.16	0.21	0.22	0.20
Net realized and unrealized loss on investments per share	(0.51)	(1.24)	(0.13)	(0.05)
Net loss on extinguishment of debt per share	(0.03)	—	—	—
Basic (loss)/earnings per share	(0.38)	(1.03)	0.09	0.15
Dividends and distributions declared per common share	0.15	0.23	0.23	0.23
Net asset value per share	8.51	9.04	10.30	10.44

($ in thousands, except per share amounts)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total investment income	$9,561	$9,312	$9,688	$10,221
Total expenses	6,401	5,578	5,304	5,307
Net investment income	3,160	3,734	4,384	4,914
Net realized and unrealized loss on investments	(8,873)	(2,245)	(1,540)	(2,889)
Net loss on extinguishment of debt	(2,218)	—	—	—
Net (decrease)/increase in net assets resulting from operations	(7,931)	1,489	2,844	2,025

Net investment income per share	0.20	0.23	0.27	0.31
Net realized and unrealized loss on investments per share	(0.56)	(0.14)	(0.09)	(0.18)
Net loss on extinguishment of debt per share	(0.14)	—	—	—
Basic (loss)/earnings per share	(0.50)	0.09	0.18	0.13
Dividends and distributions declared per common share	0.23	0.28	0.28	0.28
Net asset value per share	10.52	11.25	11.44	11.54

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2019 (the end of the period covered by this report), management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that, at the end of such period, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the our periodic reports.

(b) Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting Firm and RSM US LLP’s Report of Independent Registered Public Accounting Firm are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(c) Changes in Internal Controls Over Financial Reporting

Management has not identified any change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

N/A

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

4.2*	Description of Securities

10.1

Sixth Amended and Restated Investment Advisory Agreement, dated as of May 6, 2019, by and between the Registrant and Garrison Capital Advisers LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on 8-K (File No. 814-00878), filed on May 7, 2019).

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
10.9

Collateral Management Agreement dated as of September 29, 2016, by and between Garrison Funding 2016-2 Ltd. and the Registrant (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on October 3, 2016).

10.10

First Amendment to Collateral Management Agreement, dated as of October 18, 2018, by and between Garrison Funding 2018-2 Ltd. and the Registrant (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on October 23, 2018).

10.11

Sub-Collateral Management Agreement dated as of September 29, 2016, by and between the Registrant and Garrison Capital Advisers LLC (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on October 3, 2016).

14.1

Joint Code of Ethics of the Registrant and Garrison Capital Advisors LLC (Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K (File No. 814-00878), filed on March 5, 2019).

14.2	Code of Conduct of the Registrant (Incorporated by reference to Exhibit 14.2 to the Registrant’s Annual Report on Form 10-K (File No. 814-00878), filed on March 5, 2019).

21.1*	List of Subsidiaries

24	Power of attorney (included on the signature page hereto)

31.1*	Certifications by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: March 16, 2020

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

Signature	Title	Date

/s/ Joseph Tansey	Chief Executive Officer and Chairman of the Board of Directors	March 16, 2020
Joseph Tansey	(Principal Executive Officer)

/s/ Daniel Hahn	Chief Financial Officer and Treasurer	March 16, 2020
Daniel Hahn	(Principal Financial and Accounting Officer)

/s/ Brian Chase	Chief Operating Officer and Director	March 16, 2020
Brian Chase

/s/ Cecil Martin	Director	March 16, 2020
Cecil Martin

/s/ Joseph Morea	Director	March 16, 2020
Joseph Morea

/s/ Matthew Westwood	Director	March 16, 2020
Matthew Westwood