Form 10-Q
period 2020-03-31
Garrison Capital Inc.
filed 2020-05-11
CIK 1509892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of May 8, 2020 the Registrant had 16,049,352 shares of common stock, $0.001 par value, outstanding.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Financial Condition

($ in thousands, except share and per share amounts)

Part I. Financial Information

Item 1. Financial Statements

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Cash	$2,227	$1,251
Restricted cash	29,628	39,056
Due from counterparties	143	1,413
Investments, at fair value
Non-control/non-affiliate investments (amortized cost of $402,669 and $433,940, respectively)	365,471	417,401
Non-control/affiliate investments (amortized cost of $3,663 and $3,663, respectively)	629	1,472
Accrued interest receivable	2,514	2,887
Other assets	1,370	969
Total assets	$401,982	$464,449

Liabilities
Due to counterparties	$84	$9,413
Debt (Note 4)	292,480	313,750
Management fee payable (Note 5)	1,300	1,516
Administrator fee payable (Note 5)	149	—
Accrued interest payable	1,191	1,734
Accrued expenses and other payables	1,034	1,483
Total liabilities	$296,238	$327,896

Commitments and contingencies (Note 9)

Net assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 16,758,779 shares issued and 16,049,352 shares outstanding as of both March 31, 2020 and December 31, 2019	$17	$17
Paid-in-capital in excess of par	249,124	249,124
Total distributable earnings/(loss)	(143,397)	(112,588)
Total net assets	105,744	136,553
Total liabilities and net assets	$401,982	$464,449

Shares of common stock outstanding	16,049,352	16,049,352
Net asset value per share	$6.59	$8.51

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

March 31, 2020 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Equity Investments
Aerospace and Defense
New Constellis Borrower LLC, Common Stock	N/A	N/A	N/A	N/A	30,342	$1,035	$—	—%
						1,035	—	—
Building Products
Valterra Products Holdings, LLC, Class A LLC Units	N/A	N/A	N/A	N/A	185,847	186	1,125	1.06
Valterra Products Holdings, LLC, Class B LLC Units	N/A	N/A	N/A	N/A	20,650	21	125	0.12
						207	1,250	1.18

Commercial Services and Supplies
Faraday Holdings, LLC, LLC Units	N/A	N/A	N/A	N/A	2,752	140	550	0.52
						140	550	0.52

Diversified Financial Services
Prosper Marketplace Inc., Series B Preferred Stock⁽¹⁾⁽²⁾	N/A	N/A	N/A	N/A	912,865	551	320	0.30
						551	320	0.30

Diversified Telecommunication Services
Fusion Connect, Inc., Common Stock*	N/A	N/A	N/A	N/A	121,871	2,602	2,602	2.46
						2,602	2,602	2.46

Healthcare Equipment and Services
Juniper TGX Investment Partners, LLC, LLC Units	N/A	N/A	N/A	N/A	3,146	671	2,244	2.12
						671	2,244	2.12

Household Products and Durables
Oneida Group Inc., Common Stock	N/A	N/A	N/A	N/A	1,085,565	4,160	795	0.75
						4,160	795	0.75

Internet Software and Services
Emtec Global Services Holdings, LLC, Preferred Stock**	N/A	N/A	N/A	N/A	319,357	—	—	—
						—	—	—

Total Equity Investments						$9,366	$7,761	7.33%

Debt Investments
Aerospace and Defense
McNally Industries, LLC, Delayed Draw Term Loan**	1.61%	5.75%	7.36%	8/9/2024	50	$49	$49	0.05%
McNally Industries, LLC, Revolver**	1.61%	5.75%	7.36%	8/9/2024	44	44	43	0.04
McNally Industries, LLC, Term Loan**	1.61%	5.75%	7.36%	8/9/2024	6,848	6,759	6,752	6.39
New Constellis Borrower LLC, Term Loan*⁽⁵⁾	1.00%	11.00%	12.00%	3/27/2025	481	481	1	—
Novetta Solutions, Term Loan*	1.00%	5.00%	6.00%	10/17/2022	1,959	1,931	1,874	1.77
Peraton Corp. (fka MHVC Acquisition Corp.), Initial Term Loan (First Lien)*	1.62%	5.25%	6.87%	4/29/2024	1,312	1,309	1,214	1.15
						10,573	9,933	9.35

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

March 31, 2020 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Debt Investments (continued)
Air Freight and Logistics
Gruden Acquisition, Inc., Term Loan (First Lien)*	1.45%	5.50%	6.95%	8/18/2022	2,433	$2,419	$2,355	2.23%
Kane is Able, Inc., Term Loan*	1.50%	7.00%	8.50%	3/13/2024	6,504	6,394	6,341	6.00
						8,813	8,696	8.23
Auto Components
Challenge Mfg. Company, LLC, Term Loan B*	1.00%	8.50%	9.50%	4/20/2022	7,352	7,314	7,205	6.81
GC EOS Buyer, Inc., Initial Term Loan (First Lien)*	0.99%	4.50%	5.49%	8/1/2025	3,448	3,441	3,148	2.98
Holley Purchaser, Inc., Term Loan*	1.78%	5.00%	6.78%	10/24/2025	6,537	6,455	5,686	5.38
Shipston Equity Holdings, LLC, Term Loan*⁽⁴⁾	1.91%	9.39%	11.30%	9/28/2023	5,847	5,806	5,555	5.25
Winter Park Intermediate, Inc., Initial Term Loan (First Lien)*	1.04%	4.75%	5.79%	4/4/2025	2,618	2,596	2,417	2.29
						25,612	24,011	22.71

Building Products
CPG International LLC (fka CPG International Inc.), New Term Loan*	2.18%	3.75%	5.93%	5/5/2024	1,277	1,261	1,221	1.15
Global Integrated Flooring Systems Inc. (Camino Systems, Inc.), Term Loan**	1.79%	8.25%	10.04%	2/15/2023	6,638	6,562	5,974	5.65
Janus International Group, LLC, Tranche B-2 Term Loan*	1.07%	4.50%	5.57%	2/12/2025	2,210	2,183	2,072	1.96
						10,006	9,267	8.76

Chemicals
Ascensus Specialties LLC, Term Loan (First Lien)*	1.58%	4.75%	6.33%	9/24/2026	1,717	1,709	1,579	1.49
Q Holding Company (fka Lexington Precision Corporation), Term B Loan (2019)*	1.45%	5.00%	6.45%	12/29/2023	2,397	2,387	2,232	2.11
						4,096	3,811	3.60

Commercial Services and Supplies
Allied Universal Holdco LLC (f/k/a USAGM Holdco, LLC), Initial Term Loan*	0.99%	4.25%	5.24%	7/10/2026	1,288	1,281	1,207	1.14
DMT Solutions Global Corporation, Initial Term Loan*	1.20%	6.00%	7.20%	7/2/2024	6,655	6,514	6,034	5.71
Interior Logic Group, Initial Term Loan*	0.99%	4.00%	4.99%	5/30/2025	6,429	6,405	5,979	5.65
Staples, Inc., 2019 Refinancing New Term B-1 Loan*	1.52%	5.00%	6.52%	4/16/2026	2,978	2,952	2,684	2.54
USS Ultimate Holdings, Inc., Initial Term Loan (First Lien)*	1.92%	3.75%	5.67%	8/25/2024	1,284	1,272	1,196	1.13
VIP Cinema Holdings, Inc., Roll-Up Loan*⁽⁵⁾	1.01%	8.00%	9.01%	5/18/2020	592	592	118	0.11
VIP Cinema Holdings, Inc., DIP Loan*	1.00%	8.00%	9.00%	5/18/2020	326	308	293	0.28
						19,324	17,511	16.56

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

March 31, 2020 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Debt Investments (continued)
Construction and Engineering
Brand Energy & Infrastructure Services, Inc., Term Loan*	1.83%	4.25%	6.08%	6/21/2024	1,973	$1,915	$1,829	1.73%
GeoStabilization International, Term Loan*	0.99%	5.25%	6.24%	12/19/2025	3,315	3,288	3,130	2.96
QualTek USA, LLC, Tranche B Term Loan*	1.78%	6.25%	8.03%	7/18/2025	5,773	5,687	5,284	5.00
						10,890	10,243	9.69

Containers and Packaging
Ball Metalpack Finco LLC, Term Loan*	1.61%	4.50%	6.11%	7/31/2025	542	540	435	0.41
Klockner Pentaplast of America, Inc., Term Loan*⁽¹⁾	1.00%	4.25%	5.25%	6/30/2022	4,571	4,485	3,828	3.62
						5,025	4,263	4.03
Diversified Financial Services
Acrisure, LLC, 2017-2 Refinancing Term Loan (First Lien)*	1.71%	3.50%	5.21%	2/16/2027	1,481	1,471	1,379	1.30
AIS Holdco, LLC, Term Loan*	1.78%	5.00%	6.78%	8/15/2025	2,613	2,603	2,325	2.20
AqGen Ascensus, Inc. (fka JCF Ascensus Holdings, Inc.), Replacement Term Loan (First Lien)*	1.07%	4.00%	5.07%	12/5/2022	428	426	409	0.39
PlanMember Financial Corporation, Term Loan*⁽¹⁾	3.00%	5.00%	8.00%	6/21/2024	1,076	1,067	1,066	1.01
						5,567	5,179	4.90

Diversified Telecommunication Services
Fusion Connect, Inc., 1/20 Take Back Second Out*⁽³⁾	2.00%	8.00%	3.00% Cash 7.00% PIK	6/30/2025	2,812	2,812	1,561	1.48
KORE Wireless Group Inc., Term B Loan*	1.45%	5.50%	6.95%	12/20/2024	8,157	8,093	7,460	7.06
Onvoy, LLC, Term Loan*	1.00%	4.50%	5.50%	2/12/2024	2,946	2,940	2,472	2.34
U.S. Telepacific Corp., Term Loan B*	1.07%	6.00%	7.07%	5/2/2023	7,190	7,155	6,523	6.17
						21,000	18,016	17.05

Electrical Equipment
Energy Acquisition LP, Initial Term Loan (First Lien)*	0.99%	4.25%	5.24%	6/26/2025	4,925	4,910	4,261	4.03
Luminii LLC, Revolver*	1.91%	6.25%	8.16%	4/11/2023	515	515	507	0.48
Luminii LLC, Term Loan**	1.91%	6.25%	8.16%	4/11/2023	7,189	7,154	7,098	6.71
Verifone Systems, Inc., Term Loan*	1.69%	4.00%	5.69%	8/20/2025	1,975	1,975	1,776	1.68
						14,554	13,642	12.90

Energy Equipment and Services
BJ Services, LLC, Term Loan*	1.91%	7.00%	8.91%	1/3/2023	6,446	6,401	6,395	6.05
NGS US FinCo, LLC, Term Loan*	1.00%	4.25%	5.25%	10/1/2025	2,681	2,671	2,551	2.41
						9,072	8,946	8.46

Food Products
Mother's Market & Kitchen, Inc, Term Loan*⁽⁴⁾	1.46%	5.50%	6.96%	7/26/2023	7,095	7,025	6,882	6.51
Quirch Foods Holdings, LLC, Initial Term Loan*	0.94%	6.00%	6.94%	12/19/2025	4,521	4,484	4,196	3.97
						11,509	11,078	10.48

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

March 31, 2020 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Debt Investments (continued)
Healthcare Equipment and Services
AC Merger Sub, Inc. (Analogic), Revolver*	1.00%	5.25%	6.25%	6/22/2023	17	$17	$17	0.02%
AC Merger Sub, Inc. (Analogic), Term Loan*	1.00%	5.25%	6.25%	6/24/2024	3,583	3,560	3,493	3.30
ActivStyle, Inc., Term Loan**	1.94%	7.50%	9.44%	7/9/2020	9,661	9,652	9,661	9.14
AG Parent Holdings, LLC, Initial Term Loan (First Lien)*	1.45%	5.00%	6.45%	7/31/2026	1,339	1,327	1,260	1.19
Azalea TopCo, Inc., Initial Term Loan (First Lien)*	0.99%	3.50%	4.49%	7/24/2026	1,284	1,265	1,213	1.15
Community Care Health Network, LLC, Term Loan*	0.99%	4.75%	5.74%	2/18/2025	1,375	1,373	1,247	1.18
LifeScan Global Corp., Term Loan*	2.06%	6.00%	8.06%	10/1/2024	3,431	3,337	3,004	2.84
Maxor Acquisition, Inc., Revolver*	3.25%	4.50%	7.75%	11/22/2022	292	292	287	0.27
Maxor Acquisition, Inc., Term Loan*	1.45%	5.50%	6.95%	11/22/2023	8,832	8,778	8,655	8.19
SSC (Lux) Limited Sarl (Surgical Specialties), Term Loan*⁽¹⁾	1.07%	5.00%	6.07%	5/6/2025	4,374	4,337	4,137	3.91
Theragenics Corporation, Term Loan**	1.62%	8.00%	9.62%	5/31/2024	8,550	8,523	8,507	8.05
						42,461	41,481	39.24

Hotels, Restaurants and Leisure
Bravo Brio Restaurant Group, Inc., Term Loan*⁽⁴⁾⁽⁵⁾	1.61%	6.00%	7.61%	5/24/2023	8,302	8,224	117	0.11
CircusTrix Holdings, LLC, Term Loan B*	1.50%	5.50%	7.00%	12/16/2021	5,925	5,898	5,451	5.16
						14,122	5,568	5.27

Household Products and Durables
Brown Jordan International Inc., Term Loan*	1.00%	5.00%	6.00%	1/31/2023	5,684	5,663	5,190	4.91
CR Brands, Inc., Term Loan⁽³⁾	1.59%	11.25% PIK	12.84% PIK	4/30/2020	7,021	7,021	6,460	6.11
NBG Acquisition Inc., Term Loan*	1.45%	5.50%	6.95%	4/26/2024	5,602	5,554	3,481	3.29
						18,238	15,131	14.31

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

March 31, 2020 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Debt Investments (continued)
Internet Software and Services
BMC Software Finance, Inc., Initial Term Loan*	0.99%	4.25%	5.24%	10/2/2025	2,963	$2,943	$2,712	2.56%
ConvergeOne Holdings, Inc., Initial Term Loan (First Lien)*	0.99%	5.00%	5.99%	1/4/2026	2,185	2,111	1,882	1.78
Corel Corporation (Corel Inc.), Initial Term Loan (First Lien)*⁽¹⁾	1.61%	5.00%	6.61%	7/2/2026	3,066	2,929	2,829	2.68
DCert Buyer, Inc., Initial Term Loan (First Lien)*	0.99%	4.00%	4.99%	10/16/2026	1,291	1,269	1,178	1.11
ECi Macola/MAX Holding, LLC, Initial Term Loan*	1.45%	4.25%	5.70%	9/27/2024	1,839	1,832	1,732	1.64
Emtec Global Services Holdings, LLC, Term Loan A**	1.61%	8.50%	10.11%	8/31/2021	2,395	2,395	2,371	2.24
Emtec Global Services Holdings, LLC, Term Loan B**⁽³⁾⁽⁵⁾	N/A	10.25%	10.25% PIK	8/31/2021	1,607	1,476	1,487	1.41
Exela Intermediate LLC, 2018 Term Loan (First Lien)*⁽¹⁾	1.89%	6.50%	8.39%	7/12/2023	5,567	5,514	3,062	2.90
HDC/HW Intermediate Holdings, LLC, Revolver*	1.46%	7.50%	8.96%	12/21/2023	670	660	636	0.60
HDC/HW Intermediate Holdings, LLC, Term Loan*	1.46%	7.50%	8.96%	12/21/2023	6,622	6,523	6,291	5.95
Hyland Software, Inc., 2018 Refinancing Term Loan (First Lien)*	0.99%	3.25%	4.24%	7/1/2024	1,243	1,240	1,165	1.10
Intermedia Holdings, Inc., New Term Loan (First Lien)*	0.99%	6.00%	6.99%	7/21/2025	2,716	2,699	2,538	2.40
Ivanti Software, Inc. (fka LANDesk Group, Inc.), Term Loan (First Lien)*	1.00%	4.25%	5.25%	1/20/2024	3,653	3,637	3,435	3.25
Newscycle Solutions, Inc., Delayed Draw Term Loan*	1.58%	7.00%	8.58%	12/29/2022	750	750	728	0.69
Newscycle Solutions, Inc., Revolver*	1.45%	7.00%	8.45%	12/29/2022	685	678	665	0.63
Newscycle Solutions, Inc., Term Loan*	1.45%	7.00%	8.45%	12/29/2022	8,094	8,005	7,851	7.42
Orbit Purchaser LLC (Orion), Delayed Draw Term Loan*	1.46%	4.50%	5.96%	10/21/2024	751	745	736	0.70
Orbit Purchaser LLC (Orion), Incremental Term Loan*	1.46%	4.50%	5.96%	10/21/2024	1,552	1,539	1,521	1.44
Orbit Purchaser LLC (Orion), Term Loan*	1.46%	4.50%	5.96%	10/21/2024	2,568	2,548	2,516	2.38
Perforce Software, Inc., Term Loan (First Lien)*	0.49%	4.25%	4.74%	7/1/2026	2,666	2,654	2,421	2.29
Quest Software US Holdings Inc., Term Loan*	1.78%	4.25%	6.03%	5/16/2025	2,249	2,235	2,055	1.94
RA Outdoors LLC (Active Network), Term Loan*	1.07%	4.75%	5.82%	9/11/2024	7,299	7,251	7,080	6.70
Travelport Finance (Luxembourg) S.Ã r.l., Term Loan*⁽¹⁾	1.07%	5.00%	6.07%	5/29/2026	2,635	2,590	1,866	1.76
Vero Parent, Inc. (fka Syncsort Incorporated), Initial Term Loan (First Lien)*	1.61%	6.25%	7.86%	8/16/2024	4,817	4,768	4,393	4.15
						68,991	63,150	59.72

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

March 31, 2020 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Debt Investments (continued)
Leisure Products
Bass Pro Group, LLC, Initial Term Loan*	1.07%	5.00%	6.07%	9/25/2024	7,084	$7,053	$6,268	5.93%
Playpower, Inc., Initial Term Loan*	1.45%	5.50%	6.95%	5/8/2026	5,249	5,204	4,759	4.50
						12,257	11,027	10.43

Media
Project Sunshine IV Pty Ltd, 2017 Incremental Term Loan*⁽¹⁾	1.00%	7.00%	8.00%	8/22/2022	923	916	898	0.85
						916	898	0.85

Metals and Mining
Alchemy US Holdco 1, LLC (Kymera), Initial Term Loan*	0.75%	5.50%	6.25%	10/10/2025	2,136	2,111	1,988	1.88
						2,111	1,988	1.88

Pharmaceuticals
Akorn, Inc., Loan*⁽¹⁾⁽³⁾	1.63%	13.75% Cash + 0.75% PIK	15.38% Cash + 0.75% PIK	4/16/2021	2,025	2,011	1,620	1.53
RiteDose Holdings I, Inc., Term Loan*	1.91%	6.50%	8.41%	9/13/2023	7,876	7,808	7,601	7.19
						9,819	9,221	8.72

Professional Services
Cure Borrower, LLC (fka Signify Health, LLC) (fka Chloe Ox Parent, LLC), Initial Term Loan*	1.45%	4.50%	5.95%	12/23/2024	1,852	1,839	1,754	1.66
Guidehouse LLP, Initial Term Loan (First Lien)*	0.99%	4.50%	5.49%	5/1/2025	1,284	1,272	1,189	1.12
Institutional Shareholder Services Inc., Initial Term Loan (First Lien)*	1.07%	4.50%	5.57%	3/5/2026	4,806	4,765	4,482	4.24
						7,876	7,425	7.02

Retail
Sundance Holdings Group, LLC, Term Loan*⁽⁴⁾	1.20%	6.93%	8.13%	5/1/2024	6,717	6,667	6,549	6.19
						6,667	6,549	6.19

Semiconductors and Semiconductor Equipment
Ultra Clean Holdings, Inc., Term B Loan*⁽¹⁾	0.99%	4.50%	5.49%	8/27/2025	2,310	2,283	2,141	2.02
						2,283	2,141	2.02

Technology Hardware, Storage and Peripherals
Electronics For Imaging, Inc., Initial Term Loan (First Lien)*	1.45%	5.00%	6.45%	7/23/2026	2,198	2,100	1,877	1.78
Elo Touch Solutions, Inc., Term B Loan (First Lien)*	0.92%	6.50%	7.42%	12/15/2025	2,861	2,745	2,618	2.48
						4,845	4,495	4.26

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

March 31, 2020 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Debt Investments (continued)
Textiles, Apparel and Luxury Goods
Centric Brands Inc., Term Loan*⁽¹⁾⁽⁴⁾	1.78%	6.00%	7.78%	10/30/2023	7,579	$7,496	$7,200	6.81%
Champ Acquisition Corp., Initial Term Loan (First Lien)*⁽⁴⁾	1.07%	5.50%	6.57%	12/19/2025	3,051	2,976	2,835	2.68
Keeco Holdings, LLC, Term Loan*	0.99%	7.75%	8.74%	3/15/2024	5,674	5,618	5,334	5.04
Triangle Home Fashions, LLC, Term Loan**⁽⁴⁾	1.00%	7.39%	8.39%	3/9/2023	10,500	10,392	10,448	9.88
						26,482	25,817	24.41

Trading Companies and Distributors
Cook & Boardman Group, LLC, The, Initial Term Loan*	1.92%	5.75%	7.67%	10/17/2025	3,658	3,629	3,322	3.14
LJ Ruby Holdings, LLC, Initial Term Loan (First Lien)*⁽¹⁾	1.45%	5.00%	6.45%	8/26/2026	3,063	3,007	2,737	2.59
						6,636	6,059	5.73

Transportation Services
Airxcel, Inc., Term Loan*	0.99%	4.50%	5.49%	4/28/2025	983	981	906	0.86
PS Holdco, LLC, Term Loan*	1.00%	4.75%	5.75%	3/13/2025	7,390	7,365	6,514	6.16
Sirva Worldwide, Term Loan*	1.44%	5.50%	6.94%	8/4/2025	5,270	5,220	4,774	4.51
						13,566	12,194	11.53

Total Debt Investments						$393,311	$357,740	338.30%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

March 31, 2020 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Unfunded Commitments
Aerospace and Defense
McNally Industries, LLC, Revolver**	N/A	0.50%	0.50%	8/9/2024	6	$—	$—	—%
						—	—	—

Building Products
Global Integrated Flooring Systems Inc. (Camino Systems, Inc.), Revolver	N/A	0.75%	0.75%	2/15/2023	43	—	—	—
						—	—	—

Healthcare Equipment and Services
AC Merger Sub, Inc. (Analogic), Revolver*⁽⁶⁾	N/A	0.50%	0.50%	6/22/2023	185	—	(5)	—
Maxor Acquisition, Inc., Revolver*⁽⁶⁾	N/A	0.50%	0.50%	11/22/2022	293	(3)	(6)	(0.01)
						(3)	(11)	(0.01)

Pharmaceuticals
RiteDose Holdings I, Inc., Revolver*⁽⁶⁾	N/A	0.50%	0.50%	9/13/2023	537	(5)	(19)	(0.02)
						(5)	(19)	(0.02)

Total Unfunded Commitments						$(8)	$(30)	(0.03)%

Total Non-Control/Non-Affiliate Investments						$402,669	$365,471	345.60%

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Affiliate Investments
Common Equity
Oil, Gas and Consumable Fuels
Cochon – MWS Holdings LLC (fka Rooster Energy Ltd.), LLC Units	N/A	N/A	N/A	N/A	99	$3,663	$629	0.59%
						3,663	629	0.59

Total Common Equity						$3,663	$629	0.59%

Total Non-Control/Affiliate Investments						$3,663	$629	0.59%

Total Investments						$406,332	$366,100	346.19%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

March 31, 2020 (unaudited)

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

(1)

Not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”).  Under the 1940 Act, Garrison Capital Inc. (the “Company”) may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2020, 92.1% of the Company’s assets were qualifying assets.

(2)

Held through Garrison Capital Equity Holdings II LLC and net of non-controlling member’s interest of 17.5% pursuant to the Amended and Restated Limited Liability Company Agreement of Garrison Capital Equity Holdings II LLC.

(3)	Interest is payable in cash, and/or payment-in-kind (“PIK”), or a combination thereof.
(4)

Investment is structured as a unitranche loan in which the Company holds the last out component. As a result, in addition to the interest earned on the stated base rate and spread of this investment, the Company may receive additional interest during the three months ended March 31, 2020 due to an arrangement between the Company and certain other lenders to the portfolio company. The additional interest received during the quarter has been annualized and included in the spread disclosed for this investment.

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

All debt investments were income producing as of March 31, 2020, unless otherwise noted. Common and preferred equity investments are non income-producing unless otherwise noted.

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
(4)

Investment is structured as a unitranche loan in which the Company holds the last out component. As a result, in addition to the interest earned on the stated base rate and spread of this investment, the Company may receive additional interest for the year ended December 31, 2019 due to an arrangement between the Company and certain other lenders to the portfolio company. The additional interest received during the quarter has been annualized and included in the spread disclosed for this investment.

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

All debt investments were income producing as of December 31, 2019, unless otherwise noted. Common and preferred equity investments are non income-producing unless otherwise noted.

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

($ in thousands, except share and per share amounts)

	Three Months Ended
	March 31, 2020	March 31, 2019
Investment income
From non-control/non-affiliate investments
Interest income	$7,665	$9,726
Payment-in-kind	273	239
Other income	100	264
Total investment income	8,038	10,229

Expenses
Interest expense	3,004	3,727
Management fee	1,300	1,623
Incentive fee	—	289
Professional fees	149	398
Directors' fees	83	82
Administrator expenses	744	371
Other expenses	358	492
Total expenses	5,638	6,982
Net investment income	2,400	3,247

Realized and unrealized losses
Net realized loss on investments
Non-control/non-affiliate investments	(8,754)	(7,133)
Non-control/affiliate investments	—	—
Net change in unrealized (loss)/gain on investments
Non-control/non-affiliate investments	(20,663)	6,416
Non-control/affiliate investments	(843)	(120)
Net realized and unrealized loss on investments	(30,260)	(837)
Loss on extinguishment of debt	(542)	—
Net realized and unrealized losses	(30,802)	(837)

Net (decrease)/increase in net assets resulting from operations	$(28,402)	$2,410

Net investment income per common share	$0.15	$0.20
Net (decrease)/increase in net assets resulting from operations per common share	$(1.77)	$0.15
Basic weighted average common shares outstanding	16,049,352	16,049,352

Dividends and distributions declared per common share	$0.15	$0.23

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

($ in thousands, except share and per share amounts)

	Three Months Ended
	March 31, 2020	March 31, 2019

(Decrease)/increase in net assets from operations:
Net investment income	$2,400	$3,247
Net realized loss on investments	(8,754)	(7,133)
Net change in unrealized (loss)/gain on investments	(21,506)	6,296
Net loss on extinguishment of debt	(542)	—
Net (decrease)/increase in net assets resulting from operations	(28,402)	2,410

Dividends and distributions to stockholders:
From net investment income	(2,407)	(3,691)
Total dividends and distributions to stockholders	(2,407)	(3,691)

Total decrease in net assets	(30,809)	(1,281)
Net assets at beginning of period	136,553	168,912
Net assets at end of period	$105,744	$167,631
Net asset value per share	$6.59	$10.44
Shares of common stock outstanding at end of period	16,049,352	16,049,352

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

($ in thousands, except share and per share amounts)

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities
Net (decrease)/increase in net assets resulting from operations	$(28,402)	$2,410
Adjustments to reconcile net (decrease)/increase in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net accretion of discounts on investments	(282)	(305)
Payment-in-kind	(273)	(239)
Amortization of deferred debt issuance costs and discounts on notes payable	101	122
Net realized loss on investments	8,754	7,133
Loss on extinguishment of debt	542	—
Net change in unrealized loss/(gain) on investments	21,506	(6,296)
Purchases of investments	(1,340)	(57,170)
Paydowns of investments	20,380	20,292
Sales of investments	4,014	9,699
Changes in operating assets and liabilities:
Decrease/(increase) in due from counterparties	1,270	(74)
Decrease/(increase) in accrued interest receivable	373	(476)
Increase in other assets	(405)	(84)
Decrease in due to counterparties	(9,330)	(19,157)
(Decrease)/increase in payables to affiliates	(67)	1,921
Decrease in accrued interest payable	(542)	(1,471)
(Decrease)/increase in accrued expenses and other payables	(449)	47
Net cash provided by/(used in) operating activities	15,850	(43,648)

Cash flows from financing activities
Distributions paid to stockholders	(2,407)	(3,691)
Repayments of short-term borrowings	(2,015)	—
Net proceeds from senior secured revolving note	—	32,500
Repayments of Garrison SBIC borrowings	(19,880)	—
Net cash (used in)/provided by financing activities	(24,302)	28,809

Net decrease in cash and restricted cash	(8,452)	(14,839)
Cash and restricted cash at beginning of period	40,307	45,722
Cash and restricted cash at end of period	$31,855	$30,883

Supplemental disclosure of cash flow information
Cash paid for interest expense	$3,987	$5,076
Non-cash restructuring of portfolio investments	$7,523	$—

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

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

Our investment objective is to generate current income and capital appreciation by assembling a broad portfolio of loans and debt securities in U.S. based companies. The companies to which we typically extend credit to are moderately leveraged and have been rated below investment grade by national rating agencies. For companies that have not been rated, we believe that they would typically receive a rating below investment grade. In addition, our investments typically range in maturity from one to seven years. However, we may make investments in securities with any maturity or duration. We invest opportunistically in loans and debt securities that we believe have attractive risk adjusted returns. We also, to a lesser extent, may make select minority equity investments (usually in conjunction with a concurrent debt investment) in non-investment grade companies. Keefe, Bruyette & Woods, Inc. remains engaged as our board of directors’ (the “Board”) financial advisor and investment banker as the Board continues its review of a variety of strategic alternatives that we believe will enhance value for our stockholders.  Pending completion of our review of strategic alternatives, we may limit our investment activities and may hold any prepayments or repayments of principal on our investments in cash rather than redeploying in new investment opportunities.

The Company’s business and affairs are managed and controlled by the Company’s Board. The majority of the members of the Board are independent of the Company and its affiliates. Our investment activities and day-to-day operations are managed by Garrison Capital Advisers, LLC (the “Investment Adviser”), and Garrison Capital Administrator, LLC (the “GARS Administrator”) provides the Company with certain administrative services necessary to conduct our day-to-day operations. We are organized as a holding company and conduct our business primarily through our various subsidiaries.

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

March 31, 2020

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

As a result, as of March 31, 2020 GARS has consolidated the results of Garrison Funding 2018-2 Ltd. (“GF 2018-2”), Garrison Funding 2018-2 LLC, Garrison Capital SBIC LP (“Garrison SBIC”), Garrison Capital PL Holdings LLC, GIG Rooster Holdings I LLC and a series of limited liability companies that GARS created primarily to provide specific tax treatment for the equity and other investments held in these limited liability companies.

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

Cash and Cash Equivalents

As of March 31, 2020 and December 31, 2019, cash held in designated bank accounts with Deutsche Bank Trust Company Americas (the “Custodian”) was $2.1 million and $1.2 million, respectively. Cash held in designated bank accounts with other major financial institutions was $0.1 million and $0.1 million as of March 31, 2020 and December 31, 2019, respectively. At times, these balances may exceed federally insured limits and this potentially subjects the Company to a concentration of credit risk. The Company believes it is not exposed to any significant credit risk associated with the Custodian.

The Company defines cash equivalents as highly liquid financial instruments with original maturities of three months or less, including those held in overnight sweep bank deposit accounts. As of both March 31, 2020 and December 31, 2019, the Company held no cash equivalents.

Cash and Cash Equivalents, Restricted

Restricted cash as of March 31, 2020 and December 31, 2019 included cash of $29.6 million and $39.1 million, respectively, held by GF 2018-2 and Garrison SBIC in designated bank accounts with the Custodian. Our CLO (as defined in Note 4) is required to use a portion of its cash to pay interest expense, reduce borrowings at the end of the investment period and to pay other amounts in accordance with the terms of the indenture governing our CLO. Cash held with Garrison SBIC is typically restricted to funding eligible small business investment company (“SBIC”) investments and the payment of the principal and interest expense of the U.S. Small Business Administration (“SBA”) debentures.  As a result, funds held by GF 2018-2 and Garrison SBIC are not available for general use by the Company.

As of both March 31, 2020 and December 31, 2019, the Company held no restricted cash equivalents.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

2. Significant Accounting Policies and Recent Updates – (continued)

Revenue Recognition

In general, we generate revenue on our investments that primarily consists of interest income, fee income, dividend income and gains and losses.

Interest income: Interest income is comprised of cash interest, PIK interest, original issue discounts or premiums as well as any loan origination, facility and commitment fees. Cash and PIK interest income is accrued based on the outstanding principal amount and interest terms outlined in the respective contractual agreement that governs that investment. The Company records interest income if it expects that it ultimately will be able to collect such income. Loan origination fees and any original issue or purchase discounts or premiums received by the Company are initially capitalized and deferred and reduce or increase the cost basis of the investment. They are subsequently accreted into interest income over the stated term of the loan.

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

March 31, 2020

2. Significant Accounting Policies and Recent Updates – (continued)

Non-accrual loans: The Company records interest income, fee income and dividends based on the contractual interest terms of its investments if it expects that it will ultimately be able to collect it. Generally, when management believes that the issuer of the loan will not be able to service the loan, the Investment Adviser will place the loan on non-accrual status and the Company will cease recognizing interest income on that loan. However, the Company remains contractually entitled to this interest. The Company may restore an investment to accrual status when past due principal and interest payments are made or if the interest income is otherwise deemed to be collectible by the Investment Adviser.  The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2020, the Company had four investments on non-accrual status. As of December 31, 2019, the Company had two investments on non-accrual status.

Investments, at Fair Value

The Company records its investment transactions on a trade date basis, which is the date when management has determined that all material legal terms have been contractually defined for the transactions. These transactions generally settle on a subsequent date which may depend on the type of transaction. Any amounts related to purchase, sale and principal paydowns that have traded but not settled are reflected as either a due to or due from counterparty on our consolidated statement of financial condition. All related revenue and expenses attributable to these transactions are reflected on the consolidated statement of operations commencing on the trade date unless otherwise specified by the transaction documents.

Fair Value Measurements

The Company values its investments in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC Topic 820’s definition of fair value focuses on exit price of an orderly transaction in the principal, or most advantageous, market between willing participants with reasonable knowledge of the relevant facts customary of such transactions.  ASC Topic 820 also prioritizes the use of market-based inputs over entity-specific inputs when measuring fair value.

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

Our investments generally include debt investments (both funded and unfunded, “Senior Secured Investments”) and equity investments (both preferred and common, “Equity Investments”). The Company’s portfolio is primarily comprised of relatively illiquid investments that are privately held. Inputs into the determination of fair value of the Company’s portfolio investments require significant management judgment or estimation. This means that the Company’s portfolio valuations are based on unobservable inputs and the Investment Adviser’s own assumptions about how market participants would price the asset or liability in question. Valuations of privately held investments are inherently uncertain and they may fluctuate over short periods of time and may be based on estimates. The determination of fair value of the Company’s investments may differ materially from the values that would have been used if a ready market for these investments existed.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

2. Significant Accounting Policies and Recent Updates – (continued)

Fair Value Measurements (continued)

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

March 31, 2020

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

March 31, 2020

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies and eliminates certain disclosure requirements for fair value measurements. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period, with early adoption permitted. We adopted ASU 2018-13 on January 1, 2020, and it did not have a material impact on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. The Company is currently evaluating the adoption of ASU 2020-04 but does not expect the standard to have a material impact on our consolidated financial statements and disclosures.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

3. Investments

As of March 31, 2020, we held 119 investments across 100 portfolio companies with a fair value of $366.1 million.  As of December 31, 2019, we held 123 investments across 105 portfolio companies with a fair value of $418.9 million.

The composition of the Company’s portfolio by industry at fair value as of March 31, 2020 and December 31, 2019 was as follows:

	Fair Value of Investments
Industry ($ in thousands)	As of March 31, 2020		As of December 31, 2019
Internet Software and Services	$63,150	17.2%	$74,093	17.5%
Healthcare Equipment and Services	43,714	12.0	49,776	11.9
Textiles, Apparel and Luxury Goods	25,817	7.1	26,757	6.4
Auto Components	24,011	6.6	25,329	6.0
Diversified Telecommunication Services	20,618	5.6	23,692	5.7
Commercial Services and Supplies	18,061	4.9	21,662	5.2
Household Products and Durables	15,926	4.5	20,020	4.8
Electrical Equipment	13,642	3.7	13,652	3.3
Transportation Services	12,194	3.3	13,169	3.1
Food Products	11,078	3.0	12,628	3.0
Leisure Products	11,027	3.0	12,272	2.9
Building Products	10,517	2.9	10,845	2.6
Construction and Engineering	10,243	2.8	10,936	2.6
Aerospace and Defense	9,933	2.7	11,906	2.8
Pharmaceuticals	9,202	2.5	9,759	2.3
Energy Equipment and Services	8,946	2.4	9,159	2.2
Air Freight and Logistics	8,696	2.4	8,822	2.1
Professional Services	7,425	2.0	7,842	1.9
Retail	6,549	1.8	6,661	1.6
Trading Companies and Distributors	6,059	1.7	6,462	1.5
Hotels, Restaurants and Leisure	5,568	1.5	10,873	2.6
Diversified Financial Services	5,499	1.5	6,134	1.5
Technology Hardware, Storage and Peripherals	4,495	1.2	4,893	1.2
Containers and Packaging	4,263	1.2	4,592	1.1
Chemicals	3,811	1.0	4,936	1.2
Semiconductors and Semiconductor Equipment	2,141	0.6	2,321	0.6
Metals and Mining	1,988	0.5	2,108	0.5
Media	898	0.2	1,173	0.3
Oil, Gas and Consumable Fuels	629	0.2	1,472	0.4
Machinery	-	-	4,929	1.2
	$366,100	100.0%	$418,873	100.0%

Refer to the consolidated schedules of investments for a detailed disaggregation of the Company’s investments by industry.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

3. Investments – (continued)

The following tables summarize the valuation of the Company’s investments measured at fair value based on the fair value hierarchy, as detailed in Note 2, as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Investments(1)	$—	$—	$357,710	$357,710
Equity Investments(2)	—	—	8,390	8,390
	$—	$—	$366,100	$366,100

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

The net change in unrealized (loss)/gain attributable to the Company’s Level 3 assets for the three months ended March 31, 2020 and 2019 included in the net change in unrealized (loss)/gain on investments in the Company’s consolidated statements of operations was $21.5 million and $6.3 million, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

3. Investments – (continued)

The following table presents the change in investments measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	Senior Secured	Equity
($ in thousands)	Investments	Investments⁽¹⁾	Total
Fair value, beginning of period	$410,530	$8,342	$418,872
Total net realized and unrealized (loss)/gain on investments(2)	(26,672)	(3,588)	(30,260)
Total net accretion of discounts on investments	282	—	282
Purchases/issuances(3)	5,499	3,636	9,135
Paydowns(3)	(27,915)	—	(27,915)
Sales	(4,014)	—	(4,014)
Fair value, end of period	$357,710	$8,390	$366,100

(1)	Includes preferred and common equity investments.
(2)

Net change in unrealized loss on investments attributable to our Level 3 assets still held at March 31, 2020 totaled $21.5 million, consisting of the following: Senior Secured Investments of $17.9 million and Equity Investments of $3.6 million.

(3)	Includes non-cash restructurings of portfolio investments of $7.5 million for the three months ended March 31, 2020.

The following table presents the change in investments measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
	Senior Secured	Equity	Financial
($ in thousands)	Investments	Investments⁽¹⁾	Assets	Total
Fair value, beginning of period	$445,393	$8,352	$232	$453,977
Total net realized and unrealized (loss)/gain on investments(2)	(943)	97	9	(837)
Total net accretion of discounts on investments	305	—	—	305
Purchases/issuances(3)	57,409	—	—	57,409
Paydowns(3)	(20,051)	—	(241)	(20,292)
Sales	(9,699)	—	—	(9,699)
Fair value, end of period	$472,414	$8,449	$—	$480,863

(1)	Includes preferred and common equity investments.
(2)

Net change in unrealized loss on investments attributable to our Level 3 assets still held at March 31, 2019 totaled $0.7 million, consisting of the following: Senior Secured Investments of $0.8 million, offset by unrealized gains on Equity Investments of $0.1 million.

(3)	There were no non-cash restructurings of portfolio investments during the three months ended March 31, 2019.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

3. Investments – (continued)

The following table summarizes the significant unobservable inputs that were used in determining fair value of the majority of its investments categorized within Level 3 as of March 31, 2020. This table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs relevant to the determination of fair value.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of	Valuation	Unobservable	Range				Weighted
($ in thousands)	March 31, 2020	Technique	Input	Low		High		Average⁽¹⁾
Senior Secured Investments	$357,710	Comparable yield approach	Discount rate⁽²⁾	5.5%		40.5%		9.8%
		Market comparable companies	Comparable multiple⁽³⁾	2.0	x	19.2	x	8.2	x

Equity Investments⁽⁴⁾	8,390	Market comparable companies	Comparable multiple⁽³⁾	5.0	x	10.0	x	6.8	x
			Origination fees multiple⁽³⁾	1.7	x	1.7	x	1.7	x
		Discounted cash flows	Recovery rate	0.0%		16.9%		16.9%

Total	$366,100

(1)	Unobservable inputs were weighted based on the fair value of the investments included in the range.
(2)

Discount rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

(3)	Expected multiple that a market participant would apply to that company’s EBITDA, revenue or other collateral that secures the investment.
(4)	Includes preferred and common equity.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

3. Investments – (continued)

The following table summarizes the significant unobservable inputs that were used in determining fair value of the majority of its investments categorized within Level 3 as of December 31, 2019.  This table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs relevant to the determination of fair value

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of	Valuation	Unobservable	Range				Weighted
($ in thousands)	December 31, 2019	Technique	Input	Low		High		Average⁽¹⁾
Senior Secured Investments	$410,530	Comparable yield approach	Discount rate⁽²⁾	5.2%		31.3%		8.8%
		Market comparable companies	Comparable multiple⁽³⁾	2.0	x	18.6	x	7.5	x

Equity Investments⁽⁴⁾	8,343	Market comparable companies	Comparable multiple⁽³⁾	6.5	x	10.8	x	10.4	x
			Origination fees multiple⁽³⁾	3.5	x	3.5	x	3.5	x
		Discounted cash flows	Recovery rate	0.0%		40.1%		40.1%

Total	$418,873

(1)	Unobservable inputs were weighted based on the par value of the investments included in the range.
(2)

Discount rate is calculated based on the fair value of the investments and interest expected to be received using the current rate of interest at the balance sheet date to maturity, excluding the effects of future scheduled principal amortizations.

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

The terms of our debt investments may include provisions that require us to extend additional credit or provide funding to a borrower for any unfunded portion of such debt investments at the request of the borrower. This exposes us to potential future liabilities that are not reflected on the consolidated statements of financial condition. As of March 31, 2020 and December 31, 2019, the Company had $1.1 million and $2.1 million of unfunded commitments, respectively. As of March 31, 2020 and December 31, 2019, the fair value of the unfunded commitments was $0.1 and $0.1 million, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

4. Financing

The table below provides details, including maturity dates, the weighted average interest rates and the weighted average effective interest rates, inclusive of the effects of deferred debt issuance costs, of the Company’s outstanding debt as of March 31, 2020:

March 31, 2020 ($ in thousands)	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate	Effective Interest Rate	Rating(1)	Stated Maturity(2)
2018-2 CLO Secured Notes:
Class A-1R-R Notes	$—	$—	LIBOR + 1.58%(3)	3.37%	AAA(sf)	11/20/2029
Class A-1T-R Notes	193,566	195,400	LIBOR + 1.58%	3.39%	AAA(sf)	11/20/2029
Class A-2-R Notes	54,654	55,100	LIBOR + 2.45%	4.25%	AA (sf)	11/20/2029
Class B-R Notes	17,934	18,250	LIBOR + 3.17%	4.98%	A (sf)	11/20/2029
Subtotals / weighted averages	266,154	268,750	3.56%	3.67%		11/20/2029
Garrison SBIC Borrowings:
SBIC 2020-10 A	4,064	4,200	2.43%(4)	2.80%	N/A	3/1/2030
SBIC 2018-10 A	6,222	6,400	3.53%(4)	3.95%	N/A	3/1/2028
SBIC 2017-10 A	1,952	2,000	3.19%(4)	3.59%	N/A	3/1/2027
SBIC 2016-10 B	3,243	3,320	2.79%(4)	3.19%	N/A	9/1/2026
SBIC 2016-10 A	10,845	11,080	3.25%(4)	3.65%	N/A	3/1/2026
Subtotals / weighted averages	26,326	27,000	3.13%	3.53%		5/25/2027

Totals / weighted averages	$292,480	$295,750	3.52%	3.66%		9/4/2029

(1)

Represents ratings from each of S&P and DBRS for the Class A-1R-R Notes and the Class A-1T-R Notes and from S&P for the Class A-2-R Notes and Class B-R Notes as of the closing of our $420.0 million collateralized loan obligation (the “CLO”) within GF 2018-2 on October 18, 2018.

(2)

The indenture governing our CLO permits the repricing or refinancing of the secured notes after November 20, 2020, which may result in the actual maturity of the outstanding notes occurring prior to their stated maturity.

(3)	Interest may be indexed to either the CP Rate (as defined in the governing indenture) or 3 month USD LIBOR.
(4)	Represents the stated interest rate and annual charge of our debentures guaranteed by the U.S. Small Business Administration (the “SBA”).

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

4. Financing – (continued)

The table below provides details of our outstanding debt as of December 31, 2019:

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

(1)

Represents ratings from each of S&P and DBRS for the Class A-1R-R Notes and the Class A-1T-R Notes and from S&P for the Class A-2-R Notes and Class B-R Notes as of the closing of our CLO on October 18, 2018.

(2)

The indenture governing our CLO permits the repricing or refinancing of the secured notes after November 20, 2020, which may result in the actual maturity of the outstanding notes occurring prior to their stated maturity.

(3)	Interest may be indexed to either the CP Rate (as defined in the governing indenture) or 3 month USD LIBOR.
(4)	Represents the stated interest rate and annual charge of our debentures guaranteed by the SBA.
(5)

These interim financings bear an interest rate of three month LIBOR +0.65% which is comprised of a weighted average annual charge of 0.35% and a spread of 0.30%. These interim financings had a maturity date of March 25, 2020, upon which they were pooled into ten year SBA-guaranteed debentures.

In accordance with the 1940 Act, with certain limited exceptions, prior to August 15, 2018 the Company was allowed to borrow up to amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing excluding the SBA-guaranteed debentures of Garrison SBIC per the Company’s exemptive relief from the Securities and Exchange Commission (the “SEC”). Because the Company’s stockholders approved the modified asset coverage requirements in section 61(a)(2) of the 1940 Act, effective August 15, 2018, the asset coverage requirements applicable to the Company under the 1940 Act was reduced to 150%. As of March 31, 2020 and December 31, 2019, the Company’s asset coverage for borrowed amounts was 139.3% and 150.4%, respectively.  As of March 31, 2020, the Company was not in compliance with its 150% asset coverage requirement and as a result, is unable to make additional borrowings under the Class A-1R-R Notes or the short-term borrowing facility (as defined below) until its asset coverage is at least 150%.  As of December 31, 2019, the Company’s total leverage capacity was capped at $1.2 million as a result of the asset coverage ratio limitations.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

4. Financing – (continued)

Collateralized Loan Obligation Financings

On October 18, 2018, the Company completed a secured financing arrangement in the form of a $420.0 million CLO facility. The CLO was executed by GF 2018-2 (the “Issuer”) and Garrison Funding 2018-2 LLC (together with the Issuer, the “Co-Issuers”) who issued $312.0 million of senior secured notes (collectively referred to as the “2018-2 Secured Notes” and individually defined above in the table) and $108.0 million of subordinated notes (the “2018-2 Subordinated Notes” and, together with the 2018-2 Secured Notes, the “2018-2 Notes”) backed by a diversified portfolio of primarily senior secured loans. As part of the CLO transaction, GARS retained all $108.0 million of the 2018-2 Subordinated Notes and $18.3 million of the Class B-R Notes and agreed to serve as collateral manager for the Co-Issuers. GARS is entitled to receive interest from the Class B-R Notes, distributions from the 2018-2 Subordinated Notes and fees for serving as collateral manager in accordance with the CLO’s governing documents and to the extent funds are available for such purposes. However, as a result of retaining all of the 2018-2 Subordinated Notes, the Company consolidates the accounts of the Co-Issuers into its financial statements and all transactions between GARS and the Co-Issuers are eliminated on consolidation. However, as a result of this consolidation, the portion of the 2018-2 Secured Notes that were issued under the CLO and not retained by GARS is treated as the Company’s indebtedness. The net proceeds of the CLO were utilized, along with cash on hand, to refinance notes issued under the Company’s prior collateralized loan obligation facility. The 2018-2 Notes are scheduled to mature on November 20, 2029, however the Co-Issuers may redeem the 2018-2 Notes on any business day after November 20, 2020. The indenture governing the 2018-2 Notes provides that, to the extent cash is available from cash collections, the holders of the 2018-2 Notes are to receive quarterly interest payments on the 20th day or, if not a business day, the next succeeding business day of February, May, August and November of each year until the stated maturity or earlier redemption. On July 18, 2019, $25.0 million outstanding of the aggregate $50.0 million Class A-1R-R Notes available under the CLO converted to Class A-1T-R Notes. The remaining $25.0 million of Class A-1R-R Notes, to the extent drawn, will convert to term notes on or before November 20, 2022.

The Company had $0 and $1.2 million of available leverage capacity in the Class A-1R-R Notes under the CLO as of March 31, 2020 and December 31, 2019, respectively. The fair value of the 2018-2 Notes approximated their carrying value on the consolidated statements of financial condition as of March 31, 2020 and December 31, 2019.

Collateralized Loan Obligation Financing Covenants

The documents governing the CLO include two coverage tests applicable to the 2018-2 Secured Notes as of March 31, 2020 and December 31, 2019. The first test compares the amount of interest received on the collateral loans held by GF 2018-2 to the amount of interest payable on the 2018-2 Secured Notes in respect of the amounts drawn and certain expenses. To meet this first test, at any time, the aggregate amount of interest received on the collateral loans must equal, after the payment of certain fees and expenses, at least 135.0% of the aggregate amount of interest payable on the Class A-1R-R Notes, the Class A-1T-R Notes and the Class A-2-R Notes (collectively, the “Class A-R Notes”) and 125.0% of the interest payable on the Class A-R Notes and Class B-R Notes, taken together.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

4. Financing – (continued)

Collateralized Loan Obligation Financing Covenants (continued)

The second test compares the aggregate assets that serve as collateral for the 2018-2 Secured Notes, or the Total Capitalization, as defined and calculated in accordance with the indenture, to the aggregate outstanding principal amount of the 2018-2 Secured Notes in respect of the amounts drawn. To meet this second test at any time, the Total Capitalization must equal at least 128.0% of the aggregate outstanding principal amount of the Class A-R Notes, 118.2% of the aggregate principal amount of the Class A-R Notes and Class B-R Notes, taken together.

If the coverage tests are not satisfied with respect to a quarterly payment date, the CLO may be required to apply amounts to the repayment of interest on and principal of the 2018-2 Notes prior to their maturity to the extent necessary to satisfy the applicable coverage tests. As a result, there may be reduced funds available for GF 2018-2 to make additional investments or to make distributions on the 2018-2 Notes held by the Company. Additionally, compliance was measured on each day collateral loans are purchased, originated or sold and in connection with monthly reporting to the note holders.

Furthermore, if under the second coverage test the Total Capitalization equals 125.0% or less of the aggregate outstanding principal amount on the Class A-1R-R and Class A-1T-R Notes, taken together remained so for ten business days, an event of default would be deemed to have occurred. As of March 31, 2020 and December 31, 2019, the trustee for the CLO has asserted that all of the coverage tests were met.

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

As of March 31, 2020, Garrison SBIC had regulatory capital of $30.0 million and total SBIC borrowings outstanding of $27.0 million. The fair value of the SBIC borrowings approximated the carrying value on the consolidated statements of financial condition as of March 31, 2020 and December 31, 2019.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

4. Financing – (continued)

Short-term Borrowing Facility

On June 3, 2019, the Company entered into a master repurchase agreement (the “short-term borrowing facility”) with Natixis Securities Americas LLC (“Natixis”) to provide short-term borrowings which the Company intends to utilize from time-to-time to manage its working capital needs. The Company’s ability to draw down borrowings under the agreement is subject to 1940 Act leverage limitations, customary covenants and events of defaults and is dependent on the Company pledging eligible assets to Natixis as collateral. No commitment fees were paid in connection with execution of the agreement.

As of March 31, 2020, the Company did not have any short-term borrowings outstanding. As of December 31, 2019, the Company had $2.0 million of short-term borrowings outstanding. For the year ended December 31, 2019, the annualized effective interest rate on short-term borrowings was 2.74%. As of March 31, 2020 and December 31, 2019, the Company was in compliance with all of the short-term borrowing facility’s covenants.

Deferred Debt Issuance Costs and Other Fees

As of both March 31, 2020 and December 31, 2019, the Company’s debt issuance costs and original issue discounts were generally incurred as a result of the CLO and the Company’s SBIC borrowings. The CLO costs typically represent structuring and facility fees, rating agency fees and other legal costs incurred. The costs associated with SBIC borrowings consist of a 1.00% fee on the total commitments received, a 2.00% leverage fee, a 0.375% underwriting fee and a 0.05% administrative fee on any SBA borrowings that are drawn.

On February 28, 2020, the Company voluntarily prepaid $19.9 million of its outstanding SBIC borrowings, in accordance with the terms of the SBA-guaranteed debentures that govern the SBIC borrowings, prior to their stated maturity date. This resulted in a $0.5 million loss on extinguishment of debt recognized on the consolidated statement of operations for the three months ended March 31, 2020.

As of March 31, 2020, $3.5 million of deferred debt issuance costs and discounts remained on our consolidated statement of financial condition.  These costs were comprised of $2.8 million related to the CLO and $0.7 million related to the borrowings of Garrison SBIC. As of December 31, 2019, $4.2 million of deferred debt issuance costs and discounts remained on our consolidated statement of financial condition. These costs were comprised of $2.9 million related to the CLO and $1.3 million related to the borrowings of Garrison SBIC.  For the three months ended March 31, 2020, interest expense on our consolidated statement of operations included $0.1 million of amortization related to the debt issuance costs and original issue discounts on our liabilities. For the three months ended March 31, 2019, interest expense on our consolidated statement of operations included $0.1 million of amortization related to the debt issuance costs and original issue discounts on our liabilities.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

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

GARS entered into an investment advisory agreement with the Investment Adviser (as amended and/or restated from time to time, the “Investment Advisory Agreement”), which entitles the Investment Adviser to a management fee and an incentive fee. As of March 31, 2020, the Investment Advisory Agreement had been most recently amended and restated on May 6, 2019.

Management Fee

Under the Investment Advisory Agreement, beginning August 14, 2018, the management fee payable to the Investment Adviser is calculated at an annual rate of 1.50% of the Company's average gross assets, excluding cash or cash equivalents but including assets purchased with borrowed funds, at the end of each of the two most recently completed calendar quarters; provided, however, the management fee is calculated at an annual rate of 1.00% of the average value of the Company’s gross assets, excluding cash or cash equivalents but including assets purchased with borrowed funds, that exceeds the product of (i) 200% and (ii) the Company’s average net assets at the end of each of the two most recently completed calendar quarters.  For the avoidance of doubt, the 200% is calculated in accordance with the 1940 Act and gives effect to the Company’s exemptive relief with respect to its SBIC debentures.

For the three months ended March 31, 2020 and 2019, the Company incurred aggregate management fee expenses of $1.3 million and $1.6 million, respectively. As of March 31, 2020 and December 31, 2019, the management fees in the amounts of $1.3 million and $1.5 million, respectively, were recorded as payable and included in management fee payable on our consolidated statements of financial condition.

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

March 31, 2020

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

The effect of the catch-up provision is that, if the Company earns pre-incentive fee net investment income in any quarter in excess of 2.9167%, the Investment Adviser would receive 20% of such pre-incentive fee net investment income as if the Hurdle Rate did not apply.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

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

In addition, under U.S. GAAP, we are required to accrue capital gains incentive fees, based upon the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital gain and loss on investments held at the end of each period. If such amount is positive at the end of a period, then the Company will record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, no accrual will be recorded for such period. There were no capital gains incentive fees accrued for the three months ended March 31, 2020 and 2019.

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

As of March 31, 2020, we had cumulative net realized and unrealized capital losses in excess of our Pre-Incentive Fee Net Investment Income, resulting in negative Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period. Therefore, the Incentive Fee Cap as of March 31, 2020 was zero due to the Incentive Fee Cap and Deferral Mechanism (and subject to the applicable limitations set forth in the Investment Advisory Agreement). As a result, no incentive fees were recorded during the three months ended March 31, 2020.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

5. Related Party Transactions and Other Agreements – (continued)

Incentive Fee Cap and Deferral Mechanism (continued)

As of March 31, 2020, the Investment Adviser had calculated aggregate income-based incentive fees and payments of $6.1 million and $0.8 million since March 31, 2017, respectively. As of March 31, 2020, due to the Incentive Fee Cap and Deferral Mechanism and the irrevocable waiver of previously earned fees, no income-based incentive fees were recorded as payable on the consolidated statement of financial condition.  Due to the fact that there is no clawback of amounts previously paid to the Investment Adviser in accordance with the Investment Advisory Agreement, the Company has not recorded a receivable for the $0.8 million difference between amounts paid under the Investment Advisory Agreement in prior quarters and the Incentive Fee Cap based on the Company’s Cumulative Pre-Incentive Fee Net Return as of March 31, 2020.

To the extent unrealized capital losses incurred within the Incentive Fee Look-back Period as of March 31, 2020 are reversed or cease to impact the Incentive Fee Cap, such that our cumulative realized capital gains and cumulative unrealized capital appreciation exceed cumulative realized capital losses and cumulative unrealized capital depreciation prior to March 31, 2023, the Investment Adviser may be able to recoup up to $5.3 million of income-based incentive fees, which are currently deferred under the Incentive Fee Cap, this amount is net of $0.3 million of income-based incentive fees which have been irrevocably waived and cannot be recouped.

The following table provides a breakdown of our incentive fees for the three months ended March 31, 2020 and 2019:

	Three Months Ended
Incentive Fees ($ in thousands)	March 31, 2020	March 31, 2019
Income-based incentive fees	$5	$289
Capital gains-based incentive fees	—	—
Incentive fee waiver	—	—
Incentive fees subject to cap & deferral mechanism	(5)	—
Total incentive fees	$—	$289

No incentive fees were recorded as payable on the consolidated statement of financial condition as of March 31, 2020 and December 31, 2019.

Administration Agreement

GARS entered into an administration agreement, which was effective as of October 9, 2012 (the “Administration Agreement”), with GARS Administrator. Under the Administration Agreement, the GARS Administrator provides the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as the GARS Administrator, subject to review by the Board, from time to time determines to be necessary or useful to perform its obligations under the Administration Agreement. The GARS Administrator is responsible for the financial and other records that the Company is required to maintain and prepares reports to stockholders, and reports and other materials filed with the SEC. The GARS Administrator provides on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance. No managerial assistance was provided to any portfolio companies during the three months ended March 31, 2020 and March 31, 2019.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

5. Related Party Transactions and Other Agreements – (continued)

Administration Agreement (continued)

Administrator charges for the three months ended March 31, 2020 were $0.7 million. Administrator charges for three months ended March 31, 2019 were $0.4 million. No charges were waived by the GARS Administrator for the three months ended March 31, 2020 and 2019. As of March 31, 2020, $0.1 million of administration fees were payable to the GARS Administrator. No administration fees were payable to the GARS Administrator as of December 31, 2019.

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

For the three months ended March 31, 2020 and 2019, independent directors earned Directors’ Fees of $0.1 million and $0.1 million, respectively. No Directors’ Fees were payable as of March 31, 2020 and December 31, 2019.

Affiliated Stockholders

During the three months ended March 31, 2020, Garrison Capital Fairchild I Ltd. and Garrison Capital Fairchild II Ltd. distributed to their investors the remaining 722,708 shares of GARS common stock previously held by such entities. As of March 31, 2020, Garrison Capital Adviser Holdings MM LLC owned an aggregate of 67,202, or 0.4%, of the total outstanding shares. As of December 31, 2019, Garrison Capital Fairchild I Ltd., Garrison Capital Fairchild II Ltd. and Garrison Capital Adviser Holdings MM LLC owned an aggregate of 789,910, or 4.9%, of the total outstanding shares of GARS common stock. As of March 31, 2020, the officers and directors of the Company owned an aggregate of approximately 299,500, or 1.9%, of the total outstanding shares of GARS common stock.  As of December 31, 2019, the officers and directors of the Company owned an aggregate of approximately 299,000, or 1.9%, of the total outstanding shares of GARS common stock.

Other Related Party Transactions and Agreements

Garrison Loan Agency Services LLC acts as the administrative and collateral agent for certain loans held by the Company. No fees were paid by the Company to Garrison Loan Agency Services LLC during the three months ended March 31, 2020 and 2019.

The Company may invest alongside other clients of the Investment Adviser and its affiliates in certain circumstances where doing so is consistent with applicable law, SEC staff interpretations and the terms of our exemptive relief.

For certain expenses, the GARS Administrator facilitates payments by GARS to third parties through the Investment Adviser or other affiliate. Other than the amount of expenses paid to third parties and fees payable under the Investment Advisory Agreement, no additional charges or fees are assessed by the GARS Administrator, the Investment Adviser or other affiliates.

GARS entered into a custody agreement with Deutsche Bank Trust Company Americas to act as custodian for GARS. The Custodian is also the trustee of the CLO and is the custodian for Garrison SBIC.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

6. Financial Highlights

The following table represents financial highlights for the Company for the three months ended March 31, 2020 and 2019:

	Three Months Ended
Per share data ($ in thousands, except share and per share amounts)	March 31, 2020	March 31, 2019
Net asset value per common share at beginning of period	$8.51	$10.52
(Decrease)/increase in net assets from operations:
Net investment income	0.15	0.20
Net realized loss on investments	(0.55)	(0.44)
Net unrealized (loss)/gain on investments	(1.34)	0.39
Net loss on extinguishment of debt	(0.03)	—
Net (decrease)/increase in net assets resulting from operations	(1.77)	0.15
Total stockholder distributions from net investment income	(0.15)	(0.23)
Net asset value per common share at end of period	$6.59	$10.44

Per share market value at beginning of period	$5.82	$6.43
Per share market value at end of period	$1.70	$7.18
Total book return(1)	(20.80)%	1.43%
Total market return(2)	(68.09)%	15.24%
Common shares outstanding at beginning of period	16,049,352	16,049,352
Common shares outstanding at end of period	16,049,352	16,049,352
Weighted average common shares outstanding	16,049,352	16,049,352
Net assets at beginning of period	$136,553	$168,912
Net assets at end of period	$105,744	$167,631
Average net assets(3)	$124,050	$169,163
Ratio of net expenses to average net assets	18.18%	16.51%
Ratio of net investment income to average net assets	7.74%	7.67%
Ratio of portfolio turnover to average investments at fair value(4)	0.34%	6.42%
Asset coverage ratio(5)	139.35%	158.97%
Average outstanding debt(6)	$299,362	$334,688
Average debt per common share	$18.65	$20.85

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

7. Earnings per Share

The following table sets forth the computation of the net increase/(decrease) in net assets per share resulting from operations, pursuant to FASB ASC 260, Earnings per Share, for the three months ended March 31, 2020 and 2019:

	Three Months Ended
($ in thousands, except per share data)	March 31, 2020	March 31, 2019
Net (decrease)/increase in net assets resulting from operations	$(28,402)	$2,410
Basic weighted average common shares outstanding	16,049,352	16,049,352
Basic (loss)/earnings per share	$(1.77)	$0.15

8. Stockholders’ Equity

Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table reflects the cash distributions declared on common stock for the three months ended March 31, 2020 and 2019:

Record Dates ($ in thousands except per share data)	Date Declared	Payment Date	Distribution Declared	Distribution Declared per Share
Three Months Ended March 31, 2020
March 20, 2020	March 4, 2020	March 31, 2020	2,407	0.15
			$2,407	$0.15

Record Dates ($ in thousands except per share data)	Date Declared	Payment Date	Distribution Declared	Distribution Declared per Share
Three Months Ended March 31, 2019
March 22, 2019	March 5, 2019	March 29, 2019	3,691	0.23
			$3,691	$0.23

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

Dividend Reinvestment Plan

The Company adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if the Board declares a cash dividend or other distribution, then our stockholders who have not ‘opted out’ of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of our common stock, which may be newly issued shares or shares acquired by American Stock Transfer & Trust Company, LLC (“AST”), the transfer and dividend paying agent and registrar to GARS, through open-market purchases, rather than receiving the cash distribution. As of March 31, 2020 and December 31, 2019, no new shares were issued pursuant to the dividend reinvestment plan.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

9. Commitments and Contingencies

The Company had outstanding commitments to fund investments totaling $1.1 million and $2.1 million under various undrawn revolvers and other credit facilities as of March 31, 2020 and December 31, 2019, respectively.

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

The following table shows the Non-Control/Affiliate activity for the three months ended March 31, 2020. There was no Control/Affiliate activity for three months ended March 31, 2020.

	Three Months Ended March 31, 2020
Portfolio Company ($ in thousands)	Fair value as of December 31, 2019	Purchases (cost)	Sales (cost)	Transfer in/ (out) (cost)	Net unrealized losses	Fair value as of March 31, 2020	Net realized losses	Interest and fee income	Dividend income
Non-control/affiliate investments
Cochon – MWS Holdings LLC (fka Rooster Energy Ltd.)	$1,472	$—	$—	$—	$(843)	$629	$—	$—	$—
Total non-control/affiliate investments	$1,472	$—	$—	$—	$(843)	$629	$—	$—	$—

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2020

10. Transactions with Control/Affiliate and Non-Control/Affiliate Investments – (continued)

The following table shows the Non-Control/Affiliate activity for the three months ended March 31, 2019.  There was no Control/Affiliate activity for the three months ended March 31, 2019.

	Three Months Ended March 31, 2019
Portfolio Company ($ in thousands)	Fair value as of December 31, 2018	Purchases (cost)	Sales (cost)	Transfer in/ (out) (cost)	Net unrealized losses	Fair value as of March 31, 2019	Net realized losses	Interest and fee income	Dividend income
Non-control/affiliate investments
Cochon – MWS Holdings LLC (fka Rooster Energy Ltd.)	$1,630	$—	$—	$—	$(120)	$1,510	$—	$—	$—
Total non-control/affiliate investments	$1,630	$—	$—	$—	$(120)	$1,510	$—	$—	$—

11. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these financial statements. Other than the items discussed below, the Company has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

On April 28, 2020, the Company voluntarily prepaid the remainder of its outstanding SBA-guaranteed debentures in the amount of $27.0 million.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. References to the “Company,” “we”, “us”, “our”, “GARS” and “Garrison Capital” refer to Garrison Capital Inc. and its consolidated subsidiaries.

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

•	our business prospects and the prospects of our current and prospective portfolio companies;

•	the impact of investments that we may make;

•	the impact of increased competition;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our business on the general economy, including general economic trends, and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the relative and absolute performance of Garrison Capital Advisers LLC, or our Investment Adviser, including in identifying suitable investments for us;

•	any future financings and investments;

•	the adequacy of our cash resources and working capital;

•	our ability to make distributions to our stockholders;

•	our ability to complete a strategic transaction on a timely basis, or at all;

•	the effects of applicable legislation and regulations and changes thereto;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies;

•	the impact of future acquisitions and divestitures; and

•	the impact of COVID-19 on the economy and capital markets and on the operations of us and our portfolio companies.

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

Our investment activities are managed by our Investment Adviser. The investment committee of our Investment Adviser is comprised of Joseph Tansey, Brian Chase, Mitch Drucker, Allison Adornato and Daniel Hahn. Our Investment Adviser is responsible for sourcing potential investments, conducting research and diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. Under an investment advisory agreement with the Investment Advisor, or the Investment Advisory Agreement, we pay a management fee and an incentive fee to our Investment Adviser for its services.

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

Review of Strategic Alternatives

Keefe, Bruyette & Woods, Inc. remains engaged as financial advisor and investment banker to our board of directors as our board continues its review of a variety of strategic alternatives that we believe will enhance value for our stockholders. We cannot provide any assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction. Similarly, any strategic decision will involve risks and uncertainties, and we cannot provide any assurance that any strategic alternative, if identified, evaluated and consummated, will provide the anticipated benefits or otherwise enhance stockholder value. The process is ongoing and our board of directors has not set a timetable for completion of the evaluation.

Pending completion of the strategic alternatives review, we may limit our investment activities and may hold any prepayments or repayments of principal on our investments in cash rather than redeploying in new investment opportunities.  Holding a significant portion of our assets in cash would negatively affect our total investment income, which may not exceed our expenses during this period.

COVID-19 Developments

The outbreak of COVID-19 resulted in extreme volatility and uncertainty across nearly every financial market, sector and industry in the month of March 2020.  The response of federal, state and local authorities to COVID-19 was unprecedented, with widespread “stay at home” orders effectively shutting down much of the economy, an interest rate cut by the Federal Reserve and stimulus packages of over $2 trillion.

In connection with the global spread of COVID-19 and the related economic impacts, the Investment Adviser has identified certain portfolio companies as part of its ongoing monitoring of our investment portfolio that the Investment Adviser believes are at increased risk of significant adverse impact and has reached out to the management and sponsors of such companies in order to assess the impact and any proactive steps that could be taken to help mitigate any long-term adverse effects.

Recent Developments

On May 8, 2020, our board of directors, or the Board, declared a distribution in the amount of $2.4 million, or $0.15 a share, which will be paid on June 26, 2020 to stockholders of record as of June 5, 2020.

On April 28, 2020, the Company voluntarily prepaid the remainder of its outstanding SBA-guaranteed debentures in the amount of $27.0 million.

Revenues

In general, we generate revenue in the form of interest earned on the debt investments that we hold and capital gains and distributions, if any, to a lesser extent, on the equity interests or warrants held in portfolio companies. Our debt investments, whether in the form of senior secured, unitranche or mezzanine loans, typically have a term that ranges from three to seven years and may generally bear interest at a fixed or floating rate. Interest is generally payable monthly or quarterly, and in some cases, loans may contain a payment-in-kind, or PIK feature.

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

Consolidated operating results for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended
($ in thousands, except per share data)	March 31, 2020	March 31, 2019	Three Months Variance
Total investment income	$8,038	$10,229	$(2,191)
Total expenses	5,638	6,982	(1,344)
Net investment income	2,400	3,247	(847)
Net realized loss on investments	(8,754)	(7,133)	(1,621)
Net change in unrealized (loss)/gain on investments	(21,506)	6,296	(27,802)
Loss on extinguishment of debt	(542)	—	(542)
Net (decrease)/increase in net assets resulting from operations	(28,402)	2,410	(30,812)

Net investment income per common share	0.15	0.20	(0.05)
Net realized/unrealized loss on investments per share	(1.89)	(0.05)	(1.84)
Loss on extinguishment of debt per share	(0.03)	—	(0.03)
Basic (loss)/earnings per share	(1.77)	0.15	(1.92)
Dividends and distributions declared per common share	0.15	0.23	(0.08)
Net asset value per share	6.59	10.44	(3.85)

Net Investment Income

Net investment income for the three months ended March 31, 2020 and March 31, 2019 was $2.4 million and $3.2 million, respectively. As described below under “Investment Income” and “Expenses”, net investment income decreased by $0.8 million for the three months ended March 31, 2020 from the three months ended March 31, 2019.

Investment Income

Investment income for the three months ended March 31, 2020 and March 31, 2019 was $8.0 million and $10.2 million, respectively. Investment income decreased by $2.2 million for the three months ended March 31, 2020 from the three months ended March 31, 2019. This decrease was primarily driven by lower interest income for the three months ended March 31, 2020 due to a lower average portfolio size combined with a decrease in the weighted average yield driven by a lower London Interbank Offered Rate, or LIBOR.

Expenses

Total expenses for the three months ended March 31, 2020 and March 31, 2019 were $5.6 million and $7.0 million, respectively.

The following table summarizes our expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended		Three
($ in thousands)	March 31, 2020	March 31, 2019	Months Variance
Interest expense	$3,004	$3,727	$(723)
Management fee	1,300	1,623	(323)
Incentive fee	—	289	(289)
Professional fees	149	398	(249)
Directors' fees	83	82	1
Administrator expenses	744	371	373
Other expenses	358	492	(134)
Total expenses	$5,638	$6,982	$(1,344)

Interest expense decreased $0.7 million for the three months ended March 31, 2020, from the three months ended March 31, 2019 due to lower debt balances largely from the prepayment of SBA debentures and a lower LIBOR during the three months ended March 31, 2020.

Management fee decreased by $0.3 million for the three months ended March 31, 2020, from the three months ended March 31, 2019, primarily due to lower average gross assets during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Incentive fee decreased by $0.3 million for the three months ended March 31, 2020, from the three months ended March 31, 2019, as a result of incurring an incentive fee expense for three months ended March 31, 2019 whereas no such expense was incurred for three months ended March 31, 2020 as a result of being subject to the deferral under the fee limitation pursuant to the Investment Advisory Agreement, or the Incentive Fee Cap and Deferral Mechanism.

Professional fees decreased by $0.2 million for the three months ended March 31, 2020, from the three months ended March 31, 2019, primarily due to lower audit related fees.

Administrator fees increased by $0.4 million for the three months ended March 31, 2020, from the three months ended March 31, 2019, primarily due to expenses related to staffing.

Net Realized Loss on Investments

There were net realized losses on investments of $8.8 million and $7.1 million for the three months ended March 31, 2020 and 2019, respectively.

The net realized loss on investments of $8.8 million for the three months ended March 31, 2020 was primarily driven by the restructuring of our investments in Constellis Holdings, LLC, Fusion Connect Inc., and VIP Cinema Holdings, Inc.

The net realized loss on investments for the three months ended March 31, 2019 was primarily comprised of a $6.9 million loss incurred upon the sale of our investment in Profusion Industries, LLC.

Net Change in Unrealized Loss/(Gain) on Investments

For the three months ended March 31, 2020, the net change in unrealized loss on investments was $21.5 million as compared to the net change in unrealized loss on investments of $6.3 million for three months ended March 31, 2019.

The net change in unrealized loss on investments for the three months ended March 31, 2020 of $21.5 million was primarily comprised of $5.2 million of negative credit-related adjustments primarily due to Bravo Brio Restaurant Group, Inc. and GIG Rooster Holdings and a net $18.5 million of negative market-related adjustments across various direct lending and syndicated investments, partially offset by the $2.2 million reversal of a previous recorded unrealized losses in connection with the restructurings on our investments in Constellis Borrower LLC, Fusion Connect, Inc. and VIP Cinema Holdings, Inc.

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

Net (Decrease)/Increase in Net Assets Resulting from Operations

We had a net asset value per common share outstanding as of March 31, 2020 and December 31, 2019 of $6.59 and $8.51, respectively.

Based on basic weighted average shares outstanding of 16,049,352, the net decrease in net assets from operations per share for three months ended March 31, 2020 was $1.77. This decrease was driven by net realized and unrealized losses of $1.89 per share, partially offset by net investment income of $0.15 per share incurred during the three months ended March 31, 2020.

Based on basic weighted average shares outstanding of 16,049,352, the net increase in net assets from operations per share for the three months ended March 31, 2019 was $0.15. This increase was primarily driven by net investment income of $0.20 per share, partially offset by net realized and unrealized losses of $0.05 per share incurred during the three months ended March 31, 2019.

Liquidity and Capital Resources

As a business development company, we distribute substantially all of our taxable net income to our stockholders. We have generated cash from offerings of our debt and equity securities from time to time and have also utilized any repayments of portfolio investments as an ongoing source of cash. In addition, we generate liquidity from our cash flows from operations.

As of March 31, 2020 and December 31, 2019, we had cash of $2.2 million and $1.3 million, respectively. Also, as of March 31, 2020 and December 31, 2019, we had restricted cash of $29.6 million and $39.1 million, respectively.

Our primary uses of liquidity include making investments in portfolio companies, distributing our taxable earnings to the holders of our common stock, servicing interest and principal payments on our various debt financing facilities and paying the fees and other operating expenses we incur as a publicly-traded, externally managed business development company. As of March 31, 2020, we believe that our existing cash and cash equivalents and our ability to sell broadly syndicated investments would be sufficient to fund our anticipated liquidity needs through at least March 31, 2021.  In addition, we may, from time to time, amend or refinance our leverage facilities and borrowings, in order to, among other things, modify covenants or the interest rates payable and extend the reinvestment period or maturity date. However, our ability to access capital is subject to market conditions which may result in either capital not being available, or it may be available but only on unfavorable terms. To the extent we are not able to raise additional capital, or otherwise generate sufficient liquidity or are at or near target leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under the Investment Adviser’s allocation policy.

On March 4, 2020, the Board approved a distribution in the amount of $2.4 million, or $0.15 a share, which was paid on March 31, 2020 to stockholders of record as of March 20, 2020

During the three months ended March 31, 2020, cash and restricted cash decreased by $8.5 million as a result of net cash used in financing activities in the amount of $24.3 million, partially offset by net cash provided by operating activities of $15.9 million.

During the three months ended March 31, 2020, cash provided by operating activities resulted mainly from repayments and sales of investments in the amount of $20.4 million and $4.0 million, respectively, and net realized and unrealized loss on investments in the amount of $30.8 million, offset by purchases of investments in the amount of $1.3 million and a net decrease in the due to/from counterparties and affiliates of $8.1 million. Net cash used in financing activities resulted from net repayments from the borrowings by Garrison SBIC in the amount of $19.9 million, net repayments from the borrowing on our short-term financing facility in the amount of $2.0 million, and cash distributions paid to our stockholders in the amount of $2.4 million.

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

As of March 31, 2020 and December 31, 2019, we had $1.1 million and $2.1 million, respectively, of unfunded commitments. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of March 31, 2020 and December 31, 2019 subject to the terms of each loan’s respective credit agreement.

As of March 31, 2020, we were not in compliance with our 150% asset coverage requirements and as a result were unable to make additional borrowings under the revolver portion of our 2018-2 CLO or our master repurchase agreement, or the short-term borrowing facility, with Natixis Securities Americas LLC, or Natixis. As of December 31, 2019, we had an aggregate of $1.2 million available for additional borrowings under the revolver portion of our 2018-2 CLO and the short-term borrowing facility and $5.2 million of available SBIC leverage. As of March 31, 2020, we retained all of the subordinated notes and $18.3 million of the Class B-R Notes under the 2018-2 CLO, which remained available for us to sell, subject to the asset coverage limitations applicable under the 1940 Act. During the year ended December 31, 2019, we pledged $2.5 million of Class B-R Notes to Natixis under the short-term borrowing facility. As such, as of December 31, 2019, $15.8 million of Class B-R Notes remained available for us to sell, subject to the asset coverage limitations applicable under the 1940 Act.

Under the 1940 Act, we are permitted to incur leverage such that our asset coverage, as defined in the 1940 Act, is at least 150% after giving effect to the incurrence of such leverage.  As of March 31, 2020, our asset coverage was 139.3%.  As a result of our current asset coverage ratio, total assets and levels of term debt, we cannot incur additional leverage until our asset coverage ratio exceeds 150%.

Portfolio Composition and Select Portfolio Information

As of March 31, 2020, we held investments in 100 portfolio companies with a fair value of $366.1 million. As of March 31, 2020, our portfolio had an average investment size of approximately $3.6 million and a weighted average contractual maturity of 48 months.

The following table shows select information of our portfolio as of the end of each fiscal quarter from March 31, 2019 to March 31, 2020:

($ in millions, % based on fair value, unless otherwise noted)*	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Portfolio Summary:
Total portfolio, at fair value	$366.1	$418.9	$459.8	$486.7	$480.9
Total number of portfolio companies	100	105	104	100	99
Total number of investments	119	123	123	119	119
Average size of debt investments	$3.6	$3.8	$4.2	$4.5	$4.6
Weighted average price of debt investments	90.1	94.8	95.1	97.1	97.0

Portfolio Yields:(1)
Weighted average yield on debt investments at amortized cost(2)	7.6%	8.1%	8.5%	8.9%	8.9%
Weighted average yield on debt investments at fair value(2)	9.8%	9.2%	9.2%	9.6%	9.4%
Weighted average yield on total portfolio at amortized cost	7.2%	7.6%	7.6%	8.5%	8.4%
Weighted average yield on total portfolio at fair value	9.1%	8.6%	8.4%	9.3%	9.1%

Portfolio Structure:
First lien senior secured debt investments	97.7%	98.0%	98.1%	96.1%	98.4%
Equity and other investments	2.3%	2.0%	1.9%	3.9%	1.6%
Floating rate debt investments	99.6%	99.7%	100.0%	99.9%	99.8%
Fixed rate debt investments	0.4%	0.3%	0.00%	0.1%	0.2%

Portfolio Sourcing:
Originated(3)	15.5%	14.6%	22.9%	23.1%	24.9%
Club(4)	42.1%	41.4%	39.0%	39.1%	41.3%
Purchased(5)	42.4%	44.0%	38.1%	37.8%	33.8%

Portfolio Credit Quality:
Performing debt investments	99.5%	98.3%	95.1%	99.3%	97.1%
Non-accrual debt investments	0.5%	1.7%	4.9%	0.7%	2.9%
Weighted average debt/EBITDA of our portfolio companies(2)(6)	4.1	x	4.3	x	4.1	x	3.9	x	3.9	x
Weighted average risk rating of our debt investments	2.5	2.4	2.4	2.3	2.4

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

(2)	Calculation excludes unfunded revolvers, debt investments placed on non-accrual and equity investments.
(3)	Originated positions include investments where we have sourced and led the execution of the deal.
(4)	Club positions include debt investments with a total tranche size less than $250.0 million where we provide direct lending to a borrower with a small number of other lenders but do not lead the deal.
(5)	Purchased positions include debt investments with a total tranche size greater than $250.0 million that was sourced from a bank loan syndication or the secondary market.
(6)	Includes first-lien debt investments which were valued by performing a liquidation analysis of the underlying assets which serve as collateral for those loans.

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

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2020 and December 31, 2019, we had $1.1 million and $2.1 million of outstanding commitments to fund such investments, respectively.

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

The following table shows the distribution of our investments on the 1 to 4 investment risk scale at fair value, excluding our interest in equity investments, as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020		As of December 31, 2019
($ in thousands)	Investments at Fair Value	Percentage of Total Debt Investments	Investments at Fair Value	Percentage of Total Debt Investments
Risk Rating 1	$1,964	0.5%	$19,269	4.7%
Risk Rating 2	206,554	57.8	266,263	64.9
Risk Rating 3	137,451	38.4	101,099	24.6
Risk Rating 4	11,741	3.3	23,911	5.8
	$357,710	100.0%	$410,542	100.0%

The weighted average risk rating of the portfolio was 2.5 as of both March 31, 2020 and December 31, 2019, respectively.

 Contractual Obligations

A summary of our significant contractual payment obligations as of March 31, 2020 is as follows:

	Payments Due by Period
($ in thousands)	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
2018-2 CLO	$—	$—	$—	$268,750	$268,750
SBIC Borrowings	—	—	—	27,000	27,000
Total contractual obligations	$—	$—	$—	$295,750	$295,750

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

•

During the three months ended March 31, 2020, Garrison Capital Fairchild I Ltd. and Garrison Capital Fairchild II Ltd. distributed to their investors the remaining 722,708 shares of GARS common stock previously held by such entities.  Garrison Capital Adviser Holdings MM LLC continues to own 67,202 shares of GARS common stock.

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

Interest income: Interest income is comprised of cash interest, PIK interest, original issue discounts or premiums as well as any loan origination, facility and commitment fees.  Cash and PIK interest income is accrued based on the outstanding principal amount and interest terms outlined in the respective contractual agreement that governs that investment. The Company records interest income if it expects that it ultimately will be able to collect such income. Loan origination fees and any original issue or purchase discounts or premiums received by the Company are initially capitalized, deferred and reduce or increase the cost basis of the investment and subsequently accreted into interest income over the stated term of the loan.

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

Non-accrual loans: The Company records interest income, fee income and dividends based on the contractual interest terms of its investments if it expects that it will ultimately be able to collect it. Generally, when management believes that the issuer of the loan will not be able to service the loan, the Investment Adviser will place the loan on non-accrual status and the Company will cease recognizing interest income on that loan. However, the Company remains contractually entitled to this interest.  The Company may restore an investment to accrual status when past due principal and interest payments are made or if the interest income is otherwise deemed to be collectible by the Investment Adviser. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2020, the Company had four investments on non-accrual status. As of December 31, 2019, the Company had two investment on non-accrual status.

Investments, at Fair Value

The Company records its investment transactions on a trade date basis, which is the date when management has determined that all material legal terms have been contractually defined for the transactions. These transactions generally settle on a subsequent date which may depend on the type of transaction. Any amounts related to purchase, sale and principal paydowns that have traded but not settled are reflected as either a due to or due from counterparty on our consolidated statement of financial condition. All related revenue and expenses attributable to these transactions are reflected on the consolidated statements of operations commencing on the trade date unless otherwise specified by the transaction documents.

Fair Value Measurements

The Company values its investments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820. ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. ASC Topic 820’s definition of fair value focuses on an exit price of an orderly transaction in the principal, or most advantageous, market between willing participants with reasonable knowledge of the relevant facts customary of such transactions.  ASC Topic 820 also prioritizes the use of market-based inputs over entity-specific inputs when measuring fair value.

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

Our investments include debt investments (both funded and unfunded) and preferred and minority common equity investments of diversified companies. Our portfolio is primarily comprised of relatively illiquid investments that are privately held. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. This means that our portfolio valuations are based on unobservable inputs and the Investment Adviser’s own assumptions about how market participants would price the asset or liability in question. Valuations of privately held investments are inherently uncertain and they may fluctuate over short periods of time and may be based on estimates. The determination of fair value of the Company’s investments may differ materially from the values that would have been used if a ready market for these investments existed.

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

•

At least once annually, the valuation for each portfolio investment that does not have a readily available quotation is reviewed by an independent valuation firm, subject to the certain exceptions as more fully described below.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the period covered by our financial statements, the majority of the loans in our portfolio had floating interest rates, and we expect that our loans in the future will also have floating interest rates. As of March 31, 2020 and December 31, 2019, 99.6% and 99.7%, respectively, of the outstanding principal amount of our debt investments bore interest at floating rates. These loans usually have floating interest rates based on LIBOR and typically have interest rate re-set provisions that adjust applicable LIBOR under such loans to current market rates on a regular basis. In addition, the 2018-2 CLO has a floating interest rate provision based on a cost of funds that approximates LIBOR and we expect that any other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited consolidated statement of financial condition as of March 31, 2020 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	(Decrease)/increase	(Decrease)/increase	Net (decrease)/increase
Change in interest rates ($ in thousands)	in interest income	in interest expense	in investment income
Down 100 basis points	$(2,037)	$(2,688)	$651
Down 50 basis points	(1,274)	(1,344)	70
Down 25 basis points	(691)	(672)	(19)
Up 25 basis points	941	672	269
Up 50 basis points	1,883	1,344	539
Up 100 basis points	3,847	2,688	1,159

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

Item 1A: Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors set forth below as well as in “Part 1. Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 16, 2020, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results.

As of March 31, 2020, our asset coverage ratio was below 150%.

Under the 1940 Act, we are permitted to incur leverage such that our asset coverage, as defined in the 1940 Act, is at least 150% after giving effect to the incurrence of such leverage.  As of March 31, 2020, our asset coverage was 139.3%.  As a result of our current asset coverage ratio, total assets and levels of term debt, we cannot incur additional leverage until our asset coverage ratio exceeds 150%.  As a result of our current asset coverage, we may be required to sell a portion of our investments in order to fund our ongoing liquidity requirements (including distributions to stockholders) or repay a portion of our indebtedness at a time when such sales may be disadvantageous, which could have a material adverse impact on our business, financial condition and results of operations.  In addition, we cannot assure you that we would be able to sell any such assets on a timely basis, at prices equal to fair market value or at all. Further, we expect our investment activity will be limited while our asset coverage is at or below 150%, which may have a material adverse impact on our business, financial condition and results of operations.

Global economic, political and market conditions caused by the current COVID-19 pandemic have (and in the future could further) adversely affect our business, results of operations and financial condition and those of our portfolio companies.

A novel strain of coronavirus initially appeared in China in late 2019. The rapid spread of the virus and the disease it causes (COVID-19) around the globe has caused many governments, including in the United States, to order the temporary closure of “non-essential” business, to issue “stay at home” orders and to restrict travel.  COVID-19 and the governmental responses have significantly impacted consumer demand, supply chains and operations in many industries, which has contributed to significant market disruption and volatility.  Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market.  These and any other unfavorable economic conditions created by the COVID-19 pandemic and related restrictions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us, which in turn could negatively impact our operating results.   In addition, our success depends in substantial part on the management, skill and acumen of the Investment Adviser, whose operations may be adversely impacted by government restrictions or any health issues of its investment professionals or service providers.

The COVID-19 pandemic, the related government restrictions and the resulting market conditions have resulted in certain of our portfolio companies ceasing or significantly reducing operations and have negatively affected the supply chains and/or consumer demand of certain of our portfolio companies. In addition, middle market companies, like many of our portfolio companies, may experience difficulty obtaining additional financing or refinancing existing debt in current economic conditions.  As a result of the aforementioned factors and others, certain of our portfolio companies may have difficulty meeting their debt service obligations, which may lead to defaults in our portfolio and/or increase requests for amendments or waivers under the documents governing our loans to such companies. Adverse economic conditions may decrease the value of the collateral securing some of our loans and the value of our equity investments. The performance of certain of our portfolio companies has been, and in the future may be, negatively impacted by these economic or other conditions, which has resulted in realized and unrealized losses related to our investment and may result in our receipt of reduced interest income from our portfolio companies, and, in turn, adversely impact our results of operations and the amount available for distribution to our stockholders.

As the potential impact of the coronavirus remains difficult to predict, the extent to which the coronavirus could negatively affect our and our portfolio companies’ operating results or the duration of any potential business or supply-chain disruption is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments regarding the duration and severity of the coronavirus and the actions taken by governments and their citizens to contain the coronavirus or treat its impact, all of which are beyond our control.

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

Garrison Capital Inc.

Dated: May 11, 2020	By	/s/ Joseph Tansey

Joseph Tansey
Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2020	By	/s/ Daniel Hahn

Daniel Hahn
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Dated: May 11, 2020	By	/s/ Brian Chase

Brian Chase
Chief Operating Officer and Director