Form 10-Q
period 2020-06-30
Garrison Capital Inc.
filed 2020-08-10
CIK 1509892

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 814-00878

Garrison Capital Inc.

(Exact name of registrant as specified in its charter)

Delaware	90-0900145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1270 Avenue of the Americas, Suite 804

New York, New York 10020

(Address of principal executive offices)

(Registrant’s telephone number, including area code): (212) 372-9508

1290 Avenue of the Americas, Suite 914

New York, New York 10104

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

As of August 6, 2020 the Registrant had 16,049,352 shares of common stock, $0.001 par value, outstanding.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Financial Condition

($ in thousands, except share and per share amounts)

Part I. Financial Information

Item 1. Financial Statements

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Cash	$8,531	$1,251
Restricted cash	7,955	39,056
Due from counterparties	219	1,413
Investments, at fair value
Non-control/non-affiliate investments (amortized cost of $380,164 and $433,940, respectively)	348,024	417,401
Non-control/affiliate investments (amortized cost of $3,623 and $3,663, respectively)	741	1,472
Accrued interest receivable	2,172	2,887
Other assets	646	969
Total assets	$368,288	$464,449

Liabilities
Due to counterparties	$—	$9,413
Debt (Note 4)	266,211	313,750
Management fee payable (Note 5)	143	1,516
Administrator fee payable (Note 5)	—	—
Accrued interest payable	732	1,734
Accrued expenses and other payables	575	1,483
Total liabilities	$267,661	$327,896

Commitments and contingencies (Note 9)

Net assets
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 16,758,779 shares issued and 16,049,352 shares outstanding as of both June 30, 2020 and December 31, 2019	$17	$17
Paid-in-capital in excess of par	249,124	249,124
Total distributable earnings/(loss)	(148,514)	(112,588)
Total net assets	100,627	136,553
Total liabilities and net assets	$368,288	$464,449

Shares of common stock outstanding	16,049,352	16,049,352
Net asset value per share	$6.27	$8.51

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2020 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Equity Investments
Aerospace and Defense
New Constellis Borrower LLC, Common Stock*	N/A	N/A	N/A	N/A	30,342	$1,035	$—	—%
						1,035	—	—
Building Products
Valterra Products Holdings, LLC, Class A LLC Units	N/A	N/A	N/A	N/A	185,847	186	1,124	1.12
Valterra Products Holdings, LLC, Class B LLC Units	N/A	N/A	N/A	N/A	20,650	21	125	0.12
						207	1,249	1.24

Commercial Services and Supplies
Faraday Holdings, LLC, LLC Units	N/A	N/A	N/A	N/A	2,752	140	628	0.62
						140	628	0.62

Diversified Financial Services
Prosper Marketplace Inc., Series B Preferred Stock⁽¹⁾⁽²⁾	N/A	N/A	N/A	N/A	912,865	551	320	0.32
						551	320	0.32

Diversified Telecommunication Services
Fusion Connect, Inc., Common Stock*	N/A	N/A	N/A	N/A	121,871	2,602	2,147	2.13
						2,602	2,147	2.13

Healthcare Equipment and Services
Juniper TGX Investment Partners, LLC, LLC Units	N/A	N/A	N/A	N/A	3,146	671	1,945	1.93
						671	1,945	1.93

Household Products and Durables
Oneida Group Inc., Common Stock	N/A	N/A	N/A	N/A	1,085,565	4,160	795	0.79
						4,160	795	0.79

Internet Software and Services
Emtec Global Services Holdings, LLC, Preferred Stock	N/A	N/A	N/A	N/A	319,357	—	—	—
						—	—	—

Total Equity Investments						$9,366	$7,084	7.03%

Debt Investments
Aerospace and Defense
McNally Industries, LLC, Term Loan	1.50%	5.75%	7.25%	8/9/2024	6,822	$6,739	$6,754	6.71%
McNally Industries, LLC, Delayed Draw Term Loan	1.50%	5.75%	7.25%	8/9/2024	50	49	49	0.05
McNally Industries, LLC, Revolver	1.50%	5.75%	7.25%	8/9/2024	44	44	43	0.04
New Constellis Borrower LLC, Term Loan*⁽⁵⁾	1.00%	11.00%	12.00%	3/27/2025	481	481	78	0.08
Novetta Solutions LLC, Term Loan*	1.00%	5.00%	6.00%	10/17/2022	1,954	1,929	1,898	1.89
Peraton Corp. (fka MHVC Acquisition Corp.), Initial Term Loan (First Lien)*	1.00%	5.25%	6.25%	4/29/2024	1,309	1,306	1,247	1.24
						10,548	10,069	8.59

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2020 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Debt Investments (continued)
Air Freight and Logistics
Gruden Acquisition, Inc., Term Loan (First Lien)*	1.00%	5.50%	6.50%	8/18/2022	2,427	$2,414	$2,239	2.23%
Kane is Able, Inc., Term Loan*	1.50%	7.00%	8.50%	3/13/2024	6,463	6,358	6,398	6.36
						8,772	8,637	8.59
Auto Components
Challenge Mfg. Company, LLC, Term Loan B*	1.00%	8.50%	9.50%	4/20/2022	7,244	7,211	7,099	7.06
GC EOS Buyer, Inc., Initial Term Loan (First Lien)*	1.08%	4.50%	5.58%	8/1/2025	3,439	3,432	2,925	2.91
Holley Purchaser, Inc., Term Loan*	0.76%	5.00%	5.76%	10/24/2025	6,521	6,442	5,314	5.28
Shipston Equity Holdings, LLC, Term Loan*⁽³⁾⁽⁴⁾	1.44%	10.28%	11.72% PIK	9/28/2023	6,368	6,330	6,050	6.01
Winter Park Intermediate, Inc., Initial Term Loan (First Lien)*	0.71%	4.75%	5.46%	4/4/2025	2,611	2,590	2,354	2.34
						26,005	23,742	23.60

Building Products
CPG International LLC (fka CPG International Inc.), New Term Loan*	1.00%	3.75%	4.75%	5/5/2024	742	726	733	0.73
Global Integrated Flooring Systems Inc. (Camino Systems, Inc.), Term Loan⁽³⁾	1.44%	8.25%	4.84% Cash 4.85% PIK	2/15/2023	6,804	6,734	6,260	6.22
Janus International Group, LLC, Tranche B-2 Term Loan*	1.07%	4.50%	5.57%	2/12/2025	2,205	2,179	2,072	2.06
						9,639	9,065	9.01

Chemicals
Ascensus Specialties LLC, Term Loan (First Lien)*	0.17%	4.75%	4.92%	9/24/2026	1,712	1,705	1,670	1.66
Q Holding Company (fka Lexington Precision Corporation), Term B Loan (2019)*	1.00%	5.00%	6.00%	12/29/2023	2,391	2,381	2,080	2.07
						4,086	3,750	3.73

Commercial Services and Supplies
Allied Universal Holdco LLC (f/k/a USAGM Holdco, LLC), Initial Term Loan*	0.17%	4.25%	4.42%	7/10/2026	1,284	1,278	1,245	1.24
DMT Solutions Global Corporation, Initial Term Loan*	2.20%	6.00%	8.20%	7/2/2024	6,564	6,433	6,088	6.05
Interior Logic Group Inc., Initial Term Loan*	0.17%	4.00%	4.17%	5/30/2025	6,413	6,390	5,787	5.75
Staples, Inc., 2019 Refinancing New Term B-1 Loan*	0.69%	5.00%	5.69%	4/16/2026	2,970	2,946	2,562	2.55
USS Ultimate Holdings, Inc., Initial Term Loan (First Lien)*	1.00%	3.75%	4.75%	8/25/2024	1,281	1,270	1,200	1.19
VIP Cinema Holdings, Inc., Roll-Up Loan*⁽⁵⁾	3.25%	7.00%	10.25%	8/7/2020	593	593	34	0.03
VIP Cinema Holdings, Inc., DIP Loan*	3.25%	7.00%	10.25%	8/7/2020	197	197	176	0.17
						19,107	17,092	16.98

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2020 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Debt Investments (continued)
Construction and Engineering
Brand Energy & Infrastructure Services, Inc., Term Loan*	1.20%	4.25%	5.45%	6/21/2024	1,968	$1,914	$1,796	1.78%
GeoStabilization International LLC, Term Loan*	0.17%	5.25%	5.42%	12/19/2025	3,307	3,281	3,141	3.12
QualTek USA, LLC, Tranche B Term Loan*	1.00%	6.25%	7.25%	7/18/2025	5,735	5,654	5,114	5.08
						10,849	10,051	9.98

Containers and Packaging
Ball Metalpack Finco LLC, Term Loan*	0.36%	4.50%	4.86%	7/31/2025	540	538	494	0.49
Klockner Pentaplast of America, Inc., Term Loan*⁽¹⁾	1.00%	4.25%	5.25%	6/30/2022	4,559	4,483	4,256	4.23
						5,021	4,750	4.72
Diversified Financial Services
Acrisure, LLC, 2017-2 Refinancing Term Loan (First Lien)*	0.18%	3.50%	3.68%	2/16/2027	1,477	1,468	1,392	1.38
AIS Holdco, LLC, Term Loan*	0.76%	5.00%	5.76%	8/15/2025	2,596	2,587	2,207	2.19
PlanMember Financial Corporation, Term Loan*⁽¹⁾	3.00%	5.00%	8.00%	6/21/2024	1,069	1,061	1,059	1.05
						5,116	4,658	4.62

Diversified Telecommunication Services
Fusion Connect, Inc., 1/20 Take Back Second Out*⁽³⁾	2.00%	8.00%	3.00% Cash 7.00% PIK	7/14/2025	2,862	2,862	1,860	1.85
KORE Wireless Group Inc., Term B Loan*	0.31%	5.50%	5.81%	12/20/2024	8,136	8,075	7,485	7.44
Onvoy, LLC, Term Loan*	1.00%	4.50%	5.50%	2/12/2024	2,938	2,933	2,764	2.75
U.S. Telepacific Corp., Term Loan B*	1.07%	5.00%	6.07%	5/2/2023	7,190	7,158	5,636	5.60
						21,028	17,745	17.64

Electrical Equipment
Energy Acquisition LP, Initial Term Loan (First Lien)*	0.17%	4.25%	4.42%	6/26/2025	4,912	4,898	3,832	3.81
Luminii LLC, Revolver*	1.45%	6.25%	7.70%	4/11/2023	515	517	507	0.50
Luminii LLC, Term Loan*	1.45%	6.25%	7.70%	4/11/2023	7,171	7,123	7,071	7.03
Verifone Systems, Inc., Term Loan*	0.38%	4.00%	4.38%	8/20/2025	1,970	1,970	1,636	1.63
						14,508	13,046	12.97

Energy Equipment and Services
BJ Services, LLC, Term Loan*	1.50%	7.00%	8.50%	1/3/2023	6,362	6,322	6,311	6.27
NGS US FinCo, LLC, Term Loan*	1.00%	4.25%	5.25%	10/1/2025	2,670	2,660	2,403	2.39
						8,982	8,714	8.66

Food Products
Mother's Market & Kitchen, Inc, Term Loan*⁽⁴⁾	1.25%	5.50%	6.75%	7/26/2023	7,048	6,983	6,978	6.93
						6,983	6,978	6.93

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2020 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Debt Investments (continued)
Healthcare Equipment and Services
AC Merger Sub, Inc. (Analogic), Term Loan*	1.00%	5.25%	6.25%	6/24/2024	3,574	$3,550	$3,520	3.50%
ActivStyle, Inc., Term Loan*	1.44%	7.50%	8.94%	7/9/2020	9,457	9,456	9,457	9.40
AG Parent Holdings, LLC, Initial Term Loan (First Lien)*	0.18%	5.00%	5.18%	7/31/2026	1,336	1,324	1,310	1.30
Community Care Health Network, LLC, Term Loan*	0.17%	4.75%	4.92%	2/18/2025	1,372	1,369	1,230	1.22
LifeScan Global Corp., Term Loan*	1.75%	6.00%	7.75%	10/1/2024	3,365	3,278	3,020	3.00
Maxor Acquisition, Inc., Revolver*	3.25%	4.50%	7.75%	11/22/2022	292	292	287	0.29
Maxor Acquisition, Inc., Term Loan*	1.00%	5.50%	6.50%	11/22/2023	8,536	8,488	8,365	8.31
SSC (Lux) Limited Sarl (Surgical Specialties), Term Loan*⁽¹⁾	1.07%	5.00%	6.07%	5/6/2025	4,363	4,328	3,840	3.82
Theragenics Corporation, Term Loan*	1.00%	8.00%	9.00%	5/31/2024	8,438	8,422	8,311	8.26
						40,507	39,340	39.10

Hotels, Restaurants and Leisure
CircusTrix Holdings, LLC, Term Loan B*⁽³⁾	1.00%	5.50%	6.50% PIK	12/16/2021	6,068	6,045	4,854	4.82
						6,045	4,854	4.82

Household Products and Durables
Brown Jordan International Inc., Term Loan*	1.00%	5.00%	6.00%	1/31/2023	5,669	5,650	4,819	4.79
CR Brands, Inc., Term Loan	1.00%	11.25%	12.25%	7/31/2020	7,244	7,244	6,877	6.83
NBG Acquisition Inc., Term Loan*	1.45%	5.50%	6.95%	4/26/2024	5,564	5,520	3,458	3.44
						18,414	15,154	15.06

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2020 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Debt Investments (continued)
Internet Software and Services
BMC Software Finance, Inc., Initial Term Loan*	0.17%	4.25%	4.42%	10/2/2025	2,955	$2,936	$2,789	2.77%
ConvergeOne Holdings, Inc., Initial Term Loan (First Lien)*	0.70%	5.00%	5.70%	1/4/2026	2,179	2,109	1,824	1.81
Corel Corporation (Corel Inc.), Initial Term Loan (First Lien)*⁽¹⁾	0.36%	5.00%	5.36%	7/2/2026	3,047	2,916	2,861	2.84
DCert Buyer, Inc., Initial Term Loan (First Lien)*	0.17%	4.00%	4.17%	10/16/2026	1,288	1,267	1,241	1.23
ECi Macola/MAX Holding, LLC, Initial Term Loan*	1.00%	4.25%	5.25%	9/27/2024	1,834	1,828	1,796	1.78
Emtec Global Services Holdings, LLC, Term Loan A	1.50%	8.50%	10.00%	8/31/2021	2,395	2,395	2,371	2.36
Emtec Global Services Holdings, LLC, Term Loan B⁽³⁾⁽⁵⁾	N/A	10.25% PIK	10.25% PIK	8/31/2021	1,648	1,476	1,500	1.49
Exela Intermediate LLC, 2018 Term Loan (First Lien)*⁽¹⁾	1.00%	6.50%	7.50%	7/12/2023	5,492	5,443	1,444	1.44
HDC/HW Intermediate Holdings, LLC, Revolver*	1.00%	7.50%	8.50%	12/21/2023	670	660	636	0.63
HDC/HW Intermediate Holdings, LLC, Term Loan*	1.00%	7.50%	8.50%	12/21/2023	6,614	6,522	6,283	6.24
Intermedia Holdings, Inc., New Term Loan (First Lien)*	1.00%	6.00%	7.00%	7/21/2025	2,709	2,693	2,636	2.62
Ivanti Software, Inc. (fka LANDesk Group, Inc.), Term Loan (First Lien)*	1.00%	4.25%	5.25%	1/20/2024	3,644	3,629	3,476	3.45
Newscycle Solutions, Inc., Delayed Draw Term Loan*	1.43%	7.00%	8.43%	12/29/2022	730	730	708	0.70
Newscycle Solutions, Inc., Revolver*	1.00%	7.00%	8.00%	12/29/2022	685	679	665	0.66
Newscycle Solutions, Inc., Term Loan*	1.00%	7.00%	8.00%	12/29/2022	7,982	7,902	7,742	7.69
Orbit Purchaser LLC (Orion), Delayed Draw Term Loan*	1.00%	4.50%	5.50%	10/21/2024	749	744	734	0.73
Orbit Purchaser LLC (Orion), Incremental Term Loan*	1.00%	4.50%	5.50%	10/21/2024	1,548	1,536	1,517	1.51
Orbit Purchaser LLC (Orion), Term Loan*	1.00%	4.50%	5.50%	10/21/2024	2,561	2,543	2,510	2.49
Perforce Software, Inc., Term Loan (First Lien) Retired 02/03/2020*	0.17%	3.75%	3.92%	7/1/2026	2,659	2,648	2,551	2.54
Quest Software US Holdings Inc., Term Loan*	0.76%	4.25%	5.01%	5/16/2025	2,243	2,230	2,148	2.13
RA Outdoors LLC (Active Network), Term Loan*	1.00%	4.75%	5.75%	9/11/2024	7,244	7,198	7,099	7.06
Travelport Finance (Luxembourg) S.Ã r.l., Term Loan*⁽¹⁾⁽⁵⁾	1.07%	5.00%	6.07%	5/29/2026	2,628	2,585	1,719	1.71
Vero Parent, Inc. (Sahara Parent, Inc.), Initial Term Loan (First Lien)*	0.36%	6.25%	6.61%	8/16/2024	4,804	4,758	4,403	4.38
						67,427	60,653	60.26

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2020 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Debt Investments (continued)
Leisure Products
Bass Pro Group, LLC, Initial Term Loan*	1.07%	5.00%	6.07%	9/25/2024	7,065	$7,037	$6,780	6.74%
Playpower, Inc., Initial Term Loan*	0.31%	5.50%	5.81%	5/8/2026	5,159	5,116	4,514	4.49
						12,153	11,294	11.23

Media
Project Sunshine IV Pty Ltd, 2017 Incremental Term Loan*⁽¹⁾	1.00%	7.00%	8.00%	8/22/2022	383	380	344	0.34
						380	344	0.34

Metals and Mining
Alchemy US Holdco 1, LLC (Kymera), Initial Term Loan*	0.18%	5.50%	5.68%	10/10/2025	2,122	2,098	1,979	1.97
						2,098	1,979	1.97

Pharmaceuticals
RiteDose Holdings I, Inc., Term Loan*	1.43%	6.50%	7.93%	9/13/2023	7,856	7,793	7,699	7.65
						7,793	7,699	7.65

Professional Services
Cure Borrower, LLC (fka Signify Health, LLC) (fka Chloe Ox Parent, LLC), Initial Term Loan*	1.00%	4.50%	5.50%	12/23/2024	1,847	1,835	1,705	1.69
Institutional Shareholder Services Inc., Initial Term Loan (First Lien)*	1.07%	4.50%	5.57%	3/5/2026	4,794	4,755	4,650	4.62
						6,590	6,355	6.31

Retail
Sundance Holdings Group, LLC, Term Loan*⁽⁴⁾	1.00%	6.41%	7.41%	5/1/2024	6,717	6,670	6,549	6.51
						6,670	6,549	6.51
Technology Hardware, Storage and Peripherals
Electronics For Imaging, Inc., Initial Term Loan (First Lien)*	1.45%	5.00%	6.45%	7/23/2026	2,193	2,099	1,710	1.70
Elo Touch Solutions, Inc., Term B Loan (First Lien)*	0.18%	6.50%	6.68%	12/15/2025	2,861	2,750	2,682	2.67
						4,849	4,392	4.37

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2020 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Debt Investments (continued)
Textiles, Apparel and Luxury Goods
Centric Brands Inc., Term Loan (First Lien)*⁽¹⁾⁽³⁾⁽⁴⁾	1.50%	8.00%	9.50% PIK	10/30/2023	7,659	$7,582	$7,276	7.23%
Centric Brands Inc., DIP Loan*⁽¹⁾⁽⁴⁾	1.00%	6.50%	7.50%	5/18/2021	532	532	532	0.53
Champ Acquisition Corp., Initial Term Loan (First Lien)*⁽⁴⁾	1.07%	5.50%	6.57%	12/19/2025	3,032	2,961	2,859	2.84
Keeco Holdings, LLC, Term Loan*⁽³⁾	1.75%	8.50%	9.50% Cash 0.75% PIK	3/15/2024	5,680	5,626	5,339	5.31
Triangle Home Fashions, LLC, Term Loan*⁽⁴⁾	1.00%	6.76%	7.76%	3/9/2023	10,500	10,401	10,448	10.38
						27,102	26,454	26.29

Trading Companies and Distributors
Cook & Boardman Group, LLC, The, Initial Term Loan*	1.00%	5.75%	6.75%	10/17/2025	3,649	3,621	3,293	3.27
LJ Ruby Holdings, LLC, Initial Term Loan (First Lien)*⁽¹⁾	0.31%	5.00%	5.31%	8/26/2026	3,055	3,002	2,536	2.52
						6,623	5,829	5.79

Transportation Services
Airxcel, Inc., Term Loan*	0.24%	4.50%	4.74%	4/28/2025	980	978	875	0.87
PS Holdco, LLC, Term Loan*	1.00%	4.75%	5.75%	3/13/2025	7,371	7,348	6,707	6.67
Sirva Worldwide, Initial Term Loan (First Lien)*	0.31%	5.50%	5.81%	8/4/2025	5,232	5,184	4,185	4.16
						13,510	11,767	11.70

Total Debt Investments						$370,805	$340,960	332.13%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2020 (unaudited)

($ in thousands, except share amounts)

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Non-Affiliate Investments
Unfunded Commitments
Aerospace and Defense
McNally Industries, LLC, Revolver	N/A	0.50%	0.50%	8/9/2024	6	$—	$—	—%
						—	—	—

Building Products
Global Integrated Flooring Systems Inc. (Camino Systems, Inc.), Revolver	N/A	0.75%	0.75%	2/15/2023	43	—	—	—
						—	—	—

Healthcare Equipment and Services
AC Merger Sub, Inc. (Analogic), Revolver*⁽⁶⁾	N/A	0.50%	0.50%	6/22/2023	202	—	(3)	—
Maxor Acquisition, Inc., Revolver*⁽⁶⁾	N/A	0.50%	0.50%	11/22/2022	293	(3)	(6)	(0.01)
						(3)	(9)	(0.01)

Pharmaceuticals
RiteDose Holdings I, Inc., Revolver*⁽⁶⁾	N/A	0.50%	0.50%	9/13/2023	537	(4)	(11)	(0.01)
						(4)	(11)	(0.01)

Textiles, Apparel and Luxury Goods
Centric Brands Inc., DIP Loan*⁽¹⁾⁽⁶⁾	N/A	2.00%	2.00%	5/18/2021	537	—	—	—
						—	—	—

Total Unfunded Commitments						$(7)	$(20)	(0.02)%

Total Non-Control/Non-Affiliate Investments						$380,164	$348,024	339.14%

Security Description	Base Rate	Spread	All In Rate	Maturity	Par / Shares	Cost	Fair Value	% of Net Assets
Non-Control/Affiliate Investments
Common Equity
Oil, Gas and Consumable Fuels
Cochon – MWS Holdings LLC (fka Rooster Energy Ltd.), LLC Units	N/A	N/A	N/A	N/A	99	$3,623	$741	0.74%
						3,623	741	0.74

Total Common Equity						$3,623	$741	0.74%

Total Non-Control/Affiliate Investments						$3,623	$741	0.74%

Total Investments						$383,787	$348,765	339.88%

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Schedule of Investments - (continued)

June 30, 2020 (unaudited)

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

(1)

Not a qualifying asset under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”).  Under the 1940 Act, Garrison Capital Inc. (the “Company”) may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of June 30, 2020, 92.9% of the Company’s assets were qualifying assets.

(2)

Held through Garrison Capital Equity Holdings II LLC and net of non-controlling member’s interest of 17.5% pursuant to the Amended and Restated Limited Liability Company Agreement of Garrison Capital Equity Holdings II LLC.

(3)	Interest is payable in cash, and/or payment-in-kind (“PIK”), or a combination thereof.
(4)

Investment is structured as a unitranche loan in which the Company holds the last out component. As a result, in addition to the interest earned on the stated base rate and spread of this investment, the Company may receive additional interest during the six months ended June 30, 2020 due to an arrangement between the Company and certain other lenders to the portfolio company. The additional interest received during the quarter has been annualized and included in the spread disclosed for this investment.

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

All debt investments were income producing as of June 30, 2020, unless otherwise noted. Common and preferred equity investments are non income-producing unless otherwise noted.

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

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

($ in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Investment income
From non-control/non-affiliate investments
Interest income	$6,225	$9,796	$13,891	$19,522
Payment-in-kind	1,131	791	1,404	1,030
Other income	85	117	185	381
Total investment income	7,441	10,704	15,480	20,933

Expenses
Interest expense	2,197	3,860	5,201	7,588
Management fee	1,143	1,680	2,443	3,303
Incentive fee	—	543	—	832
Professional fees	490	308	639	705
Directors' fees	163	77	246	159
Administrator expenses	641	329	1,386	700
Other expenses	1,033	433	1,391	925
Total expenses	5,667	7,230	11,306	14,212
Net investment income	1,774	3,474	4,174	6,721

Realized and unrealized losses
Net realized loss on investments
Non-control/non-affiliate investments	(8,671)	(2,365)	(17,425)	(9,498)
Non-control/affiliate investments	—	—	—	—
Net change in unrealized (loss)/gain on investments
Non-control/non-affiliate investments	5,049	284	(15,614)	6,700
Non-control/affiliate investments	152	—	(691)	(120)
Net realized and unrealized loss on investments	(3,470)	(2,081)	(33,730)	(2,918)
Loss on extinguishment of debt	(1,014)	—	(1,556)	—
Net realized and unrealized losses	(4,484)	(2,081)	(35,286)	(2,918)

Net (decrease)/increase in net assets resulting from operations	$(2,710)	$1,393	$(31,112)	$3,803

Net investment income per common share	$0.11	$0.22	$0.26	$0.42
Net (decrease)/increase in net assets resulting from operations per common share	$(0.17)	$0.09	$(1.94)	$0.24
Basic weighted average common shares outstanding	16,049,352	16,049,352	16,049,352	16,049,352

Dividends and distributions declared per common share	$0.15	$0.23	$0.30	$0.46

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

($ in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

(Decrease)/increase in net assets from operations:
Net investment income	$1,774	$3,474	$4,174	$6,721
Net realized loss on investments	(8,671)	(2,365)	(17,425)	(9,498)
Net change in unrealized gain/(loss) on investments	5,201	284	(16,305)	6,580
Net loss on extinguishment of debt	(1,014)	—	(1,556)	—
Net (decrease)/increase in net assets resulting from operations	(2,710)	1,393	(31,112)	3,803

Dividends and distributions to stockholders:
From net investment income	(2,407)	(3,691)	(4,814)	(7,382)
Total dividends and distributions to stockholders	(2,407)	(3,691)	(4,814)	(7,382)

Total decrease in net assets	(5,117)	(2,298)	(35,926)	(3,579)
Net assets at beginning of period	105,744	167,631	136,553	168,912
Net assets at end of period	$100,627	$165,333	$100,627	$165,333
Net asset value per share	$6.27	$10.30	$6.27	$10.30
Shares of common stock outstanding at end of period	16,049,352	16,049,352	16,049,352	16,049,352

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

($ in thousands, except share and per share amounts)

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities
Net (decrease)/increase in net assets resulting from operations	$(31,112)	$3,803
Adjustments to reconcile net (decrease)/increase in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net accretion of discounts on investments	(511)	(627)
Payment-in-kind	(1,396)	(1,030)
Amortization of deferred debt issuance costs and discounts on notes payable	182	251
Net realized loss on investments	17,425	9,498
Loss on extinguishment of debt	1,265	—
Net change in unrealized loss/(gain) on investments	16,305	(6,580)
Purchases of investments	(2,099)	(81,500)
Paydowns of investments	23,797	30,459
Sales of investments	16,590	17,052
Changes in operating assets and liabilities:
Decrease/(increase) in due from counterparties	1,194	(2,160)
Decrease/(increase) in accrued interest receivable	716	(728)
Decrease in other assets	226	88
Decrease in due to counterparties	(9,413)	(17,495)
(Decrease)/increase in payables to affiliates	(1,372)	2,183
Decrease in accrued interest payable	(1,001)	(871)
Decrease in accrued expenses and other payables	(908)	(199)
Net cash provided by/(used in) operating activities	29,888	(47,856)

Cash flows from financing activities
Distributions paid to stockholders	(4,814)	(7,382)
Repayments of short-term borrowings	(2,015)	—
Net proceeds from senior secured revolving note	—	39,500
Repayments of Garrison SBIC borrowings	(46,880)	—
Net cash (used in)/provided by financing activities	(53,709)	32,118

Net decrease in cash and restricted cash	(23,821)	(15,738)
Cash and restricted cash at beginning of period	40,307	45,722
Cash and restricted cash at end of period	$16,486	$29,984

Supplemental disclosure of cash flow information
Cash paid for interest expense	$6,300	$8,213
Non-cash restructuring of portfolio investments	$7,523	$10,211

See accompanying notes to consolidated financial statements.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

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

Proposed Merger with Portman Ridge Finance Corporation

On June 24, 2020, GARS entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Portman Ridge Finance Corporation, a Delaware corporation (“PTMN”), Citadel Acquisition Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of PTMN (“Acquisition Sub”), and Sierra Crest Investment Management LLC, a Delaware limited liability company and the external investment adviser to PTMN (“Sierra Crest”).  The transaction is the result of the Board’s previously announced review of strategic alternatives.

The Merger Agreement provides that (i) Acquisition Sub will merge with and into GARS (the “Merger”), with GARS continuing as the surviving corporation and as a wholly owned subsidiary of PTMN, and (ii) immediately after the effectiveness of the Merger, GARS will merge with and into PTMN (the “Second Merger” and, together with the Merger, the “Mergers”), with PTMN continuing as the surviving corporation.

The boards of directors of each of PTMN and Acquisition Sub, and the managing member of Sierra Crest, have each unanimously approved the Merger Agreement and the transactions contemplated thereby. The Board, on the unanimous recommendation of a special committee thereof comprised solely of the independent directors of GARS (the “Special Committee”), has unanimously approved the Merger Agreement and the transactions contemplated thereby.

At the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.001 per share, of GARS (“GARS Common Stock”) issued and outstanding immediately prior to the Effective Time (other than shares owned by PTMN or GARS or any wholly owned subsidiary of PTMN or GARS (other than shares held in trust accounts, managed accounts and the like, or otherwise held in a fiduciary or agency capacity, that are beneficially owned by third parties) and all treasury shares (collectively, “Cancelled Shares”)) will be converted into the right to receive (i) an amount in cash equal to (A) $19.1 million divided by (B) the number of shares of GARS Common Stock issued and outstanding as of the Determination Date (as defined below) (excluding any Cancelled Shares), and (ii) a number of shares of common stock, par value $0.01 per share, of PTMN (“PTMN Common Stock”) equal to the Exchange Ratio (as defined below), plus any cash in lieu of fractional shares.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

1. Organization – (continued)

Proposed Merger with Portman Ridge Finance Corporation – (continued)

Two days prior to the Closing Date (as defined in the Merger Agreement) (such date, the “Determination Date”), each of the Company and PTMN will deliver to the other a calculation of its estimated net asset value as of 5:00 pm New York City time on the day prior to the Closing Date (such calculation with respect to the Company, the “Closing GARS Net Asset Value” and such calculation with respect to PTMN, the “Closing PTMN Net Asset Value”), in each case using a pre-agreed set of assumptions, methodologies and adjustments. The Company and PTMN will update and redeliver the Closing GARS Net Asset Value or the Closing PTMN Net Asset Value, respectively, in the event of a material change to such calculation between the Determination Date and the Closing Date and if needed to ensure that the calculation is determined within two days (excluding Sundays and holidays) prior to the Effective Time. Based on such calculations, the parties will calculate the “GARS Per Share NAV”, which will be equal to (i) (A) the Closing GARS Net Asset Value minus (B) $19,100,000 divided by (ii) the number of shares of GARS Common Stock issued and outstanding as of the Determination Date (excluding any Cancelled Shares), and the “PTMN Per Share NAV”, which will be equal to (I) the Closing PTMN Net Asset Value divided by (II) the number of shares of PTMN Common Stock issued and outstanding as of the Determination Date. The “Exchange Ratio” will be equal to (i) the GARS Per Share NAV divided by (ii) the PTMN Per Share NAV.

In connection with the transactions contemplated by the Merger Agreement, as additional consideration to the holders of shares of GARS Common Stock that are issued and outstanding immediately prior to the Effective Time (excluding any Cancelled Shares), Sierra Crest will pay or cause to be paid to such holders an aggregate amount in cash equal to $5,000,000.

The Merger Agreement contains customary representations and warranties of the Company, PTMN and Sierra Crest. Additionally, the Merger Agreement contains customary pre-closing covenants, including covenants requiring each party (i) to use reasonable best efforts to cause the consummation of the transactions contemplated by the Merger Agreement, (ii) to conduct its business in the ordinary course and (iii) to refrain from taking certain actions prior to the consummation of the Merger without the other party’s consent.

The Merger Agreement also contains customary non-solicitation provisions that prohibit the Company from soliciting or initiating discussions or negotiations with third parties regarding other proposals to acquire the Company and limit its ability to engage with third parties that make unsolicited proposals. In addition, the Merger Agreement provides that (i) the Company must call and hold a special meeting of its stockholders solely for the purpose of seeking the adoption of the Merger Agreement and the approval of the Mergers by the holders of at least a majority of the outstanding shares of GARS Common Stock entitled to vote thereon at such meeting (the “GARS Stockholder Approval”), (ii) the Company must include, in the proxy statement that is sent to the Company’s stockholders relating to such special meeting, the recommendation of the Board that the Company’s stockholders adopt the Merger Agreement and approve the Mergers and (iii) subject to limited exceptions, the Board must not withhold or withdraw, or modify or qualify in a manner adverse to PTMN, such recommendation. Similarly, the Merger Agreement provides that PTMN (i) must call and hold a special meeting of its stockholders solely for the purpose of seeking the approval of the issuance of shares of PTMN Common Stock in connection with the Merger by the holders of at least a majority of the outstanding shares of PTMN Common Stock represented and voting at such special meeting and (ii) must include, in the proxy statement that is sent to PTMN’s stockholders relating to such special meeting, the recommendation of the board of directors of PTMN that the stockholders of PTMN approve the issuance of shares of PTMN Common Stock in connection with the Merger.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

1. Organization – (continued)

Proposed Merger with Portman Ridge Finance Corporation – (continued)

The consummation of the Mergers is subject to the satisfaction or (to the extent permitted by law) waiver of certain customary mutual closing conditions, including (i) requisite approval of the Company’s stockholders and (ii) requisite approval of PTMN’s stockholders. The obligation of each party to consummate the Mergers is also conditioned upon, among other things, (A) the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), (B) the other party having performed in all material respects its obligations under the Merger Agreement required to be performed by it at or prior to the closing of the Mergers and (C) such party’s receipt of an opinion that the Mergers, taken together, will qualify as a “reorganization” within the meaning of Section 368(a) of the Code. In addition, the obligation of PTMN to consummate the Mergers is conditioned on the satisfaction of certain conditions relating to the Company’s $420.0 million collateralized loan obligation (the “CLO”) that closed on October 18, 2018.

The Merger Agreement contains customary termination rights. In particular, at any time prior to receipt of the adoption of the Merger Agreement and approval of the GARS Stockholder Approval, the Company may terminate the Merger Agreement in order to simultaneously enter into a binding definitive agreement providing for the consummation of a Superior Proposal (as defined in the Merger Agreement), subject to the Company’s compliance with notice and other specified conditions contained in the non-solicitation covenants, including giving PTMN the opportunity to propose revisions to the terms of the transactions contemplated by the Merger Agreement during a period following notice, and provided that the Company has not otherwise materially breached any provision of the non-solicitation covenants.

If the Merger Agreement is terminated by the Company as provided in the foregoing paragraph or is terminated under certain other circumstances, the Company must pay PTMN a termination fee equal to $2,375,448 minus any amounts that the Company previously paid to PTMN in the form of expense reimbursement.

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

June 30, 2020

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

As a result, GARS has consolidated the results of Garrison Funding 2018-2 Ltd. (“GF 2018-2”), Garrison Funding 2018-2 LLC, Garrison Capital SBIC LP (“Garrison SBIC”), Garrison Capital PL Holdings LLC, GIG Rooster Holdings I LLC and a series of limited liability companies that GARS created primarily to provide specific tax treatment for the equity and other investments held in these limited liability companies to the extent such entity was in existence as of June 30, 2020 and December 31, 2019, respectively. Garrison Capital PL Holdings LLC and Garrison SBIC were dissolved on June 13, 2020 and June 24, 2020, respectively.

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

Cash and Cash Equivalents

As of June 30, 2020 and December 31, 2019, cash held in designated bank accounts with Deutsche Bank Trust Company Americas (the “Custodian”) was $8.4 million and $1.2 million, respectively. Cash held in designated bank accounts with other major financial institutions was $0.1 million and $0.1 million as of June 30, 2020 and December 31, 2019, respectively. At times, these balances may exceed federally insured limits and this potentially subjects the Company to a concentration of credit risk. The Company believes it is not exposed to any significant credit risk associated with the Custodian.

The Company defines cash equivalents as highly liquid financial instruments with original maturities of three months or less, including those held in overnight sweep bank deposit accounts.

As of both June 30, 2020 and December 31, 2019, the Company held no cash equivalents.

Cash and Cash Equivalents, Restricted

Restricted cash as of June 30, 2020 included $8.0 million of cash held by GF 2018-2 in designated bank accounts with the Custodian.  As of December 31, 2019, restricted cash included $39.1 million held by GF 2018-2 and Garrison SBIC in designated bank accounts with the Custodian. Our CLO (as defined in Note 1) is required to use a portion of its cash to pay interest expense, reduce borrowings at the end of the investment period and following certain other events and to pay other amounts in accordance with the terms of the indenture governing our CLO. Cash held with Garrison SBIC was typically restricted to funding eligible small business investment company (“SBIC”) investments and the payment of the principal and interest expense of the U.S. Small Business Administration (“SBA”) debentures.  As a result, funds held by GF 2018-2 and Garrison SBIC as of June 30, 2020 and December 31, 2019 were not available for general use by the Company.

As of both June 30, 2020 and December 31, 2019, the Company held no restricted cash equivalents.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

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

Structuring, diligence fees, consulting and managerial assistance fees for periodically providing services to a portfolio company or third party are recognized when such services have been completed and the fees are generally receivable. Any such fee income received is recorded and classified as other income and included in investment income on the consolidated statements of operations. As these fees are generally paid and recognized in connection with specific loan event or the performance of a service, there may be significant fluctuations from period to period in the amount and size of such fees, and they are typically non-recurring in nature.
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

June 30, 2020

2. Significant Accounting Policies and Recent Updates – (continued)

Non-accrual loans: The Company records interest income, fee income and dividends based on the contractual interest terms of its investments if it expects that it will ultimately be able to collect it. Generally, when management believes that the issuer of the loan will not be able to service the loan, the Investment Adviser will place the loan on non-accrual status and the Company will cease recognizing interest income on that loan. However, the Company remains contractually entitled to this interest. The Company may restore an investment to accrual status when past due principal and interest payments are made or if the interest income is otherwise deemed to be collectible by the Investment Adviser.  The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2020, the Company had four investments on non-accrual status. As of December 31, 2019, the Company had two investments on non-accrual status.

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

June 30, 2020

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

June 30, 2020

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

As noted above, the Board has retained several independent valuation firms to review the valuation of each portfolio investment that does not have a readily available market quotation at least once during each 12-month period, provided that, the Board reserves the right to have any investment within the portfolio valued by an independent valuation firm to the extent it determines such a valuation is warranted. To the extent a security is reviewed in a particular quarter, it is reviewed and valued by only one service provider.

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

June 30, 2020

2. Significant Accounting Policies and Recent Updates – (continued)

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend or distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. The earnings estimates provided to the Board are determined by management in accordance with U.S. GAAP, which may differ from those amounts determined in accordance with U.S. federal income tax regulations.  Net realized capital gains, if any, are distributed at least annually, in accordance with the applicable requirements included within the 1940 Act.

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

3. Investments

As of June 30, 2020, we held 113 investments across 92 portfolio companies with a fair value of $348.8 million.  As of December 31, 2019, we held 123 investments across 105 portfolio companies with a fair value of $418.9 million.

The composition of the Company’s portfolio by industry at fair value as of June 30, 2020 and December 31, 2019 was as follows:

	Fair Value of Investments
Industry ($ in thousands)	As of June 30, 2020		As of December 31, 2019
Internet Software and Services	$60,653	17.4%	$74,093	17.5%
Healthcare Equipment and Services	41,276	11.8	49,776	11.9
Textiles, Apparel and Luxury Goods	26,454	7.6	26,757	6.4
Auto Components	23,742	6.8	25,329	6.0
Diversified Telecommunication Services	19,892	5.7	23,692	5.7
Commercial Services and Supplies	17,720	5.1	21,662	5.2
Household Products and Durables	15,949	4.5	20,020	4.8
Electrical Equipment	13,046	3.6	13,652	3.3
Transportation Services	11,767	3.4	13,169	3.1
Leisure Products	11,294	3.2	12,272	2.9
Building Products	10,314	3.0	10,845	2.6
Aerospace and Defense	10,069	2.9	11,906	2.8
Construction and Engineering	10,051	2.9	10,936	2.6
Energy Equipment and Services	8,714	2.5	9,159	2.2
Air Freight and Logistics	8,637	2.5	8,822	2.1
Pharmaceuticals	7,688	2.2	9,759	2.3
Food Products	6,978	2.0	12,628	3.0
Retail	6,549	1.9	6,661	1.6
Professional Services	6,355	1.8	7,842	1.9
Trading Companies and Distributors	5,829	1.7	6,462	1.5
Diversified Financial Services	4,978	1.4	6,134	1.5
Hotels, Restaurants and Leisure	4,854	1.4	10,873	2.6
Containers and Packaging	4,750	1.4	4,592	1.1
Technology Hardware, Storage and Peripherals	4,392	1.3	4,893	1.2
Chemicals	3,750	1.1	4,936	1.2
Metals and Mining	1,979	0.6	2,108	0.5
Oil, Gas and Consumable Fuels	741	0.2	1,472	0.4
Media	344	0.1	1,173	0.3
Machinery	-	-	4,929	1.2
Semiconductors and Semiconductor Equipment	-	-	2,321	0.6
	$348,765	100.0%	$418,873	100.0%

Refer to the consolidated schedules of investments for a detailed disaggregation of the Company’s investments by industry.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

3. Investments – (continued)

The following tables summarize the valuation of the Company’s investments measured at fair value based on the fair value hierarchy, as detailed in Note 2, as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020
($ in thousands)	Level 1	Level 2	Level 3	Total
Senior Secured Investments(1)	$—	$—	$340,940	$340,940
Equity Investments(2)	—	—	7,825	7,825
	$—	$—	$348,765	$348,765

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

The net change in unrealized (loss)/gain attributable to the Company’s Level 3 assets for the six months ended June 30, 2020 and 2019 included in the net change in unrealized (loss)/gain on investments in the Company’s consolidated statements of operations was $16.3 million and $6.6 million, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

3. Investments – (continued)

The following table presents the change in investments measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2020:

	Six Months Ended June 30, 2020
	Senior Secured	Equity
($ in thousands)	Investments	Investments⁽¹⁾	Total
Fair value, beginning of period	$410,530	$8,343	$418,873
Total net realized and unrealized (loss)/gain on investments(2)	(29,616)	(4,114)	(33,730)
Total net accretion of discounts on investments	511	—	511
Purchases/issuances(3)	7,380	3,636	11,016
Paydowns(3)	(31,315)	—	(31,315)
Sales	(16,550)	(40)	(16,590)
Fair value, end of period	$340,940	$7,825	$348,765

(1)	Includes preferred and common equity investments.
(2)

Net change in unrealized loss on investments attributable to our Level 3 assets still held at June 30, 2020 totaled $25.0 million, consisting of the following: Senior Secured Investments of $20.9 million and Equity Investments of $4.1 million.

(3)	Includes non-cash restructurings of portfolio investments of $7.5 million.

The following table presents the change in investments measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2019:

	Six Months Ended June 30, 2019
	Senior Secured	Equity	Financial
($ in thousands)	Investments	Investments⁽¹⁾	Assets	Total
Fair value, beginning of period	$445,393	$8,352	$232	$453,977
Total net realized and unrealized (loss)/gain on investments(2)	(3,006)	79	9	(2,918)
Total net accretion of discounts on investments	627	—	—	627
Purchases/issuances(3)	71,079	11,451	—	82,530
Paydowns(3)	(30,218)	—	(241)	(30,459)
Sales	(17,022)	(30)	—	(17,052)
Fair value, end of period	$466,853	$19,852	$—	$486,705

(1)	Includes preferred and common equity investments.
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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

3. Investments – (continued)

The following table summarizes the significant unobservable inputs that were used in determining fair value of the majority of the Company’s investments categorized within Level 3 as of June 30, 2020.  This table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs relevant to the determination of fair value.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of	Valuation	Unobservable	Range				Weighted
($ in thousands)	June 30, 2020	Technique	Input	Low		High		Average⁽¹⁾
Senior Secured Investments	$340,940	Comparable yield approach	Discount rate⁽²⁾	4.7%		28.5%		9.4%
		Market comparable companies	Comparable multiple⁽³⁾	2.0	x	19.2	x	8.4	x

Equity Investments⁽⁴⁾	7,825	Market comparable companies	Comparable multiple⁽³⁾	5.0	x	10.0	x	6.8	x
			Origination fees multiple⁽³⁾	1.7	x	1.7	x	1.7	x
		Discounted cash flows	Recovery rate	0.0%		20.2%		20.2%

Total	$348,765

(1)	Unobservable inputs were weighted based on the fair value of the investments included in the range.
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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

3. Investments – (continued)

The following table summarizes the significant unobservable inputs that were used in determining fair value of the majority of the Company’s investments categorized within Level 3 as of December 31, 2019.  This table is not intended to be all-inclusive, but rather provide information on the significant unobservable inputs relevant to the determination of fair value.

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

Unobservable inputs used in the fair value measurement of the Company’s investments include multiples of market comparable companies, relative comparable yields, discount rates and recovery rates. Significant decreases (increases) in market comparables could result in lower (higher) fair value measurements. Significant increases (decreases) in comparable yields could result in lower (higher) fair value measurements. Significant increases (decreases) in discount rates could result in lower (higher) fair value measurements. Significant increases (decreases) in recovery rates could result in lower (higher) fair value measurements. Generally, a change in the assumption used for relative comparable yields is accompanied by a directionally opposite change in the assumptions used for pricing.

The terms of our debt investments may include provisions that require us to extend additional credit or provide funding to a borrower for any unfunded portion of such debt investments at the request of the borrower. This exposes us to potential future liabilities that are not reflected on the consolidated statements of financial condition. As of June 30, 2020 and December 31, 2019, the Company had $1.6 million and $2.1 million of unfunded commitments, respectively. As of June 30, 2020 and December 31, 2019, the fair value of the unfunded commitments was $0.1 and $0.1 million, respectively.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

4. Financing

The table below provides details, including maturity dates, the weighted average interest rates and the weighted average effective interest rates, inclusive of the effects of deferred debt issuance costs, of the Company’s outstanding debt as of June 30, 2020:

June 30, 2020 ($ in thousands)	Amortized Carrying Value	Outstanding Principal at Par	Interest Rate	Effective Interest Rate	Rating(1)	Stated Maturity(2)
2018-2 CLO Secured Notes:
Class A-1R-R Notes	$—	$—	LIBOR + 1.58%(3)	2.04%	AAA(sf)	11/20/2029
Class A-1T-R Notes	193,605	195,400	LIBOR + 1.58%	2.07%	AAA(sf)	11/20/2029
Class A-2-R Notes	54,663	55,100	LIBOR + 2.45%	2.92%	AA (sf)	11/20/2029
Class B-R Notes	17,943	18,250	LIBOR + 3.17%	3.65%	A (sf)	11/20/2029
Totals / weighted averages	$266,211	$268,750	2.24%	2.35%		11/20/2029

(1)

Represents ratings from each of S&P and DBRS for the Class A-1R-R Notes and the Class A-1T-R Notes and from S&P for the Class A-2-R Notes and Class B-R Notes as of the closing of the CLO on October 18, 2018.

(2)

The indenture governing our CLO permits the repricing or refinancing of the secured notes after November 20, 2020, which may result in the actual maturity of the outstanding notes occurring prior to their stated maturity.

(3)	Interest may be indexed to either the CP Rate (as defined in the governing indenture) or three month USD LIBOR.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

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

(3)	Interest may be indexed to either the CP Rate (as defined in the governing indenture) or three month USD LIBOR.
(4)	Represents the stated interest rate and annual charge of our debentures guaranteed by the SBA.
(5)

These interim financings bear an interest rate of three month USD LIBOR +0.65% which is comprised of a weighted average annual charge of 0.35% and a spread of 0.30%. These interim financings had a maturity date of March 25, 2020, upon which they were pooled into ten year SBA-guaranteed debentures.

In accordance with the 1940 Act, with certain limited exceptions, prior to August 15, 2018 the Company was allowed to borrow up to amounts such that its asset coverage, as defined in the 1940 Act, was at least 200% after such borrowing excluding the SBA-guaranteed debentures of Garrison SBIC per the Company’s exemptive relief from the Securities and Exchange Commission (the “SEC”). Because the Company’s stockholders approved the modified asset coverage requirements in section 61(a)(2) of the 1940 Act, effective August 15, 2018, the asset coverage requirements applicable to the Company under the 1940 Act were reduced to 150%. As of June 30, 2020 and December 31, 2019, the Company’s asset coverage for borrowed amounts was 137.5% and 150.4%, respectively.  As of June 30, 2020, the Company was not in compliance with its 150% asset coverage requirement and as a result, is unable to make additional borrowings under the Class A-1R-R Notes until its asset coverage is at least 150%.  As of December 31, 2019, the Company’s total leverage capacity was capped at $1.2 million as a result of the asset coverage ratio limitations.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

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

The Company had $0 and $1.2 million of available leverage capacity in the Class A-1R-R Notes under the CLO as of June 30, 2020 and December 31, 2019, respectively. The fair value of the 2018-2 Notes approximated their carrying value on the consolidated statements of financial condition as of June 30, 2020 and December 31, 2019.

Collateralized Loan Obligation Financing Covenants

The documents governing the CLO include three overcollateralization tests which are comprised of the Class A Overcollateralization Test, the Class B Overcollateralization Test and the EoD Overcollateralization Test, each of which are individually defined below.

The documents governing the CLO include two coverage tests applicable to the 2018-2 Secured Notes as of June 30, 2020 and December 31, 2019. The first test compares the amount of interest received on the collateral loans held by GF 2018-2 to the amount of interest payable on the 2018-2 Secured Notes in respect of the amounts drawn and certain expenses. To meet this first test, at any time, the aggregate amount of interest received on the collateral loans must equal, after the payment of certain fees and expenses, at least 135.0% of the aggregate amount of interest payable on the Class A-1R-R Notes, the Class A-1T-R Notes and the Class A-2-R Notes (collectively, the “Class A-R Notes”) and 125.0% of the interest payable on the Class A-R Notes and Class B-R Notes, taken together.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

4. Financing – (continued)

Collateralized Loan Obligation Financing Covenants (continued)

The second test compares the aggregate assets that serve as collateral for the 2018-2 Secured Notes, or the Total Capitalization, as defined and calculated in accordance with the indenture, to the aggregate outstanding principal amount of the 2018-2 Secured Notes in respect of the amounts drawn. To meet this second test at any time, the Total Capitalization must equal at least (1) 128.0% of the aggregate outstanding principal amount of the Class A-R Notes (“Class A Overcollateralization Test”), and (2) 118.2% of the aggregate principal amount of the Class A-R Notes and Class B-R Notes, taken together (the test in clause (2), the “Class B Overcollateralization Test”). As of June 30, 2020, the Company was in breach of the Class B Overcollateralization Test and as a result must cure the Class B Overcollateralization Test in order to avoid diversion of cash away from making additional investments or distributions.

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

Furthermore, if under the second coverage test the Total Capitalization equals 125.0% or less of the aggregate outstanding principal amount on the Class A-1R-R and Class A-1T-R Notes (“EoD Overcollateralization Test”), taken together remained so for ten business days, an event of default would be deemed to have occurred.

As of June 30, 2020, the trustee for the CLO has asserted that both the Class A Overcollateralization Test and the EoD Overcollateralization Test were met, however the Class B Overcollateralization Test was not satisfied.  As of December 31, 2019, the trustee for the CLO has asserted that all of the coverage tests were met.

Garrison SBIC Borrowings

On May 29, 2014, Garrison SBIC, which has an investment objective substantially similar to GARS, was formed in accordance with the SBA’s SBIC regulations. Garrison SBIC received a license from the SBA on May 26, 2015. The SBIC license allowed Garrison SBIC to obtain SBA-guaranteed debentures in an amount equal to twice its equity capitalization up to $175.0 million of leverage, subject to the issuance of capital commitments by the SBA and other customary procedures. Since receiving its SBIC license, the SBA has issued Garrison SBIC with two commitment letters to provide an aggregate $70.0 million of SBA debentures.

These SBA-guaranteed debentures were issued bi-annually on pooling dates in March and September of each year. The debentures were non-recourse, interest-only debentures with a 10 year stated maturity, but may be prepaid at any time without penalty. To the extent the debentures are prepaid, they are permanently extinguished and the Company can no longer access those debentures. The interest rate of the debentures was fixed at the time of issuance on each respective pooling date and was based on a coupon rate that equated to a spread over the ten year treasury rate based on market rates at the time of issuance. Interest on the debentures was payable on a semi-annual basis. The SBA issues interim financings to SBICs on non-pooling dates that carry a lower interest rate than the debentures and which mature on the next pooling date when replaced by new SBA-guaranteed debentures.

The SBA, as a creditor, had a superior claim to Garrison SBIC’s assets over GARS’ stockholders if Garrison SBIC were to be liquidated, or if the SBA exercises its remedies under the SBA-guaranteed debentures issued by Garrison SBIC upon an event of default.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

4. Financing – (continued)

Garrison SBIC Borrowings – (continued)

As of December 31, 2019, the Company had $46.9 million of SBIC borrowings outstanding.  The fair value of the SBIC borrowings approximated the carrying value on the consolidated statements of financial condition as of December 31, 2019.

During the six months ended June 30, 2020, the Company voluntarily prepaid all $46.9 million of its outstanding SBIC borrowings, in accordance with the terms of the SBA-guaranteed debentures that govern the SBIC borrowings, prior to their stated maturity date. This resulted in a $1.0 million and $1.6 million loss on extinguishment of debt recognized on the consolidated statement of operations for the three and six months ended June 30, 2020, respectively.

As of June 30, 2020, the Company no longer had any SBA-guaranteed debentures outstanding, removed the entity’s ability to act as an SBIC, and had delivered a notification letter to the SBA of its intention to surrender the Garrison Capital SBIC LP license.

Short-term Borrowing Facility

On June 3, 2019, the Company entered into a master repurchase agreement (the “short-term borrowing facility”) with Natixis Securities Americas LLC (“Natixis”) to provide short-term borrowings which the Company intends to utilize from time-to-time to manage its working capital needs. The Company’s ability to draw down borrowings under the agreement is subject to 1940 Act leverage limitations, customary covenants and events of defaults and is dependent on the Company pledging eligible assets to Natixis as collateral. No commitment fees were paid in connection with execution of the agreement.  As of December 31, 2019, the Company had $2.0 million of short-term borrowings outstanding. During the six months ended June 30, 2020, the Company repaid all outstanding amounts due under the short-term borrowing facility.

On June 10, 2020, the Company terminated the short-term borrowing facility.

Deferred Debt Issuance Costs and Other Fees

As of both June 30, 2020 and December 31, 2019, the Company’s debt issuance costs and original issue discounts were generally incurred as a result of the CLO and the Company’s SBIC borrowings. The CLO costs typically represent structuring and facility fees, rating agency fees and other legal costs incurred. The costs associated with SBIC borrowings consist of a 1.00% fee on the total commitments received, a 2.00% leverage fee, a 0.375% underwriting fee and a 0.05% administrative fee on any SBA borrowings that are drawn.

As of June 30, 2020, $2.7 million of deferred debt issuance costs and discounts remained on our consolidated statement of financial condition, all of which were related to the CLO. As of December 31, 2019, $4.2 million of deferred debt issuance costs and discounts remained on our consolidated statement of financial condition. These costs were comprised of $2.9 million related to the CLO and $1.3 million related to the borrowings of Garrison SBIC.  For the three and six months ended June 30, 2020, interest expense on our consolidated statement of operations included $0.1 million and $0.2 million, respectively, of amortization related to the debt issuance costs and original issue discounts on our liabilities. For the three and six months ended June 30, 2019, interest expense on our consolidated statement of operations included $0.1 million and $0.2 million, respectively, of amortization related to the debt issuance costs and original issue discounts on our liabilities.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

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

GARS entered into an investment advisory agreement with the Investment Adviser (as amended and/or restated from time to time, the “Investment Advisory Agreement”), which entitles the Investment Adviser to a management fee and an incentive fee. As of June 30, 2020, the Investment Advisory Agreement had been most recently amended and restated on May 6, 2019.

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

For the three and six months ended June 30, 2020, the Company incurred aggregate management fee expenses of $1.1 million and $2.4 million, respectively. For the three and six months ended June 30, 2019, the Company incurred aggregate management fee expenses of $1.7 million and $3.3 million, respectively.  As of June 30, 2020 and December 31, 2019, the management fees in the amounts of $0.1 million and $1.5 million, respectively, were recorded as payable and included in management fee payable on our consolidated statements of financial condition.

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

June 30, 2020

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

June 30, 2020

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

In addition, under U.S. GAAP, we are required to accrue capital gains incentive fees, based upon the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital gain and loss on investments held at the end of each period. If such amount is positive at the end of a period, then the Company will record a capital gains incentive fee equal to 20% of such amount, less the aggregate amount of actual capital gains related incentive fees paid in all prior years. If such amount is negative, no accrual will be recorded for such period. There were no capital gains incentive fees accrued for the three and six months ended June 30, 2020 and 2019.

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

As of June 30, 2020, we had cumulative net realized and unrealized capital losses in excess of our Pre-Incentive Fee Net Investment Income, resulting in negative Cumulative Pre-Incentive Fee Net Return during the Incentive Fee Look-back Period. Therefore, the Incentive Fee Cap as of June 30, 2020 was zero due to the Incentive Fee Cap and Deferral Mechanism (and subject to the applicable limitations set forth in the Investment Advisory Agreement). As a result, no incentive fees were recorded during the three and six months ended June 30, 2020.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

5. Related Party Transactions and Other Agreements – (continued)

Incentive Fee Cap and Deferral Mechanism (continued)

As of June 30, 2020, the Investment Adviser had calculated aggregate income-based incentive fees and payments of $5.2 million and $0.8 million, respectively, since June 30, 2017, respectively. As of June 30, 2020, due to the Incentive Fee Cap and Deferral Mechanism and the irrevocable waiver of previously earned fees, no income-based incentive fees were recorded as payable on the consolidated statement of financial condition.  Due to the fact that there is no clawback of amounts previously paid to the Investment Adviser in accordance with the Investment Advisory Agreement, the Company has not recorded a receivable for the $0.8 million difference between amounts paid under the Investment Advisory Agreement in prior quarters and the Incentive Fee Cap based on the Company’s Cumulative Pre-Incentive Fee Net Return as of June 30, 2020.

To the extent unrealized capital losses incurred within the Incentive Fee Look-back Period as of June 30, 2020 are reversed or cease to impact the Incentive Fee Cap, such that our cumulative realized capital gains and cumulative unrealized capital appreciation exceed cumulative realized capital losses and cumulative unrealized capital depreciation prior to June 30, 2023, the Investment Adviser may be able to recoup up to $4.4 million of income-based incentive fees, which are currently deferred under the Incentive Fee Cap, this amount is net of $0.3 million of income-based incentive fees which have been irrevocably waived and cannot be recouped.

The following table provides a breakdown of our incentive fees for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
Incentive Fees ($ in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Income-based incentive fees	$—	$543	$5	$832
Capital gains-based incentive fees	—	—	—	—
Incentive fee waiver	—	—	—	—
Incentive fees subject to cap & deferral mechanism	—	—	(5)	—
Total incentive fees	$—	$543	$—	832

No incentive fees were recorded as payable on the consolidated statement of financial condition as of June 30, 2020 and December 31, 2019.

Administration Agreement

GARS entered into an administration agreement, which was effective as of October 9, 2012 (the “Administration Agreement”), with GARS Administrator. Under the Administration Agreement, the GARS Administrator provides the Company with office facilities, equipment, clerical, bookkeeping and record keeping services at such facilities and such other services as the GARS Administrator, subject to review by the Board, from time to time determines to be necessary or useful to perform its obligations under the Administration Agreement. The GARS Administrator is responsible for the financial and other records that the Company is required to maintain and prepares reports to stockholders, and reports and other materials filed with the SEC. The GARS Administrator provides on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance. No managerial assistance was provided to any portfolio companies during the three and six months ended June 30, 2020 and June 30, 2019.

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

June 30, 2020

5. Related Party Transactions and Other Agreements – (continued)

Administration Agreement (continued)

Administrator charges for the three and six months ended June 30, 2020 were $0.6 million and $1.4 million, respectively. Administrator charges for three and six months ended June 30, 2019 were $0.3 million and $0.7 million, respectively. No charges were waived by the GARS Administrator for the three and six months ended June 30, 2020 and 2019. As of both June 30, 2020 and December 31, 2019, there were no administration fees payable to the GARS Administrator.

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

In addition, as compensation for their services as a member of the Special Committee in relation to the Company’s strategic alternative review, each member of the Special Committee received a one-time retainer fee of $20,000 upon the formation of the Special Committee.  Each member of the Special Committee will also receive a $10,000 fee per month until either the closing of the transaction or disbanding of the Special Committee.  Total fees are not to exceed $50,000 per member of the Special Committee in the aggregate.

For the three and six months ended June 30, 2020, independent directors earned Directors’ Fees of $0.2 million and $0.2 million, respectively. For the three and six months ended June 30, 2019 independent directors earned Directors’ Fees of $0.1 million and $0.2 million, respectively. No Directors’ Fees were payable as of June 30, 2020 and December 31, 2019.

Affiliated Stockholders

During the six months ended June 30, 2020, Garrison Capital Fairchild I Ltd. and Garrison Capital Fairchild II Ltd. distributed the 722,708 shares of GARS Common Stock held by such entities to their investors. As of June 30, 2020, Garrison Capital Adviser Holdings MM LLC owned an aggregate of 67,202, or 0.4%, of the total outstanding shares. As of December 31, 2019, Garrison Capital Fairchild I Ltd., Garrison Capital Fairchild II Ltd. and Garrison Capital Adviser Holdings MM LLC owned an aggregate of 789,910, or 4.9%, of the total outstanding shares of GARS Common Stock. As of June 30, 2020, the officers and directors of the Company owned an aggregate of approximately 300,000, or 1.9%, of the total outstanding shares of GARS Common Stock.  As of December 31, 2019, the officers and directors of the Company owned an aggregate of approximately 299,000, or 1.9%, of the total outstanding shares of GARS Common Stock.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

5. Related Party Transactions and Other Agreements – (continued)

Other Related Party Transactions and Agreements

Garrison Loan Agency Services LLC acts as the administrative and collateral agent for certain loans held by the Company. No fees were paid by the Company to Garrison Loan Agency Services LLC during the three and six months ended June 30, 2020 and 2019.

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

GARS entered into a custody agreement with Deutsche Bank Trust Company Americas to act as custodian for GARS. The Custodian is also the trustee of the CLO and was the custodian for Garrison SBIC.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

6. Financial Highlights

The following table represents financial highlights for the Company for the six months ended June 30, 2020 and 2019:

	Six Months Ended
Per share data ($ in thousands, except share and per share amounts)	June 30, 2020	June 30, 2019
Net asset value per common share at beginning of period	$8.51	$10.52
(Decrease)/increase in net assets from operations:
Net investment income	0.26	0.42
Net realized loss on investments	(1.09)	(0.59)
Net unrealized (loss)/gain on investments	(1.01)	0.41
Net loss on extinguishment of debt	(0.10)	—
Net (decrease)/increase in net assets resulting from operations	(1.94)	0.24
Total stockholder distributions from net investment income	(0.30)	(0.46)
Net asset value per common share at end of period	$6.27	$10.30

Per share market value at beginning of period	$5.82	$6.43
Per share market value at end of period	$3.38	$6.90
Total book return(1)	(22.80)%	2.28%
Total market return(2)	(33.75)%	14.40%
Common shares outstanding at beginning of period	16,049,352	16,049,352
Common shares outstanding at end of period	16,049,352	16,049,352
Weighted average common shares outstanding	16,049,352	16,049,352
Net assets at beginning of period	$136,553	$168,912
Net assets at end of period	$100,627	$165,333
Average net assets⁽³⁾	$110,719	$167,914
Ratio of net expenses to average net assets	20.42%	16.93%
Ratio of net investment income to average net assets	7.54%	8.01%
Ratio of portfolio turnover to average investments at fair value(4)	0.53%	9.98%
Asset coverage ratio(5)	137.49%	156.77%
Average outstanding debt(6)	$282,543	$338,066
Average debt per common share	$17.60	$21.06

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

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

7. Earnings per Share

The following table sets forth the computation of the net increase/(decrease) in net assets per share resulting from operations, pursuant to FASB ASC 260, Earnings per Share, for the six months ended June 30, 2020 and 2019:

	Six Months Ended
($ in thousands, except per share data)	June 30, 2020	June 30, 2019
Net (decrease)/increase in net assets resulting from operations	$(31,112)	$3,803
Basic weighted average common shares outstanding	16,049,352	16,049,352
Basic (loss)/earnings per share	$(1.94)	$0.24

8. Stockholders’ Equity

Distributions

The Company’s dividends and distributions are recorded on the ex-dividend date. The following table reflects the cash distributions declared on GARS Common Stock for the six months ended June 30, 2020 and 2019:

Record Dates ($ in thousands except per share data)	Date Declared	Payment Date	Distribution Declared	Distribution Declared per Share
Six Months Ended June 30, 2020
June 5, 2020	May 8, 2020	June 26, 2020	$2,407	$0.15
March 20, 2020	March 4, 2020	March 31, 2020	2,407	0.15
			$4,814	$0.30

Record Dates ($ in thousands except per share data)	Date Declared	Payment Date	Distribution Declared	Distribution Declared per Share
Six Months Ended June 30, 2019
June 7, 2019	April 30, 2019	June 21, 2019	$3,691	$0.23
March 22, 2019	March 5, 2019	March 29, 2019	3,691	0.23
			$7,382	$0.46

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.

Dividend Reinvestment Plan

The Company adopted a dividend reinvestment plan that provides for reinvestment of our dividends and other distributions on behalf of our stockholders, unless a stockholder elects to receive cash as provided below. As a result, if the Board declares a cash dividend or other distribution, then our stockholders who have not ‘opted out’ of our dividend reinvestment plan will have their cash distribution automatically reinvested in additional shares of GARS Common Stock, which may be newly issued shares or shares acquired by American Stock Transfer & Trust Company, LLC (“AST”), the transfer and dividend paying agent and registrar to GARS, through open-market purchases, rather than receiving the cash distribution. As of June 30, 2020 and December 31, 2019, no new shares were issued pursuant to the dividend reinvestment plan.

No action is required on the part of a registered stockholder to have its cash dividend or other distribution reinvested in shares of GARS Common Stock. A registered stockholder may elect to receive an entire distribution in cash by notifying AST in writing so that such notice is received by AST no later than the record date for distributions to stockholders.

Those stockholders whose shares are held by a broker or other financial intermediary may receive dividends and other distributions in cash by notifying their broker or other financial intermediary of their election.

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

9. Commitments and Contingencies

The Company had outstanding commitments to fund investments totaling $1.6 million and $2.1 million under various undrawn revolvers and other credit facilities as of June 30, 2020 and December 31, 2019, respectively.

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

The following table shows the Non-Control/Affiliate activity for the six months ended June 30, 2020. There was no Control/Affiliate activity for six months ended June 30, 2020.

	Six Months Ended June 30, 2020
Portfolio Company ($ in thousands)	Fair value as of December 31, 2019	Purchases (cost)	Sales (cost)	Transfer in/ (out) (cost)	Net unrealized losses	Fair value as of June 30, 2020	Net realized losses	Interest and fee income	Dividend income
Non-control/affiliate investments
Cochon – MWS Holdings LLC (fka Rooster Energy Ltd.)	$1,472	$—	$(40)	$—	$(691)	$741	$—	$—	$—
Total non-control/affiliate investments	$1,472	$—	$(40)	$—	$(691)	$741	$—	$—	$—

Garrison Capital Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2020

10. Transactions with Control/Affiliate and Non-Control/Affiliate Investments – (continued)

The following table shows the Control/Affiliate and Non-Control/Affiliate activity for the six months ended June 30, 2019.

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

On July 10, 2020, Garrison Capital SBIC LP surrendered its SBIC license to the SBA.

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

•	our business prospects and the prospects of our current and prospective portfolio companies;

•	the impact of investments that we may make;

•	the impact of increased competition;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our business on the general economy, including general economic trends, and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the relative and absolute performance of Garrison Capital Advisers LLC, or our Investment Adviser, including in identifying suitable investments for us;

•	any future financings and investments;

•	the adequacy of our cash resources and working capital;

•	our ability to make distributions to our stockholders;

•	the effects of applicable legislation and regulations and changes thereto;

•	the timing of cash flows, if any, from the operations of our prospective portfolio companies;

•	the impact of future acquisitions and divestitures;

•	the impact of COVID-19 on the economy and capital markets and on the operations of us and our portfolio companies;

•	the ability of the parties to consummate the Mergers (as defined below) on the expected timeline, or at all;

•	the ability to realize the anticipated benefits of the proposed Mergers;

•	the effects of disruption on our business from the proposed Mergers;

•	the combined company’s plans, expectations, objectives and intentions, as a result of the Mergers;

•	the effect that the announcement or consummation of the Mergers may have on the trading price of our common stock or the common stock of Portman Ridge Finance Corporation , or PTMN; and

•	any potential termination of the Merger Agreement (as defined below) or action of our stockholders or PTMN’s stockholders with respect to any proposed transaction.

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

Our investment activities are managed by our Investment Adviser. The investment committee of our Investment Adviser is comprised of Joseph Tansey, Allison Adornato, Terence Moore and Daniel Hahn. Our Investment Adviser is responsible for sourcing potential investments, conducting research and diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. Under an investment advisory agreement with the Investment Advisor, or the Investment Advisory Agreement, we pay a management fee and an incentive fee to our Investment Adviser for its services.

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

Proposed Merger with Portman Ridge Finance Corporation

On June 24, 2020, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with PTMN, Citadel Acquisition Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of PTMN, or Acquisition Sub, and Sierra Crest Investment Management LLC, a Delaware limited liability company and the external investment adviser to PTMN. The Merger Agreement provides that (i) Acquisition Sub will merge with and into us, which we refer to as the Merger, with us continuing as the surviving corporation and as a wholly owned subsidiary of PTMN, and (ii) immediately after the effectiveness of the Merger, we will merge with and into PTMN, which we refer to collectively with the Merger as the Mergers, with PTMN continuing as the surviving corporation. For further information, see “Note 1. Organization—The Proposed Merger with Portman Ridge Finance Corporation” to our consolidated financial statements included elsewhere in this report.

Recent Developments

During the first quarter of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which has spread across the globe and to the United States. As a result of the pandemic, the United States government has reacted to the COVID-19 outbreak with interest rate cuts and economic stimulus. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to spread, this has directly impacted the financial markets, creating disruptions in global supply chains, increasing rates of unemployment and adversely impacting many industries and limiting the operations of us and our portfolio companies.

The outbreak of COVID-19 and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, and results of operations. We expect that these impacts are likely to continue and given the uncertainty, this poses risks with respect to us and the performance of our portfolio companies. The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the outbreak, along quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. For additional information regarding the potential impact of the COVID-19 pandemic, see “Global economic, political and market conditions caused by the current COVID-19 pandemic have (and in the future could further) adversely affect our business, results of operations and financial condition and those of our portfolio companies.” in our Risk Factors below.

On July 10, 2020, Garrison Capital SBIC LP, or Garrison SBIC, surrendered its small business investment company, or SBIC, license to the Small Business Administration, or SBA.

On August 4, 2020, our board of directors, or the Board, declared a distribution in the amount of $0.8 million, or $0.05 a share, which will be paid on September 25, 2020 to stockholders of record as of September 11, 2020.

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

In addition, we may receive structuring, diligence fees, consulting and managerial assistance fees for periodically providing services to a portfolio company or third party. These fees are recognized when such services have been completed and the fees are generally receivable. Any such fee income received is recorded and classified as other income and included in investment income on the consolidated statements of operations. As these fees are generally paid and recognized in connection with specific loan event or the performance of a service, there may be significant fluctuations from period to period in the amount and size of such fee and they are typically non-recurring in nature.

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

Consolidated operating results for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended			Six Months Ended
($ in thousands, except per share data)	June 30, 2020	June 30, 2019	Three Months Variance	June 30, 2020	June 30, 2019	Six Months Variance
Total investment income	$7,441	$10,704	$(3,263)	$15,480	$20,933	$(5,453)
Total expenses	5,667	7,230	(1,563)	11,306	14,212	(2,906)
Net investment income	1,774	3,474	(1,700)	4,174	6,721	(2,547)
Net realized loss on investments	(8,671)	(2,365)	(6,306)	(17,425)	(9,498)	(7,927)
Net change in unrealized (loss)/gain on investments	5,201	284	4,917	(16,305)	6,580	(22,885)
Loss on extinguishment of debt	(1,014)	—	(1,014)	(1,556)	—	(1,556)
Net (decrease)/increase in net assets resulting from operations	(2,710)	1,393	(4,103)	(31,112)	3,803	(34,915)

Net investment income per common share	0.11	0.22	(0.11)	0.26	0.42	(0.16)
Net realized/unrealized loss on investments per share	(0.22)	(0.13)	(0.09)	(2.10)	(0.18)	(1.92)
Loss on extinguishment of debt per share	(0.06)	—	(0.06)	(0.10)	—	(0.10)
Basic (loss)/earnings per share	(0.17)	0.09	(0.26)	(1.94)	0.24	(2.18)
Dividends and distributions declared per common share	0.15	0.23	(0.08)	0.30	0.46	(0.16)
Net asset value per share	6.27	10.30	(4.03)	6.27	10.30	(4.03)

Net Investment Income

Net investment income for the three and six months ended June 30, 2020 was $1.8 million and $4.2 million, respectively. Net investment income for the three and six months ended June 30, 2019 was $3.5 million and $6.7 million, respectively.  As described below under “Investment Income” and “Expenses”, net investment income decreased by $1.7 million and $2.5 million for the three and six months ended June 30, 2020 from the three and six months ended June 30, 2019, respectively.

Investment Income

Investment income for the three and six months ended June 30, 2020 was $7.4 million and $15.5 million, respectively. Investment income for the three and six months ended June 30, 2019 was $10.7 million and $20.9 million, respectively. Investment income decreased by $3.3 million and $5.5 million for the three and six months ended June 30, 2020 from the three and six months ended June 30, 2019, respectively. This decrease was primarily driven by lower interest income for the three and six months ended June 30, 2020 due to a lower average portfolio size combined with a decrease in the weighted average yield driven by a lower London Interbank Offered Rate, or LIBOR.

Expenses

Total expenses for the three and six months ended June 30, 2020 were $5.7 million and $11.3 million, respectively.  Total expenses for the three and six months ended June 30, 2019 were $7.2 million and $14.2 million, respectively.

The following table summarizes our expenses for the three and six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended		Three	Six Months Ended		Six
($ in thousands)	June 30, 2020	June 30, 2019	Months Variance	June 30, 2020	June 30, 2019	Months Variance
Interest expense	$2,197	$3,860	$(1,663)	$5,201	$7,588	$(2,387)
Management fee	1,143	1,680	(537)	2,443	3,303	(860)
Incentive fee	—	543	(543)	—	832	(832)
Professional fees	490	308	182	639	705	(66)
Directors' fees	163	77	86	246	159	87
Administrator expenses	641	329	312	1,386	700	686
Other expenses	1,033	433	600	1,391	925	466
Total expenses	$5,667	$7,230	$(1,563)	$11,306	$14,212	$(2,906)

Interest expense decreased $1.7 million and $2.4 million for the three and six months ended June 30, 2020, respectively, from the three and six months ended June 30, 2019, respectively, due to lower debt balances largely from the prepayment of Garrison SBIC’s SBA guaranteed debentures and a lower LIBOR during the three and six months ended June 30, 2020.

Management fee decreased by $0.5 million and $0.9 million for the three and six months ended June 30, 2020, respectively, from the three and six months ended June 30, 2019, respectively, primarily due to lower average gross assets during the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019.

Incentive fee decreased by $0.5 million and $0.8 million for the three and six months ended June 30, 2020, respectively, from the three and six months ended June 30, 2019, respectively, as a result of incurring an incentive fee expense for the three and six months ended June 30, 2019 whereas no such expense was incurred for the three and six months ended June 30, 2020 as a result of being subject to the fee limitation pursuant to the Investment Advisory Agreement.

Professional fees, directors’ fees, administrator expenses, and other expenses increased by $1.2 million for the three and six months ended June 30, 2020, from the three and six months ended June 30, 2019, primarily due to higher costs associated with the proposed Merger with PTMN.

Net Realized Loss on Investments

There were net realized losses on investments of $8.7 million and $17.4 million for the three and six months ended June 30, 2020, respectively.

The net realized loss on investments of $8.7 million for the three months ended June 30, 2020 was primarily driven by the realization of our investment in Bravo Brio Restaurant Group, Inc.

The net realized loss on investments of $17.4 million for the six months ended June 30, 2020 was primarily driven by realization of our investment in Bravo Brio Restaurant Group, Inc. and the restructuring of our investments in Constellis Holdings, LLC, Fusion Connect Inc., and VIP Cinema Holdings, Inc.

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

Net Change in Unrealized Loss/(Gain) on Investments

For the three and six months ended June 30, 2020, the net change in unrealized gain and loss on investments was $5.2 million and $16.3 million, respectively.

The net change in unrealized gain on investments for the three months ended June 30, 2020 of $5.2 million was primarily comprised of an $8.1 million reversal of a previous recorded unrealized loss on our investment in Bravo Brio Restaurant Group, Inc., offset by $2.3 million of negative credit-related adjustments across two investments.

The net change in unrealized loss on investments for the six months ended June 30, 2020 of $16.3 million was primarily comprised of $3.4 million of negative credit-related adjustments primarily due to CircusTrix Holdings LLC, Exela Intermediate LLC, and GIG Rooster Holdings and a net $18.3 million of negative market-related adjustments across various direct lending and syndicated investments, partially offset by the $5.4 million reversal of a previous recorded unrealized losses in connection with the realization of Bravo Brio Restaurant Group, Inc. and the restructurings on our investments in Constellis Borrower LLC, Fusion Connect, Inc. and VIP Cinema Holdings, Inc.

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

Net (Decrease)/Increase in Net Assets Resulting from Operations

We had a net asset value per common share outstanding as of June 30, 2020 and December 31, 2019 of $6.27 and $8.51, respectively.

Based on basic weighted average shares outstanding of 16,049,352, the net decrease in net assets from operations per share for three and six months ended June 30, 2020 was $0.17 and $1.94, respectively. These decreases were driven by net realized and unrealized losses of $0.28 per share and $2.20 per share, partially offset by net investment income of $0.11 per share and $0.26 per share incurred during the three and six months ended June 30, 2020, respectively.

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

As of June 30, 2020 and December 31, 2019, we had cash of $8.5 million and $1.3 million, respectively. Also, as of June 30, 2020 and December 31, 2019, we had restricted cash of $8.0 million and $39.1 million, respectively.

Our primary uses of liquidity include making investments in portfolio companies, distributions to the holders of our common stock, servicing interest and principal payments on our various debt financing facilities and paying the fees and other operating expenses we incur as a publicly-traded, externally managed business development company. As of June 30, 2020, we believe that our existing cash and cash equivalents and our ability to sell broadly syndicated investments are sufficient to fund our anticipated liquidity needs through at least June 30, 2021.  In addition, to the extent the proposed Merger transaction does not close, we may amend or refinance our leverage facilities and borrowings, in order to, among other things, modify covenants or the interest rates payable and extend the reinvestment period or maturity date. However, our ability to access capital is subject to market conditions which may result in either capital not being available, or it may be available but only on unfavorable terms. To the extent we are not able to raise additional capital, or otherwise generate sufficient liquidity or are at or near target leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under the Investment Adviser’s allocation policy.

On May 8, 2020, the Board approved a distribution in the amount of $2.4 million, or $0.15 a share, which was paid on June 26, 2020 to stockholders of record as of June 5, 2020

During the six months ended June 30, 2020, cash and restricted cash decreased by $23.8 million as a result of net cash used in financing activities in the amount of $53.7 million, partially offset by net cash provided by operating activities of $29.9 million.

During the six months ended June 30, 2020, cash provided by operating activities resulted mainly from repayments and sales of investments in the amount of $23.8 million and $16.6 million, respectively, and net realized and unrealized loss on investments in the amount of $33.7 million, offset by purchases of investments in the amount of $2.1 million and a net decrease in the due to/from counterparties and affiliates of $8.2 million. Net cash used in financing activities resulted from net repayments from the SBIC borrowings in the amount of $46.9 million, net repayments from the borrowing on our short-term financing facility in the amount of $2.0 million, and cash distributions paid to our stockholders in the amount of $4.8 million.

During the six months ended June 30, 2019, cash and restricted cash decreased by $15.7 million as a result of net cash used in operating activities of $47.8 million, offset by net cash provided by financing activities in the amount of $32.1 million.

During the six months ended June 30, 2019, cash used in operating activities was mainly driven by the purchase of new investments totaling $81.5 million and the payment for investments that were previously purchased but had not yet settled of $17.5 million. These were offset by repayments and sales of investments in the amount of $47.5 million. Net cash provided by financing activities primarily came from resulted from the receipt of net borrowing proceeds from the senior secured revolving notes under our $420.0 million collateralized loan obligation, or the 2018-2 CLO, that closed on October 18, 2018, in the amount of $39.5 million, offset by $7.4 million of cash distributions paid to our stockholders.

As of June 30, 2020 and December 31, 2019, we had $1.6 million and $2.1 million, respectively, of unfunded commitments. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans with various maturity dates, but the entire amount was eligible for funding to the borrowers as of June 30, 2020, and December 31, 2019 subject to the terms of each loan’s respective credit agreement.

As of June 30, 2020, we were not in compliance with our 150% asset coverage requirements and as a result were unable to make additional borrowings under the revolver portion of our 2018-2 CLO. As of December 31, 2019, we had an aggregate of $1.2 million available for additional borrowings under the revolver portion of our 2018-2 CLO and the master repurchase agreement, or the short-term borrowing facility, with Natixis Securities Americas LLC, or Natixis, and $5.2 million of available SBIC leverage. As of June 30, 2020, we retained all of the subordinated notes and $18.3 million of the Class B-R Notes under the 2018-2 CLO, which remained available for us to sell, subject to the asset coverage limitations applicable under the 1940 Act. During the year ended December 31, 2019, we pledged $2.5 million of Class B-R Notes to Natixis under the short-term borrowing facility. As such, as of December 31, 2019, $15.8 million of Class B-R Notes remained available for us to sell, subject to the asset coverage limitations applicable under the 1940 Act.

Under the 1940 Act, we are permitted to incur leverage such that our asset coverage, as defined in the 1940 Act, is at least 150% after giving effect to the incurrence of such leverage.  As of June 30, 2020, our asset coverage was 137.5%.  As a result of our current asset coverage ratio, we cannot incur additional leverage until our asset coverage ratio exceeds 150%.

On June 10, 2020, we terminated the short-term borrowing facility with Natixis.

As of June 30, 2020, we no longer had any SBA-guaranteed debentures outstanding, removed Garrison SBIC’s ability to act as an SBIC, and had delivered a notification letter to the SBA of its intention to surrender its SBIC license.

Portfolio Composition and Select Portfolio Information

As of June 30, 2020, we held investments in 92 portfolio companies with a fair value of $348.8 million. As of June 30, 2020, our portfolio had an average investment size of approximately $3.7 million and a weighted average contractual maturity of 45 months.

The following table shows select information of our portfolio as of the end of each fiscal quarter from June 30, 2019 to June 30, 2020:

($ in millions, % based on fair value, unless otherwise noted)*	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Portfolio Summary:
Total portfolio, at fair value	$348.8	$366.1	$418.9	$459.8	$486.7
Total number of portfolio companies	92	100	105	104	100
Total number of investments	113	119	123	123	119
Average size of debt investments	$3.7	$3.6	$3.8	$4.2	$4.5
Weighted average price of debt investments	91.1	90.1	94.8	95.1	97.1

Portfolio Yields:(1)
Weighted average yield on debt investments at amortized cost(2)	7.2%	7.6%	8.1%	8.5%	8.9%
Weighted average yield on debt investments at fair value(2)	9.5%	9.8%	9.2%	9.2%	9.6%
Weighted average yield on total portfolio at amortized cost	6.9%	7.2%	7.6%	7.6%	8.5%
Weighted average yield on total portfolio at fair value	8.9%	9.1%	8.6%	8.4%	9.3%

Portfolio Structure:
First lien senior secured debt investments	97.8%	97.7%	98.0%	98.1%	96.1%
Equity and other investments	2.2%	2.3%	2.0%	1.9%	3.9%
Floating rate debt investments	99.6%	99.6%	99.7%	100.0%	99.9%
Fixed rate debt investments	0.4%	0.4%	0.3%	0.00%	0.1%

Portfolio Sourcing:
Originated(3)	16.4%	15.5%	14.6%	22.9%	23.1%
Club(4)	42.6%	42.1%	41.4%	39.0%	39.1%
Purchased(5)	41.0%	42.4%	44.0%	38.1%	37.8%

Portfolio Credit Quality:
Performing debt investments	99.0%	99.5%	98.3%	95.1%	99.3%
Non-accrual debt investments	1.0%	0.5%	1.7%	4.9%	0.7%
Weighted average debt/EBITDA of our portfolio companies(2)(6)	4.6	x	4.1	x	4.3	x	4.1	x	3.9	x
Weighted average risk rating of our debt investments	2.6	2.5	2.4	2.4	2.3

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

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2020 and December 31, 2019, we had $1.6 million and $2.1 million of outstanding commitments to fund such investments, respectively.

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

The following table shows the distribution of our investments on the 1 to 4 investment risk scale at fair value, excluding our interest in equity investments, as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020		As of December 31, 2019
($ in thousands)	Investments at Fair Value	Percentage of Total Debt Investments	Investments at Fair Value	Percentage of Total Debt Investments
Risk Rating 1	$1,403	0.4%	$19,269	4.7%
Risk Rating 2	148,660	43.6	266,251	64.9
Risk Rating 3	180,608	53.0	101,099	24.6
Risk Rating 4	10,269	3.0	23,911	5.8
	$340,940	100.0%	$410,530	100.0%

The weighted average risk rating of the portfolio was 2.6 and 2.5 as of June 30, 2020 and December 31, 2019, respectively.

 Contractual Obligations

A summary of our significant contractual payment obligations as of June 30, 2020 is as follows:

	Payments Due by Period
($ in thousands)	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years	Total
2018-2 CLO	$—	$—	$—	$268,750	$268,750
Total contractual obligations	$—	$—	$—	$268,750	$268,750

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

•

During the six months ended June 30, 2020, Garrison Capital Fairchild I Ltd. and Garrison Capital Fairchild II Ltd. distributed the 722,708 shares of GARS common stock held by such entities to their investors.  Garrison Capital Adviser Holdings MM LLC continues to own 67,202 shares of GARS common stock.

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

As a result, we have consolidated the results of Garrison Funding 2018-2 Ltd., Garrison Funding 2018-2 LLC, Garrison SBIC, Garrison Capital PL Holdings LLC, GIG Rooster Holdings I LLC and a series of limited liability companies that GARS created primarily to provide specific tax treatment for the minority equity and other investments held in these limited liability companies to the extent such entity was in existence as of June 30, 2020 and December 31, 2019, respectively. Garrison Capital PL Holdings LLC and Garrison SBIC were dissolved on June 13, 2020 and June 24, 2020, respectively.

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

In addition, we may receive structuring, diligence fees, consulting and managerial assistance fees for periodically providing services to a portfolio company or third party. These fees are recognized when such services have been completed and the fees are generally receivable. Any such fee income received is recorded and classified as other income and included in investment income on the consolidated statements of operations. As these fees are generally paid and recognized in connection with specific loan event or the performance of a service, there may be significant fluctuations from period to period in the amount and size of such fee and they are typically non-recurring in nature.

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

Investment gains and losses: Realized gains and losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to any previously recognized unrealized changes in the investments’ fair value. Current period changes in the fair value of our investments, which are measured at fair value, are recognized and recorded as a component of the net change in unrealized gain/(loss) on investments on the consolidated statement of operations. Both realized and unrealized gains and losses are recorded using the specific identification method.

Non-accrual loans: The Company records interest income, fee income and dividends based on the contractual interest terms of its investments if it expects that it will ultimately be able to collect it. Generally, when management believes that the issuer of the loan will not be able to service the loan, the Investment Adviser will place the loan on non-accrual status and the Company will cease recognizing interest income on that loan. However, the Company remains contractually entitled to this interest.  The Company may restore an investment to accrual status when past due principal and interest payments are made or if the interest income is otherwise deemed to be collectible by the Investment Adviser. The Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2020, the Company had four investments on non-accrual status. As of December 31, 2019, the Company had two investment on non-accrual status.

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

As noted above, the Board has retained several independent valuation firms to review the valuation of each portfolio investment that does not have a readily available market quotation at least once during each 12-month period, provided that, the Board reserves the right to have any investment within the portfolio valued by an independent valuation firm to the extent it determines such a valuation is warranted. To the extent a security is reviewed in a particular quarter, it is reviewed and valued by only one service provider. However, the Board does not, and does not intend to, have investments independently reviewed that (1) have closed within the two most recent quarters or (2) are de minimis investments of less than 0.5% of our total assets (up to an aggregate of 10.0% of our total assets).

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

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount to be paid out as a dividend or distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. The earnings estimates provided to the Board are determined by management in accordance with U.S. GAAP, which may differ from those amounts determined in accordance with U.S. federal income tax regulations.  Net realized capital gains, if any, are distributed at least annually, in accordance with the applicable requirements included within the 1940 Act.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. During the period covered by our financial statements, the majority of the loans in our portfolio had floating interest rates, and we expect that our loans in the future will also have floating interest rates. As of June 30, 2020 and December 31, 2019, 99.6% and 99.7%, respectively, of the outstanding principal amount of our debt investments bore interest at floating rates. These loans usually have floating interest rates based on LIBOR and typically have interest rate re-set provisions that adjust applicable LIBOR under such loans to current market rates on a regular basis. In addition, the 2018-2 CLO has a floating interest rate provision based on a cost of funds that approximates LIBOR and we expect that any other credit facilities into which we enter in the future may have floating interest rate provisions.

Assuming that the interim and unaudited consolidated statement of financial condition as of June 30, 2020 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates.

	(Decrease)/increase	(Decrease)/increase	Net (decrease)/increase
Change in interest rates ($ in thousands)	in interest income	in interest expense	in investment income
Down 25 basis points	$(356)	$(672)	$316
Up 25 basis points	241	672	(431)
Up 50 basis points	518	1,344	(826)
Up 100 basis points	3,287	2,688	599

Although management believes that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit markets, the size, credit quality or composition of the assets in our portfolio and other business developments, including indebtedness under the 2018-2 CLO, or additional borrowings, that could affect our net increase in net assets resulting from operations or net income. Accordingly, we cannot assure you that actual results would not differ materially from the statement above.

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

As of June 30, 2020, our asset coverage ratio was below 150% and we were in breach of a coverage test for our CLO.

Under the 1940 Act, we are permitted to incur leverage such that our asset coverage, as defined in the 1940 Act, is at least 150% after giving effect to the incurrence of such leverage.  As of June 30, 2020, our asset coverage was 137.5%.  As a result of our current asset coverage ratio, we cannot incur additional leverage until our asset coverage ratio exceeds 150%.  As a result of our current asset coverage, we may be required to sell a portion of our investments in order to fund our ongoing liquidity requirements (including distributions to stockholders) or repay a portion of our indebtedness at a time when such sales may be disadvantageous, which could have a material adverse impact on our business, financial condition and results of operations.  In addition, we cannot assure you that we would be able to sell any such assets on a timely basis, at prices equal to fair market value or at all. Further, we expect our investment activity will be limited while our asset coverage is at or below 150%, which may have a material adverse impact on our business, financial condition and results of operations.

Among other tests, the documents governing the 2018-2 CLO require that the aggregate assets that serve as collateral as defined and calculated in accordance with the indenture, for the secured notes issued by the 2018-2 CLO equal at least 118.2% of the aggregate outstanding principal amount of the Class A-R Notes and Class B-R Notes, taken together.  If this coverage test is not satisfied with respect to a quarterly payment date, the 2018-2 CLO may be required to apply amounts to the repayment of interest on and principal on such notes prior to their maturity to the extent necessary to satisfy the coverage test. As of June 30, 2020, we were in breach of this coverage test and, as a result, we have until the next payment date under the 2018-2 CLO to cure such breach to avoid diversion of cash away from making additional investments or distributions on the notes issued by the 2018-2 CLO and held by us in order to pay interest and principal on the secured notes issued by the 2018-2 CLO.

Global economic, political and market conditions caused by the current COVID-19 pandemic have (and in the future could further) adversely affect our business, results of operations and financial condition and those of our portfolio companies.

A novel strain of coronavirus initially appeared in China in late 2019. The rapid spread of the virus and the disease it causes (COVID-19) around the globe caused many governments, including in the United States, to order the temporary closure of “non-essential” business, to issue “stay at home” orders and to restrict travel.  COVID-19 and the governmental responses significantly impacted consumer demand, supply chains and operations in many industries, which contributed to significant market disruption and volatility.  Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets, significant write-offs in the financial sector and re-pricing of credit risk in the broadly syndicated market.  These and any other unfavorable economic conditions created by the COVID-19 pandemic and related restrictions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us, which in turn could negatively impact our operating results.   In addition, our success depends in substantial part on the management, skill and acumen of the Investment Adviser, whose operations may be adversely impacted by government restrictions or any health issues of its investment professionals or service providers.

The COVID-19 pandemic, the related government restrictions and the resulting market conditions have resulted in certain of our portfolio companies ceasing or significantly reducing operations and have negatively affected the supply chains and/or consumer demand of certain of our portfolio companies. In addition, middle market companies, like many of our portfolio companies, may experience difficulty obtaining additional financing or refinancing existing debt in current economic conditions.  Further, as state and local governments ease COVID-19 related restrictions on business activity and travel, our portfolio companies may face increased health and safety expenses, payroll costs and/or other operating expenses.  As a result of the aforementioned factors and others, certain of our portfolio companies may have difficulty meeting their debt service obligations, which may lead to defaults in our portfolio and/or increase requests for amendments or waivers under the documents governing our loans to such companies. Adverse economic conditions may decrease the value of the collateral securing some of our loans and the value of our equity investments. The performance of certain of our portfolio companies has been, and in the future may be, negatively impacted by these economic or other conditions, which has resulted in realized and unrealized losses related to our investment and may result in our receipt of reduced interest income from our portfolio companies, and, in turn, adversely impact our results of operations and the amount available for distribution to our stockholders.

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

Because the market price of PTMN’s common stock and the net asset value per share of PTMN and GARS will fluctuate, our stockholders cannot be sure of the market value or exact composition of the Merger Consideration they will receive until the closing date of the Mergers.

The market value of the consideration that our stockholders will receive for their shares of our common stock upon completion of the Mergers, or the Merger Consideration, may vary from the closing price of PTMN’s common stock and our common stock on the date the Mergers were announced, on the date the Mergers are completed or on any other date. Any change in the market price of PTMN’s common stock prior to completion of the Mergers will affect the market value of the aggregate Merger Consideration. Additionally, the Merger Consideration will fluctuate as the respective net asset values of PTMN and GARS change prior to the Closing Date.

We are not permitted to terminate the Merger Agreement or resolicit the vote of our stockholders solely because of changes in the market price of shares of PTMN’s common stock. There will be no adjustment to the Merger Consideration for changes in the market price of shares of PTMN’s common stock.  Changes in the market price of PTMN’s common stock may result from a variety of factors, including, among other things:

•	changes in the business, operations or prospects of PTMN;

•	the financial condition of current or prospective portfolio companies of PTMN;

•	interest rates or general market or economic conditions;

•	market assessments of the likelihood that the Mergers will be completed and the timing of completion of the Mergers;

•	market perception of the future profitability of the combined company;

•	the duration and effects of the COVID-19 pandemic on PTMN’s and our portfolio companies; and

•

the duration and effects of the COVID-19 pandemic on equity trading prices generally, and specifically on the trading price of PTMN’s common stock and the common stock of the surviving company following the Mergers.

These factors are generally beyond the control of PTMN. The range of high and low closing sales prices of PTMN’s common stock as reported on the Nasdaq Global Select Market for the six months ended June 30, 2020, was a low of $0.75 to a high of $2.36. However, historical trading prices are not necessarily indicative of future performance.

Sales of shares of PTMN’s common stock after the completion of the Mergers may cause the market price of PTMN’s common stock to decline.

Based on the number of outstanding shares of our common stock as of March 31, 2020, the net asset value per share of PTMN’s common stock and the net asset value per share of our common stock on such date, PTMN would issue approximately 32.1 million shares of PTMN’s common stock pursuant to the Merger Agreement (after accounting for anticipated expenses of both parties related to the transaction). Certain of our former stockholders may decide not to hold the shares of PTMN’s common stock that they receive pursuant to the Merger Agreement. In addition, certain of our former stockholders may be required to sell the shares of PTMN’s common stock that they receive pursuant to the Merger Agreement. In addition, PTMN’s stockholders may decide not to hold their shares of PTMN’s common stock after completion of the Mergers. In each case, such sales of PTMN’s common stock could have the effect of depressing the market price for PTMN’s common stock and may take place promptly following the completion of the Mergers.

Our stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Mergers.

Our stockholders will experience a substantial reduction in their respective percentage ownership interests and effective voting power in respect of the combined company relative to their respective percentage ownership interests in us prior to the Mergers. Consequently, our stockholders should expect to exercise less influence over the management and policies of the combined company following the Mergers than they currently exercise over the management and policies of us.

If the Mergers are consummated, based on the number of shares of PTMN’s common stock issued and outstanding on the closing date of the Mergers, the net asset value per share of PTMN’s common stock and the net asset value per share of our common stock, each as of March 31, 2020, it is expected that our former stockholders will own approximately 42% of the PTMN’s outstanding common stock following the Mergers. In addition, both prior to and after completion of the Mergers, subject to certain restrictions in the Merger Agreement and the approval by PTMN’s stockholders of the issuance of shares of PTMN’s common stock pursuant to the Merger Agreement, PTMN may issue additional shares of its common stock (including, subject to certain restrictions under the 1940 Act, at prices below the then current net asset value per share of such common stock), all of which would further reduce the percentage ownership of the combined company held by our former stockholders. In addition, the issuance or sale by PTMN of shares of its common stock at a discount to net asset value poses a risk of economic dilution to stockholders.

PTMN may be unable to realize the benefits anticipated by the Mergers, including estimated cost savings, or it may take longer than anticipated to realize such benefits.

The realization of certain benefits anticipated as a result of the Mergers will depend in part on the integration of our investment portfolio with PTMN’s and the integration of our business with PTMN’s. There can be no assurance that our investment portfolio or business can be operated profitably or integrated successfully into PTMN’s operations in a timely fashion or at all. The dedication of management resources to such integration may divert attention from the day-to-day business of the combined company and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including incurring unexpected costs or delays in connection with such integration and failure of our investment portfolio to perform as expected, could have a material adverse effect on the financial results of the combined company.

PTMN also expects to achieve certain cost savings from the Mergers when the two companies have fully integrated their portfolios. It is possible that the estimates of the potential cost savings could ultimately be incorrect. The cost savings estimates also assume PTMN will be able to combine our and PTMN’s operations in a manner that permits those cost savings to be fully realized. If the estimates turn out to be incorrect or if PTMN is not able to successfully combine our investment portfolio or business with the operations of PTMN, the anticipated cost savings may not be fully realized, or realized at all, or may take longer to realize than expected.

The announcement and pendency of the proposed Mergers could adversely affect our business, financial results and operations.

The announcement and pendency of the proposed Mergers could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future borrowers, which could have a significant negative impact on our future revenues and results of operations, regardless of whether the Mergers are completed. In particular, Garrison Investment Group, which has entered into the Staffing Agreement with the Investment Adviser under which Garrison Investment Group makes available to the Investment Adviser experienced investment professionals and access to the senior investment personnel and other resources of Garrison Investment Group and its affiliates, could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed transaction, and existing borrowers may elect to refinance their loans from us and our affiliates with other lenders. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the Mergers, which could have a significant negative impact on our future revenues and results of operations.

We are also subject to restrictions on the conduct of our business prior to the completion of the Mergers as provided in the Merger Agreement, generally requiring us to conduct our business only in the ordinary course and subject to specific limitations, including, among other things, certain restrictions on our ability to make certain investments and acquisitions, sell, transfer or dispose of our assets, amend our organizational documents and enter into or modify certain material contracts. These restrictions could prevent us from pursuing otherwise attractive business opportunities, industry developments and future opportunities and may otherwise have a significant negative impact on our future investment income and results of operations.

If the Mergers do not close, we will not benefit from the expenses incurred in our pursuit of the Mergers and, under certain circumstances, we will be required to pay all of PTMN’s expenses incurred in connection with the Mergers, subject to a maximum reimbursement payment of $550,000.

The Mergers may not be completed. If the Mergers are not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Mergers for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Mergers are not completed. In addition, under certain circumstances, we will be required to pay all of PTMN’s expenses incurred in connection with the Mergers, subject to a maximum reimbursement payment of $550,000.

The termination of the Merger Agreement could negatively impact us.

If the Merger Agreement is terminated, there may be various consequences, including:

•

our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Mergers, without realizing any of the anticipated benefits of completing the Mergers;

•	the market prices of our common stock might decline to the extent that the market price prior to termination reflects a market assumption that the Mergers will be completed;

•	we may not be able to find a party willing to pay an equivalent or more attractive price than the price PTMN agreed to pay in the Mergers; and

•	the payment of any termination fee or reimbursement of expenses, if required under the circumstances, could adversely affect our financial condition and liquidity.

In addition, the Merger Agreement provides for the payment by us to PTMN of a termination fee of approximately $2.375 million in cash (such amount to be reduced by any amounts that we previously paid to PTMN in the form of expense reimbursement) if the Merger Agreement is terminated under certain circumstances.

The Mergers are subject to closing conditions, including stockholder approvals, that, if not satisfied or waived, will result in the Mergers not being completed, which may result in material adverse consequences to our business and operations.

The Mergers are subject to closing conditions, including certain approvals of our and PTMN’s respective stockholders that, if not satisfied, will prevent the Mergers from being completed. The closing condition that our stockholders approve the Mergers and the Merger Agreement may not be waived and must be satisfied for the Mergers to be completed. In addition, the closing condition that PTMN’s stockholders approve the issuance of shares of PTMN’s common stock to be issued in connection with the Mergers may not be waived and must be satisfied for the Mergers to be completed. If our stockholders do not approve the Mergers and the Merger Agreement or PTMN’s stockholders do not approve the issuance of shares of PTMN’s common stock to be issued in connection with the Mergers, and the Mergers are not completed, the resulting failure to complete the Mergers could have a material adverse impact on our business and operations.

We are subject to operational uncertainties and contractual restrictions while the Mergers are pending, including restrictions on pursuing alternatives to the Mergers.

Uncertainty about the effect of the Mergers may have an adverse effect on us and, consequently, on the combined company following completion of the Mergers. These uncertainties may impair the Investment Adviser’s ability to motivate key personnel until the Mergers are consummated and could cause those who deal with us to seek to change their existing business relationships with us. In addition, the Merger Agreement restricts us from taking actions that we might otherwise consider to be in our best interests. These restrictions may prevent us from pursuing certain business opportunities that may arise prior to the completion of the Mergers, including restrictions on us pursuing alternatives to the Mergers.

The Merger Agreement contains provisions that could discourage or make it difficult for a third party to acquire us prior to the completion of the proposed Mergers.

The Merger Agreement prohibits us from soliciting alternatives to the Mergers and imposes limitations on our ability to respond to and negotiate unsolicited proposals received from third parties. The Merger Agreement contains customary non-solicitation and other provisions that, subject to limited exceptions, limit our ability to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of us. We can consider and participate in discussions and negotiations with respect to an alternative proposal only in very limited circumstances so long as certain notice and other procedural requirements are satisfied. In addition, subject to certain procedural requirements (including the ability of PTMN to revise its offer) and the payment of an approximately $2.375 million termination fee, we may terminate the Merger Agreement and enter into an agreement with a third party that makes a superior proposal. These provisions may discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in connection with the Mergers.

The opinion delivered to the Special Committee (as defined below) and the Board from the financial advisor to the Special Committee prior to signing the Merger Agreement will not reflect changes in circumstances since the date of such opinion.

The opinion of the financial advisor to a special committee of the Board comprised solely of the independent directors, or the Special Committee, was delivered to the Special Committee and the Board on, and was dated, June 24, 2020. Changes in the operations and prospects of us or PTMN, general market and economic conditions and other factors that may be beyond our control may significantly alter our value or the price of shares of PTMN’s common stock by the time the Mergers are completed. The opinion does not speak as of the time the Mergers will be completed or as of any date other than the date of such opinion.

If the Mergers are not completed or we are not otherwise acquired, we may consider other strategic alternatives, which are subject to risks and uncertainties.

If the Mergers are not completed, the Special Committee and the Board may review and consider various alternatives available to us, including, among others, continuing as a standalone public company with no material changes to our business or seeking an alternate transaction. These strategic or other alternatives available to us may involve various additional risks to our business, including, among others, distraction of our management team and associated expenses as described above in connection with the proposed Mergers, and risks and uncertainties related to our ability to complete any such alternatives and other variables which may adversely affect our operations.

Subject to applicable law, we may waive one or more conditions to the Mergers without resoliciting approval from our stockholders.

Certain conditions to our obligation to complete the Mergers may be waived, in whole or in part, to the extent legally allowed, either unilaterally or by agreement of us and PTMN. In the event that any such waiver does not require resolicitation of stockholders, we will have the discretion to complete the Merger without seeking further approval of our stockholders. Accordingly, the terms and conditions as set forth in the Merger Agreement, including certain protections to us, may be waived. The conditions requiring approval of our stockholders and PTMN’s stockholders, however, cannot be waived.

The shares of PTMN’s common stock to be received by our stockholders as a result of the Mergers will have different rights associated with them than shares of our common stock currently held by them.

Certain of the rights associated with our common stock are different from the rights associated with PTMN’s common stock. For example, among other items:

•

The election of our directors requires that the number of votes cast “for” a nominee’s election exceeds the number of votes cast “against” that nominee’s election (with “abstentions” and “broker non-votes” not counted as a vote cast either “for” or “against” a nominee’s election).  PTMN’s directors are elected by a plurality of the votes cast with respect to the director.

•

Amendments to our bylaws or amendments to our certificate of incorporation that are proposed by the Board require the affirmative vote of the holders of a majority of the votes cast by stockholders present in person or by proxy at a meeting of stockholders. Amendments to PTMN’s bylaws and certain amendments to its certificate of incorporation require the affirmative vote of 75% of the shares of PTMN’s capital stock then outstanding and entitled to vote in the election of directors.

•

Removal of one of our directors for cause requires a majority vote of the holders of the outstanding shares then entitled to vote at an election of our directors. Removal of one of PTMN’s directors for cause requires is the affirmative vote of the holders of at least 75% of the voting power of all of the shares of capital stock of PTMN then outstanding and entitled to vote in the election of directors.

The market price of PTMN’s common stock after the Mergers may be affected by factors different from those affecting PTMN’s common stock currently.

Our and PTMN’s businesses differ in some respects and, accordingly, the results of operations of the combined company and the market price of PTMN’s common stock after the Mergers may be affected by factors different from those currently affecting the independent results of operations of each of us and PTMN. These factors include:

•	a larger stockholder base;

•	a different portfolio composition; and

•	a different capital structure.

Accordingly, the historical trading prices and financial results of PTMN may not be indicative of these matters for the combined company following the Mergers.

The U.S. federal income tax treatment of the Additional Cash Consideration is not entirely clear, and the position taken that the Additional Cash Consideration is part of the total cash consideration received by GARS Stockholders pursuant to the Mergers might be challenged by the Internal Revenue Service.

In connection with the transactions contemplated by the Merger Agreement, as additional consideration to the holders of shares of our common stock that are issued and outstanding immediately prior to the effectiveness of the Mergers (excluding any Cancelled Shares), Sierra Crest will pay or cause to be paid to such holders an aggregate amount in cash equal to $5,000,000, or the Additional Cash Consideration. With respect to the Additional Cash Consideration, there is limited authority addressing the tax consequences of the receipt of merger consideration from a party other than the acquiror and, as a result, the tax consequences of the receipt of the Additional Cash Consideration are not entirely clear. PTMN and Sierra Crest intend to take the position that the Additional Cash Consideration received by a U.S. holder is treated as additional Merger Consideration. It is possible, however, that the Internal Revenue Service would assert a contrary position that the Additional Cash Consideration be treated as taxable ordinary income and not as cash received in exchange for such holder’s common stock.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

EXHIBIT INDEX

Number	Description

2.1

Agreement and Plan of Merger, dated as of June 24, 2020 by and among Portman Ridge Finance Corporation, Citadel Acquisition Sub Inc., the Registrant and Sierra Crest Investment Management LLC (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 814-00878), filed on June 25, 2020).

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

Garrison Capital Inc.

Dated: August 10, 2020	By	/s/ Joseph Tansey

Joseph Tansey
Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2020	By	/s/ Daniel Hahn

Daniel Hahn
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)